Form 10-Q
period 1996-06-30
COLONIAL REALTY LIMITED PARTNERSHIP
filed 1996-08-16
CIK 1013844

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                 For the Quarterly Period Ended:  June 30, 1996
                         Commission File Number: 0-20707


                       COLONIAL REALTY LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)



                         Alabama                               63-1098468
                 (State of organization)                     (IRS Employer
                                                          Identification Number)

                 2101 Sixth Avenue North                          35203
                        Suite 750                               (Zip Code)
                   Birmingham, Alabama
         (Address of principal executive offices)

                                      (205) 250-8700
                  (Registrant's telephone number, including area code)



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES x NO ___

                       COLONIAL REALTY LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q


PART I:  FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)
         Consolidated Condensed Balance Sheets as of
         June 30, 1996 and December 31, 1995

         Consolidated Condensed Statements of Income for the Three Months Ended June 30, 1996 and 1995 and for the Six Months Ended June 30, 1996 and 1995

         Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 1996 and 1995

         Notes to Consolidated Condensed Financial Statements

         Report of Independent Accountants

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

PART II:  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT






                COLONIAL REALTY LIMITED PARTNERSHIP
               CONSOLIDATED CONDENSED BALANCE SHEETS
                        --------------------


                                     June 30, 1996
                                      (Unaudited)       December 31, 1995
                                     ------------       -----------------
 ASSETS

 Land, buildings, & equipment, net   $689,959,144          $624,514,188
 Undeveloped land and
   construction in progress            77,639,021            32,640,381
 Cash and equivalents                   1,817,543             1,584,850
 Restricted cash                        2,169,095             2,079,796
 Accounts receivable, net               1,497,696             2,280,508
 Prepaid expenses                       3,427,019             3,561,611
 Notes receivable                         610,453               580,169
 Deferred debt and lease costs, net     5,077,947             3,841,814
 Investments                            5,183,508             5,363,639
 Other assets                           4,806,178             4,849,614
                                     ------------          ------------
                                     $792,187,604          $681,296,570
                                     ============          ============

 LIABILITIES AND PARTNERS' CAPITAL

 Notes and mortgages payable         $354,885,585          $354,099,770
 Accounts payable                      13,513,396            11,423,830
 Accrued expenses                       6,308,672             1,933,068
 Tenant deposits                        2,806,824             2,401,604
 Unearned rent                            385,117               843,642
                                     ------------          ------------
         Total liabilities            377,899,594           370,701,914
                                     ------------          ------------
 Redeemable units, at
   redemption value                   201,852,805           207,596,087
                                     ------------          ------------
 Partners' capital, excluding
   redeemable units                   212,435,205           102,998,569
                                     ------------          ------------
                                     $792,187,604          $681,296,570
                                     ============          ============

 The accompanying notes are an integral part of these financial statements.





                  COLONIAL REALTY LIMITED PARTNERSHIP
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                               (Unaudited)
                          ---------------------


                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                               ----------------------- -----------------------
                                  1996        1995        1996        1995
                               ----------- ----------- ----------- -----------
 Revenue:
         Rent                  $30,815,831 $25,743,804 $59,393,311 $50,405,522
         Other                   1,008,674   1,038,240   2,038,148   1,884,563
                               ----------- ----------- ----------- -----------
                 Total revenue  31,824,505  26,782,044  61,431,459  52,290,085
                               ----------- ----------- ----------- -----------
 Property operating expenses:
    General operating expenses   2,191,186   1,985,630   4,541,943   3,865,716
    Salaries and benefits        2,274,592   1,808,875   4,127,627   3,509,118
    Repairs and maintenance      3,320,269   2,573,167   6,147,126   4,865,056
    Taxes,licenses,and insurance 2,862,519   2,289,423   5,533,951   4,572,852
 General and administrative        727,254   1,358,872   1,565,383   2,565,043
 Depreciation                    5,254,430   4,407,248  10,002,359   8,719,316
 Amortization                      443,393     574,476     990,478   1,101,144
                               ----------- ----------- ----------- -----------
    Total operating expenses    17,073,643  14,997,691  32,908,867  29,198,245
                               ----------- ----------- ----------- -----------
    Income from operations      14,750,862  11,784,353  28,522,592  23,091,840
                               ----------- ----------- ----------- -----------
 Other income (expense):
    Interest expense            (5,140,379) (6,081,084)(10,230,852)(12,387,321)
    Income from investments        185,219     124,749     318,376     251,757
    Gains from sales of property    14,762        (128)     14,762     175,450
                               ----------- ----------- ----------- -----------
    Total other expense         (4,940,398) (5,956,463) (9,897,714)(11,960,114)
                               ----------- ----------- ----------- -----------
    Income before
      extraordinary item         9,810,464   5,827,890  18,624,878  11,131,726
    Extraordinary loss from early
      extinguishment of debt      (159,610)         -0-   (478,240)         -0-
                               ----------- ----------- ----------- -----------
    Net income                  $9,650,854  $5,827,890 $18,146,638 $11,131,726
                               =========== =========== =========== ===========
    Net income per unit              $0.37       $0.31       $0.72       $0.61
                               =========== =========== =========== ===========
 Weighted average units
   outstanding                  25,971,789  18,784,021  25,320,630  18,221,959
                               =========== =========== =========== ===========

 The accompanying notes are an integral part of these financial statements.



                       COLONIAL REALTY LIMITED PARTNERSHIP
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            -------------------

                                               Six Months Ended
                                                   June 30,
                                         ---------------------------
                                            1996            1995
                                         -----------     -----------

 Cash flows from operating activities:
  Net  income                            $18,146,638     $11,131,726
  Adjustments to reconcile net income to
  net cash provided by operating activities:
      Depreciation and amortization       10,992,837       9,820,460
      Provision for doubtful accounts         24,229         119,391
      Gains from sales of property           (14,762)       (175,450)
      Income (loss) from investments          43,735        (107,476)
      Decrease (increase) in:
         Restricted cash                     (89,299)     (1,004,063)
         Accounts receivable                 758,583         980,982
         Notes receivable                    (30,284)        (20,461)
         Prepaid expenses                    308,080         310,775
         Other assets                       (443,821)     (1,107,179)
      Increase (decrease) in:
         Accounts payable                  2,154,244      (1,315,091)
         Accrued expenses                  4,109,946       3,542,610
         Tenant deposits                     208,345         192,861
         Unearned rent                      (458,525)        367,981
 Net cash provided by operating          -----------     -----------
   activities                             35,709,946      22,737,066
                                         -----------     -----------
 Cash flows from investing activities:
      Property acquisition costs paid    (34,856,523)    (24,305,682)
      Development expenditures           (48,059,623)     (7,059,377)
      Tenant improvements                   (325,604)       (635,788)
      Capital expenditures                (2,579,582)       (955,920)
      Proceeds from sales of property         14,762         328,733
      Distributions from investments         139,396         467,062
      Capital contributions
        to investments                        (3,000)       (146,600)
                                         -----------     -----------
 Net cash used in investing activities   (85,670,174)    (32,307,572)
                                         -----------     -----------
 Cash flows from financing activities:
      Principal reductions of debt       (35,918,815)    (17,905,384)
      Proceeds from additional borrowings    500,000      61,520,000
      Change in revolving credit balances  6,256,632     (93,173,744)
      Capital contributions              106,943,150      73,761,381
      Capital distributions              (25,783,730)    (15,171,281)
      Payment of mortgage financing cost  (1,804,316)       (673,383)
                                         ------------    -----------
Net cash provided by financing activities  50,192,921      8,357,589
                                         ------------    -----------
Increase (decrease) in cash and equivalents   232,693     (1,212,917)
Cash and equivalents, beginning of period   1,584,850      2,797,767
                                         ------------    -----------
Cash and equivalents, end of period        $1,817,543     $1,584,850
                                         ============    ===========

 The accompanying notes are an integral part of these financial statements.


                       COLONIAL REALTY LIMITED PARTNERSHIP
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)


Note 1 -- Basis of Presentation
         The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with generally accepted accounting principles for interim financial reporting and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the information included in the Company's General Form for Registration of Securities as filed with the Securities and Exchange Commission on Form 10 on July 6, 1996. The December 31, 1995 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

Note 2 -- Increase in Revolving Credit Agreement
         On June 4, 1996, the Company increased its unsecured line of credit from $75 million to $110 million. The credit facility, which is used by the Company primarily to finance additional property investments, bears interest at a rate ranging between 125 and 175 basis points above LIBOR. The credit facility is renewable annually in December with approval of all parties and provides for a two year amortization in the event of non-renewal.

Note 3 -- Debt Refinancing
         On June 28, 1996, the Company refinanced loans secured by five of the Company's multifamily properties and representing a total of approximately $53.0 million in outstanding indebtedness. The refinanced loans are financed through tax-exempt bonds which are credit enhanced by Fannie Mae. These loans require monthly interest payments through June 2006 and principal and interest payments from July 2006 through June 2026. The loans bear interest at a variable rate, determined weekly at the rate necessary to produce a bid in the process of remarketing the bonds. The interest rate (including the credit enhancement fee) for these loans as of June 30, 1996 was 4.25%.

Note 4 -- Debt Offering
         On July 22, 1996, the Company completed a $130 million public offering of unsecured senior notes. The securities, which received a rating of Baa3 from Moody's Investor Service and a rating of BBB- from Standard & Poor's Ratings Group, were issued in two series of $65 million each requiring bi-annual payments of interest only. The five-year series, which matures in July 2001, bears interest at 7.50% and was priced at a spread of 95 basis points over the five year treasury bond. The ten-year series, which matures in July 2006, bears interest at 8.05% and was priced at a spread of 128 basis points over the ten year treasure bond. The Company used the proceeds of the offering to repay the $85,977,000 balance outstanding on the Company's line of credit and to fund the $41 million cash portion of the acquisition of a retail mall in Myrtle Beach, South Carolina. The remainder of the proceeds were used to fund development activity currently in progress. After the application of the net proceeds, the Company's line of credit is fully available to finance additional acquisitions and development.

Note 5 -- Acquisitions
         On June 19, 1996, the Company acquired 12.5 acres of land located in Bradenton, Florida. The land was acquired at a purchase price of $984,000 pursuant to an option acquired as part of a previous land purchase in November 1995. The Company intends to use the land to expand its multifamily community located in Bradenton at a total cost of approximately $9.1 million, including the land acquisition costs. The land acquisition was and the development expenditures are expected to be funded through advances on the Company's line of credit.

         On July 1, 1996, the Company acquired 49.8 acres of land located in Macon, Georgia for a purchase price of $1,440,000 from Colonial Commercial Investments, Inc. The purchase price, which was determined pursuant to an option acquired at the time of Colonial Properties Trust's (Colonial) IPO in September 1993, was paid through the issuance of 58,466 limited partnership units. Colonial's Board of Trustees unanimously approved the transaction with trustees James K. Lowder and Thomas H. Lowder (owners of Colonial Commercial Investments, Inc.) abstaining from the vote. The Company intends to use the land to develop a 480-unit multifamily apartment community. Construction of the 240-unit first phase is expected to be completed by the fourth quarter of 1997 at a total cost of approximately $12.8 million. Construction expenditures are expected to be financed through advances on the Company's line of credit.

         On July 23, 1996, the Company acquired a 488,000 square foot retail mall located in Myrtle Beach, South Carolina for a purchase price of $42.2 million. The Company used proceeds from its recent debt offering along with the issuance of 48,905 limited partnership units to finance the acquisition. The limited partnership units have been allocated to expansion land acquired as part of the acquisition and, as such, will not be eligible to receive partnership distributions for 24 months after closing.


Note 6 -- Distribution
         On July 25, 1996, a cash distribution was declared to partners of the Company in the amount of $0.50 per partnership unit, totaling $12,986,000. The distribution was made to partners of record as of August 5, 1996 and was paid on August 12, 1996.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of
Colonial Properties Holding Company, Inc.

         We have reviewed the accompanying consolidated balance sheets of Colonial Realty Limited Partnership as of June 30, 1996 and 1995, and the related consolidated condensed statements of income and cash flows for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of operations, Partners' capital, and cash flows for the year then ended (not presented herein); and in our report dated January 25, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




                                                       COOPERS & LYBRAND L.L.P.

Birmingham, Alabama
July 23, 1996

                       COLONIAL REALTY LIMITED PARTNERSHIP


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


General
         The  following   discussion   should  be  read  in   conjunction   with
management's discussion and analysis of financial condition and results of operations and all of the other information appearing in the Company's General Form for Registration of Securities as filed with the Securities and Exchange Commission on Form 10 on July 6, 1996 and with the financial statements included therein and the notes thereto.


Results  of  Operations  -- Three Months Ended June 30, 1996 and 1995.

         Revenue -- Total revenue increased by $5,042,000, or 18.8%, for the second quarter of 1996 when compared to the second quarter of 1995. Of this increase, $4,834,000 represents revenues generated by properties acquired or developed during 1995 and 1996. Revenues also decreased $508,000 during the second quarter of 1996 when compared to the second quarter of 1995 due to one-time revenues received from lease cancellations during the during the second quarter of 1995. The $716,000 remainder of the increase in revenues when comparing the second quarter of 1996 to the second quarter of 1995 represents an increase in rents charged to tenants.

         Operating Expenses -- Operating expenses increased by $2,076,000, or 13.8%, for the second quarter of 1996 when compared to the second quarter of 1995. Expenses incurred by properties acquired during 1995 and 1996 increased operating expenses by $2,280,000. Operating expenses also decreased by $675,000 due to the decrease in a reserve for certain state tax contingencies of $350,000 during the second quarter of 1996 compared to an increase of $325,000 in this reserve during the second quarter of 1995. The $471,000 remainder of the increase in operating expenses when comparing the second quarter of 1996 to the second quarter of 1995 represents an increase in expenses incurred by existing properties.

         Other Income (Expense) -- Interest expense decreased by $941,000, or 15.5%, for the second quarter of 1996 when compared to the second quarter of 1995. Interest expense decreased $466,000 due to the decrease in indebtedness which was repaid through a portion of Colonial Properties Trust's equity offering proceeds in January 1996, net of interest incurred on additional acquisition and development activity. Interest expense also decreased by $801,000 due to the capitalization of $932,000 in interest on construction expenditures during the second quarter of 1996 compared to $131,000 capitalized during the second quarter of 1995.


Results  of  Operations  -- Six Months  Ended June 30, 1996 and 1995.

Revenue -- Total revenue increased by $9,141,000, or 17.5%, for the six months ended June 30, 1996, when compared to the six months ended June 30, 1995. Of this increase, $7,814,000 represents revenues generated by properties acquired or developed in 1995 or 1996. Revenues also decreased $508,000 during the first half of 1996 when compared to the first half of 1995 due to one-time revenues received from lease cancellations during the second quarter of 1995. The $1,835,000 remainder of the increase in revenues when comparing the first half of 1996 to the first half of 1995 represents an increase in rents charged to tenants.

         Operating Expenses -- Operating expenses increased by $3,711,000, or 12.7%, for the six months ended June 30, 1996 when compared to the six months ended June 30, 1995. Expenses incurred by properties acquired during 1995 and 1996 increased operating expenses by $3,589,000. Operating expenses also decreased by $1,075,000 due to the decrease in a reserve for certain state tax contingencies of $650,000 during the first half of 1996 compared to an increase of $425,000 in this reserve during the first half of 1995. The $1,197,000 remainder of the increase in operating expenses when comparing the first half of 1996 to the first half of 1995 represents an increase in expenses incurred by existing properties.

         Other Income and Expenses -- Interest expense decreased $2,156,000, or 17.4%, for the six months ended June 30, 1996, when compared to the six months ended June 30, 1995. Interest expense decreased $859,000 due to the decrease in indebtedness which was repaid through a portion of Colonial Properties Trust's equity offering proceeds in January 1996, net of interest incurred on additional acquisition and development activity. Interest expense also decreased by $1,351,000 due to the capitalization of $1,565,000 in interest on construction expenditures during the first half of 1996 compared to $214,000 capitalized during the first half of 1995.


Liquidity and Capital Resources
         As of June 30, 1996, the Company had one bank line of credit providing for total borrowings of $110 million. The line, which is used by the Company primarily to finance property acquisitions and development, bears interest at a rate ranging between LIBOR plus 125 to LIBOR plus 175 basis points and expires in December 1998. The balance outstanding on this line at June 30, 1996 was $85,139,000.

         On July 22, 1996, the Company completed a $130 million public offering of unsecured senior notes. The securities, which received a rating of Baa3 from Moody's Investor Service and a rating of BBB- from Standard & Poor's Ratings Group, were issued in two series of $65 million each requiring bi-annual payments of interest only. One series, which matures in July 2001, bears interest at 7.50% and was priced at a spread of 95 basis points over the five year treasury bond. The other series, which will mature in July 2006, bears interest at 8.05% and was priced at a spread of 128 basis points over the ten year treasure bond. The Company used the proceeds of the offering to repay the $85,977,000 balance outstanding on the Company's line of credit and to fund the $41 million cash portion of the acquisition of a retail mall in Myrtle Beach, South Carolina. The remainder of the proceeds were used to fund development activity currently in progress. After the application of the net proceeds, the Company's line of credit is fully available to finance additional acquisitions and development.
         Management intends to replace significant borrowings that may accumulate under the bank line of credit with funds generated from the sale of additional securities, including sales of partnership interests to CPHC in connection with public offerings of securities by Colonial, and/or permanent financing, as market conditions permit. Management believes that these potential sources of funds, along with the possibility of issuing limited partnership units in exchange for properties, will provide the Company with the means to finance additional acquisitions. Management anticipates that its net cash provided by operations and its existing cash balances will provide the necessary funds on a short- and long-term basis to cover its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, and distributions to partners.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                          PART II -- OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

               15.  Letter re:  Unaudited Interim Financial Information

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.


                                            COLONIAL REALTY LIMITED PARTNERSHIP

                                By:   Colonial Properties Holding Company, Inc.,
                               its general partner



Date:  August 14, 1996                         /s/ Douglas B. Nunnelley
                                               -------------------------
                                               Douglas B. Nunnelley
                                               Senior Vice President
                                               and Chief Financial Officer



Date:  August 14, 1996                         /s/ Douglas B. Nunnelley
                                               ------------------------
                                               Douglas B. Nunnelley
                                               Senior Vice President
                                               and Chief Financial Officer
                                               (Duly Authorized Officer
                                               and Principal Financial Officer)



Date:  August 14, 1996                         /s/ Kenneth E Howell
                                               --------------------
                                               Kenneth E. Howell
                                               Vice President, Controller,
                                               and Secretary
                                               (Principal Accounting Officer)

Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D. C. 20549



                                       Re:   Colonial Realty Limited Partnership
                                             (File No. 0-20707)
                                             Registration on Form S-3


We are aware that our report dated July 23, 1996 on our review of interim financial information of Colonial Realty Limited Partnership for the quarters ended June 30, 1996 and 1995 and included in the Company's quarterly report on Form 10-Q for the quarters then ended is incorporated by reference in the registration statement on Form S-3 related to the Shelf Registration filed on July 5, 1996. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.





                                                       COOPERS & LYBRAND L.L.P.

Birmingham, Alabama
July 23, 1996