Form 10-Q
period 1996-09-30
COLONIAL REALTY LIMITED PARTNERSHIP
filed 1996-11-14
CIK 1013844

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


               For the Quarterly Period Ended: September 30, 1996

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

               Consolidated Condensed Balance Sheets as of
               September 30, 1996 and December 31, 1995 .............

               Consolidated  Condensed Statements of Income
               for the Three Months Ended  September  30, 1996
               and 1995 and for the Nine Months Ended
               September 30, 1996 and 1995 ..........................

               Consolidated Condensed Statements of Cash
               Flows for the Nine Months Ended
               September 30, 1996 and 1995 ..........................

               Notes to Consolidated Condensed Financial Statements .

               Report of Independent Accountants ....................

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations ..................

PART II:  OTHER INFORMATION


      Item 6.  Exhibits and Reports on Form 8-K .....................

SIGNATURES ..........................................................

EXHIBIT .............................................................





                       COLONIAL REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             --------------------


                               September 30, 1996
                                     (Unaudited)          December 31, 1995
                                    --------------          --------------
                     ASSETS

Land, buildings, & equipment, net    $740,619,547             $624,514,188
Undeveloped land and construction
in progress ......................    101,320,198               32,640,381
Cash and equivalents .............      2,430,329                1,584,850
Restricted cash ..................      2,474,257                2,079,796
Accounts receivable, net .........      2,643,316                2,280,508
Prepaid expenses .................      5,162,386                3,561,611
Notes receivable .................        597,206                  580,169
Deferred debt and lease costs, net      5,658,132                3,841,814
Investments ......................      5,094,782                5,363,639
Other assets .....................      5,538,936                4,849,614
                                      -----------              -----------
                                     $871,539,089             $681,296,570
                                      ===========              ===========


       LIABILITIES AND PARTNERS' CAPITAL

Notes and mortgages payable ......   $431,542,723             $354,099,770
Accounts payable .................     11,405,661               11,423,830
Accrued expenses .................     10,952,720                1,933,068
Tenant deposits ..................      2,778,773                2,401,604
Unearned rent ....................        764,551                  843,642
                                      -----------              -----------

   Total liabilities .............    457,444,428              370,701,914
                                      -----------              -----------

Redeemable units, at redemption value 221,318,948              207,596,087
                                      -----------              -----------

Partners' capital, excluding
  redeemable units ...............    192,775,713              102,998,569
                                      -----------              -----------

                                     $871,539,089             $681,296,570
                                      ===========              ===========


The accompanying notes are an integral part of these financial statements.




                       COLONIAL REALTY LIMITED PARTNERSHIP
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                              ---------------------


                                   Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                ---------------------  ----------------------
                                   1996       1995        1996        1995
                                ---------- ----------  ----------  ----------
 Revenue:
   Rent ...................... $33,697,454 $27,479,569  $93,090,765 $77,885,091
   Other .....................   1,133,632     946,214    3,171,780   2,830,777
                                ----------  ----------   ----------  ----------
Total revenue ................  34,831,086  28,425,783   96,262,545  80,715,868
                                ----------  ----------   ----------  ----------
 Property operating expenses:
   General operating expenses    2,557,913   2,322,099    7,099,856   6,187,815
   Salaries and benefits .....   2,321,790   1,931,743    6,449,417   5,440,861
   Repairs and maintenance ...   3,629,972   3,225,600    9,777,098   8,090,656
   Taxes, licenses,
   and insurance .............   2,840,136   2,530,882    8,374,087   7,103,734
 General and administrative ..   1,032,899   1,179,182    2,598,282   3,744,225
 Depreciation ................   5,789,206   4,598,941    5,791,565  13,318,259
 Amortization ................     251,019     583,398    1,241,498   1,684,542
                                ----------  ----------   ----------  ----------

   Total operating expenses ..  18,422,935  16,371,847   51,331,803  45,570,092
                                ----------  ----------   ----------  ----------

   Income from operations ....  16,408,151  12,053,936   44,930,742  35,145,776
                                ----------  ----------   ----------  ----------
 Other income (expense):
   Interest expense ..........  (6,383,196) (5,706,186) (16,614,047)(18,093,507)
   Income from investments ...     137,332     106,209      455,708     357,966
   Gains (losses) from sales
     of property .............         730        (496)      15,492     174,954
                                ----------  ----------   ----------  ----------

   Total other expense .......  (6,245,134) (5,600,473) (16,142,847)(17,560,587)
                                ----------  ----------   ----------  ----------

 Income before
   extraordinary item ........  10,163,017   6,453,463   28,787,895  17,585,189
 Extraordinary loss from early
   extinguishment of debt ....      (9,263)         -0-    (487,503)         -0-
                                ----------  ----------   ----------  ----------

   Net income ................ $10,153,754  $6,453,463  $28,300,392 $17,585,189
                                ==========  ==========   ==========  ==========

 Net income per unit .........       $0.39       $0.31        $1.11       $0.92
                                ==========  ==========   ==========  ==========

 Weighted average units
   outstanding ...............  26,080,222  21,106,108   25,575,676  19,193,907
                                ==========  ==========   ==========  ==========

 The accompanying notes are an integral part of these financial statements.


                       COLONIAL REALTY LIMITED PARTNERSHIP
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                               -------------------

                                                       Nine Months Ended
                                                          September 30,
                                                 ------------------------------
                                                       1996            1995
                                                 ---------------  -------------

 Cash flows from operating activities:
   Net  income ..............................   $  28,300,392    $  17,585,189
   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization ..........      17,033,063       15,002,801
     Provision for doubtful accounts ........          19,464          116,396
     Gains from sales of property ...........         (15,492)        (174,954)
     Income from investments ................        (455,708)        (779,159)
   Decrease (increase) in:
     Restricted cash ........................        (394,461)      (1,019,341)
     Accounts receivable ....................        (331,629)         500,116
     Notes receivable .......................         (17,037)         (18,656)
     Prepaid expenses .......................      (1,420,361)        (401,635)
     Other assets ...........................      (1,257,028)      (1,677,314)
   Increase (decrease) in:
     Accounts payable .......................          72,684        1,663,795
     Accrued expenses .......................       8,542,236        6,291,734
     Other liabilities ......................          84,306          414,210
                                                -------------    -------------
Net Cash Provided by Operating activities: ..      50,160,429       37,503,182
                                                -------------    -------------
Cash flows from investing activities:
     Property acquisition costs paid ........     (90,054,192)     (50,897,503)
     Development expenditures ...............     (68,015,254)     (14,058,919)
     Tenant improvements ....................        (556,569)        (838,085)
     Capital expenditures ...................      (4,489,591)      (1,564,133)
     Proceeds from sales of property ........           6,400          328,237
     Distributions from investments .........         738,359          739,292
     Capital contributions to investments ...         (13,794)        (146,600)
                                                -------------    -------------
Net cash used in investing activities .......    (162,384,641)     (66,437,711)
                                                -------------    -------------

Cash flows from financing activities:
     Principal reductions of debt ...........     (37,561,430)     (18,147,194)
     Proceeds from additional borrowings ....     130,040,450       61,520,000
     Change in revolving credit balances ....     (44,994,368)     (64,468,744)
     Capital contributions ..................     106,976,322       73,731,007
     Capital distributions ..................     (38,803,730)     (25,196,440)
     Payment of mortgage financing cost .....      (2,587,553)        (705,985)
                                                -------------    -------------
Net cash provided by financing activities ...     113,069,691       26,732,644
                                                -------------    -------------
 Increase (decrease) in cash and equivalents          845,479       (2,201,885)
 Cash and equivalents, beginning of period ..       1,584,850        2,797,767
                                                -------------    -------------
 Cash and equivalents, end of period ........   $   2,430,329    $     595,882
                                                =============    =============



 The accompanying notes are an integral part of these financial statements.


                       COLONIAL REALTY LIMITED PARTNERSHIP
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)

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

Note 2 -- Acquisitions
        On September 13, 1996, the Company acquired a multifamily community located in Macon, Georgia at a purchase price of $9.45 million. The purchase of this property was completed through an advance on the Company's line of credit.

        On October 2, 1996, the Company acquired a 209,000 square foot shopping center located in Orlando, Florida, for a purchase price of $18.1 million. The purchase of the shopping center was financed through an advance on the Company's line of credit.

        On October 18, 1996, the Company acquired a 158,000 square foot shopping center located in St. Petersburg, Florida for a purchase price of $11.8 million, which was funded through an advance on the Company's line of credit.

        On October 18, 1996, the Company acquired a 222,000 square foot shopping center located in Orlando, Florida for a purchase price of $17.2 million. In the acquisition of this property, the Company assumed an existing mortgage of $10.4 million that matures in October 2001 and bears an interest rate of 8.8%. The remainder of the purchase price was financed through an advance on the Company's line of credit.

Note 3 -- Distribution
        On October 24, 1996, a cash distribution was declared to partners of the Company in the amount of $0.50 per partnership unit, totaling $13,016,000. The distribution was made to partners of record as of November 4, 1996 and was paid on November 12, 1996.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners
Colonial Realty Limited Partnership

        We have reviewed the accompanying consolidated balance sheet of Colonial Realty Limited Partnership as of September 30, 1996, the related consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 1996 and 1995, and the related consolidated condensed statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

        We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 25, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




                                                        COOPERS & LYBRAND L.L.P.

Birmingham, Alabama
October  21, 1996

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


Results of Operations -- Three Months Ended  September 30, 1996 and 1995 Revenue
        -- Total revenue increased by $6,405,000, or 22.5%, for thethird quarter of 1996 when compared to the third quarter of 1995. Of this increase, $5,390,000 represents revenues generated by properties acquired or developed during 1995 and 1996. The $1,015,000 remainder of the increase in revenues when comparing the third quarter of 1996 to the third quarter of 1995 represents an increase in rents charged to tenants.

        Operating Expenses -- Operating expenses increased by $2,051,000, or 12.5%, for the third quarter of 1996 when compared to the third quarter of 1995. Expenses incurred by properties acquired during 1995 and 1996 increased operating expenses by $2,464,000. Operating expenses also decreased by $250,000 due to the resolution of prior reserves for certain state tax contingencies.

        Other Income (Expense) -- Interest expense increased by $677,000, or 11.9%, for the third quarter of 1996 when compared to the third quarter of 1995. Interest expense increased $1,591,000 due to the increase in indebtedness which was incurred to finance acquisition and development activity, net of indebtedness which was repaid through a portion of the Company's equity offering proceeds in January 1996. Interest expense also decreased by $914,000 due to the capitalization of $1,171,000 in interest on construction expenditures during the third quarter of 1996 compared to $257,000 capitalized during the third quarter of 1995.


Results of Operations  -- Nine Months Ended  September 30, 1996 and 1995 Revenue
        -- Total revenue increased by $15,547,000, or 19.3%, for the nine months ended September 30, 1996, when compared to the nine months ended September 30, 1995. Of this increase, $13,204,000 represents revenues generated by properties acquired or developed in 1995 and 1996. Revenues also decreased $508,000 during the first nine months of 1996 when compared to the first nine months of 1995 due to one-time revenues received from lease cancellations during the second quarter of 1995. The $2,851,000 remainder of the increase in revenues when comparing the first nine months of 1996 to the first nine months of 1995 represents an increase in rents charged to tenants.

        Operating Expenses -- Operating expenses increased by $5,762,000, or 12.6%, for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995. Expenses incurred by properties acquired during 1995 and 1996 increased operating expenses by $6,053,000. Operating expenses also decreased by $1,325,000 due to the resolution of prior reserves for certain state tax contingencies. The $1,034,000 remainder of the increase in operating expenses when comparing the first nine months of 1996 to the first nine months of 1995 represents an increase in expenses incurred by existing properties.

        Other Income and Expenses -- Interest expense decreased $1,479,000, or 8.2%, for the nine months ended September 30, 1996, when compared to the nine months ended September 30, 1995. Interest expense increased $639,000 due to the increase in indebtedness which was incurred to finance acquisition and development activity, net of indebtedness which was repaid through a portion of the Company's equity offering proceeds in January 1996. Interest expense also decreased by $2,118,000 due to the capitalization of $2,589,000 in interest on construction expenditures during the first nine months of 1996 compared to $471,000 capitalized during the first nine months of 1995.

Liquidity and Capital Resources
        As of September 30, 1996, the Company had one bank line of credit providing for total borrowings of $110 million. The line, which is used by the Company primarily to finance property acquisitions and development, bears interest at a rate ranging between LIBOR plus 125 to LIBOR plus 175 basis points and expires in December 1998. The balance outstanding on this line at September 30, 1996 was $33,888,000.

        Management intends to replace significant borrowings that may accumulate under the bank line of credit with funds generated from the sale of additional equity securities and/or permanent financing, as market conditions permit. Management believes that these potential sources of funds, along with the possibility of issuing limited partnership units of Colonial Realty Limited Partnership in exchange for properties, will provide the Company with the means to finance additional acquisitions. Management anticipates that its net cash provided by operations and its existing cash balances will provide the necessary funds on a short- and long-term basis to cover its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, and dividends to shareholders in accordance with Internal Revenue Code requirements applicable to real estate investment trusts.

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


                                           COLONIAL REALTY LIMITED PARTNERSHIP




Date:  November 14, 1996                   /s/ Douglas B. Nunnelley
                                           ----------------------------
                                           Douglas B. Nunnelley
                                           Senior Vice President
                                           and Chief Financial Officer



Date:  November 14, 1996                   /s/ Douglas B. Nunnelley
                                           ----------------------------
                                           Douglas B. Nunnelley
                                           Senior Vice President
                                           and Chief Financial Officer
                                           (Duly Authorized Officer
                                           and Principal Financial Officer)



Date:  November 14, 1996                   /s/ Kenneth E Howell
                                           ----------------------------
                                           Kenneth E. Howell
                                           Vice President, Controller,
                                           and Secretary
                                           (Principal Accounting Officer)

Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D. C. 20549



                                        Re: Colonial Realty Limited Partnership
                                            (File No. 0-20707)
                                            Registration on Form S-3


We are aware that our report dated October 21, 1996 on our review of interim financial information of Colonial Realty Limited Partnership for the quarters ended September 30, 1996 and 1995 and included in the Company's quarterly report on Form 10-Q for the quarters then ended is incorporated by reference in the registration statements on Forms S-3 related to the Shelf Registrations filed on July 5, 1996 and October 18, 1996. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.





                                                        COOPERS & LYBRAND L.L.P.

Birmingham, Alabama
October 21, 1996