Form 10-K
period 1996-12-31
COLONIAL REALTY LIMITED PARTNERSHIP
filed 1997-03-31
CIK 1013844

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1996 OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________________ to
     ---------------


                         Commission File Number 0-20707

              COLONIAL REALTY LIMITED PARTNERSHIP
    (Exact name of registrant as specified in its charter)

           Delaware                      63-1098468
    (State of organization)           (I.R.S. employer
                               identification no.)

    2101 Sixth Avenue North                 35203
           Suite 750                     (Zip Code)
      Birmingham, Alabama
     (Address of principal
      executive offices)

Registrant's telephone number, including area code:  (205)
250-8700
Securities registered pursuant to Section 12(b) of the Act:

      Title of each class         Name of each exchange on
                                which registered
        Not applicable                 Not applicable

Securities registered pursuant to Section 12(g) of the Act:
None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

         Documents Incorporated by Reference

         None.

                          PART I

Item 1.  Business.

         As used herein,  the terms "CRLP" and "Operating  Partnership"  include
Colonial Realty Limited Partnership, a Delaware limited partnership, and its subsidiary and other affiliates (including Colonial Properties Services Limited Partnership) or, as the context may require, Colonial Realty Limited Partnership only. As used herein, the term "Company" includes Colonial Properties Trust, an Alabama real estate investment trust, and one or more if its subsidiaries and other affiliates (including Colonial Properties Holding Company, Inc., CRLP, Colonial Properties Services Limited Partnership and Colonial Properties Services, Inc.) or, as the context may require, Colonial Properties Trust only.

         CRLP is the Operating Partnership of the Company, which is one of the largest owners, developers and operators of multifamily, retail and office properties in the southeastern United States. It is a fully-integrated real estate company, whose activities include ownership of a diversified portfolio of 73 properties located in Alabama, Florida, Georgia, and South Carolina, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate. CRLP currently owns 42 multifamily apartment communities containing a total of 13,617 apartment units (the "Multifamily Properties"), 21 retail properties containing a total of approximately 5.6 million square feet of retail space (the "Retail Properties"), 10 office properties containing a total of approximately 1.0 million square feet of office space (the "Office Properties"), and certain parcels of land adjacent to 5 of these properties (the "Land"). (The Multifamily Properties, the Retail Properties, the Office Properties and the Land are referred to collectively as the "Properties"). As of December 31, 1996, the Multifamily Properties that had achieved stabilized occupancy, the Retail Properties, and the Office Properties were 94.8%, 93.8% and 97.4% leased, respectively.

         CRLP's executive offices are located at 2101 Sixth Avenue North, Suite 750, Birmingham, Alabama, 35203 and its telephone number is (205) 250-8700. CRLP was formed in Delaware on August 6, 1993.

Formation of the Company

         The Operating Partnership was formed to succeed to substantially all of the interests of Colonial Properties, Inc., an Alabama corporation ("Colonial"), its affiliates and certain others in a diversified portfolio of multifamily, retail, and office properties located in Alabama, Florida, and Georgia and to the development, acquisition, management, leasing, and brokerage businesses of Colonial.

         On September 29, 1993, (i) the Company consummated an initial public offering (the "IPO") of 8,480,000 of its common shares of beneficial interest, $.01 par value per share ("Common Shares"), (ii) the Operating Partnership assumed ownership of 36 Properties (or interests therein) held by Thomas H. Lowder, James K. Lowder, Robert E. Lowder, and their mother, Catherine Lowder (the "Lowder family"), and third-party partners of the Lowder family, and the operating businesses of Colonial, (iii) the Company transferred the net proceeds from the IPO through Colonial Properties Holding Company, Inc. to the Operating Partnership, in exchange for 8,480,000 units of limited partnership interest in the Operating Partnership ("Units"), (iv) the Operating Partnership repaid approximately $150.2 million of indebtedness and prepayment penalties associated therewith secured by certain of the Properties, and (v) the Operating Partnership established a $35.0 million line of credit with SouthTrust Bank, which has since been increased to $125.0 million, to fund development activities and property acquisitions and for general corporate purposes (collectively, the "Formation Transactions"). On October 28, 1993, the underwriters of the IPO exercised an over-allotment option to purchase an additional 686,200 shares.

Recent Developments

         Since the Company's IPO, CRLP has significantly expanded its portfolio of Properties and its operating businesses. Acquisitions by CRLP of new properties represent a total investment of $573.1 million. CRLP has also completed the expansion of four multifamily properties since the IPO, adding a total of 728 units to the multifamily portfolio. CRLP currently has seven active expansion and development projects in progress for Multifamily Properties (including additional phases of two existing Multifamily Properties) and major expansions of the CRLP's Macon Mall and Montgomery Promenade Retail Properties.

         The following is a summary of CRLP's acquisition and development activity in 1996.

Acquisition Activity

         CRLP acquired three retail shopping centers in central Florida and one regional mall in South Carolina containing approximately 1.1 million leasable square feet for a total purchase price of approximately $90.0 million. CRLP spent $4.3 million to acquire tenant-owned space and underlying land at an existing retail center.

         CRLP also acquired five multifamily properties in Alabama and two multifamily properties in Georgia containing 1,505 units for a total purchase price of approximately $79.0 million.

Development Activity

         During 1996 CRLP constructed 873 new apartment units in six multifamily communities (three of which were completed during the year) and acquired land on which it intends to develop two additional multifamily communities during 1997. The aggregate cost of this multifamily development activity was $68.2 million. As of December 31, 1996, CRLP has 1,216 apartment units in six multifamily communities under development and expansion. Management anticipates that two of the multifamily projects will be completed during the first half of 1997 and three others will be completed during the second half of the year. The remaining multifamily project will be completed during the first half of 1998. Management expects to invest approximately $31.8 million over these periods to complete these projects.

         During 1996 CRLP also continued the 422,000 square foot expansion of its regional mall in Macon, Georgia and began a 225,000 square foot expansion of a community shopping center in Montgomery, Alabama. The aggregate cost of this retail development activity was $31.6 million. The Macon Mall expansion was completed and opened during February 1997, and management anticipates completing its Montgomery project during the last half of 1997. Management expects to invest approximately $19.8 million during 1997 to complete these projects.

         The table below provides an overview of CRLP's acquisition and development activity during 1996:

                         Summary of Recent
                    Acquisition and Development
                            Activity


Completion or                                                          Cost or
 Anticipated                                       Type of  Units(M) Anticipated
 Completion              Name of                   Property  GLA (R)   Cost (in
   Date                 Property       Location      (1)      (2)  Thousands (3)
--------------  --------------------  -----------   ------  -------  ------------

Acquisitions:
   2nd Qtr 96   Ashford Place         Mobile, AL     M         168    $  6,400
   2nd Qtr 96   Pointe West           Mobile, AL     M         104       4,700
   2nd Qtr 96   Spring Creek          Macon, GA      M         296      14,400
   2nd Qtr 96   Crowne Chase          Birmingham, AL M         244      13,700
   2nd Qtr 96   Crowne Point          Birmingham, AL M         392      23,100
   2nd Qtr 96   Crowne Ridge          Birmingham, AL M         125       7,200
   3rd Qtr 96   Barrington Club       Macon, GA      M         176       9,500
   3rd Qtr 96   Briarcliffe Mall      Myrtle
                                      Beach, SC      R      488,000     42,800
   3rd Qtr 96   Winter Haven          Orlando,
                 (expansion)           FL            R       22,000      4,300
   4th Qtr 96   Bardmoor Village      St.
                                      Petersburg, FL R      158,000     11,900
   4th Qtr 96   Island Walk           Orlando, FL    R      222,000     17,200
   4th Qtr 96   Wekiva River Walk     Orlando, FL    R      209,000     18,100
Developments:
   1st Qtr 96   McGehee Place V
                 (expansion)          Montgomery, AL M          16         800
   4th Qtr 96   Inverness Lakes
                 (expansion)          Mobile, AL     M         180       9,500
   4th Qtr 96   Colonial Grand at     Birmingham,
                 Galleria (expansion)  AL            M         160       8,700
   1st Qtr 97   Riverchase III
                 (expansion)          Tampa, FL      M         276      14,900
   1st Qtr 97   Colonial Grand at
                 Heathrow             Orlando, FL    M         312      20,400
   1st Qtr 97   Colonial Grand at
                 Bayshore             Bradenton, FL  M         212      11,600
   4th Qtr 97   Colonial Village at   Birmingham,
                Inverness (expansion   AL            M          84       4,100
   4th Qtr 97   Colonial Grand at
                 Bayshore II
                 (expansion)          Bradenton, FL  M         164       9,100
   4th Qtr 97   Colonial Grand at
                 Wesleyan             Macon, GA      M         240      12,800
   2nd Qtr 98   Colonial Grand at
                 Hunter's Creek       Orlando, FL    M         496      33,000
   1st Qtr 97   Macon Mall (expansion)Macon, GA      R      422,000(4)  52,000
   4th Qtr 97   Montgomery Promenade  Montgomery,
                (expansion)           AL             R      225,000(5)   7,000
                                                                      --------
                                                            Total     $357,200
                                                                      ========

(1) M refers to Multifamily Properties and R refers to Retail Properties.
(2) Units (in this table only) refers to multifamily apartment units and GLA refers to gross leasable area of retail space.
(3) Amounts in thousands.
(4) Includes 249,000 square feet of GLA and 173,000 square feet of space owned by an anchor.
(5) Includes 95,000 square feet of GLA and 130,000 square feet of space owned by an anchor.

Multifamily Property Acquisitions

         Spring Creek Apartments--On April 1, 1996, CRLP acquired Spring Creek Apartments, a 296-unit luxury multifamily community in Macon, Georgia at a purchase price of $14.4 million which was financed through an advance on CRLP's unsecured line of credit. Spring Creek was constructed in two phases completed in 1992 and 1994. The development consists of 33 two-story buildings and a separate clubhouse on approximately 27 acres of land. Amenities include two swimming pools, a fitness center, and racquetball and tennis courts.

         Crowne Chase Apartments--On April 15, 1996, CRLP acquired Crowne Chase Apartments, a 244-unit luxury multifamily community in Birmingham, Alabama. Crowne Chase was acquired for a purchase price of $13.7 million which was financed through an advance on CRLP's unsecured line of credit. The development, which was constructed in 1994, consists of 16 two-story buildings and a separate clubhouse on approximately 20.3 acres. Amenities include a fitness center, a swimming pool with sauna, lighted tennis courts, and breathtaking landscaping and waterscaping.

         Crowne Point Apartments--On May 10, 1996, CRLP acquired Crowne Point Apartments, a 392-unit complex comprising 26 two-story buildings in a suburb of Birmingham, Alabama. The buildings were constructed in two phases in 1987 and 1991. Crowne Point was acquired for a purchase price of $23.1 million which was financed through the assumption of a mortgage with a balance of $12.4 million, which bears interest at 8.0%, and an advance on CRLP's unsecured line of credit. Crowne Point's amenities include a recreational building, two swimming pools, a clubhouse with an exercise room, and lighted tennis courts.

         Pointe West Apartments and Ashford Place Apartments--On April 1, 1996, CRLP acquired Pointe West Apartments in Mobile, Alabama. Pointe West was completed in 1981 and consists of 104 units in 14 two-story buildings with a separate clubhouse on approximately 7.6 acres of land.

         Also on April 1, 1996, CRLP acquired Ashford Place Apartments in Mobile, Alabama. Ashford Place was completed in 1983 and consists of 168 units in 11 two-story buildings with a separate clubhouse on approximately 8.8 acres of land.

         Both properties offer a swimming pool, exercise room, a fireplace in each unit, and controlled access parking. Pointe West also offers covered parking to its residents. The combined purchase price of approximately $11.1 million for Ashford Place and Pointe West was paid through the issuance of 182,804 limited partnership units at $24.00 per unit, the assumption of approximately $6.4 million of indebtedness at an interest rate of 7.125%, and payment of other acquisition costs estimated at approximately $330,000.

         Crowne Ridge Apartments--On May 10, 1996, CRLP acquired Crowne Ridge Apartments, located in a suburb of Birmingham, Alabama. Crowne Ridge consists of 125 units in eight two-story buildings which were built in 1992. The purchase price of $7.2 million was financed through CRLP's assumption of a mortgage with a balance of $3.8 million which bears interest at 8.06% and through an advance on CRLP's line of credit. Crowne Ridge's amenities include a clubhouse with an exercise room, a swimming pool, and extensive landscaping.

         Barrington Club Apartments--On September 13, 1996, CRLP acquired Barrington Club Apartments, a 176-unit luxury multifamily community in Macon, Georgia. Barrington Club was acquired for a purchase price of $9.5 million which was financed through an advance on CRLP's unsecured line of credit. The development, which was completed earlier this year, consists of eight two- and three-story buildings and a separate clubhouse on approximately 14 acres of land. Amenities include a swimming pool, a fitness center, tennis courts, and a playground. The property is located in the Barrington Hall, a 650-acre Planned Unit Development, which includes a golf club with an 18-hole course, estate homes, and single family homes. Residents of Barrington Club Apartments have golf privileges at the club.

         CRLP intends to continue to pursue acquisitions in the southeastern United States that meet CRLP's acquisition criteria for property quality, market strength and investment return.

Completed Multifamily Expansions

         McGehee Place V Apartments--CRLP completed the 16-unit expansion of McGehee Place Apartments in Montgomery, Alabama in May 1996 at a total cost of $0.8 million, including land acquisition costs funded through advances under CRLP's line of credit. CRLP expects to complete lease-up of this completed expansion during the first quarter of 1997.
         Colonial Grand at Galleria--CRLP completed the 160-unit expansion of Colonial Grand at Galleria located in Birmingham, Alabama in October 1996 at a total cost of $8.7 million including land acquisition costs funded through advances under CRLP's line of credit. CRLP expects to complete lease-up of this completed expansion during the second quarter of 1997.

         Inverness Lakes Apartments--CRLP completed the 180-unit expansion of Inverness Lakes Apartments located in Mobile, Alabama in September 1996 at a total cost of $9.5 million including land acquisition costs, which were funded through advances under CRLP's line of credit. CRLP expects to complete lease-up of this completed expansion during the first quarter of 1997.

Continuing Multifamily Expansion and Development Activity

         Riverchase III--CRLP continued construction on a 276-unit expansion of Riverchase III Apartments located in Tampa, Florida. The community amenities will include a clubhouse, a swimming pool, an exercise center, an air conditioned racquetball court, tennis courts, and laundry facilities. Project development costs, including land acquisition costs, are expected to total $14.9 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete construction in the first quarter of 1997 and to complete lease-up during the second quarter of 1998.

         Colonial Grand at Bayshore--CRLP continued construction on a 212-unit development located in Bradenton, Florida. The new community will offer a variety of amenities, including a club house, an exercise center, a swimming pool overlooking a five-acre lake, tennis and basketball courts, a children's playground, tenant garages, and storage units. Project costs, including land acquisition costs, are expected to total $11.6 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete construction in the second quarter of 1997 and to complete lease-up during the third quarter of 1997.

         Colonial Grand at Heathrow--CRLP continued construction on a 312-unit development located in Heathrow (Orlando), Florida. CRLP acquired the land (30 acres) in December 1994 at a cost of $2.2 million. The new development will be located adjacent to Heathrow International Business Center and Heathrow Country Club. The new apartment community will offer a variety of amenities, including a clubhouse with conference and computer rooms, an exercise center, tennis and basketball courts, a swimming pool, and laundry facilities. Project development costs, including land acquisition costs, are expected to total $20.4 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete construction in the first quarter of 1997 and to complete lease-up during the second quarter of 1997.

New Multifamily Expansion and Development Activity

         Colonial Village at Inverness--CRLP began construction on an 84-unit expansion of Colonial Village at Inverness located in Birmingham, Alabama during the third quarter of 1996. Project development costs, including land acquisition costs, are expected to total $4.1 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete construction in the fourth quarter of 1997 and to complete lease-up during the first quarter of 1998.

         Colonial Grand at Bayshore II--CRLP began construction on a 164-unit expansion to this development located in Bradenton, Florida. CRLP acquired the land (12.5 acres) at a cost of $1.0 million pursuant to an option acquired at the time CRLP purchased the land for the existing Colonial Grand at Bayshore development in November 1995. This expansion phase will offer the same amenities as the existing community. Project development costs, including land acquisition costs, are expected to total $9.1 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete construction in the fourth quarter of 1997 and to complete lease-up during the second quarter of 1998.

         Colonial Grand at Wesleyan--CRLP began construction on a 240-unit development located in Macon, Georgia. CRLP acquired the land (49.8 acres) at a cost of $1.4 million, which was determined pursuant to an option acquired at the time of the Company's IPO in September 1993. The new community will offer a variety of amenities, including a clubhouse, an exercise center, a swimming pool, tennis courts, and storage units for rent. Project development costs, including land acquisition costs, are expected to total $12.8 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete construction in the fourth quarter of 1997 and to complete lease-up during the second quarter of 1998.

         Colonial Grand at Hunter's Creek--CRLP began construction on a 496-unit development located in Orlando, Florida. CRLP acquired the land (36 acres) at a cost of $4.0 million. The new apartment community will offer a variety of amenities, including a swimming pool and spa, an exercise room, enclosed garages, tennis courts, and a car wash. Project development costs, including land acquisition costs, are expected to total $33.0 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete construction in the second quarter of 1998 and to complete lease-up during the first quarter of 1999.

Retail Property Acquisitions

         Briarcliffe Mall--On July 1, 1996, CRLP acquired Briarcliffe Mall, a 488,000 square foot regional mall in Myrtle Beach, South Carolina, for a purchase price of $42.8 million. The mall includes a 50,745 square foot J.C. Penney, an 84,000 square foot K-Mart, and two Belk's stores, one having 58,000 square feet and the other having 61,000 square feet under a ground lease. The mall was constructed in 1986 and was 96% leased at December 31, 1996. The acquisition includes approximately 9 acres of land adjacent to the mall property which is available for expansion. CRLP used proceeds from its July 1996 debt offering to fund $41.6 million of the acquisition price and issued 48,905 limited partnership units valued at $1.2 million. The units have been allocated to the expansion land portion of the acquisition and as such will not be eligible to receive distributions for 24 months after closing.

         Wekiva River Walk--On October 1, 1996, CRLP acquired Wekiva River Walk Shopping Center, a 209,000 square foot shopping center in Orlando, Florida, for a purchase price of $18.1 million. The center includes a 58,000 square foot Goodings Supermarket, a 36,000 square foot Beall's Department Store, a 26,000 square foot United Artists Cinema, and ground leases for NationsBank and Barnett Bank. The center includes approximately 34,000 square feet of vacant in-line shop space the Company anticipates using to enhance the center's performance. The center was built in 1990 and was 84% leased at December 31, 1996.

         Bardmoor Village--On October 1, 1996, CRLP acquired Bardmoor Village Shopping Center, a 158,000 square foot shopping center in St. Petersburg, Florida, for a purchase price of $11.9 million. The center includes a 66,000 square foot Publix Super Market, a 36,000 square foot Craft Depot, a 10,000 square foot Eckerd Drug Store, and a ground lease for First Union Bank. The center was built in 1981, renovated and expanded in 1991, and was 99% leased at December 31, 1996.

         Island Walk--On October 1, 1996, CRLP also acquired Island Walk Shopping Center, a 222,000 square foot shopping center in Orlando, Florida, for a purchase price of $17.2 million. The center includes a 108,000 square foot K-mart and a 56,000 square foot Publix Super Market. The center was built in two phases with the first phase completed in 1993 and the second phase in 1995. The center was 95% leased at December 31, 1996. In the acquisition of this property CRLP assumed an existing mortgage of $10.4 million that matures in October 2001 and bears an interest rate of 8.8%.

Retail Expansion Activity

         Macon Mall--On February 12, 1997, CRLP completed its 422,000 square foot expansion of Macon Mall, a super regional mall located in Macon, Georgia. The mall expansion will include new anchor tenants Parisian, Inc. and Dillard Department Stores, Inc. together with 50 specialty shops, which have joined existing department stores including Macy's Primary Real Estate, Inc., Belk-Matthews Company of Macon, Georgia, a Georgia Corporation, Sears, Roebuck and Company and J.C. Penney Company, Inc. Macon Mall now contains approximately 1,431,000 square feet of retail shopping space. The project expansion costs totaled approximately $52 million and were funded through advances on CRLP's line of credit. CRLP expects to complete lease-up of this expansion during the first quarter of 1998.
         Montgomery Promenade--CRLP began the 225,000 square foot expansion of Montgomery Promenade, a power center containing approximately 210,000 square feet located in Montgomery, Alabama. The expansion, which will be known as Montgomery Promenade North, will increase the shopping center to 435,000 square feet of leasable area and will include a 130,000 square foot tenant-owned Home Depot. Montgomery Promenade is anchored by Winn Dixie Market Place, Stein Mart, Michael's Arts & Crafts, Goody's, Books-A-Million, and K & B Drugs. Project expansion costs are expected to total approximately $7 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete construction in the fourth quarter of 1997 and to complete lease-up during the first quarter of 1998.

Financing Activity

          In January 1996 the Company completed a public offering of 4.6 million Common Shares at a price of $24.625 per share. The $106.6 million proceeds of this offering, net of offering costs of $6.6 million, were used to fund acquisition and development activity, repay the balances outstanding under CRLP's revolving credit agreements, and to repay the $8.2 million balance outstanding under a mortgage loan.

         In July 1996 CRLP completed a public issuance of senior, unsecured debt securities totaling $130.0 million. The securities were issued in two series of $65 million each requiring semi-annual payments of interest only. One series, which matures in July 2001, bears interest at 7.50% and was priced at a spread of 95 basis points over the five-year treasury bond rate, resulting in an original issue discount of $145,383. The other series, which matures in July 2006, bears interest at 8.05% and was priced at a spread of 128 basis points over the ten-year treasury bond rate, resulting in an original issue discount of $288,410.

         In July 1996 the Company refinanced loans collateralized by five of the Company's multifamily properties and representing a total of approximately $53.0 million in outstanding indebtedness. The loans are financed through tax-exempt bonds which are credit enhanced by Fannie Mae. The loans, which bear interest at a weekly variable interest rate, require monthly interest payments through June 2006 and principal and interest payments from July 2006 through June 2026. The weighted average interest rate of these five loans was 3.42% at December 31, 1996.

         In December 1996 CRLP completed a public issuance of unsecured medium-term debt securities totaling $50.0 million. The securities mature in December 2003 and bear interest at 7.05% which, at the time of issuance, equated to a spread of 90 basis points over the seven-year treasury bond rate.

         In January 1997 CRLP completed an additional issuance of unsecured medium-term debt securities also totaling $50.0 million. These securities mature in January 2003 and bear interst at 7.16% which, at the time of issuance, equated to a spread of 80 basis points over the six-year treasury bond rate.

         In January 1997 the Company completed a public offering of 1.5 million Common Shares at a price of $29.875 per share. The $43.4 million proceeds of this offering, net of offering costs of $1.4 million, were used to fund acquisition and development activity, repay the balances outstanding under CRLP's revolving credit agreement, and to repay $24.5 million outstanding under four mortgage loans.

Business Strategy

         The general business strategy of the Company and CRLP is to generate stable and increasing cash flow and portfolio value for its shareholders. The Company and CRLP (and their predecessor) have implemented this strategy principally by (i) realizing growth in income from their existing portfolio of properties, (ii) developing, expanding, and selectively acquiring additional multifamily, retail, and office properties in growth markets located in the southeastern United States, where CRLP has first-hand knowledge of growth patterns and local economic conditions, (iii) managing their own properties, which has enabled them to better control operating expenses and establish long-term relationships with their retail and office tenants, (iv) maintaining the Company's third-party property management business, which has increased cash flow and established additional relationships with tenants, and (v) employing a comprehensive capital maintenance program to maintain properties in first-class condition. CRLP's business strategy and the implementation of that strategy are determined by CRLP's partners and may be changed from time to time.

Financing Strategy

         CRLP intends to maintain a ratio of debt to total market capitalization (i.e., the total debt divided by the market value of issued Units plus total debt) of approximately 50% or less. At December 31, 1996, after considering the effect of the January 1997 debt offering and the Company's equity offering, CRLP's total debt included fixed-rate debt of $426.7 million, or 86.9%, and floating-rate debt of $64.5 million, or 13.1%. CRLP has obtained interest rate protection for $17.8 million of the floating-rate debt.

         CRLP may from time to time reevaluate its borrowing policies in light of then current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors. CRLP may modify its borrowing policy and may increase or decrease its ratio of debt to total market capitalization. To the extent that the partners of CRLP determine to seek additional capital, CRLP may raise such capital through additional equity offerings by the Company, debt financings, or retention of cash flow (subject to provisions in the Code requiring the distribution by a REIT of a certain percentage of taxable income and taking into account taxes that would be imposed on undistributed taxable income) or a combination of these methods.

Property Management

         CRLP is experienced in the management and leasing of multifamily, retail, and office properties and believes that the management and leasing of its own portfolio has helped the Properties maintain consistent income growth and has resulted in reduced operating expenses from the Properties. This also allows CRLP to establish additional relationships with tenants who may require additional retail or office space and to identify potential acquisitions.

Operational Structure

         Multifamily Division--The multifamily division of CRLP is responsible for all aspects of CRLP's multifamily operations, including day-to-day management and leasing of the 42 Multifamily Properties, as well as development and acquisition of additional multifamily properties. The multifamily division also is responsible for the provision of third-party management services for apartment communities in which CRLP does not have an ownership interest.

         Retail Division--CRLP's retail division is responsible for all aspects of CRLP's retail operations, including the provision of management and leasing services for the 21 Retail Properties, as well as the development and acquisition of additional retail properties. The retail division also is responsible for the provision of third-party management services for retail properties in which CRLP does not have an ownership interest and for brokerage services in other retail property transactions. The retail division has regional offices in Huntsville and Montgomery, Alabama and Orlando, Florida and satellite leasing offices in two cities in central Florida.

         Office Division--CRLP's office division is responsible for all aspects of CRLP's commercial office operations, including the provision of management and leasing services for the 10 Office Properties, as well as the development and acquisition of additional office properties. The office division also is responsible for the provision of third-party management services for office properties in which CRLP does not have an ownership interest and for brokerage services in other office property transactions.

Employees

         CRLP employs approximately 560 persons, including on-site property employees who provide services for the Properties that CRLP owns and/or manages.

Tax Status

         CRLP has no provision for income taxes since all taxable income or loss or tax credits are passed through to the partners. The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ending December 31, 1993. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to Federal income tax to the extent it distributes at least 95% of its REIT taxable income to its shareholders. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

Item 2.  Properties.

General

         The 73 Properties consist of 42 Multifamily Properties, 21 Retail Properties, and 10 Office Properties, as described in more detail below.
Thirty-five of the Properties were acquired in connection with the Formation Transactions, 19 Properties and one additional phase of an existing Property were acquired during 1994, six Properties were acquired during 1995, and 11 Properties were acquired in 1996. Also, two new multifamily communities are currently being developed by CRLP.

                       Summary of Properties


                                                         Percent
                                                           of
                                            Total         Total      Percentage
                               Units/       1996          1996        Occupancy
                     Number     GLA/       Property     Property          at
 Type of               of       NRA        Revenue       Revenue       Dec. 31,
Property            Properties   (1)          (2)          (2)         1996 (3)
-----------------   ---------  --------   ------------  -----------   ----------

 Multifamily           42       13,617    $ 80,915,000     59.2%         94.8%
 Retail                21      5,646,000    45,775,000     33.5%         93.8%
 Office                10      1,009,000    10,061,000      7.3%         97.4%
                      ----                ------------    -------
    Total              73                 $136,751,000    100.0%
                      ====                ============    =======


(1)Units (in this table only) refers to multifamily apartment units, GLA refers to gross leasable area of retail space and NRA refers to net rentable area of office space. Information is presented as of December 31, 1996.
(2)Includes CRLP's proportionate share of revenue from those Office Properties accounted for under the equity method.
(3)Excludes 2,734 units of expansion phases of six Multifamily Properties that had not achieved stabilized occupancy as of December 31, 1996.


Multifamily Properties

         The 42 Multifamily Properties contain a total of 13,617 garden-style apartments and range in size from 104 to 1,080 apartment units. Sixteen of the Multifamily Properties were acquired by CRLP in connection with the Formation Transactions, 17 Properties and one additional phase of an existing Property were acquired during 1994 from third parties, and seven Properties were acquired during 1996. Also, two new communities were being developed by CRLP during 1996. Twenty-three Multifamily Properties (containing a total of 8,621 apartment units) are located in Alabama, 13 Multifamily Properties (containing a total of 3,846 apartment units) are located in Florida and six Multifamily Properties (containing a total of 1,150 apartments units) are located in Georgia. Each of the Multifamily Properties is established in its local market and provides residents with numerous amenities, including a swimming pool, jacuzzi, clubhouse, laundry room, tennis court(s), and/or a playground.

           The  following  table  sets  forth  certain  additional   information
relating to the Multifamily Properties as of and for the year ended December 31, 1996.

                                    Year      Number  Approximate
 Multifamily                     Completed      of   Rentable Area    Percent
 Property (1)          Location     (2)      Units(3) (Square Feet)  Occupied
--------------------------------------------------------------------------------

 Ashford Place         Mobile       1983        168    146,000         98.2%
 CV at Rocky Ridge     Birmingham   1984        226    235,000         96.9%
 Colony Park           Mobile       1975        201    144,000         88.1%
 CG at Galleria Woods  Birmingham   1994        244    260,000         93.4%
 CG at Mountain Brook  Birmingham   1987/91     392    393,000         94.6%
 CV at Cahaba Heights  Birmingham   1992        125    131,000         99.2%
 Grande View
       Towers          Huntsville   1990        308    323,000         97.4%
 CV at Inverness       Birmingham   1986/87/90  502    395,000         88.2%
 Huntleigh Woods       Mobile       1978        233    199,000         98.3%
 Inverness             Mobile       1983/96     366    371,000           (7)
 McGehee Place         Montgomery   1986/95     468    387,000           (7)
 CV at Monte D'Oro     Birmingham   1977        200    296,000        100.0%
 Patio                 Auburn       1966/83/84  240    179,000         99.2%
 Pointe West           Mobile       1981        104    114,000         97.1%
 CG at Galleria        Birmingham   1986/96   1,080  1,100,000           (7)
 Rime Village-
  Huntsville           Huntsville   1987/94     736    809,000         92.3%
 CG at Riverchase      Birmingham   1984/91     468    746,000         97.9%
 Ski Lodge I           Birmingham   1972/73/76  648    549,000         94.8%
 Ski Lodge II          Birmingham   1979/86     644    511,000         97.4%
 Ski Lodge III         Birmingham   1984        554    502,000         95.3%
 Ski Lodge
       Tuscaloosa      Tuscaloosa   1976/92     304    273,000         96.4%
 Vieux Carre           Montgomery   1971/74/78  250    222,000         82.0%
 Willow Bend           Montgomery   1984        160    151,000         93.8%
                                              ------   -------         -----
       Subtotal - Alabama (23 Properties)     8,621  8,436,000         94.7%
                                              ------   -------         -----
 CG at Kirkman Park    Orlando      1991        370    337,000         98.4%
 Carrollwood           Tampa        1966        244    286,000         98.0%
 CG at Bayshore        Bradenton    1996        148    203,000           (7)
 CG at Heathrow        Orlando      1996        280    370,000           (7)
 Pelican Pointe        Bradenton    1992        340    292,000         90.3%
 Plantation Gardens    Sarasota     1991        248    252,000         99.6%
 Polos Gainesville     Gainesville  1989/93/94  560    487,000         97.7%
 Polos Pointe Vedra    Jacksonville 1988        240    212,000         88.8%
 Polos West            Orlando      1991        200    169,000         99.5%
 Riverchase            Tampa        1991        392    431,000           (7)
 CV at Lake Mary       Orlando      1991/95     504    431,000         94.6%
 Sunchase              Bradenton    1986        168    135,000         94.1%
 Willowtree            Pensacola    1983        152    116,000         95.4%
                                             -------   --------        -----
       Subtotal - Florida (13 Properties)     3,846  3,721,000         95.7%
                                             -------   --------        -----
 Barrington Club       Macon        1966        176    201,000         92.6%
 North Ingle Villas    Macon        1983        140    133,000         86.4%
 Somerset Place        Savannah     1986        120    108,000         93.3%
 Somerset Wharf        Savannah     1986/87     178    151,000         94.4%
 Spring Creek          Macon        1992/94     296    328,000         97.6%
 Stockbridge Manor     Stockbridge  1993/94     240    267,000         92.5%
                                             -------   --------        -----
       Subtotal - Georgia (6 Properties)      1,150  1,188,000         93.5%
                                             -------   --------        -----

       TOTAL (42 Properties)                 13,617 13,345,000         94.8%
                                             =======   ========        =====

(INFORMATION CONTINUED FROM PREVIOUS TABLE)

                         Average                            Percent of
                          Rental          Total 1996        Total 1996
                           Rate            Property          Property
                         Per Unit          Revenue          Revenue (4)
------------------------------------------------------------------------
 Ashford Place            $ 471      $       702,000 (6)       0.5%
 CV at Rocky Ridge          584            1,544,000           1.1%
 Colony Park                379              833,000           0.6%
 CG at Galleria Woods       654            1,268,000 (6)       0.9%
 CG at Mountain Brook       633            1,702,000 (6)       1.2%
 CV at Cahaba Heights       685              573,000 (6)       0.4%
 Grande View
       Towers               568            2,017,000           1.5%
 CV at Inverness            539            2,908,000           2.1%
 Huntleigh Woods            416            1,129,000           0.8%
 Inverness                  555            2,035,000           1.5%
 McGehee Place              543            2,622,000           1.9%
 CV at Monte D'Oro          636            1,477,000           1.1%
 Patio                      398            1,063,000           0.8%
 Pointe West                580              541,000 (6)       0.4%
 CG at Galleria             622            6,532,000           4.8%
 Rime Village-
  Huntsville                577            4,616,000           3.4%
 CG at Riverchase           738            3,722,000           2.8%
 Ski Lodge I                404            3,186,000           2.4%
 Ski Lodge II               407            3,043,000           2.3%
 Ski Lodge III              431            2,776,000           2.0%
 Ski Lodge
       Tuscaloosa           400            1,428,000           1.0%
 Vieux Carre                478            1,305,000           1.0%
 Willow Bend                548              979,000           0.7%
                           ------           -------           -----
 Subtotal - Alabama         533           48,001,000          35.2%
                           ------           -------           -----
 CG at Kirkman Park         735            3,363,000           2.5%
 Carrollwood                773            2,158,000           1.6%
 CG at Bayshore             723              177,000           0.1%
 CG at Heathrow             783              743,000           0.5%
 Pelican Pointe             659            2,392,000           1.7%
 Plantation Gardens         767            2,215,000           1.6%
 Polos Gainesville          701            4,534,000           3.3%
 Polos Pointe Vedra         654            1,808,000           1.3%
 Polos West                 617            1,439,000           1.1%
 Riverchase                 567            1,598,000           1.2%
 CV at Lake Mary            610            3,703,000           2.7%
 Sunchase                   604            1,100,000           0.8%
 Willowtree                 475              846,000           0.6%
                            ------           -------           -----
 Subtotal - Florida         670           26,076,000          19.0%
                            ------           -------           -----
 Barrington Club            654              387,000 (6)       0.3%
 North Ingle Villas         551              846,000           0.6%
 Somerset Place             621              873,000           0.6%
 Somerset Wharf             601            1,250,000           0.9%
 Spring Creek               612            1,647,000 (6)       1.2%
 Stockbridge Manor          661            1,835,000           1.4%
                            ------           -------           -----
 Subtotal - Georgia         620            6,838,000           5.0%
                            ------           -------           -----

  TOTAL (42 Properties)    $579      $    80,915,000          59.2%
                            =======         ========          =====

(1)All Multifamily Properties are 100% owned by CRLP. In the listing of Multifamily Property names, CG has been used as an abbreviation for Colonial Grand and CV as an abbreviation for Colonial Village.
(2)Year initially completed and, where applicable, year(s) in which additional phases were completed at the Property.
(3)Units (in this table only) refers to multifamily apartment units. Number of Units includes all apartment units occupied or available for occupancy at December 31, 1996.
(4)Percent of Total 1996 Property Revenue represents the Multifamily Property's proportionate share of all revenue from the 73 Properties.
(5)Represents weighted average rental rate per unit of the 42 Multifamily Properties at December 31, 1996.
(6)Represents revenues from the date of CRLP's acquisition of this Property in 1996 through December 31, 1996.
(7)Expanded   or  newly   developed   property   currently undergoing lease-up.

           The following table sets forth the total number of apartment units, percent leased and average base rental rate per apartment unit as of the end of each of the last five years for the Multifamily Properties:

                                                  Average Base
                          Number      Percent      Rental Rate
        Year-End       of Units(1)   Leased(2)      Per Unit
   December 31, 1996     13,617         94.8%         $579
   December 31, 1995     11,239         95.7%         $552
   December 31, 1994     10,972         96.0%         $531
   December 31, 1993      3,618         96.7%         $510
   December 31, 1992      3,618         94.9%         $472

(1)Units (in this table only) refers to multifamily apartment units owned at year end.
(2)Represents weighted average occupancy of the Multifamily Properties that had achieved stabilized occupancy at the end of the respective period.

Retail Properties

         The 21 Retail Properties contain a total of approximately 5.6 million square feet (including space owned by anchor tenants). Eight of the Retail Properties are located in Alabama, 10 are located in Florida, two are located in Georgia, and one Retail Property is located in South Carolina. The Retail Properties consist of five enclosed regional malls (Briarcliffe Mall, Gadsden Mall, Macon Mall, River Oaks Center, and Village Mall), two power centers, and 14 neighborhood shopping centers. Nine of the 21 Retail Properties were originally developed by Colonial (two Retail Properties were acquired in 1994, six were acquired in 1995, and four were acquired in 1996), and all of them are now managed by CRLP.

           The following table sets forth certain information relating to the Retail Properties as of and for the year ended December 31, 1996.

                        Retail Properties

                                                        Gross
                                                       Leasable
                                        Year            Area         Number
 Retail                               Completed       (Square          Of
 Property (1)          Location          (2)          Feet) (3)      Stores
--------------------------------------------------------------------------------

 Alabama:
 River Oaks            Decatur         1979/89        494,000          65
                                                       81,000 (6)
 Gadsden Mall          Gadsden         1974/91        492,000          66
 Village Mall          Auburn          1973/84/89     399,000          65
 Montgomery
       Promenade       Montgomery      1990           165,000          30
                                                       44,000 (6)
 McGehee Place         Montgomery      1986            55,000          14
                                                       50,000 (6)
 Bellwood              Montgomery      1988            37,000          14
                                                       50,000 (6)
 Old Springville       Birmingham      1982            64,000          14
 Olde Town             Montgomery      1978/90         39,000          19
       Other                                                -
                                                  ------------    --------------
       Subtotal-Alabama (8 Properties)              1,970,000         287
                                                  ------------    --------------
 Florida:
 University Park
       Plaza           Orlando         1986/89        399,000          42
 Country Lake          Orlando         1990           217,000          27
 Burnt Store Sq.       Punta Gorda     1990           199,000          22
 Winter Haven          Orlando         1986           197,000          18
 Northdale Court       Tampa           1984           193,000          29
                                                       55,000 (6)
 Bear Lake             Orlando         1990           125,000          22
 Paddock Park          Ocala           1984            87,000          19
 Bardmoor Village      St. Petersburg  1981           158,000          27
 Island Walk           Orlando         1993/95        222,000          23
 Wekiva River Walk     Orlando         1990           209,000          23
                                                  ------------    --------------
       Subtotal-Florida (10 Properties)             2,061,000         252
                                                  ------------    --------------
 Georgia:
 Macon Mall            Macon           1975/88        507,000         115
                                                      510,000 (6)
 Britt David           Columbus        1990           110,000          11
                                                  ------------    --------------
       Subtotal-Georgia (2 Properties)              1,127,000         126
                                                  ------------    --------------
 South Carolina:
 Briarcliffe Mall      Myrtle Beach    1986           488,000          75
                                                  ------------    --------------
       Subtotal-South Carolina (1 Property)           488,000          75
                                                   ------------    -------------
       TOTAL (21 Properties)                        5,646,000         740
                                                  ============    ==============

(INFORMATION CONTINUED FROM PREVIOUS TABLE)

                                     Average
                                      Base
                                      Rent
                                            Per          Total       Percent Of
                                  Total   Leased      1996 Retail    Total 1996
                    Percent    Annualized Square       Property       Property
                   Leased (3)   Base Rent  Foot (4)     Revenue      Revenue (5)
                ----------------------------------------------------------------

Alabama:
River Oaks          91.8% $    3,326,000  $ 14.84  $   4,612,000       3.4%

Gadsden Mall        95.1%      2,615,000    13.38      4,021,000       2.9%
Village Mall        98.5%      2,665,000    12.91      3,801,000       2.8%
Montgomery
      Promenade    100.0%      1,574,000    14.78      2,055,000       1.5%

McGehee Place       97.4%        538,000    11.34        616,000       0.5%

Bellwood           100.0%        380,000    10.76        485,000       0.4%

Old Springville     91.9%        401,000     8.40        461,000       0.3%
Olde Town          100.0%        365,000     9.26        403,000       0.3%
      Other                                              191,000 (8)   0.1%
                 ------------------------------------------------    -------
      Alabama       95.6%     11,864,000    13.11     16,645,000      12.2%
                 ------------------------------------------------    -------
Florida:
University Park
      Plaza         97.7%      2,767,000    13.61      3,849,000       2.8%
Country Lake        96.3%      1,296,000    12.15      1,631,000       1.2%
Burnt Store Sq.     90.2%      1,254,000    11.67      1,593,000       1.2%
Winter Haven        82.7%      1,139,000     9.77      1,135,000       0.8%
Northdale Court     83.1%      1,389,000     9.68      2,033,000       1.5%

Bear Lake           85.5%        871,000    12.84      1,205,000       0.9%
Paddock Park        96.0%        640,000    11.69        831,000       0.6%
Bardmoor Village    98.9%      1,360,000    14.34        473,000 (7)   0.3%
Island Walk         95.1%      1,843,000    15.12        516,000 (7)   0.4%
Wekiva River Walk   83.6%      1,781,000    13.17        650,000 (7)   0.5%
                 ------------------------------------------------    -------
      Florida       91.5%     14,340,000    13.97     13,916,000      10.2%
                 ------------------------------------------------    -------
Georgia:
Macon Mall          93.3%      5,972,000    20.13     10,821,000       7.9%

Britt David        100.0%        807,000     6.37        936,000       0.7%
                 ------------------------------------------------    -------
      Georgia       94.5%      6,779,000    18.18     11,757,000       8.6%
                 ------------------------------------------------    -------
South Carolina:
Briarcliffe Mall    96.0%      4,075,000    15.69      3,457,000 (7)   2.5%
                 ------------------------------------------------    -------
    South Carolina  96.0%      4,075,000    17.34      3,457,000       2.5%
                 -------------------------------------------------    -------
      TOTAL         93.8%  $  37,058,000  $ 14.66   $ 45,775,000      33.5%
                 =================================================    =======

(1)All Retail Properties are 100% owned by CRLP.
(2)Year initially completed and, where applicable, year(s) in which the Property was substantially renovated or an additional phase of the Property was completed.
(3)Total GLA includes space owned by anchor tenants, but Percent Leased excludes such space.
(4)Includes specialty store space only.
(5)Percent of Total 1996 Property Revenue represents the Retail Property's proportionate share of all revenue from the 73 Properties.
(6)Represents space owned by anchor tenants.
(7)Represents revenues from the date of CRLP's acquisitions of the Property in 1996 through December 31, 1996.
(8)Represents revenues from Meadowbrook Mini-Storage, a mini-warehouse rental storage facility containing 295 rental warehouse units, which the Company sold in November 1996.

           The following table sets forth the total gross leasable area, percent leased and average base rent per leased square foot as of the end of each of the last five years for the Retail Properties:

                            Gross                   Average
                       Leasable Area   Percent    Base Rent Per
        Year-End       (Square Feet)   Leased    Leased Square
                             (1)                   Foot (2)
   December 31, 1996     4,856,000     93.8%        $14.66
   December 31, 1995     3,758,000     93.1%        $13.23
   December 31, 1994     2,467,000     95.8%        $12.61
   December 31, 1993     2,158,000     95.0%        $12.27
   December 31, 1992     2,148,000     93.5%        $11.50

(1)Excludes  790,000  square  feet of space  owned by anchor tenants.
(2)Average base rent per leased square foot is calculated using specialty store year-end base rent figures.

           The following table sets out a schedule of the lease expirations for leases in place as of December 31, 1996, for the Retail Properties:

                                                                      Percent of
                                                                    Total Annual
                                                                       Base Rent
                              Net Rentable                         Represented
  Year of       Number of        Area Of             Annualized    by Expiring
   Lease      Tenants with   Expiring Leases        Base Rent of     Leases
Expiration   Expiring Leases(Square Feet)(1)  Expiring Leases(1)(2)    (1)
--------------------------------------------------------------------------------

 1997          105              242,000     $   2,896,000             7.8%
 1998          123              361,000         3,873,000            10.5%
 1999          133              468,000         4,537,000            12.2%
 2000          106              589,000         5,083,000            13.7%
 2001           75              201,000         2,748,000             7.4%
 2002           36              127,000         1,450,000             3.9%
 2003           30               98,000         1,359,000             3.7%
 2004           34              429,000         2,530,000             6.8%
 2005           30              138,000         1,960,000             5.3%
 2006           38              426,000         3,410,000             9.2%
 2007-2014      30            1,372,000         7,212,000            19.5%
           ========  =====================================   ==============
               740            4,451,000      $ 37,058,000           100.0%
           ========  =====================================   ==============

(1)Excludes 790,000 square feet of space owned by anchor tenants and 405,000 square feet of space not leased as of December 31, 1996.
(2)Annualized base rent is calculated using base rents as of December 31, 1996.

         The  following  is  a  brief  description  of  certain  of  the  Retail
Properties.

         Macon  Mall--Macon  Mall is a  super-regional  mall with  approximately
1,431,000 square feet of rental space (including the recently completed expansion) located in Macon, Georgia, approximately 100 miles south of Atlanta, Georgia and serving a trade area of more than 650,000 people. Colonial developed Macon Mall in 1975, completely renovated its interior in 1988, and completed a 422,000 square foot expansion of the mall in February 1997. As of December 31, 1996, the mall was 93.3% leased to a total of 115 tenants. Parisian, Dillard's, Macy's, Sears, Belk Matthews and J.C. Penney are the anchor department stores. As of February 28, 1997, J.C. Penney occupied approximately 169,000 square feet (approximately 11.8% of the gross leasable area) pursuant to a lease which expires in August 2000 and Parisian occupied 102,000 square feet (approximately 7.2% of the gross leasable area) pursuant to a lease which expires in March 2017. J.C. Penney has five options to extend the lease for five years each. Each of Dillard's, Macy's, Sears, and Belk Matthews owns its store. In the opinion of CRLP, Macon Mall is adequately covered by insurance.

     The following table sets out a schedule of the lease expirations for Macon Mall beginning with 1997. Leases accounting for approximately 11.6% of the leased space (all of which is specialty space) in the Macon Mall will exprire on or before December 31, 1997.
                                                                      Percent of
                                                                    Total Annual
                               Net Rentable                          Base Rent
   Year of      Number of         Area Of          Annualized       Represented
    Lease     Tenants with    Expiring Leases     Base Rent of      by Expiring
 Expiration  Expiring Leases (Square Feet)(1)  Expiring Leases(1)(2)  Leases(1)
--------------------------------------------------------------------------------

1997            20                53,000      $      749,000            12.5%
1998            15                42,000             753,000            12.6%
1999            15                32,000             679,000            11.4%
2000            17               216,000           1,282,000            21.5%
2001             6                12,000             284,000             4.8%
2002             6                 7,000             210,000             3.5%
2003             6                21,000             209,000             3.5%
2004             2                 6,000             130,000             2.2%
2005            15                33,000             843,000            14.1%
2006            12                32,000             796,000            13.3%
2007-2014        1                 2,000              37,000             0.6%
           ========   =======================================   ==============
               115               456,000       $   5,972,000           100.0%
           ========   =======================================   ==============

(1) Excludes 510,000 square feet of space owned by anchor tenants and 51,000 square feet of space not leased as of December 31. 1996.
(2) Annualized base rent is calculated using a specialty store base rent as of December 31, 1996.

         The aggregate tax basis of depreciable real property of Macon Mall for Federal income tax purposes was $21,511,000 as of December 31, 1996. The aggregate tax basis of depreciable personal property associated with the Property for Federal income tax purposes was $996,000 as of December 31, 1996. Depreciation and amortization are computed on a straight-line method or appropriate accelerated methods over the estimated useful life of the Property's assets, which range from seven to 40 years. The current realty tax rate for Macon Mall is $41.30 per $1,000 of assessed value. The aggregate real estate tax obligation of Macon Mall for 1996 was $786,000, or approximately $1.18 per square foot of taxable building area.

         A 336,457 square foot portion of the land underlying Macon Mall is subject to a ground lease that expires in 2071. The ground lease requires ground rent payments of $24,000 each year and is subject to a one-time adjustment per the wholesale index in the year 2000.

         River Oaks Center--River Oaks Center is a 575,000 square foot regional mall located in Decatur, Alabama. Parisian, J.C. Penney, Sears, Castner Knott, and Rogers are the anchor tenants. The mall was originally developed in 1979 and renovated in 1989. CRLP acquired the mall in 1995.

         Gadsden Mall--Gadsden Mall is a 492,000 square foot regional mall located in Gadsden, Alabama, approximately 60 miles northeast of Birmingham, Alabama. J.C. Penney, Sears, McRae's, and Belk's are the anchor tenants. The mall was expanded in 1990 to allow Belk's to relocate and expand within the mall with its newest prototype store and to allow J.C. Penney the opportunity to move to the mall from its downtown location. In addition, the interior of the mall was totally renovated, including the addition of a food court. McRae's, an anchor tenant, exercised a one-time option in August 1994 to extend its initial lease term to July 2014 and completed a major renovation of its store at a cost of approximately $2 million.

         Briarcliffe Mall--Briarcliffe Mall is a 488,000 square foot regional mall located in Myrtle Beach, South Carolina. J.C. Penney, K-Mart, and two Belk's stores are the anchor tenants. The mall was originally developed in 1986 and acquired by CRLP in 1996.

         Village Mall--Village Mall is a 399,000 square foot regional mall located in Auburn, Alabama, which is approximately 55 miles east of Montgomery, Alabama and 45 miles northwest of Columbus, Georgia. Anchored by Gayfer's (Mercantile), Sears, and J.C. Penney, it is the only enclosed mall in east central Alabama. Originally built in 1973, the mall was expanded to its current size in 1984 with the addition of J.C. Penney and approximately 60,000 square feet of specialty shops. An extensive renovation of the interior in 1989 included the creation of a food court.

         University Park--University Park is a 399,000 square foot power center located in Orlando, Florida. The anchor tenants are Beall's, Stein Mart, Baby Superstore, Waccamaw, Albertson's, and Books-A-Million. The shopping center was constructed in two phases, with Phase I and Phase II opening in 1986 and 1989, respectively.

Office Properties

         The 10 Office Properties contain a total of approximately 1.0 million rentable square feet. Nine of the Office Properties are located in Alabama (representing 93% of the office portfolio's net rentable square feet) and one is located in Orlando, Florida. The Office Properties range in size from approximately 25,000 square feet to 227,000 square feet. Four of the Office Properties were developed by Colonial, and Colonial acquired the other six Properties at various times between 1980 and 1990. All of the Office Properties are now managed by CRLP.

           The  following  table  sets  forth  certain  additional   information
relating to the Office Properties as of and for the year ended December 31, 1996.

                                                     Net
                                                   Rentable
                                      Year           Area
 Office                            Completed        Square          Percent
 Property (1)          Location       (2)            Feet           Leased
----------------------------------------------------------    -----------------

 Alabama:
 Interstate Park      Montgomery  1982-85/89        227,000         95.5%
 International Park   Birmingham  1987/89           222,000        100.0%
 Energen Plaza        Birmingham  1982              168,000         99.6%
 AmSouth Center       Huntsville  1990              157,000         93.4%
 P&S Building         Gadsden     1946/76/91         40,000        100.0%
 250 Commerce St      Montgomery  1904/81            35,000        100.0%
 Anderson Block (5)   Montgomery  1981/83            34,000         96.1%
 Land Title Bldg.     Birmingham  1975               30,000        100.0%
 Whitesburg Bldg.     Huntsville  1974               25,000        100.0%
                                             ----------------------------------
       Subtotal-Alabama (9 Properties)              938,000         97.6%
                                             ----------------------------------
 Florida:
 University Park
       Plaza          Orlando     1985               71,000         95.5%
                                             ----------------------------------
       TOTAL (10 Properties)                      1,009,000         97.4%
                                             ==================================

(INFORMATION CONTINUED FROM PREVIOUS TABLE)

                                     Average
                                      Base
                                      Rent
                                           Per          Total      Percent Of
                          Total           Leased     1996 Office   Total 1996
                        Annualized        Square       Property     Property
                        Base Rent          Foot      Revenue (3)   Revenue (4)
                    ------------------------------------------------------------

 Alabama:
 Interstate Park      $   2,760,000   $    12.92    $   2,868,000     2.1%
 International Park       3,282,000        14.86        1,029,000     0.8%
 Energen Plaza            2,366,000        14.40        1,430,000     1.0%
 AmSouth Center           2,538,000        17.36        2,849,000     2.0%
 P&S Building               178,000         4.50          144,000     0.1%
 250 Commerce St            364,000        10.35          361,000     0.3%
 Anderson Block (5)         333,000        10.33          124,000     0.1%
 Land Title Bldg.           382,000        12.82          139,000     0.1%
 Whitesburg Bldg.           205,000        16.61          322,000     0.2%
                      ----------------------------------------------  -------
       Alabama           12,408,000       13.88         9,266,000     6.7%
                      ----------------------------------------------  -------
 Florida:
 University Park
       Plaza                894,000        12.83          795,000     0.6%
                      ----------------------------------------------  -------
       TOTAL           $ 13,302,000  $    13.80      $ 10,061,000     7.3%
                      ============================  ===============   =======

(1)All Office Properties are 100% owned by CRLP with the exception of International Park, which consists of three buildings and is 37.5% owned by CRLP for buildings 1900 and 2100 and is 25% owned by CRLP for building 2000; Energen Plaza, which is 50% owned by CRLP; and Anderson Block and Land Title Building, which are each 33.33% owned by CRLP.
(2)Year initially completed and, where applicable, most recent year in which the Property was substantially renovated or in which an additional phase of the Property was completed.
(3)Total 1996 Office Property revenue is CRLP's share (based on its percentage ownership of the property) of total Office Property revenue.
(4)Percent of Total 1996 Property Revenue represents the Office Property's proportionate share of all revenue from the 73 Properties.
(5)CRLP has a leasehold interest in this Property.

     The following table sets out a schedule of the lease expirations for leases in place as of December 31, 1996, for the Office Properties (including all lease expirations for partially-owned Properties).
                                                 Annualized        Percent of
                                Net Rentable    Base Rent of      Annual Base
   Year of     Number of          Area Of         Expiring     Rent Represented
    Lease    Tenants with     Expiring Leases     Leases          by Expiring
 Expiration Expiring Leases  (Square Feet)(1)     (1)(2)           Leases (1)
--------------------------------------------------------------------------------

  1997           61              180,000     $   2,281,000             17.2%
  1998           26              225,000         3,129,000             23.5%
  1999           41              292,000         4,155,000             31.2%
  2000           15              101,000         1,400,000             10.5%
  2001           14               86,000           880,000              6.6%
  2002            3               18,000           283,000              2.1%
  2005            2               56,000         1,063,000              8.0%
  2007            1                6,000           111,000              0.9%
           =========    ================= =================   ===============
                163              964,000      $ 13,302,000            100.0%
           =========    ================= =================   ===============

(1)Excludes 45,000 square feet of space not leased as of December 31, 1996.
(2)Annualized base rent is calculated using base rents as of December 31, 1996.

           The following sets forth the net rentable area, total percent leased and average base rent per leased square foot for each of the last five years for the Office Properties:
                         Net                          Average Base
                    Rentable Area         Total      Rent Per Leased
   Year-end         (Square Feet)    Percent Leased  Square Foot (1)

December 31, 1996    1,009,000            97.4%           $13.80
December 31, 1995    1,009,000            94.0%           $13.52
December 31, 1994    1,009,000            95.0%           $12.99
December 31, 1993    1,007,000            93.7%           $13.05
December 31, 1992    1,007,000            94.1%           $12.99

-----------------
(1)Average base rent per leased square foot is calculated using base rents as of December 31 for each respective year.

         The  following  is  a  brief  description  of  certain  of  the  Office
Properties.

         Interstate Park--Interstate Park is a master planned suburban office park located in east Montgomery, Alabama containing a total of 227,000 rentable square feet. The Property consists of the Interstate Park Center, a four-story building completed in 1989 containing a total of 78,000 rentable square feet, and the Interstate Buildings 100 through 600, which were constructed between 1982 and 1985 and which contain a total of 149,000 rentable square feet. The Property's major tenants include affiliates of The Colonial Company, including Lowder Construction Company, Inc., Colonial Mortgage Company; Goodwyn Mills & Cawood; CACI; Webb Crumpton, and the Alabama Housing Finance Authority.

         Historical Rehabilitation Properties--Anderson Block (in which CRLP has only a 33.3% interest) and 250 Commerce Street are historic buildings located in Montgomery, Alabama which have been renovated to Class A office space. The two Properties benefit from their presence on the National Historic Register and from their prime locations in Montgomery's downtown financial district. Both Properties were originally constructed as warehouses in the late 1800s/early 1900s and later underwent complete renovation in the early 1980s. The Colonial BancGroup, Inc. occupies approximately 43% of 250 Commerce Street, with the remainder leased to smaller tenants. Anderson Block leases its entire space to seven separate tenants.

         Energen Plaza--Energen Plaza is a 12-story Class A office building located in the downtown central business district of Birmingham, Alabama containing a total of 168,000 rentable square feet and in which CRLP owns a 50% interest. The building was constructed in 1982 and includes a four-level parking garage with 417 parking spaces. It is the headquarters building for Energen Corp. (the parent company of Alabama Gas Corporation) and for CRLP, which occupies 18,000 square feet. The remainder of the Property is leased to Gorham & Waldrep (a law firm) and to other smaller tenants.

         International Park--International Park is a 100-acre master planned office park located 15 minutes south of Birmingham in the Highway 280/Southeast suburban submarket. The Property consists of three separate office buildings (the 1900, 2000 and 2100 Buildings) which contain a total of 222,000 rentable square feet. CRLP owns 37.5% of the 1900 Building, 25% of the 2000 Building and 37.5% of the 2100 Building in partnership with BE&K, an international design engineering and construction company, and other partners. The 1900 Building was constructed in 1987 and contains 65,000 rentable square feet. Its largest tenants include Hoar Construction, A.B. Shopping Centers and Innovative Healthcare. The 2000 Building was built in 1987, contains 129,000 rentable square feet and is solely occupied by BE&K. The most recently constructed building, the 2100 Building (completed in 1989), contains 28,000 rentable square feet and also is solely occupied by BE&K.

         AmSouth Center--AmSouth Center is an 11-story Class A office building located in downtown Huntsville, Alabama. Constructed in 1990, the Property contains a total of 157,000 rentable square feet and has an attached six-story parking deck with 424 parking spaces. The building is anchored by AmSouth Bank. Other major tenants include New York Life; Watson, Gammons & Fees; the Tennessee Valley Authority; and the law firms of Sirote & Permutt and Bradley, Arant, Rose & White.

Undeveloped Land

         CRLP owns seven  undeveloped  land parcels  consisting of approximately
61.0 acres (collectively, the "Land"). These parcels are adjacent to five of the Properties and are suitable for potential expansion at those Properties. The Land suitable for expansion is located adjacent to a Multifamily Property and four Retail Properties. Land adjacent to Multifamily Properties typically will be considered for potential development of another phase of an existing Multifamily Property if CRLP determines that the particular market can absorb additional apartment units. CRLP currently owns one such parcel. For expansions at Retail Properties, CRLP owns parcels both contiguous to the boundaries of Retail Properties, which would accommodate expansion of the mall or shopping center, and outparcels which are suitable for restaurants, financial institutions or free standing retailers. CRLP owns six such parcels.

         Options to Acquire Additional Land -- In addition to the Land, CRLP has options to acquire certain additional land parcels owned by the Lowder family
(collectively, the "Option Parcels"). The name, location, proposed use and acreage of each Option Parcel is as follows:

Site Name                Location          Proposed Use    Acres
North Macon (Wimbleton
Forest)..................Macon, GA         Retail           87.9
Altamonte Crossing.......Altamonte         Retail            2.6
                         Springs, FL
Bellwood Commercial......Montgomery, AL    Retail            1.1
Osprey (Sarasota)........Sarasota, FL      Mixed Use        73.9
Interstate Park..........Montgomery, AL    Office           11.3
Bellwood Office..........Montgomery, AL    Office            4.9
Huntsville Research Park Huntsville, AL    Office            9.8

         Each option has a term of five years from the date of the closing of the Company's IPO, subject to earlier termination if the Company elects not to exercise a right of first opportunity on a proposed sale of such Option Parcel by the Lowder family. The Company also has a five-year right of first opportunity with respect to each Option Parcel beginning on the expiration date of the option term (if the option is not exercised).


Property Markets

           The table below sets forth certain information with respect to the geographic concentration of the Properties as of December 31, 1996.

            Geographic Concentration of Properties
                                                                         Percent
                                                          Total      Of Total
                  Units        GLA           NRA     1996 Property 1996 Property
 State       (Multifamily)(1)(Retail)(2)  (Office)(3)    Revenue      Revenue
--------------------------------------------------------------------------------

Alabama           8,621     1,970,000      938,000  $   73,912,000    54.1%
Florida           3,846     2,061,000       71,000      40,787,000    29.8%
Georgia           1,150     1,127,000          -0-      18,595,000    13.6%
South Carolina      -0-       488,000          -0-       3,457,000     2.5%
                -------------------------------------------------- --------
      Total      13,617     5,646,000    1,009,000   $ 136,751,000   100.0%
                ================================================== ========

(1) Units (in this table only) refers to multifamily apartment units.
(2) GLA refers to gross leaseable area of retail space.
(3) NRA refers to net rentable area of office space.

         CRLP believes that the demographic and economic trends and conditions in the markets where the Properties are located indicate a potential for continued growth in property net operating income. The Properties are located in a variety of distinct submarkets within Alabama, Georgia, South Carolina, and Florida; however, Birmingham, Alabama, Orlando, Florida, Huntsville, Alabama, Macon, Georgia, Montgomery, Alabama, Tampa, Florida, and Sarasota/Bradenton, Florida are the Company's primary markets. CRLP believes that these seven markets, which are characterized by stable and increasing population and employment growth, should continue to reflect a steady demand for multifamily, retail, and office properties.

Mortgage Financing

         Certain of the Properties are subject to mortgage indebtedness. The Properties whose financial results are consolidated in the financial statements of CRLP are subject to existing mortgage indebtedness and other notes payable in an aggregate amount as of December 31, 1996, of approximately $506.4 million carrying a weighted average interest rate of 7.45% and a weighted average maturity of 8.5 years. The mortgage indebtedness on the Properties as of
December 31, 1996, is set forth in the table below:

                                                   Principal
                                Interest         Balance (as of
 Property (1)                     Rate             12/31/96)
--------------------------------------------------------------------

 Multifamily Properties:
       CG at Kirkman Park           7.900%     $    12,535,549
       Ashford Place                7.125%           3,420,517
       CV at Rocky Ridge            5.900%           6,000,000
                                    7.625%           1,418,333
       CG at Galleria Woods         6.875%           7,395,088
       CG at Mountain Brook         8.000%          12,261,239
       CV at Cahaba Heights         8.060%           3,772,907
       Grande View Towers           7.500%           9,952,418
       CV at Inverness              5.960% (4)       9,900,000
       Huntleigh Woods              9.500%           3,022,034
       Inverness Apartments         5.900%           4,000,000
                                    7.625%           1,741,667
       CV at Monte D'Oro            8.750%           5,314,434 (8)
       Pointe West                  7.125%           2,880,971
       Polos West                   7.450%           5,777,805
       CG at Galleria               4.150%          22,400,000
       Rime Village-Huntsville      4.150%          12,775,000
       CG at Riverchase             7.150%           9,197,454
       Ski Lodge I                  9.500%           7,899,217 (8)
       Ski Lodge II                 9.500%           9,082,891 (8)
       Ski Lodge III                5.450%          10,300,000
       Ski Lodge-Tuscaloosa         9.500%           4,827,530
       Somerset Place               5.960% (4)       4,500,000
       Somerset Wharf I             5.960% (4)       3,400,000
       Vieux Carre                  9.750%           5,158,370
       Willow Bend                  5.900%           3,330,000
                                    7.625%           1,666,667

 Retail Properties:
       Bellwood                    10.125%           2,995,931
       Island Walk                  8.800%          10,406,672
       Montgomery Promenade         9.250%          10,810,000
       Olde Town                   10.000%           1,676,561 (8)

 Office Properties:
       Interstate Park              8.500%           4,731,993
       Whitesburg Building         10.250%           1,282,470

 Other debt:
       Land Loan                    7.220%             700,000
       6 Mortgages                  8.870%          61,520,000
       Line of Credit               7.000% (10)     48,815,000 (8)
       Unsecured Senior Notes       7.500%          64,854,617
       Unsecured Senior Notes       8.050%          64,711,590
       Medium Term Notes            7.050%          50,000,000
                                               ================
 TOTAL                                          $  506,434,925
                                               ================

(INFORMATION CONTINUED FROM PREVIOUS TABLE)

                                   Anticipated
                                   Annual Debt
                                     Service                          Estimated
                                     (1/1/97-        Maturity        Balance Due
  Property (1)                       12/31/97)        Date (2)       on Maturity
 ----------------------------- -------------------------------------------------

  Multifamily Properties:
        CG at Kirkman Park   $    1,133,819      03/15/98    $    12,360,767
        Ashford Place               282,876      11/01/24             10,065
        CV at Rocky Ridge           354,000      08/01/02 (3)      6,000,000
                                    188,656      08/01/02 (3)        841,667
        CG at Galleria Woods        645,716      07/15/99          7,035,235
        CG at Mountain Brook      1,134,422      01/10/00         11,742,632
        CV at Cahaba Heights        377,274      05/10/00          3,494,138
        Grande View Towers          882,571      11/15/98          9,685,749
        CV at Inverness             347,492      06/15/26 (5)      9,900,000
        Huntleigh Woods             315,823      05/01/02          2,827,436
        Inverness Apartments        236,000      07/31/02 (6)      4,000,000
                                    208,454      07/31/02 (7)      1,234,167
        CV at Monte D'Oro            78,115 (8)  12/01/99          5,309,917 (8)
        Pointe West                 245,649      05/01/22             20,354
        Polos West                  569,276      12/05/03          4,526,555
        CG at Galleria              786,240      06/15/26 (5)     22,400,000
        Rime Village-Huntsville     448,404      06/15/26 (5)     12,775,000
        CG at Riverchase            769,969      12/31/98          8,967,396
        Ski Lodge I                 124,978 (8)  06/01/99          7,893,013 (8)
        Ski Lodge II                143,705 (8)  06/01/99          9,075,757 (8)
        Ski Lodge III               656,655      03/01/15 (9)        900,000
        Ski Lodge-Tuscaloosa        504,514      05/01/02          4,516,671
        Somerset Place              157,952      06/15/26 (5)      4,500,000
        Somerset Wharf I            119,340      06/15/26 (5)      3,400,000
        Vieux Carre                 533,605      06/01/01          4,993,827
        Willow Bend                 196,472      07/31/02 (6)      3,330,000
                                    197,937      07/31/02 (7)      1,179,167

  Retail Properties:
        Bellwood                    324,826      01/01/99          2,948,518
        Island Walk               1,059,697      10/01/01          7,340,184
        Montgomery Promenade        999,924      07/01/00         10,810,000
        Olde Town                    29,359 (8)  03/01/98          1,671,772 (8)

  Office Properties:
        Interstate Park             643,440      08/01/03          2,648,144
        Whitesburg Building         160,494      09/01/01          1,109,612

  Other debt:
        Land Loan                    84,332      09/30/98            648,778
        6 Mortgages                 545,681      02/05/05         61,520,000
        Line of Credit              267,913 (8)  12/18/98 (11)    64,085,000 (8)
        Unsecured Senior Notes    4,875,000      07/15/01         65,000,000
        Unsecured Senior Notes    5,232,500      07/15/06         65,000,000
        Medium Term Notes         3,525,000      12/15/03         50,000,000
                             ===============                 ================
  TOTAL                       $  29,388,080                   $  495,701,521
                             ===============                 ================

----------------
(footnotes presented on the next page)

(1)As noted in the table, certain Properties were developed in phases and separate mortgage indebtedness may encumber each of the various phases. In the listing of property names, CG has been used as an abbreviation for Colonial Grand and CV as an abbreviation for Colonial Village.
(2)All of the mortgages can be prepaid at any time, subject to prepayment penalties calculated typically on a yield maintenance basis, except for the mortgages encumbering Colonial Village at Rocky Ridge, Inverness Apartments, Willowbend, and Colonial Grand at Riverchase, which are closed to prepayment for varying lengths of time.
(3)The maturity date noted represents the date on which credit enhancement expires for the tax-exempt municipal bonds put in place as part of the original financing for the Property. The stated maturity date for the loans is August 1, 2007.
(4)Represents the maximum interest rate payable by CRLP for the next year and nine months on these loans as the result of an interest rate protection agreement entered into by CRLP. The loans (which are financed through tax-exempt bonds) secured by these Properties (or phases thereof) bear interest at a variable rate, determined weekly at the rate necessary to produce a bid in the process of remarketing the bonds equal to par plus accrued interest, based on comparable issues in the market. The interest rate for these debt obligations as of December 31, 1996, was 4.05% for these Properties.
(5)These loans are financed through tax-exempt bonds which are credit enhanced by Fannie Mae. The loans, which bear interest at a weekly variable interest rate, require monthly interest payments through June 2006 and principal and interest payments from July 2006 through June 2026. The weighted average interest rate of these five loans was 3.42% at December 31, 1996.
(6)The maturity date noted represents the date on which credit enhancement expires for the tax-exempt municipal bonds put in place as part of the original financing for the Property. The stated maturity date for the loans is August 1, 2022.
(7)The maturity date noted represents the date on which credit enhancement expires for the tax-exempt municipal bonds put in place as part of the original financing for the Property. The stated maturity date for the loans is August 1, 2010.
(8)The principal balances outstanding on these loans were repaid in January and February 1997 with proceeds from the January 1997 debt and equity offerings. The amounts presented for anticipated annual debt service for these loans represent the principal and interest paid during January and February 1997 (excluding the final principal balance paid). The amounts presented for estimated balance due on maturity for these loans represent the outstanding balances that were repaid in January and February 1997.
(9)The maturity date noted represents the date on which the credit enhancement expires for the tax-exempt municipal bonds put in place as part of the original financing for the Property. The stated maturity date for the loan is March 1, 2015.
(10) This loan bears interest at a variable rate, based on LIBOR plus a spread determined by certain capitalization and coverage ratios that ranges from 100 to 150 basis points.
(11) This credit facility has a term of two years beginning in December 1996 and provides for a one-year amortization in the event of non-renewal.

           In addition to the foregoing mortgage debt, the four Properties in which CRLP owns partial interests (and which therefore are not consolidated in the financial statements of CRLP) also are subject to existing mortgage indebtedness. CRLP's pro-rata share of such indebtedness as of December 31, 1996, was $7,283,000 which carried a weighted average interest rate of 8.9%. The maturity dates of these loans range from February 28, 1997 to July 17, 2000, and as of December 31, 1996, the loans had a weighted average maturity of 1.1 years.

Item 3.  Legal Proceedings.

         Neither CRLP nor the Properties are presently subject to any material litigation nor, to CRLP's knowledge, is any material litigation threatened against CRLP or the Properties, other than routine litigation arising in the ordinary course of business which is expected to be covered by liability insurance.


Item 4.  Submission  of  Matters  to  a  Vote  of  Security
         Holders.

         No matters were submitted to CRLP's unit holders during the fourth quarter of 1996.

                          PART II

Item 5.  Market   for   Registrant's   Common   Equity  and
         Related Shareholder Matters.

         There is no established public trading market for the Units. As of March 10, 1997, there were 28 holders of record of Units.

         CRLP has made consecutive quarterly distributions since its formation in the third quarter of 1993. The current indicated annual distribution rate is $2.08 per Unit ($.52 per Unit per quarter). CRLP's ability to make distributions depends on a number of factors, including its net cash provided by operating activities, capital commitments and debt repayment schedules. Holders of Units are entitled to receive distributions when, as and if declared by the Board of Directors of CPHC, its general partner, out of any funds legally available for that purpose.

         The following table sets forth the distributions per Unit paid by CRLP during the periods noted:

           Calendar Period                  Distribution

           1997:
             First Quarter................ $       .520
           1996:
             First Quarter................ $       .500
             Second Quarter............... $       .500
             Third Quarter................ $       .500
             Fourth Quarter............... $       .500
           1995:
             First Quarter................ $       .475
             Second Quarter............... $       .475
             Third Quarter................ $       .475
             Fourth Quarter............... $       .475

Item 6.    Selected Financial Data.

           The following table sets forth selected financial and operating information on a historical basis for CRLP (and, for periods prior to the Company's IPO, the Colonial Group) for each of the five years ended December 31, 1996. The historical operating data for the year ended December 31, 1992, has been derived, and the historical operating data for the year ended December 31, 1993, has been partially derived, from the historical financial statements of the Colonial Group, whose real estate interest were acquired in connection with the formation of CRLP in 1993. The "Colonial Group" consists of Colonial Properties, Inc., Equity Partners Joint Venture, Colonial Properties Management Association, and certain real estate interests of Thomas H. Lowder, Robert E. Lowder, James K. Lowder, Catherine K. Lowder and the Bellwood Trust.

Dollar amounts in thousands, except
     share data                              1996        1995        1994
                                           -------------------------------
OPERATING DATA
Total revenue ......................... $ 134,881   $ 111,437   $  63,958
Expenses:
    Depreciation and amortization .....    23,533      20,615      13,060
    Other operating expenses ..........    46,819      42,282      24,011
Income from operations ................    64,529      48,540      26,887
Interest expense ......................    24,584      23,972      10,820
Other income (expense), net ...........     1,104         674         582
Income (loss) before gains from sales
 of property, and extraordinary items .    40,580      25,067      16,528
Net income (loss) .....................    40,538      25,242      16,650

Per unit:
    Net income ........................      1.58        1.28        1.17
    Distributions .....................      2.00        1.90        1.73
BALANCE SHEET DATA
Land, buildings, and equipment, net ... $ 801,798   $ 624,514   $ 555,577
Total assets ..........................   947,947     681,297     603,135
Total debt ............................   506,435     354,100     344,234

OTHER DATA
Total properties (at end of period) ...        73          61          55

(INFORMATION CONTINUED FROM PREVIOUS TABLE)

                                                1993 (1)        1992
                                         ------------------------------
OPERATING DATA
Total revenue .........................    $  42,629       $  35,046
Expenses:
    Depreciation and amortization .....        7,874           6,449
    Other operating expenses ..........       16,777          14,788
Income from operations ................       17,978          13,809
Interest expense ......................       12,772          14,509
Other income (expense), net ...........       (1,697)            (80)
Income (loss) before gains from sales
 of property, and extraordinary items .        3,509            (780)
Net income (loss) .....................       (3,775)           (215)

Per unit:
    Net income ........................           -0-             -0-
    Distributions .....................           -0-             -0-
BALANCE SHEET DATA
Land, buildings, and equipment, net ...    $ 236,058       $ 139,665
Total assets ..........................      290,925         156,560
Total debt ............................      110,432         167,275

OTHER DATA
Total properties (at end of period) ...           36              23

(1) Increases (decreases) for 1993 compared to 1992 relate primarily to Colonial's formation as a public REIT on September 29, 1993.

Item 7.    Management's   Discussion   and  Analysis  of  Financial
           Condition and Results of Operations.

General
           The following commentary should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing elsewhere in this report. Historical results and trends which might appear should not be taken as indicative of future operations.

           Any statement contained in this report which is not a historical fact, or which might be otherwise considered an opinion or projection concerning CRLP or its business, whether express or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1996. Forward-looking statements are based upon assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to changes in market conditions, the supply and demand for leasable real estate, interest rates, increased competition, changes in governmental regulations, and national and local economic conditions generally, as well as other risks more completely described in CRLP's filings with the Securities and Exchange Commission. If any of these assumptions or opinions prove incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

Results of Operations--1996 and 1995
           The Operating Partnership reported net income of $40.5 million for 1996 compared to $25.2 million for 1995. On a per Unit basis, net income was $1.58 for 1996 compared to $1.28 for 1995. Net income increased during 1996 when compared to 1995 primarily due to the acquisition of 17 properties during 1995 and 1996, the completion and placement in service during 1995 and 1996 of five properties developed or expanded by the Operating Partnership, and the operations of several properties whose development was in various stages of completion during 1995 and 1996.

Revenue--Total revenue increased by $23.4 million, or 21.0%, for 1996 when compared to 1995, primarily due to an increase in rent revenue, which increased by $23.2 million, or 21.7%, during the same period. Of this increase, $21.2 million represents rent revenues generated by the properties acquired/placed in service during 1995 and 1996. The $2.0 million remainder of the increase in rental revenue primarily represents increases in rental rates charged for existing space. Other revenue increased $0.2 million, or 5.8%, for 1996 when compared to 1995. This increase is partially attributable to $0.5 million of other revenues generated by the properties acquired/placed in service during 1995 and 1996. Other revenue also decreased $0.5 million during 1996 compared to 1995 due to one-time revenues received from lease cancellations during the second quarter of 1995. The remainder of the increase in other revenue of $0.2 million represents increases in other revenues at existing properties.

Operating Expenses--Total operating expenses increased by $7.5 million, or 11.9%, for 1996 when compared to 1995. Of this increase, $9.4 million represents operating expenses of the properties acquired/placed in service during 1995 and 1996. Operating expenses also decreased by $1.9 million due to the resolution of certain state tax contingencies and the resulting reduction in related reserves.

Other Income and Expenses--Interest expense reflected a net increase of $0.6 million, or 2.6%, for 1996 when compared to 1995. Interest expense increased $5.3 million due to an increase in indebtedness, which was incurred to finance acquisition and development activity. Interest expense also decreased by $1.9 million, which represents interest savings on two mortgages and one revolving credit agreement that were repaid through a portion of the Operating Partnership's issuance of limited partnership units in January 1996. Interest expense also decreased by $2.8 million due to the capitalization of $3.7 million in interest on construction expenditures during 1996 compared to $0.9 million capitalized during 1995.

Results of Operations--1995 and 1994
           The Operating Partnership reported net income of $25.2 million for 1995 compared to $16.7 million for 1994. On a per Unit basis, net income was $1.28 for 1995 compared to $1.17 for 1994. Net income increased during 1995 when compared to 1994 primarily due to the acquisition of 26 properties during 1994 and 1995, the completion and placement in service during 1995 of two properties developed or expanded by the Operating Partnership, and the operations of several properties whose development was in various stages of completion during 1994 and 1995.

Revenue--Total revenue increased by $47.5 million, or 74.2%, for 1995 when compared to 1994, primarily due to an increase in rent revenue, which increased by $44.9 million during the same period. Of this increase, $39.9 million represents rent revenues generated by the properties acquired/placed in service during 1994 and 1995. The $5.0 million remainder of the increase in rental revenue primarily represents increases in rental rates charged for existing space. Other revenue increased $2.6 million, or 150.2%, for 1995 when compared to 1994. This increase is attributable primarily to $1.5 million of other revenues generated by the properties acquired/placed in service during 1994 and 1995 and $0.5 million received from lease cancellations during the second quarter of 1995.

Operating Expenses--Total operating expenses increased by $25.8 million, or 69.7%, for 1995 when compared to 1994. Of this increase, $21.2 million represents operating expenses of the properties acquired/placed in service during 1994 and 1995. General and administrative expenses increased by $2.3 million, or 65.1%, during 1995 when compared to 1994 due to administrative expenses associated with the properties acquired/placed in service during 1994 and 1995, an increase in reserve for contingencies, and a general increase in administrative expenses.

Other Income and Expenses--Interest expense increased $13.2 million, or 121.2%, for 1995 when compared to 1994. This increase is attributed primarily to properties acquired/placed in service during 1994 and 1995 that were financed through advances under CRLP's lines of credit and the assumption of debt. The financing of these properties increased interest expense by $13.3 million for 1995 over 1994. The Company capitalized interest on its development projects during the construction period, which reduced interest expense by $0.9 million in 1995, compared to $0.3 million capitalized in 1994.

Liquidity and Capital Resources
           During 1996 CRLP invested approximately $273.1 million through acquisition and development of properties. This acquisition and development activity added to CRLP's multifamily and retail property holdings. CRLP financed this property investment through proceeds from the issuance of limited partnership units and debt totaling approximately $286.6 million during 1996, net of offering costs, advances on its bank line of credit and cash from operations. CRLP also used proceeds from these sources of funds to repay $42.6 million outstanding on two mortgage loans and to reduce its outstanding revolving credit balances by $21.9 million.

Acquisition Activities--During 1996 CRLP added 1,505 apartment units through its acquisition of seven multifamily communities at an aggregate cost of $79.0 million. CRLP also added 1.1 million square feet of retail leasable area through its acquisition of three community shopping centers and one regional shopping mall and purchased tenant-owned space and the underlying land at an existing retail center. CRLP completed these retail acquisitions at an aggregate cost of approximately $94.3 million.

Development Activities--During 1996 CRLP constructed 873 new apartment units in six multifamily communities (three of which were completed for development during the year) and acquired land on which it intends to develop two additional multifamily communities during 1997. The aggregate investment during 1996 in this multifamily development activity was $68.2 million. As of December 31, 1996, CRLP has 1,216 apartment units in six multifamily communities under development and expansion. Management anticipates that two of the multifamily projects will be completed during the first half of 1997 and three others will be completed during the second half of the year. The remaining multifamily project will be completed during the first half of 1998. Management expects to invest approximately $31.8 million over these periods to complete these projects.

           During 1996 CRLP also continued its 423,000 square foot expansion of its regional mall in Macon, Georgia and began a 225,000 square foot expansion of a community shopping center in Montgomery, Alabama. The aggregate investment in this retail development activity was $31.6 million. The Macon Mall expansion was completed and opened during February 1997, and management anticipates completing its Montgomery project during the last half of 1997. Management expects to invest approximately $19.8 million during 1997 to complete these projects.

Financing Activities--CRLP funded a portion of this investment in acquisition and development by raising capital. In January 1996 the Company completed a public offering of 4.6 million common shares of beneficial interest at a price of $24.625 per share. The $106.6 million proceeds of this offering, net of offering costs of $6.6 million, were used to fund acquisition and development activity, repay the balances outstanding under CRLP's revolving credit agreements, and to repay the $8.2 million balance outstanding under a mortgage loan.

           CRLP also funded its investment in acquisition and development by incurring additional debt. During 1996 notes and mortgages payable increased $152.3 million to total $506.4 million at December 31, 1996. During the year CRLP borrowed $220.0 million through the public issuance of debt securities and through debt assumed in property acquisitions. During the year CRLP also reduced the principal outstanding on its notes and mortgages payable by $45.8 million (including $42.6 million on mortgage loans that were extinguished) and reduced its outstanding revolving credit balances by $21.9 million.

           In July 1996 CRLP completed a public issuance of senior, unsecured debt securities totaling $130.0 million. The securities were issued in two series of $65 million each requiring semi-annual payments of interest only. One series, which matures in July 2001, bears interest at 7.50% and was priced at a spread of 95 basis points over the five-year treasury bond rate, resulting in an original issue discount of $145,383. The other series, which matures in July 2006, bears interest at 8.05% and was priced at a spread of 128 basis points over the ten-year treasury bond rate, resulting in an original issue discount of $288,410.

           In July 1996 CRLP refinanced loans collateralized by five of CRLP's multifamily properties and representing a total of approximately $53.0 million in outstanding indebtedness. The loans are financed through tax-exempt bonds which are credit enhanced by Fannie Mae. The loans, which bear interest at a weekly variable rate, require monthly interest payments through June 2006 and principal and interest payments from July 2006 through June 2026. The weighted average interest rate of these five loans was 3.42% at December 31, 1996.

           In December 1996 CRLP completed a public issuance of unsecured medium-term debt securities totaling $50.0 million. The securities mature in December 2003 and bear interest at 7.05% which, at the time of issuance, equated to a spread of 90 basis points over the seven-year treasury bond rate.

           In January 1997, subsequent to year-end, CRLP completed an additional issuance of unsecured medium-term debt securities also totaling $50.0 million. These securities mature in January 2003 and bear interst at 7.16% which, at the time of issuance, equated to a spread of 80 basis points over the six-year treasury bond rate.

           In January 1997 the Company also completed a public offering of 1.5 million common shares of beneficial interest at a price of $29.875 per share. The $43.4 million proceeds of this offering, net of offering costs of $1.4 million, were used to fund acquisition and development activity, repay the balances outstanding under CRLP's revolving credit agreement, and to repay $24.5 million outstanding under four mortgage loans.

           At December 31, 1996, after considering the effect of the January 1997 debt and equity offerings, CRLP's total debt included fixed-rate debt of $426.7 million, or 86.9%, and floating-rate debt of $64.5 million, or 13.1%. CRLP has obtained interest rate protection for $17.8 million of the floating-rate debt, which limits this debt to an interest rate of 5.96% through September 30, 1998.

           At December 31, 1996, CRLP has one unsecured bank line of credit, which provides for borrowings up to $125 million, bears interest at LIBOR plus 100 to 150 basis points, has a term of two years beginning in December 1996, and provides for a one-year amortization in the case of non-renewal. As of December 31, 1996, after considering the effect of the January 1997 debt and equity offerings, the balance outstanding on CRLP's line of credit was $0.5 million.

           Management intends to maintain CRLP's strength through diversification, while continuing to pursue acquisitions that meet CRLP's acquisition criteria for property quality, market strength, and investment return. Management expects to use its line of credit agreement to fund its investment in acquisition and development activities and plans to continue to replace significant borrowings under the bank line of credit with funds generated from the sale of additional securities, including sales of Units to CPHC in connection with public offerings of securities by the Company, and/or permanent financing, as market conditions permit. Management believes that these potential sources of funds, along with the possibility of issuing Units in exchange for properties, will provide CRLP with the means to finance additional acquisitions and development.

           Cash and equivalents increased by $1,755,000 during 1996. Management anticipates that its net cash provided by operations and its existing cash balances will provide the necessary funds on a short- and long-term basis to cover its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, and distributions to Unit holders. Management does not anticipate any significant costs associated with Year 2000 software requirements.

Inflation--Substantially all of the leases at the retail properties provide for pass-through to tenants of certain operating costs, including real estate taxes, common area maintenance expenses, and insurance. Leases at the multifamily properties generally provide for an initial term of six months or one year and allow for rent adjustments at the time of renewal. Leases at the office properties typically provide for rent adjustment and pass-through of certain operating expenses during the term of the lease. All of these provisions permit CRLP to increase rental rates or other charges to tenants in response to rising prices and, therefore, serve to minimize CRLP's exposure to the adverse effects of inflation.

Item 8.    Financial Statements and Supplementary Data.

The following financial statements are filed as a part of this report:

Report of Independent Accountants

Financial Statements:

Consolidated Balance Sheets as of December 31, 1996 and 1995

Consolidated Statements of Income for the years ended December 31, 1996, 1995, and 1994

Consolidated Statements of Partners' Capital for the years ended December 31, 1996, 1995, and 1994

Consolidated   Statements   of  Cash  Flows  for  the  years  ended
December 31, 1996, 1995, and 1994

Notes to Consolidated Financial Statements


REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Colonial Properties Holding Company, Inc.

We have audited the accompanying consolidated balance sheets of Colonial Realty Limited Partnership as of December 31, 1996 and 1995 and the consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colonial Realty Limited Partnership as of December 31, 1996 and 1995 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                             /s/ Coopers & Lybrand L.L.P.
                                               COOPERS & LYBRAND L.L.P.
Birmingham, Alabama
January 24, 1997


COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS

December 31, 1996 and 1995
------------------------------------------------------------------------------
                                                      1996               1995
------------------------------------------------------------------------------
ASSETS
Land, buildings, & equipment, net         $    801,797,749   $    624,514,188
Undeveloped land and construction
     in progress                               113,689,163         32,640,381
Cash and equivalents                             3,340,281          1,584,850
Restricted cash                                  2,450,335          2,079,796
Accounts receivable, net                         4,778,607          2,280,508
Prepaid expenses                                 4,467,918          3,561,611
Notes receivable                                   583,594            580,169
Deferred debt and lease costs                    6,288,125          3,841,814
Investment in partnerships                       5,028,219          5,363,639
Other assets                                     5,523,118          4,849,614
------------------------------------------------------------------------------
                                          $    947,947,109   $    681,296,570
------------------------------------------------------------------------------

LIABILITIES AND PARTNERS' CAPITAL
Notes and mortgages payable               $    506,434,925   $    354,099,770
Accounts payable                                 7,450,770          6,343,353
Accounts payable to affiliates                   9,972,954          5,080,477
Accrued interest                                 5,465,237            957,518
Accrued expenses                                 1,584,852            975,550
Tenant deposits                                  2,926,404          2,401,604
Unearned rent                                      924,193            843,642
------------------------------------------------------------------------------
      Total liabilities                        534,759,335        370,701,914
------------------------------------------------------------------------------

Redeemable units, at redemption value          256,097,639        207,596,087
------------------------------------------------------------------------------
Partners' capital, excluding
     redeemable units                          157,090,135        102,998,569
------------------------------------------------------------------------------
                                          $    947,947,109   $    681,296,570
------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 1996, 1995, 1994
--------------------------------------------------------------------------------
                                             1996           1995           1994
--------------------------------------------------------------------------------
Revenue:
     Rent                            $129,612,153   $106,335,068    $61,478,244
     Rent from affiliates                 757,818        836,426        775,492
     Other                              4,511,384      4,265,180      1,704,499
--------------------------------------------------------------------------------
         Total revenue                134,881,355    111,436,674     63,958,235
--------------------------------------------------------------------------------
Property operating expenses:
     General operating expenses         9,530,324      8,355,107      4,704,992
     Salaries and benefits              8,606,321      7,362,486      4,203,958
     Repairs and maintenance           13,072,944     10,890,018      5,770,758
     Taxes, licenses,
          and insurance                11,538,481      9,926,589      5,849,776
General and administrative              4,071,156      5,747,452      3,481,517
Depreciation                           22,024,933     18,043,875     10,816,858
Amortization                            1,508,515      2,570,861      2,243,662
--------------------------------------------------------------------------------
         Total operating expenses      70,352,674     62,896,388     37,071,521
--------------------------------------------------------------------------------
         Income from operations        64,528,681     48,540,286     26,886,714
--------------------------------------------------------------------------------
Other income (expense):
     Interest expense                 (24,584,298)   (23,972,107)   (10,819,643)
     Income from partnerships             635,278        498,664        460,897
     Gains from sales of property         468,619        174,954        121,600
--------------------------------------------------------------------------------
         Total other expense          (23,480,401)   (23,298,489)   (10,237,146)
--------------------------------------------------------------------------------
         Income before
          extraordinary items          41,048,280     25,241,797     16,649,568
Extraordinary loss from early
     extinguishment of debt              (510,602)            -0-            -0-
--------------------------------------------------------------------------------
         Net income                  $ 40,537,678   $ 25,241,797    $16,649,568
--------------------------------------------------------------------------------

Income per unit
 Income before extraordinary items   $       1.60   $       1.28    $      1.17
 Extraordinary loss from early
   extinguishment of debt                   (0.02)            -0-            -0-
--------------------------------------------------------------------------------
         Net income per unit         $       1.58   $       1.28    $      1.17
--------------------------------------------------------------------------------
Weighted average units outstanding     25,702,846     19,694,071     14,270,527
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

For the Years Ended December 31, 1996, 1995, 1994
-------------------------------------------------------------------------
                                                               Total
                                                              Partners'
                                                               Capital
-------------------------------------------------------------------------

Balance, December 31, 1993                               $    73,718,916

      Distributions                                         (24,684,603)
      Net income                                              16,649,568
      Issuance of limited partnership units                   75,538,014
      Allocations to redeemable units                       (80,665,963)
      Other                                                    3,085,472
-------------------------------------------------------------------------
Balance, December 31, 1994                                    63,641,404

      Cash Contributions                                      73,742,388
      Distributions                                         (35,222,284)
      Net income                                              25,241,797
      Issuance of limited partnership units                    1,629,872
      Allocations to redeemable units                       (26,017,509)
      Other                                                     (17,099)
-------------------------------------------------------------------------
Balance, December 31, 1995                                   102,998,569

      Cash Contributions                                     106,847,154
      Distributions                                         (51,818,736)
      Net income                                              40,537,678
      Issuance of limited partnership units                    7,027,021
      Allocations to redeemable units                       (48,501,551)
-------------------------------------------------------------------------
Balance, December 31, 1996                                $  157,090,135
-------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 1996, 1995, 1994
-------------------------------------------------------------------------------
                                                 1996        1995         1994
-------------------------------------------------------------------------------
Cash flows from operating activities:
   Net  income                            $40,537,678 $25,241,797  $16,649,568
   Adjustments to reconcile net income
    to net cash
       provided by operating activities:
       Depreciation and amortization       23,533,448  20,614,736   13,060,520
       Income from partnerships              (635,278)   (498,664)    (460,897)
       Other                                  557,828     (38,837)      34,027
       Decrease (increase) in:
            Restricted cash                  (370,539)   (933,092)    (629,340)
            Accounts receivable            (3,245,731)    218,455   (1,005,957)
            Due from affiliates                   -0-         -0-   23,961,595
            Prepaid expenses                 (248,441)   (172,691)     903,025
            Other assets                   (1,187,461) (1,855,155)  (1,302,050)
       Increase (decrease) in:
            Accounts payable                   10,529   4,583,012       92,829
            Accrued interest                3,569,771     138,518      208,473
            Accrued expenses and other        404,435    (130,764)     287,892
-------------------------------------------------------------------------------
            Net cash provided by
             operating activities          62,926,239  47,167,315   51,799,685
-------------------------------------------------------------------------------
Cash flows from investing activities:
   Acquisition of properties             (125,926,554)(67,580,603)(106,035,067)
   Development expenditures               (22,168,286) (3,741,192)  (3,364,634)
   Development expenditures paid to
    an affiliate                          (70,414,613)(21,646,534)  (8,933,717)
   Tenant improvements                     (1,029,075) (1,061,087)  (1,531,885)
   Capital expenditures                    (6,824,888) (2,803,685)    (658,202)
   Proceeds from sales of property          1,254,359     328,237      513,963
   Distributions from partnerships            984,492     998,244    1,037,234
   Capital contributions to partnerships      (13,794)   (230,121)    (202,269)
-------------------------------------------------------------------------------
            Net cash used in investing
             activities                  (224,138,359)(95,736,741)(119,174,577)
-------------------------------------------------------------------------------
Cash flows from financing activities:
   Principal reductions of debt           (45,797,858)(19,231,834)  (1,102,053)
   Proceeds from additional borrowings    179,540,450  62,220,000          -0-
   Net change in revolving credit balances(21,877,000)(33,205,744)  93,897,744
   Cash contributions                     106,847,154  73,742,388          -0-
   Capital distributions                  (51,818,736)(35,222,284) (24,684,603)
   Payment of mortgage financing cost      (3,415,857)   (946,017)  (1,206,340)
   Other, net                                (510,602)         -0-          -0-
-------------------------------------------------------------------------------
            Net cash provided by
             financing activities         162,967,551  47,356,509   66,904,748
-------------------------------------------------------------------------------
            Increase (decrease) in cash
             and equivalents                1,755,431  (1,212,917)    (470,144)
Cash and equivalents, beginning of period   1,584,850   2,797,767    3,267,911
-------------------------------------------------------------------------------
Cash and equivalents, end of period       $ 3,340,281 $ 1,584,850  $ 2,797,767
-------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
   Cash paid during the year for interest $20,076,579 $23,609,172  $10,621,230
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  Organization and Basis of Presentation
      Organization--Colonial Realty Limited Partnership (the "Operating Partnership" or "CRLP"), a Delaware limited partnership, was formed on August 6, 1993, to succeed as owner of substantially all of the predecessor interests of Colonial Properties, Inc. (CPI), and certain real estate interests of persons and companies affiliated with CPI. CRLP is the operating partnership of Colonial Properties Trust, an Alabama real estate investment trust (the "Company") whose shares are listed on the New York Stock Exchange ("NYSE"). The Company is engaged in the ownership, development, management, and leasing of multifamily housing communities, retail malls and centers, and office buildings. Certain parcels of land are also included.
      The Company manages CRLP through the Company's wholly owned subsidiary, Colonial Properties Holding Company, Inc. ("CPHC"), which in turn owns approximately 68% of the general and limited partnership interests in CRLP and serves as the sole general partner of CRLP. The limited partners who hold partnership units can require that CRLP redeem their partnership units. Unless the Company elects the right to issue common shares in exchange for these partnership units, the redeeming limited partner will receive cash in an amount equal to the market value of the partnership units to be redeemed. The Company currently intends to exercise its right to issue the common shares for these redeemed partnership units. Partners' capital allocable to limited partnership interests is included in "redeemable units" in the Consolidated Balance Sheets at the cash redemption amount at the balance sheet date. Net income, distributions, and adjustments to partners' capital allocable to limited partnership interests are reflected as "allocations to redeemable units" in the Consolidated Statements of Partners' Capital. At December 31, 1996 and 1995, CRLP had redeemable units outstanding in the amount of 8,431,198 and 8,141,023, respectively.
      Federal Income Tax Status--No provision for income taxes is provided since all taxable income or loss or tax credits are passed through to the partners. The Company, which is considered a corporation for federal income tax purposes, qualifies as a real estate investment trust for federal income tax purposes and generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates.
      Principles Of Consolidation--The consolidated financial statements include the Operating Partnership and Colonial Properties Services Limited Partnership (in which Colonial Realty Limited Partnership holds 99% general and limited partner interests).
      Investments In Partnerships--Partnerships in which CRLP owns a fifty percent or less interest and does not control are reflected in the consolidated financial statements as investments accounted for under the equity method. Under this method the investment is carried at cost plus or minus equity in undistributed earnings or losses since the date of acquisition.

2.  Summary of Significant Accounting Policies
      Land, Buildings, and Equipment--Land, buildings, and equipment is stated at the lower of cost, less accumulated depreciation, or net realizable value. Where an impairment of a property's value is determined to be other than temporary, an allowance for the estimated potential loss is established to record the property at its net realizable value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 7 to 40 years. Maintenance and repairs are charged to expense as incurred. Replacements and improvements are capitalized and depreciated over the estimated remaining useful lives of the assets. When items of land, buildings, or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.
      Undeveloped Land and Construction in Progress--Undeveloped land and construction in progress is stated at the lower of cost or net realizable value. CRLP capitalizes all costs associated with land development including construction period interest and property taxes during periods in which property is undergoing development activities necessary to prepare the asset for its intended use.
      Cash and Equivalents--CRLP includes highly liquid marketable securities and debt instruments purchased with a maturity of three months or less in cash equivalents.
      Restricted Cash--Cash which is legally restricted as to use consists primarily of tenant deposits.
      Deferred Debt and Lease Costs--Amortization of mortgage costs is recorded using the straight-line method, which approximates the effective interest method, over the terms of the related mortgages. Leasing commissions and fees are amortized using the straight-line method over the terms of the related leases.
      Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on variable-rate debt. Premiums paid for purchased interest rate cap agreements are amortized to expense over the terms of the caps. Unamortized premiums are included in other assets in the balance sheets. Amounts receivable under cap agreements are accrued as a reduction of interest expense.
      Revenue Recognition--Rental income attributable to leases is recognized on a straight-line basis over the terms of the leases.
      Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.
      Reclassifications--Certain immaterial reclassifications have been made to the 1994 and 1995 financial statements in order to conform them to the 1996 financial statement presentation.

3.  Property Acquisitions
      CRLP acquired 11 properties during 1996, six properties during 1995, and 20 properties during 1994 at aggregate costs of approximately $173,700,000, $68,400,000, and $331,000,000, respectively. CRLP funded these acquisitions with cash proceeds from its public offerings of debt (see Note 7), advances on bank lines of credit, proceeds from the issuance of limited partnership units, and cash from operations. A portion of the purchase price of Rime Village-Huntsville was subject to adjustment during 1995 based upon the operating results of the second phase of the property which was in lease-up when it was acquired. This portion of the purchase price was paid through the issuance of 70,864 additional limited partnership units.
   The properties acquired during 1996, 1995, and 1994 are listed below:

                                                  Effective
                                                 Acquisition
                             Location                Date
-----------------------------------------------------------------
Multifamily Properties:
Carrollwood                 Tampa, FL          January 1, 1994
Grande View Towers        Huntsville, AL       January 1, 1994
Plantation Gardens        Sarasota, FL          March 31, 1994
Patio I                    Auburn, AL           March 31, 1994
Arbors at Kirkman          Orlando, FL         August 10, 1994
Polos at Gainesville     Gainesville, FL       August 10, 1994
Polos at Ponte Vedra    Jacksonville, FL       August 10, 1994
Polos West                 Orlando, FL         August 10, 1994
Huntleigh Woods            Mobile, AL         December 31, 1994
Monte D'Oro              Birmingham, AL       December 31, 1994
Rime Village-Hoover      Birmingham, AL       December 31, 1994
Rime Village-Huntsville  Huntsville, AL       December 31, 1994
Riverchase Manor         Birmingham, AL       December 31, 1994
Ski Lodge I              Birmingham, AL       December 31, 1994
Ski Lodge II             Birmingham, AL       December 31, 1994
Ski Lodge III            Birmingham, AL       December 31, 1994
Ski Lodge Tuscaloosa     Tuscaloosa, AL       December 31, 1994
Stockbridge Manor       Stockbridge, GA       December 31, 1994
Ashford Place             Mobile, AL            April 1, 1996
Pointe West               Mobile, AL            April 1, 1996
Spring Creek              Macon, GA             April 1, 1996
Crowne Chase             Birmingham, AL         April 15, 1996
Crowne Point             Birmingham, AL          May 10, 1996
Crowne Ridge             Birmingham, AL          May 10, 1996
Barrington Club           Macon, GA            September 13, 1996
Retail Properties:
Burnt Store Square      Punta Gorda, FL         July 13, 1994
Britt David
  Shopping Center        Columbus, GA          October 25, 1994
Bear Lake Village        Orlando, FL             July 1, 1995
Country Lake Village     Orlando, FL             July 1, 1995
Winter Haven Village     Orlando, FL             July 1, 1995
River Oaks Center        Decatur, AL             July 14, 1995
North Dale Court          Tampa, FL             October 1, 1995
Paddock Park              Ocala, FL            November 16, 1995
Briarcliffe Mall       Myrtle Beach, SC           July 1, 1996
Wekiva River Walk        Orlando, FL            October 1, 1996
Bardmoor Village      St. Petersburg, FL        October 1, 1996
Island Walk              Orlando, FL            October 1, 1996

   Results of operations of these properties, subsequent to their respective acquisition dates, are included in the consolidated financial statements of CRLP. The cash paid to acquire these properties is included in the statements of cash flows. The acquisitions during 1996, 1995, and 1994 are comprised of the following:

                                                1996         1995          1994
================================================================================
Assets purchased:
   Land, buildings, and equipment       $173,276,789  $68,322,274  $328,593,287
   Other assets                              454,515       42,691     2,422,530
--------------------------------------------------------------------------------
                                         173,731,304   68,364,965   331,015,817
Notes and mortgages assumed              (40,443,806)          -0- (141,005,861)
Other liabilities assumed or recorded     (1,773,648)    (784,362)   (8,436,875)
Issuance of limited partnership units
 of Colonial Realty Limited Partnership   (5,587,296)          -0-  (75,538,014)
--------------------------------------------------------------------------------
   Cash paid                            $125,926,554  $67,580,603  $106,035,067
================================================================================

   CRLP's unaudited pro forma results of operations, assuming these acquisitions had been effected by CRLP prior to January 1, 1994, are as follows:

For the Year Ended December 31,           1996            1995            1994
================================================================================
Revenues                          $145,866,000    $139,522,000    $129,063,000
================================================================================
Net income                        $ 41,281,000    $ 36,427,000    $ 35,358,000
================================================================================
Net income per unit               $       1.58    $       1.40    $       1.35

      On January 8, 1997, subsequent to year end, CRLP acquired Riverchase Center, an office park comprised of eight one-level buildings in Birmingham, Alabama totaling 306,000 square feet of leasable area. The total purchase price of $20,800,000 was funded by the assumption of $8,710,000 in mortgage debt, the issuance of 25,163 limited partnership units valued at $750,000, and an advance on CRLP's bank line of credit agreement. The effects of this acquisition are not included in CRLP's accompanying consolidated financial statements or in the pro forma information above.

4.  Land, Buildings, and Equipment
      Land, buildings, and equipment consists of the following at December 31, 1996 and 1995:

                                                       1996           1995
                                                    ------------  -------------
      Buildings                                   $ 736,621,679  $ 568,861,504                                                  $
      Furniture and fixtures                         23,440,761     18,284,701
      Equipment                                       2,569,139      1,406,215
      Land improvements                              18,327,845     14,218,447
      Tenant improvements                            11,969,390     10,516,274
                                                    ------------  -------------
                                                    792,928,814    613,287,141
      Accumulated depreciation                     (101,547,650)   (79,779,155)
                                                    ------------  -------------
                                                    691,381,164    533,507,986
      Land                                          110,416,585     91,006,202
                                                    ------------  -------------
                                                   $ 801,797,749 $ 624,514,188                                                  $
                                                    ============  =============

5.  Undeveloped Land and Construction in Progress
      During 1996 CRLP completed the construction of three multifamily expansion projects at a combined total cost of approximately $18,960,000. The expansion projects produced 356 new apartment units (51 units completed during 1995 and 305 units completed during 1996), 16 units at McGehee Place in Montgomery, Alabama, 180 units at Colonial Grand at Inverness in Mobile, Alabama, and 160 units at Colonial Grand at Galleria in Birmingham, Alabama. CRLP currently has nine active expansion and development projects in progress and various parcels of land available for expansion, construction, or sale. During 1996 CRLP completed construction on 873 apartment units (including the 305 units in completed projects mentioned above), and CRLP has an additional 1,216 apartment units in progress at December 31, 1996. Undeveloped land and construction in progress is comprised of the following at December 31, 1996:

                                 Total
                                 Units/                                Costs
                                 Square  Estimated     Estimated     Capitalized
                                  Feet  Completion    Total Costs      To Date
================================================================================
Multifamily Projects:
Colonial Village at
     Heatherbrooke (expansion)      84      1997    $  4,100,000   $  1,462,407
Colonial Village at
     Riverchase (expansion)        276      1997      14,900,000     13,368,319
Colonial Grand at Heathrow         312      1997      20,400,000     20,050,293
Colonial Grand at Bayshore         212      1997      11,600,000     11,155,327
Colonial Grand at Bayshore II      164      1997       9,100,000      3,377,532
Colonial Grand at Wesleyan         240      1997      12,800,000      7,758,183
Colonial Grand at Hunters Creek    496      1998      33,000,000     16,824,877
--------------------------------------------------------------------------------
                                 1,784               105,900,000     73,996,938
================================================================================

Retail Projects:
Macon Mall (expansion)         423,000      1997      52,000,000     38,085,793
Montgomery
     Promenade (expansion)     225,000      1997       7,000,000      1,100,000
--------------------------------------------------------------------------------
                               648,000                59,000,000     39,185,793
================================================================================
Other Projects and
     Undeveloped Land                                                   506,432
--------------------------------------------------------------------------------
                                                    $164,900,000   $113,689,163
================================================================================

   Interest capitalized on construction in progress during 1996, 1995, and 1994 was $3,745,000, $868,000 and $333,000, respectively. During February 1997, the Company completed its expansion of Macon Mall.

6.  INVESTMENT IN PARTNERSHIPS
   Investment in partnerships at December 31, 1996 and 1995 consists of the following:

                                           Percent
                                            Owned              1996       1995
================================================================================
Office:
600 Building Partnership, Birmingham, AL      33.34%     $    5,044  $   21,143
Anderson Block Properties, Montgomery, AL     33.33%        (52,773)    (65,760)
Hoar/Colonial/Polar-BEK Partnership I,
     Birmingham, AL                           37.50%       (429,744)   (395,691)
Hoar/Colonial/Polar-BEK Partnership II,
     Birmingham, AL                           37.50%        (34,876)     (2,438)
Polar-BEK/Colonial Partnership I,
     Birmingham, AL                           50.00%      4,999,726   5,236,912
Polar-BEK/Rubaiyat/Colonial Partnership,
     Birmingham, AL                           25.00%        505,338     526,824
--------------------------------------------------------------------------------
                                                          4,992,715   5,320,990
--------------------------------------------------------------------------------

Other:
Colonial/Polar-BEK Management Company,
     Birmingham, AL                           50.00%         35,504      42,649
--------------------------------------------------------------------------------
                                                         $5,028,219  $5,363,639
================================================================================

7.  NOTES AND MORTGAGES PAYABLE
   Notes and mortgages payable at December 31, 1996 and 1995 consists of the following:

                                                  1996             1995
================================================================================
Senior unsecured notes, net of unamortized
     discounts totaling $433,793             $179,566,207    $         -0-
Revolving credit agreements                    48,815,000      70,692,000
Mortgages and other notes:
  4.50% to 6.00%                               76,605,000      88,095,394
  6.01% to 7.50%                               39,324,252      49,774,944
  7.51% to 9.00%                              115,369,461      98,455,300
  9.01% to 10.25%                              46,755,005      47,082,132
--------------------------------------------------------------------------------
                                             $506,434,925    $354,099,770
================================================================================

      As of December 31, 1996, CRLP has one unsecured bank line of credit providing for total borrowings of up to $125,000,000. The line of credit agreement bears interest at LIBOR plus 100 to 150 basis points, has a term of two years beginning in December 1996, and provides for a one-year amortization in the case of non-renewal. The credit facility is primarily used by CRLP to finance property acquisitions and development and had an outstanding balance at December 31, 1996, of $48,815,000. The weighted average interest rate of this short-term borrowing facility was 6.81% and 7.47% at December 31, 1996 and 1995, respectively.
      In July 1996 CRLP completed a public offering of senior, unsecured debt securities totaling $130,000,000. The securities were issued in two series of $65,000,000 each requiring semi-annual payments of interest only. One series, which matures in July 2001, bears interest at 7.50% and was priced at a spread of 95 basis points over the five-year treasury bond rate, resulting in an original issue discount of $145,383. The other series, which matures in July 2006, bears interest at 8.05% and was priced at a spread of 128 basis points over the ten-year treasury bond rate, resulting in an original issue discount of $288,410. The issue discounts are being amortized to interest expense over the life of the corresponding issue.
      In July 1996 CRLP refinanced loans collateralized by five of CRLP's multifamily properties and representing a total of approximately $53.0 million in outstanding indebtedness. The loans are financed through tax-exempt bonds which are credit enhanced by Fannie Mae. The loans, which bear interest at a weekly variable rate, require monthly interest payments through June 2006 and principal and interest payments from July 2006 through June 2026. The weighted average interest rate of these five loans was 3.42% at December 31, 1996.
      In December 1996 CRLP completed a public offering of unsecured medium term debt securities totaling $50,000,000. The securities mature in December 2003 and pay a coupon rate of 7.05% which equated to a spread of 90 basis points over the seven-year treasury bond rate.
      In January 1997, subsequent to year-end, CRLP completed a public offering of unsecured medium term debt securities totaling $50,000,000. The securities mature in January 2003 and pay a coupon rate of 7.16% which equated to a spread of 80 basis points over the six-year treasury bond rate. The effect of this issuance is not reflected in CRLP's consolidated financial statements.
      In February 1995 CRLP entered into a note payable agreement with Nationwide Life Insurance Company in the amount of $61,520,000. The ten-year note requires monthly payments of interest only at 8.87% for the first five years and monthly payments of interest only at a redetermined interest rate for the remainder of the term. At the end of the first five years of the term, CRLP may elect to repay the note without penalty.
      CRLP has entered into an interest rate cap agreement which limits debt of $17,800,000 to an interest rate of 5.96% through September 30, 1998. CRLP paid approximately $374,000 in total for the interest rate cap, which is being amortized over the life of the agreement. CRLP is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate cap and nonderivative financial assets but has no off-balance-sheet credit risk of accounting loss. CRLP anticipates, however, that counterparties will be able to fully satisfy their obligations under the contracts. CRLP does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties.
      At December 31, 1996, CRLP had $228,815,000 in unsecured indebtedness including balances outstanding on its bank line of credit and certain other notes payable. The remainder of CRLP's notes and mortgages payable are collateralized by the assignment of rents and leases of certain properties and assets with an aggregate net book value of $467,203,240 at December 31, 1996.
      The aggregate maturities of notes and mortgages payable at December 31, 1996, are as follows:

      1997                       $  2,383,837
      1998                         84,465,343
      1999                         33,631,776
      2000                         27,654,318
      2001                         82,213,194
      Thereafter                  276,086,457
                                 ------------
                                $ 506,434,925
                                 ============

      A substantial majority of CRLP's notes and mortgages payable have been recently financed or are covered by interest rate cap agreements, and as such, the balances outstanding on these notes and mortgages are considered to be the fair values. CRLP's line of credit arrangement bears interest at a rate that varies with changes in LIBOR; therefore, the balances outstanding are considered to be the fair value.
      Certain partners of CRLP have guaranteed indebtedness of CRLP totaling approximately $25,348,000 (of which $19,048,000 was guaranteed during 1996 in conjunction with the acquisition of Briarcliffe Mall) at December 31, 1996. CRLP has indemnified these individuals from their guarantees of approximately $3,304,000 of this indebtedness.

8.  Cash Contributions
      During 1995 and 1996 and in the first quarter of 1997, the Company completed three public offerings of stock totaling 9,550,000 common shares of beneficial interest (Common Shares). The net proceeds of the offerings were contributed to CRLP and used to fund acquisitions and development expenditures, repay balances outstanding on CRLP's revolving credit agreements, repay certain notes and mortgages payable, and for general corporate purposes. Details relating to these equity offerings are as follows:

                    Number of  Stock Price    Gross      Offering       Net
           Date   Common Shares Per Share   Proceeds       Costs     Proceeds
--------------------------------------------------------------------------------
      May 1995      3,450,000   $22.750   $  78,487,500 $4,831,871 $  73,655,629
      January 1996  4,600,000   $24.625   $ 113,275,000 $6,631,817 $ 106,643,183
      January 1997  1,500,000   $29.875   $  44,812,500 $1,422,500 $  43,390,000

 The effect of the January 1997 offering is not reflected in CRLP's consolidated financial statements.

9.  Employee Benefits
      Employees of CRLP have participated with those of Colonial Properties Services, Inc. (CPSI) (an affiliate of the Company) and The Colonial Company
(TCC) (an affiliate of certain limited partners) and its other related entities in a noncontributory defined benefit pension plan covering substantially all employees. TCC's policy was to currently fund the amount of pension cost allowed by the Internal Revenue Code. Pension expense includes service and interest costs adjusted by actual earnings on plan assets and amortization of prior service cost and the transition amount, calculated using the guidelines of Statement of Financial Accounting Standards No. 87. The benefits are based on years of service and the employees' final compensation. The allocated pension cost of CRLP and CPSI, based on their portion of total payroll expense for the year ended December 31, 1994, was $186,000, which was paid to The Colonial Company.
      Effective January 1, 1995, the Company created a new noncontributory defined benefit pension plan designed to cover substantially all employees of CRLP and CPSI. Therefore, these employees did not participate in the pension plan mentioned above after December 31, 1994. The benefits provided by this plan are based on years of service and the employee's final average compensation. The Company's policy is to fund the minimum required contribution under ERISA and the Internal Revenue Code.
      The table below presents a summary of pension plan status as of December 31, 1996 and 1995, as it relates to the employees of CRLP and CPSI.

                                               1996              1995
============================================================================

Actuarial present value of accumulated
     benefit obligation including vested
      benefits of $528,000 and $374,000
       at December 31, 1996 and 1995,
        respectively                     $   587,000       $   401,000
Actuarial present value of projected
     benefit obligations at year end       1,439,000         1,140,000
Fair value of assets at year end             644,000           358,000
Accrued pension cost                         274,000           176,000
Net pension cost for the year                337,000           216,000

      Actuarial assumptions used in determining the actuarial present value of projected benefit obligations at January 1, 1996 are as follows:

                                              1996              1995
==============================================================================
Weighted-average interest rate               7.75%              7.0%
------------------------------------------------------------------------------
Increase in future compensation levels        4.5%              4.0%

      CRLP and CPSI also participated with TCC and its other related entities in a salary reduction profit sharing plan covering substantially all employees. This plan provided, with certain restrictions, that employees may contribute a portion of their earnings with the employer matching one-half of such contributions. Contributions by CRLP and CPSI were $108,000 for the year ended December 31, 1994.
      Effective January 1, 1995, the Company also created a new salary reduction profit sharing plan covering substantially all employees of CRLP and CPSI. Similar to TCC's salary reduction profit sharing plan, this plan provides, with certain restrictions, that employees may contribute a portion of their earnings with the employer matching one-half of such contributions. Therefore, the employees of CRLP and CPSI did not participate in the salary reduction profit sharing plan mentioned above after December 31, 1994. Contributions by CRLP and CPSI were $164,000 and $155,000 for the years ended December 31, 1996 and 1995, respectively.

10.  Leasing Operations
      CRLP is in the business of leasing and managing commercial, retail, and residential property. For properties owned by CRLP, minimum rentals due in future periods under noncancelable operating leases extending beyond one year at December 31, 1996, are as follows:

      1997                             $  40,897,000                                                                  $
      1998                                35,756,000
      1999                                30,329,000
      2000                                23,951,000
      2001                                19,293,000
      Thereafter                          99,845,000
                                        ------------
                                       $ 250,071,000                                                                 $
                                        ============

      The noncancelable leases are primarily with tenants engaged in retail and commercial operations in Alabama, Georgia, Florida, and South Carolina. Performance in accordance with the lease terms is in part dependent upon the economic conditions of the respective areas. No additional credit risk exposure relating to the leasing arrangements exists beyond the accounts receivable amounts shown in the December 31, 1996, balance sheet. Leases with tenants in multifamily properties are generally for one year or less and are thus excluded from the above table. Substantially all of CRLP's land, buildings, and equipment represent property leased under the above and other short-term leasing arrangements.
      Rental income for 1996, 1995, and 1994 includes contingent rent of $1,841,000, $1,782,000, and $1,729,000, respectively. This rental income was earned when certain retail tenants attained sales volumes specified in their respective lease agreements.

11.  Related Party Transactions
      CRLP has generally used affiliated construction companies to manage and oversee its development projects. CRLP paid $42,554,000, $16,124,000, and $8,934,000 for property development costs to Lowder Construction Company, Inc., a construction company owned by TCC, during the years ended December 31, 1996, 1995, and 1994, respectively. CRLP had outstanding construction invoices and retainage payable to Lowder Construction Company, Inc. totaling $6,746,000 and $3,306,000 at December 31, 1996 and 1995, respectively. The $3,440,000 increase in construction-related payables to this affiliate, representing non-cash increases in construction in progress, have been excluded from the 1996 statement of cash flows. CRLP also paid $27,861,000 and $5,522,000 for property development costs to two construction companies owned by three trustees during the years ended December 31, 1996 and 1995, respectively. CRLP had outstanding construction invoices and retainage payable to these construction companies totaling $3,227,000 and $678,000 at December 31, 1996 and 1995, respectively. The $2,549,000 increase in construction-related payables to this affiliate, representing non-cash increases in construction in progress, have been excluded from the 1996 statement of cash flows.
      CRLP received rental income totaling $758,000, $836,000, and $775,000 from TCC, CPSI, and other affiliated companies during the years ended December 31, 1996, 1995, and 1994, respectively.
      During 1994, TCC performed certain administrative services for CRLP including payroll processing and computer processing. CRLP paid TCC $82,000 for these services during that year. Colonial Insurance Company provides insurance brokerage services for CRLP for which CRLP paid $187,000, $168,000, and $172,000 during the years ended December 31, 1996, 1995, and 1994, respectively. CRLP paid rent to Polar BEK/Colonial Partnership I, which is a partnership accounted for by CRLP under the equity method (listed in Note 6), in the amounts of $211,000, $209,000, and $213,000 during the years ended December 31, 1996, 1995, and 1994, respectively.
      Colonial Commercial Investments, Inc., which is owned by trustees James K. Lowder and Thomas H. Lowder, has guaranteed indebtedness totaling $1,438,000 at December 31, 1996 for Anderson Block Properties, which is a partnership accounted for by CRLP under the equity method (listed in Note 6). CRLP has indemnified Colonial Commercial Investments, Inc. from its guarantees of this indebtedness.
      In July 1996 CRLP acquired land in Macon, Georgia, on which CRLP is developing its Colonial Grand at Wesleyan multifamily community. CRLP acquired this land from Colonial Commercial Investments, Inc. The purchase price of $1,440,000, which was determined pursuant to an option acquired at the time of the Company's initial public offering in September 1993, was paid through the issuance of 58,466 units of limited partnership interest.
      In December 1994 CRLP acquired, in exchange for units of limited partnership interest ("Units"), ten multifamily properties developed and owned by The Rime Companies, in which Messrs. Ripps and Meisler owned an interest. Subsequent to the acquisition, Messrs. Ripps and Meisler were elected to serve on the Board of Trustees of the Company. The acquisition agreements relating to the acquisition transaction provided for the possible issuance of additional Units to the owners of The Rime Companies if one of the properties met certain performance criteria after the acquisition. During 1995 CRLP issued 33,661 Units to Mr. Ripps and 33,660 Units to the adult children of Mr. Meisler, pursuant to these acquisition agreements.

12.  Subsequent Event
      On January 24, 1997, the Trustees declared a cash distribution to partners of Colonial Realty Limited Partnership in the amount of $.52 per partnership unit, totaling $14,322,531. The distribution was made to partners of record as of February 3, 1997, and was paid on February 10, 1997.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

                                 PART III

Item 10.    Directors and Executive Officers of the Registrant.

            CRLP is managed by the Company, through CPHC, the general partner of CRLP. The directors and executive officers of the Company are as follows:

                            Directors of the Company

      Thomas H. Lowder, 47, has been a trustee of the Company since its formation in July 1993. He is the chairman of the board, president and chief executive officer of the Company and Colonial Properties Holding Company, Inc. ("CPHC") and is the president and a director of Colonial Properties Services, Inc. (the "Management Corporation"), which conducts the Company's third-party management leasing and brokerage operations. Mr. Lowder became President of Colonial Properties, Inc. ("Colonial"), the Company's predecessor, in 1976 and since that time has been actively engaged in the acquisition, development, management, leasing and sale of multifamily, retail and office properties for Colonial and the Company. Mr. Lowder is a member and past president of the Alabama Chapter of the Commercial Investment Real Estate Institute. Mr. Lowder is a former state Chairman of the Young Presidents' Organization and is a member of the Birmingham Area Board of Realtors, the National Association of Industrial Office Parks, the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts (NAREIT). He serves on the Board of Directors for, among other companies, the Children's Hospital of Alabama, American Red Cross - Birmingham Area Chapter and the United Way of Central
Alabama. Mr. Lowder is a member of the Executive Committee of the Board of Trustees. Mr. Lowder also is a member of the executive committee of the board of directors of CPHC. Mr. Lowder is the brother of James K. Lowder, who also serves as a trustee.

      Carl F. Bailey, 66, has been a trustee of the Company and a director of CPHC and the Management Corporation since September 1993. Mr. Bailey is a former co-chairman of BellSouth Telecommunications, Inc. and former chairman and chief executive officer of South Central Bell Telephone Company, positions from which he retired in 1991. He worked for South Central Bell in a number of capacities over the past three and a half decades and was elected president and a member of the board of directors in 1982. Mr. Bailey is president of BDI and is a member of the board of directors of SouthTrust Corporation and Delchamps of Mobile. Mr. Bailey serves on the board of trustees and executive committee of Southern Research Institute and Birmingham Southern College. Mr. Bailey is a member of the Executive
Committee and is chairman of the Audit Committee of the Board of Trustees. He also is a member of the executive committee of the board of directors of CPHC.

      M. Miller Gorrie, 61, is a trustee of the Company and a director of CPHC and the Management Corporation. Mr. Gorrie is, chairman of the board and chief executive officer of Brasfield & Gorrie, Inc., a general contracting firm located in Birmingham, Alabama that is ranked consistently among ENR's "Top 100 Contractors." He serves on the board of directors for, among other organizations, AmSouth Bank of Alabama, Southern Research Institute and American Cast Iron Pipe Co. He is a past director of the Alabama Chamber of Commerce, the Associated General Contractors, the Building Science Advisory Board of Auburn University, the Business Council of Alabama and the March of Dimes. Mr. Gorrie is chairman of the Executive Committee and the Executive Compensation Committee of the Board of Trustees. He also is the chairman of the executive committee and the executive compensation committee of the board of directors of CPHC.

      James K. Lowder, 47, has been a trustee of the Company since its formation in July 1993. He is also a director of CPHC. Mr. Lowder is also chairman of the board of The Colonial Company, chairman of the board of Lowder Construction Company, Inc. and chairman of the board of Lowder New Homes, Inc. and Lowder Realty Company, Inc. He is also a member of the Alabama Association of Realtors, Montgomery Board of Realtors, the Home Builders Association of Alabama and the Greater Montgomery Home Builders Association. Mr. Lowder is a member of the Executive Compensation Committee of the Board of Trustees. Mr. Lowder also is a member of the executive compensation committee of the board of directors of CPHC.

      Herbert A. Meisler, 69, is a trustee of the Company and a director of CPHC. Together with Mr. Ripps, he formed The Rime Companies, a real estate development, construction and management firm specializing in the development of multifamily properties. In December 1994, the Company purchased ten multifamily properties from partners associated with The Rime Companies. While with The Rime Companies, Mr. Meisler oversaw the development and construction of approximately 15,000 multifamily apartment units in the southeastern United States. He currently serves on the board of directors for the Community Foundation of South Alabama and the Mobile Airport Authority and is the president of Wichita Greyhound Park. He is a past director of the Alabama Eye and Tissue Bank and past president of the Mobile Jewish Welfare Fund. Mr. Meisler is a member of the Executive Compensation Committee and the Audit Committee of the Board of Trustees. He also is a member of the executive compensation committee of the board of directors of CPHC.

      Claude B. Nielsen, 46, is a trustee of the Company and a director of CPHC. Since 1990, Mr. Nielsen has been president of Coca-Cola Bottling Company United, Inc., headquartered in Birmingham, Alabama, serving also as chief operating officer from 1990 to 1991 and as chief executive officer since 1991. Prior to 1990, Mr. Nielsen served as president of Birmingham Coca-Cola Bottling Company. Mr. Nielsen is on the board of directors of AmSouth Bancorporation and Cobb Theatres. He also currently serves as a board member and finance committee chairman of the Birmingham Civil Rights Institute as well as a board member of the Birmingham Airport Authority. Mr. Nielsen is a member of the Executive Compensation Committee of the Board of Trustees. Mr. Nielsen also is a member of the executive compensation committee of the board of directors of CPHC.

      Harold W. Ripps, 58, is a trustee of the Company and a director of CPHC and the Management Corporation. Together with Mr. Meisler, they formed The Rime Companies, a real estate development, construction and management firm specializing in the development of multifamily properties. In December 1994, the Company purchased ten multifamily properties from partners associated with The Rime Companies. While with The Rime Companies, Mr. Ripps oversaw the development and construction of approximately 15,000 multifamily apartment units in the southeastern United States. He is a member of the executive committee of the Birmingham Council of Boy Scouts of America, the President's Advisory Committee of Birmingham Southern College and the President's Council of the University of Alabama in Birmingham. Mr. Ripps is a member of the Executive Committee and the Executive Compensation Committee of the Board of Trustees. He also is a member of the executive committee and the executive compensation committee of the board of directors of CPHC.

      Donald T. Senterfitt, 77, has been a trustee of the Company and a director of CPHC since September 1993. Mr. Senterfitt is a former director and vice chairman of SunTrust Banks, Inc., a bank holding company. He is past president of the American Bankers Association and former General Counsel to the Florida Bankers Association, and served both organizations in a variety of other capacities. He currently serves as president and chief executive officer of The Pilot Group, L.C., a financial institutions consulting firm headquartered in Orlando, Florida. He is a director of Colonial Bank of Florida. Mr. Senterfitt is a member of the Audit Committee of the Board of Trustees.

                        Executive Officers of the Company

            Thomas H. Lowder,  47, is the President and Chief Executive  Officer
of the Company and CPHC, a trustee of the Company, and a director of CPHC and the Management Corporation. Mr. Lowder became President of Colonial in 1976 and since that time has been actively engaged in the acquisition, development, management, leasing, and sale of multifamily, retail, and office properties for Colonial. Mr. Lowder is a member and past president of the Alabama Chapter of the Commercial Investment Real Estate Institute. Mr. Lowder is a former state Chairman of the Young Presidents' Organization and a member of the Birmingham Area Board of Realtors, the National Association of Industrial Office Parks, the International Council of Shopping Centers, and the National Association of Real Estate Investment Trusts (NAREIT). He serves on the board of directors for
Discovery 2000, the Children's Hospital of Alabama, American Red Cross-Birmingham Area Chapter, and the United Way of Central Alabama. He graduated with honors from Auburn University with a Bachelor of Science Degree.

            Howard B. Nelson, Jr., 49, has been Senior Vice President and Chief Operating Officer of the Company and CPHC, with responsibility for the day-to-day management of the Company, since September 1993. He joined Colonial in 1984 as a vice president and became Senior Vice President-Finance in 1987. Mr. Nelson has served as treasurer, vice president, president, and board member of the Birmingham Chapter of the National Association of Industrial and Office Parks as well as vice president and board member of the Building Owners and Managers Association of Metropolitan Birmingham. He also serves on the Board of Directors of the Children's Harbor Family Center and the College of Business Advisory Council of Auburn University. He holds a Bachelor of Science Degree from Auburn University.

            Douglas B. Nunnelley, 54, has been Senior Vice President and Chief Financial Officer of the Company and CPHC, with general responsibility for financing matters, since 1993. From 1979 until 1993, Mr. Nunnelley served as Executive Vice President, Comptroller, and Chief Accounting Officer of the AmSouth Bancorporation, and as Senior Vice President and Comptroller of the First National Bank of Birmingham. He serves on the Board of Directors of Eastern Health Systems, Inc. Mr. Nunnelley holds a Bachelor of Science Degree in accounting from the University of Alabama and is a graduate of the Stonier Graduate School of Banking at Rutgers University and is a Certified Public Accountant.

            Paul F. Earle, 39, has been Senior Vice-President-Multifamily Division of CPHC, with responsibility for management of all multifamily properties owned and/or managed by the Company, since April 1996. He joined Colonial in 1991 and has served as Vice President-Acquisitions. Mr. Earle is an active member of the Alabama Multifamily Council and National Apartment Association. Before joining Colonial, Mr. Earle was the President and Chief Operating Officer of American Residential Management, Inc., Executive Vice President of Great Atlantic Management, Inc., and Senior Vice President of Balcor Property Management, Inc.

            John N. Hughey, 37, has been Senior Vice  President-Retail  Division
Development of CPHC, with responsibility for the expansion and new development of Retail Properties, since September 1993. He joined Colonial in 1982 and assumed responsibility for an increasing number of shopping centers until being named to Senior Vice President-Retail Division of Colonial in 1991. Mr. Hughey served as the Alabama/Mississippi State Operations Chairman for the International Council of Shopping Centers from 1993-1995. He holds a Bachelor of Science Degree from Auburn University.

            Thomas M. LaDow, 46, has been Senior Vice-President Office Division of CPHC, with responsibility for management and leasing of all office properties owned and/or managed by the Company, since September 1993. He joined Colonial in 1975 as a property manager and became Senior Vice-President-Office Division of Colonial in September 1993. Mr. LaDow is a Certified Property Manager (CPM) and is an active member of the Institute of Real Estate Management, Building Owner's and Manager's Association and the National Association of Industrial and Office Park. He holds a Bachelor of Science Degree from Birmingham Southern College in Birmingham, Alabama.

            Charles A. McGehee, 51, has been Senior Vice President-Multifamily Acquisitions/Development of CPHC, in charge of the Company's Multifamily Property acquisitions and the Birmingham sales brokerage departments, since September 1993. He joined Colonial in 1976 as vice president of retail leasing and was responsible for leasing all retail space owned and/or managed by Colonial. He became Senior Vice President-Office Division of Colonial in 1990, a position he held until assuming his current position. Mr. McGehee has served as president and a board member of the National Association of Industrial and Office Parks as well as a member of the board of directors of the Birmingham Area Board of Realtors. He holds a Bachelor of Science Degree from Auburn University.

            John L. Moss, 47, has been Senior Vice President-Retail Division of CPHC, with responsibility for management, leasing, and marketing of all retail property owned and/or managed by the Company, since September 1993. He joined Colonial in 1973 as a property manager and assumed various positions of increasing responsibility in the retail area until becoming Senior Vice President-Retail Division of Colonial in 1990. Mr. Moss, who is a Certified Shopping Center Manager (CSM), has served as the state director and the Alabama/Mississippi state governmental affairs chairman of the International Council of Shopping Centers. He holds a Bachelor of Science Degree from Auburn University.

            C. Reynolds Thompson, III, 34, joined CPHC in February 1997 as Senior Vice-President Office Acquisitions, with responsibility for all acquisitions of office properties. Prior to joining Colonial, Mr. Thompson worked for CarrAmerica Realty Corporation in office building acquisitions and due diligence. Mr. Thompson's ten year real estate background includes acquisitions, development, leasing, and management of office properties in the Southeast. He is an active member of the National Association of Industrial and Office Parks and holds a Bachelor of Science degree from Washington and Lee University.

Item 11.    Executive Compensation.

                             EXECUTIVE COMPENSATION

      The following table sets forth certain information concerning the annual and long-term compensation for the chief executive officer and the four other most highly compensated executive officers of the Company (the "Named Executive Officers"):

                           Summary Compensation Table

                                       Annual Compensation

                                                            Other Annual
Name and Principal Position      Year  Salary ($) Bonus ($) Compensation
Thomas H. Lowder..............   1996  $285,000   $30,000        --
Chairman of the Board            1995   285,000   110,000        --
President and Chief Executive.   1994   275,000   100,000        --
Officer

Howard B. Nelson, Jr..........   1996   171,726   23,000         --
Senior Vice President and ....   1995   145,000   68,000         --
Chief Operating Officer          1994   120,000   62,000         --

John N. Hughey................   1996   104,998   50,000         --
Senior Vice President -          1995    95,000   62,000         --
Retail Development               1994    95,000   38,000         --

Charles A. McGehee............   1996   120,000   20,000         --
Senior Vice President -          1995   110,000   63,000         --
Multifamily Acquisitions/        1994   107,500   58,600         --
Development

John L. Moss..................   1996   115,000   11,500         --
Senior Vice President -          1995   115,000   35,000         --
Retail Division                  1994   115,000   19,000         --

(INFORMATION CONTINUED FROM PREVIOUS TABLE)

                                           Long-Term Compensation
                                     Restricted    Securities          All
                                       Share       Underlying         Other
Name and Principal Position        Awards ($) (1)  Options (#)   Compensation(2)
Thomas H. Lowder..............        $67,200         16,000        $4,500
Chairman of the Board                  62,775         15,835         4,500
President and Chief Executive.         62,745         16,000         4,620
Officer

Howard B. Nelson, Jr..........         33,600          8,500         4,500
Senior Vice President and ....         26,100          6,450         4,159
Chief Operating Officer                13,684          3,460         3,588

John N. Hughey................         14,400          3,500         3,145
Senior Vice President -                13,388          3,295         3,088
Retail Development                     10,903          2,740         2,685

Charles A. McGehee............         16,800          4,000         4,500
Senior Vice President -                15,413          3,815         3,276
Multifamily Acquisitions/              12,238          3,100         3,349
Development

John L. Moss..................         14,400          3,500         3,738
Senior Vice President -                16,088          3,990         3,472
Retail Division                        13,128          3,320         3,058

(1) The number and value of restricted shares held by the Named Executive Officers as of December 31, 1996 were as follows: Mr. Lowder - 8,410 shares ($255,454); Mr. Nelson - 3,175 shares ($96,441); Mr. Hughey - 1,685 shares ($51,182); Mr. McGehee - 1,935 shares ($58,776); and Mr. Moss - 1,905 shares ($57,864). Dividends are paid on restricted shares at the same rate paid to all holders of Common Shares.
(2) All Other Compensation consists solely of employer contributions to the Company's 401(k) Plan.

      The following table sets forth certain information concerning exercised and unexercised options held by the Named Executive Officers at December 31, 1996:

  Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
                                     Values
                                                            Number of
                              Shares                   Securities Underlying
                             Acquired        Value      Unexercised Options
Name                      on Exercise(#)  Realized($)  at December 31, 1996
----                    --------------------------------------------------------

                                                     Exercisable  Unexercisable

Thomas H. Lowder               -0-          $-0-      15,945         31,890

Howard B. Nelson, Jr.          -0-           -0-       4,457         13,953

John N. Hughey.                -0-           -0-       2,925          6,610

Charles A. McGehee             -0-           -0-       3,338          7,577

John L. Moss...                -0-           -0-       3,543          7,267

(INFORMATION CONTINUED FROM PREVIOUS TABLE)

                                        Value of Unexercised
                                            In-the-Money
                                              Options
Name                                    at December 31, 1996(1)
----                                    -------------------

                                       Exercisable  Unexercisable

Thomas H. Lowder                        $117,594      $209,189

Howard B. Nelson, Jr.                     32,867        89,094

John N. Hughey.                           21,572        43,061

Charles A. McGehee                        24,620        49,378

John L. Moss...                           26,132        47,904

------------------------

(1)Based on closing price of $30.375 per Common Share on December 31, 1996, as reported by the New York Stock Exchange.

      The following table shows certain information relating to options to purchase Common Shares granted to the Named Executive Officers during 1996:

                        Option Grants in Last Fiscal Year
                                Individual Grants

                                                       Percent
                                        Number of      of Total
                                       Securities      Options
                                       Underlying     Granted to   Exercise
                                         Options     Employees in    Price
Name                                   Granted (#)    Fiscal Year    ($/Sh)

Thomas H. Lowder  ........................16,000       23.40%       $24.63

Howard B. Nelson, Jr...................... 8,500       12.40%       $24.63

John N. Hughey    .........................3,500        5.10%       $24.63

Charles A. McGehee........................ 4,000        5.80%       $24.63

John L. Moss      .........................3,500        5.10%       $24.63


(INFORMATION CONTINUED FROM PREVIOUS TABLE)

                                                        Potential Realizable
                                                          Value at Assumed
                                                       Annual Rates of Share
                                                       Price Appreciation for
                                        Expiration         Option Term
Name                                       Date           5%         10%

Thomas H. Lowder  .......                3/11/06       $231,146    $601,997

Howard B. Nelson, Jr.....                3/11/06        122,982     319,811

John N. Hughey    .......                3/11/06         50,640     131,687

Charles A. McGehee.......                3/11/06         57,874     150,499

John L. Moss      .......                3/11/06         50,640     131,687


      All options granted in 1996 become exercisable in three equal annual installments beginning on the first anniversary of the date of grant and have a term of ten years.

Defined Benefit Plan

      The Company has adopted a Retirement Plan (the "Plan") for all of the employees of the Company and its subsidiaries. The Plan also has been adopted by the Management Corporation. An employee becomes eligible to participate in the Plan on January 1 or July 1 following the first anniversary of the person's employment by the Company or one of its consolidated or unconsolidated subsidiaries or age 21 if later. Benefits are based upon the number of years of service (maximum 25 years), and the average of the participant's earnings during the five highest years of compensation during the final 10 years of employment. Each participant accrues a benefit at a specified percentage of compensation up to the Social Security wage base, and at a higher percentage of compensation above the Social Security wage base. Employment by Colonial, the Company's predecessor, or certain of its affiliated entities is treated as covered service for purposes of the Plan. A participant receives credit for a year of service for every year in which 1,000 hours are completed in the employment of the Company or its subsidiaries.

      The following table reflects estimated annual benefits payable upon retirement under the Plan as a single life annuity commencing at age 65. These benefits ignore the lower benefit rate applicable to earnings below the Social Security covered compensation level.

                               Pension Plan Table
                                Years of Service
               ----------------------------------------------------------
Remuneration        5            10          15         20         25
-----------

$100,000         $ 7,600      $15,200     $22,800     $30,400   $38,000
 125,000         $ 9,500      $19,000     $28,500     $38,000   $47,500
 150,000         $11,400      $22,800     $34,200     $45,600   $57,000
$160,000 or over $12,160      $24,320     $36,480     $48,640   $60,800

      The benefits shown are limited by the current statutory limitations which restrict the amount of benefits which can be paid from a qualified retirement plan. The statutory limit on compensation which may be recognized in calculating benefits is $160,000 in 1997. This limit is scheduled to increase periodically with the cost of living.

      Covered compensation under the Plan includes only the employees' base salary. Thomas H. Lowder has 22 years of covered service under the Plan, Howard B. Nelson, Jr. has 12 years of service, John N. Hughey has 14 years of service, Charles A. McGehee has 19 years, and John L. Moss has 21 years of service.

Employment Agreement

      Thomas H. Lowder, the chief executive officer of the Company, entered into an employment agreement with the Company in September 1993. This agreement provided for an initial term of three years, and is renewable automatically for successive one year terms if neither party delivers notice of non-renewal at least six months prior to the next scheduled expiration date. The agreement provides for annual compensation of at least $275,000 and incentive compensation on substantially the same terms as set forth in the description of the Annual Incentive Plan. See "Report on Executive Compensation -- Annual Incentive Plan." The agreement includes provisions restricting Mr. Lowder from competing with the Company during employment and, except in certain circumstances, for two years after termination of employment. The employment agreement provides for certain severance payments in the event of disability or termination by the Company without cause or by the employee with cause.

               EXECUTIVE COMPENSATION COMMITTEE INTERLOCKS AND
                              INSIDER PARTICIPATION

            None of the five members of the Executive Compensation Committee is an employee of the Company. As described below, M. Miller Gorrie, James
K. Lowder, Herbert A. Meisler and Harold W. Ripps, who are members of the Committee, own interests in certain entities that, during 1996, were parties to certain transactions involving the Company.


      Brasfield & Gorrie General Contractors, Inc., a corporation of which M. Miller Gorrie is a shareholder and chairman of the board, was engaged during 1995 to construct the expansion of the Company's Macon Mall. The Company paid the corporation a total of $22.8 million ($21.8 million of which was then paid to unaffiliated subcontractors) during 1996 pursuant to this engagement.

      In July 1996, the Company acquired land in Macon, Georgia on which it is developing a multifamily community. The Company acquired this land from Colonial Commercial Investments, Inc., which was owned by James K. Lowder and his brother Thomas H. Lowder. The purchase price of $1,440,000, which was determined pursuant to an option acquired at the time of the Company's initial public offering in September, 1993, was paid through the issuance of 58,446 units of limited partnership interest in the Company's subsidiary Colonial Realty Limited Partnership.

      The Management Corporation provided management and leasing services during 1996 to certain entities in which James K. Lowder and his brothers Thomas H. Lowder and Robert E. Lowder, have an interest. The aggregate amount of fees paid to the Management Corporation by such entities during 1996 was approximately $356,000.

      Colonial Insurance Company, a corporation indirectly owned by the Lowder family, provided insurance brokerage services for the Company during 1996. The aggregate amount paid by the Company to Colonial Insurance Company for these services for the year ended December 31, 1996, was approximately $187,000.

      The Company leased space to certain entities in which the Lowder family has an interest and received rent from these entities totaling approximately $758,000 during 1996.

      The Company engaged Lowder Construction Company, Inc., of which James K. Lowder serves as chairman of the board and which is indirectly owned by James K. Lowder and Thomas H. Lowder, to serve as construction manager for 11 multifamily development and expansion projects during 1996. The Company paid a total of $42.6 million ($41.2 million of which was then paid to unaffiliated subcontractors) for the construction of these development and expansion projects during 1996.

      The Company also paid to Rime Construction Company, Inc., a corporation in which Harold W. Ripps, Herbert A. Meisler, and Mr. Meisler's son own an interest, a total of $5.1 million ($4.9 million of which was then paid to unaffiliated subcontractors) for construction of one multifamily expansion project during 1996.
            The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Executive Compensation."

Item 12.    Security Ownership of Certain Beneficial Owners and Management

            The following table sets forth information, as of March 10, 1997, regarding the beneficial ownership of Units by (1) each person known by CRLP to be the beneficial owner of more than five percent of CRLP's outstanding Units,
(2) each trustee of the Company (each of whom also serves as a director of CPHC) and each of the chief executive officer and the four other most highly compensated executive officers of the Company (the "Named Executive Officers") (each of whom also is an executive officer of CPHC) and (3) the trustees and executive officers of Colonial as a group. Each person named in the table has sole voting and investment power with respect to all Units shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. The extent to which a person held Common Shares of Colonial as of March 10, 1997, is set forth in Colonial's Proxy Statement dated March 24, 1997, under the caption "Voting Securities and Principal Holders Thereof," and is incorporated by reference in this Annual Report and shall be deemed a part hereof. Unless otherwise provided in the table, the address of each beneficial owner is Energen Plaza, Suite 750, 2101 Sixth Avenue North, Birmingham, Alabama 35203.

 Name and Business                            Number of        Percent of
 Address of Beneficial Owner                    Units           Units(1)
-----------------------------------------   --------------   ---------------

Colonial Properties Trust (through
Colonial Properties Holding Company,       18,898,575 (2)         68.4%
Inc.)

 Thomas H. Lowder                           2,791,829 (3)         10.1%

 James K. Lowder                            2,791,829 (4)         10.1%
 2000 Interstate Parkway
 Suite 400
 Montgomery, Alabama  36104

 Robert E. Lowder                           1,737,933 (5)          6.3%
 One Commerce Street
 Montgomery, Alabama  36104

 Carl F. Bailey                                   -0-                 *

 M. Miller Gorrie                                 -0-                 *

 Herbert A. Meisler                         1,442,757 (6)          5.2%

 Claude B. Nielsen                                 -0-                *

 Harold W. Ripps                             1,851,308             6.7%

 Donald T. Senterfitt                              -0-                *

 John N. Hughey                                    -0-                *

 Charles A. McGehee                                -0-                *

 John L. Moss                                      -0-                *

 Howard B. Nelson, Jr.                             -0-                *

 All executive officers and trustees as a
 group (15 persons)                         6,618,694 (7)         24.0%


 *   Less than 1%

-----------------------------------------

(1)    The number of Units outstanding as of March 10, 1997, was 27,631,248.
(2) Does not include 276,312 units of general partnership interest held by CPHC, representing a one percent equity interest in CRLP.
(3) Includes 532,800 Units owned by Thomas Lowder, 1,258,297 Units owned by Colonial Commercial Investments, Inc. ("CCI"), a corporation owned equally by Thomas and James Lowder, and 1,000,732 Units owned by Equity Partners Joint Venture ("EPJV"), a general partnership of which Thomas, James and Robert Lowder are the sole general partners. Units owned by CCI are reported twice in this table, once as beneficially owned by Thomas Lowder and again as beneficially owned by James Lowder. Units owned by EPJV are reported three times in this table, as beneficially owned by each of the Lowder brothers.
(4) Includes 532,800 Units owned by James Lowder, 1,258,297 Units owned by CCI and 1,000,732 Units owned by EPJV.
(5) Includes 523,546 Units owned by Robert Lowder, 213,655 Units owned by CBC Realty, Inc. ("CBC"), a corporation wholly owned by Robert Lowder, and 1,000,732 Units owned by EPJV.
(6) Includes 55,062 Units owned by Mr. Meisler, 915,823 Units owned by Bamil Investment Company, a partnership comprised of Mr. Meisler's children, and 471,872 Units owned by BerFan Company, a partnership of which Mr. Meisler and his wife are the sole general partners.
(7) Units held by CCI and EPJV have been counted only once for this purpose.

Item 13.    Certain Relationships and Related Transactions.

            The information required by this item is included in Item 11 of this Form 10-K.

                                     Part IV

Item 14.    Exhibits, Financial Schedules, and Reports on Form 8-K.

14(a)(1) and (2)  Financial Statements and Schedules

       Index to Financial Statements and Financial Statement Schedules

Financial Statements:

      The following  financial  statements of CRLP are included in Part II, Item
      8:

      Report of Independent Accountants

      Consolidated Balance Sheets as of December 31, 1996 and 1995

      Consolidated Statements of Income for the years ended December 31, 1996, 1995, and 1994

      Consolidated Statements of Partners' Capital for the years ended December 31, 1996, 1995, and 1994

      Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994

      Notes to Consolidated Financial Statements

Financial Statement Schedules:

      Schedule III   Real Estate and Accumulated Depreciation

      Report of Independent Accountants

      All other schedules have been omitted because the required information of such other schedules is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements.

14(a)(3)    Exhibits

           * 3.1      Declaration of Trust of Company.
           * 3.2      Bylaws of the Company.
          ** 10.1     Second Amended and Restated Agreement of Limited
                      Partnership of the Operating Partnership, as amended.
           + 10.2     Registration Rights and Lock-Up Agreement among the
                      Company and the persons named herein.
          ** 10.3 ++  First Amended and Restated Employee Share Option and
                      Restricted Share Plan.
           + 10.4     Non-employee Trustee Share Option Plan.
           + 10.5     Non-employee Trustee Option Agreement.
           + 10.6 ++  Employment Agreement between the Company and Thomas H.
                      Lowder.
           + 10.7     Officers and Trustees Indemnification Agreement.
           + 10.8     Partnership Agreement of the Management Partnership.
          ** 10.9     Articles of Incorporation of the Management
                      Corporation, as amended.
           + 10.10    Bylaws of the Management Corporation.
          ** 10.11    Articles of Incorporation of CPHC, as amended.
           + 10.12    Bylaws of CPHC.
           + 10.13    Land Option Agreement.
          ++          10.14 Credit agreement  between the Company and SouthTrust
                      Bank of Alabama,  National  Association,  AmSouth  Bank of
                      Alabama,    Wells   Fargo   Realty    Advisors    Funding,
                      Incorporated,  and National Bank of Commerce of Birmingham
                      dated December 18, 1995 and related promissory notes.
           + 10.16 ++ Annual Incentive Plan.
         ++++10.17    Indenture  dated  as of  July  22,  1996,  by and  between
                      Colonial  Realty  Limited  Partnership  and Bankers  Trust
                      Company, as amended
           + 21.1     List of Subsidiaries.
             23.1     Consent of Independent Accountants.
             27       Financial Data Schedules.
--------------------

* Incorporated by reference to the Annexes to the Company's Proxy Statement dated September 1, 1995.
** Incorporated by reference to the same titled and number exhibit in Colonial's
   Annual Report on Form 10-K dated December 31, 1994.
+ Incorporated by reference to the same titled and numbered exhibit in Colonial's Registration Statement on Form S-11, No. 33-65954.
++ Management  contract or  compensatory  plan required to be filed  pursuant to
   Item 14(c) of Form 10-K.
++ Incorporated  by  reference  to the same  titled  and  number  exhibit in the
   Company's Annual Report on Form 10-K dated December 31, 1995.
++++  Incorporated  by reference to (i) Exhibit D to the Form 8-K dated July 19,
   1996, filed by Colonial Realty Limited Partnership, and (ii) Exhibit B to the Form 8-K dated December 6, 1996, filed by Colonial Realty Limited Partnership.

14(b)       Reports on Form 8-K

            Reports on Form 8-K filed during the last quarter of 1996:
               - Form 8-K dated December 5, 1996, reported certain property acquisitions during 1996 under Item 5, "Other Events."
               - Form 8-K dated December 6, 1996, reported the required filings for the issuance of medium term debt securities under
                  Item 5, "Other Events."

14(c)       Exhibits

            The list of Exhibits filed with this report is set forth in response to Item 14(a)(3).

14(d)       Financial Statements

            None.

                              SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1997.

                                            COLONIAL REALTY LIMITED PARTNERSHIP,
                                            a Delaware limited partnership

                                            By: Colonial Properties Holding
                                                  Company, Inc.,
                                                  its general partner



                                            By:    /s/ Douglas B. Nunnelley
                                                  -------------------------
                                                  Douglas B. Nunnelley
                                                  Senior Vice President and
                                                  Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and the capacities indicated on March 28, 1997.


                     Signature

                /s/ Thomas H. Lowder           Chairman of the Board, President,
-------------------------------------------    and Chief Executive Officer
           Thomas H. Lowder

               /s/ Douglas B. Nunnelley        Senior Vice President and Chief
-------------------------------------------    Financial Officer
           Douglas B. Nunnelley

              /s/ Kenneth E. Howell            Vice President, Controller,
-------------------------------------------    and Secretary
           Kenneth E. Howell                   (Chief Accounting Officer)

                /s/ Carl F. Bailey             Director
-------------------------------------------
           Carl F. Bailey

                /s/ M. Miller Gorrie           Director
-------------------------------------------
           M. Miller Gorrie

                /s/ James K. Lowder            Director
-------------------------------------------
           James K. Lowder

                                               Director
-------------------------------------------
           Herbert A. Meisler

                /s/ Claude B. Nielsen          Director
-------------------------------------------
           Claude B. Nielsen

               /s/ Harold W. Ripps             Director
-------------------------------------------
           Harold W. Ripps

               /s/ Donald T. Senterfitt        Director
-------------------------------------------
           Donald T. Senterfitt

                            SCHEDULE III
                  COLONIAL REALTY LIMITED PARTNERSHIP
            REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                         December 31, 1996

                                                         Initial Cost to
                                                            Company
                                                                   Buildings and
  Description                         Encumbrances      Land      Improvements

 Multifamily:
 Colonial Grand at Kirkman Park       $12,535,549   $  2,220,000    $21,747,240
 Ashford Place                          3,420,517        537,600      5,839,838
 Barrington Club                              -0-        880,000      8,605,143
 Carrollwood Apartments                 6,230,000      1,464,000     10,657,840
 Colonial Village at Rocky Ridge        7,418,333        644,943      8,325,057
 Colony Park                                  -0-        409,401      4,345,599
 Colonial Grand at Galleria Woods       7,395,088      1,220,000     12,480,949
 Colonial Grand at Mountain Brook      12,261,239      1,960,000     21,181,118
 Colonial Village at Cahaba Heights     3,772,907        625,000      6,548,683
 Grande View Towers                     9,952,418      1,540,000     12,671,606
 Colonial Village at Inverness          9,900,000      1,713,668     10,352,151
 Huntleigh Woods                        3,022,034        745,600      4,908,990
 Inverness Apts                         5,741,667        735,461      7,254,539
 Inverness Lakes Apts                         -0-        641,334      8,873,906
 McGehee Place Apts                           -0-        795,627            -0-
 Colonial Village at Monte D'Oro        5,314,434      1,000,000      6,994,227
 North Ingle Villas                           -0-        497,574      4,122,426
 Patio I, II & III                            -0-        249,876      3,305,124
 Pelican Pointe                         8,245,000      1,479,352            -0-
 Plantation Gardens                           -0-      1,488,000     13,515,075
 Pointe West                            2,880,971        332,800      4,310,671
 Polos at Gainesville                  11,360,000      3,360,000     24,173,649
 Polos at Ponte Vedra                   5,760,000      1,440,000     10,038,593
 Polos West                             5,777,805      1,200,000      8,581,389
 Colonial Grand at Galleria            22,400,000      4,600,000     39,078,925
 Rime Village - Rime Reserve                  -0-        758,439      7,902,382
 Rime Village - Huntsville             12,775,000      3,680,000     31,686,621
 Riverchase II                                -0-        857,080            -0-
 Colonial Grand at Riverchase           9,197,454      2,340,000     25,248,548
 Ski Lodge I                            7,899,217      3,270,000     12,574,303
 Ski Lodge II                           9,082,891      3,220,000     13,678,104
 Ski Lodge III                         10,300,000      2,770,000     15,244,144
 Ski Lodge - Tuscaloosa                 4,827,530      1,064,000      6,636,685
 Somerset Place                         4,500,000        699,128      4,920,872
 Somerset Wharf                         3,400,000        960,984      3,511,596
 Spring Creek                                 -0-      1,184,000     13,243,975
 Stockbridge Manor                            -0-        960,000     11,975,947
 Colonial Village at Lake Mary                -0-      2,145,480            -0-
 Sunchase                                     -0-      1,121,244            -0-
 Vieux Carre                            5,158,370         32,143            -0-
 Willow Bend                            4,996,667        511,700      5,508,300
 Willowtree                                   -0-        134,000      3,986,304
 Retail:
 Bardmoor Village                             -0-      2,143,152      9,746,573
 Bear Lake Village                            -0-      2,134,440      6,551,683
 Bellwood                               2,995,932        330,000            -0-
 Briarcliffe Mall                             -0-      9,099,972     33,663,654
 Britt David                                  -0-      1,755,000      4,951,852
 Burnt Store Square                           -0-      3,750,000      8,198,677
 Country Lake Village                         -0-      3,659,040      6,783,697
 Gadsden Mall                          15,480,000        639,577            -0-
 Island Walk                           10,406,672      4,181,760     13,023,401
 Macon Mall                                   -0-      1,684,875            -0-
 McGehee Place                                -0-        197,152            -0-
 Montgomery Promenade                  10,810,000      3,788,913     11,346,754
 Northdale Court                              -0-      3,059,760      8,054,090
 Old Springville                              -0-        272,594            -0-
 Olde Town                              1,676,562        343,325            -0-
 Paddock Park                                 -0-      1,532,520      3,754,879
 River Oaks                                   -0-      3,262,800     23,636,229
 University Park Plaza                 14,445,000      6,946,785     20,104,517
 Village Mall                                 -0-        103,480            -0-
 Wekiva River Walk                            -0-      2,817,788     15,302,375
 Winter Haven Village                         -0-      1,768,586      3,928,903
 Office:
 250 Commerce Street                          -0-         25,000        200,200
 AmSouth Center                               -0-        764,961            -0-
 Interstate Park                        4,731,991      1,125,990      7,113,558
 P&S Building                                 -0-        104,089            -0-
 University Park                              -0-        396,960            -0-
 Whitesburg Building                    1,282,470      1,081,618      1,050,000
 Active Development Projects:
 Colonial Grand at Bayshore                   -0-     11,155,327            -0-
 Colonial Grand at Bayshore II                -0-      3,377,532            -0-
 Colonial Grand at Wesleyan                   -0-      7,034,301            -0-
 Colonial Village at Inverness                -0-      1,462,407            -0-
 Colonial Grand at Heathrow                   -0-     20,050,293            -0-
 Colonial Grand at Hunter's Creek             -0-     16,824,877            -0-
 Inverness Lakes                              -0-         17,733            -0-
 Macon Mall Expansion                         -0-     37,422,651            -0-
 McGehee Place Apts. I                        -0-         58,548            -0-
 Montgomery Promenade                         -0-      1,100,000            -0-
 Riverchase III                               -0-     13,368,319            -0-
 Unimproved Land:
 Macon Mall Outparcels                        -0-        663,142            -0-
 Colonial Grand at Wesleyan Land              -0-        720,000          3,882
 Village Mall                                 -0-        404,187            -0-
 McGehee Place Land                       700,000        430,151            -0-
--------------------------------------------------------------------------------

                                    $ 278,053,718   $228,548,039 $  591,445,443
--------------------------------------------------------------------------------


(INFORMATION CONTINUED FROM PREVIOUS TABLE)

       Cost                        Gross Amount at   Which
    Capitalized                  Carried at Close of Period
   Subsequent to                       Buildings and
    Acquisition          Land          Improvements       Total


   $     313,875     $  2,220,000       $22,061,115    $24,281,115
          15,465          537,600         5,855,303      6,392,903
          20,282          880,000         8,625,425      9,505,425
         517,598        1,464,000        11,175,438     12,639,438
          54,552          644,943         8,379,609      9,024,552
         135,648          409,406         4,481,243      4,890,648
           4,733        1,220,000        12,485,682     13,705,682
          38,214        1,960,000        21,219,332     23,179,332
          11,404          625,000         6,560,087      7,185,087
          82,008        1,540,000        12,753,614     14,293,614
       7,394,197        1,713,668        17,746,348     19,460,016
         324,208          745,600         5,233,198      5,978,798
         109,111          735,080         7,364,031      8,099,111
             -0-          641,334         8,873,906      9,515,240
      16,185,893          842,321        16,139,199     16,981,520
         554,158        1,000,000         7,548,385      8,548,385
         267,212          497,574         4,389,638      4,887,212
       1,888,226          366,717         5,076,509      5,443,226
      12,219,880        1,479,352        12,219,880     13,699,232
          92,851        1,489,500        13,606,426     15,095,926
          12,401          332,800         4,323,072      4,655,872
       2,447,552        3,361,850        26,619,351     29,981,201
         102,400        1,440,000        10,140,993     11,580,993
         144,379        1,200,000         8,725,768      9,925,768
         578,891        4,600,000        39,657,816     44,257,816
             -0-          758,439         7,902,382      8,660,821
      (2,241,014)       3,680,000        29,445,607     33,125,607
       8,879,587          857,080         8,879,587      9,736,667
         308,789        2,340,000        25,557,337     27,897,337
         451,675        3,270,000        13,025,978     16,295,978
         442,794        3,220,000        14,120,898     17,340,898
         248,578        2,770,000        15,492,722     18,262,722
         143,739        1,064,000         6,780,424      7,844,424
         184,687          699,128         5,105,559      5,804,687
       2,987,412          960,984         6,499,008      7,459,992
          42,571        1,184,000        13,286,546     14,470,546
          29,025          960,000        12,004,972     12,964,972
      18,757,353        3,634,094        17,268,739     20,902,833
       5,534,992        1,121,244         5,534,992      6,656,236
       4,661,083           32,143         4,661,083      4,693,226
         124,334          511,700         5,632,634      6,144,334
         234,856          134,000         4,221,160      4,355,160

           3,175        2,143,152         9,749,748     11,892,900
          19,543        2,134,440         6,571,226      8,705,666
       2,828,827          330,000         2,828,827      3,158,827
         149,589        9,099,972        33,813,243     42,913,215
             -0-        1,755,000         4,951,852      6,706,852
          25,961        3,750,000         8,224,638     11,974,638
          35,544        3,659,040         6,819,241     10,478,281
      18,438,004          639,577        18,438,004     19,077,581
             -0-        4,181,760        13,023,401     17,205,161
      30,519,154        1,684,875        30,519,154     32,204,029
       3,669,113          197,152         3,669,113      3,866,265
         983,175        4,332,432        11,786,410     16,118,842
          20,220        3,059,760         8,074,310     11,134,070
       3,321,753          277,975         3,316,372      3,594,347
       2,435,727          343,325         2,435,727      2,779,052
          18,225        1,532,520         3,773,104      5,305,624
         292,218        3,262,800        23,928,447     27,191,247
         155,080        6,946,785        20,259,597     27,206,382
      13,943,984          319,528        13,727,936     14,047,464
             -0-        2,817,788        15,302,375     18,120,163
       4,297,159        4,045,045         5,949,603      9,994,648

       2,248,010           25,000         2,448,210      2,473,210
      16,470,520          764,961        16,470,520     17,235,481
       8,014,064        1,125,988        15,127,624     16,253,612
         641,336          104,089           641,336        745,425
       4,153,866          396,960         4,153,866      4,550,826
          25,986        1,081,618         1,075,986      2,157,604

             -0-        1,062,827        10,092,500     11,155,327
             -0-          984,000         2,393,532      3,377,532
             -0-          720,000         6,314,301      7,034,301
             -0-          630,858           831,549      1,462,407
             -0-        2,201,539        17,848,754     20,050,293
             -0-        4,000,000        12,824,877     16,824,877
             -0-              -0-            17,733         17,733
             -0-        3,192,332        34,230,319     37,422,651
               1           58,549               -0-         58,549
             -0-        1,100,000               -0-      1,100,000
             -0-        1,662,913        11,705,406     13,368,319

             -0-          663,142               -0-        663,142
             -0-          720,000             3,882        723,882
             -0-          404,187               -0-        404,187
             -0-          430,151               -0-        430,151
------------------------------------------------------------------

    $197,015,833     $136,985,597    $  880,023,719 $1,017,009,315
------------------------------------------------------------------

(INFORMATION CONTINUED FROM PREVIOUS TABLE)

                                   Date
                                Acquired/
    Accumulated     Date        Placed in  Depreciable
    Depreciation  Completed      Service   Lives/Years


    $  1,731,563     1991         1994       7-40 Years
         109,842     1983         1996       7-40 Years
         113,100     1996         1996       7-40 Years
       1,152,497     1966         1994       7-40 Years
         685,639     1984         1993       7-40 Years
         367,304     1975         1993       7-40 Years
         312,979     1994         1996       7-40 Years
         369,205     1987/91      1996       7-40 Years
         130,255     1992         1996       7-40 Years
       1,349,293     1990         1994       7-40 Years
       3,140,548     1986/87/90   1986/87/90 7-40 Years
         277,678     1978         1994       7-40 Years
         607,849     1983         1993       7-40 Years
         257,609     1996         1996       7-40 Years
       3,139,011     1986/95      1986/95    7-40 Years
         373,817     1977         1994       7-40 Years
         367,139     1983         1983       7-40 Years
         402,449     1966/83/84   1994/93/93 7-40 Years
       2,710,564     1992         1992       7-40 Years
       1,269,629     1991         1994       7-40 Years
          80,981     1981         1996       7-40 Years
       2,297,486     1989/93/94   1994       7-40 Years
         714,766     1988         1994       7-40 Years
         711,946     1991         1994       7-40 Years
       2,043,734     1986         1994       7-40 Years
         135,201     1996         1996       7-40 Years
       1,873,936     1987/94      1994       7-40 Years
       2,093,904     1991         1991       7-40 Years
       1,478,422     1984/91      1994       7-40 Years
         665,845     1972/73/76   1994       7-40 Years
         703,702     1979/86      1994       7-40 Years
         775,146     1984         1994       7-40 Years
         388,992     1976/92      1994       7-40 Years
         410,743     1986         1993       7-40 Years
       1,335,389     1986/87      1986/93    7-40 Years
         334,531     1992/94      1996       7-40 Years
         894,806     1993/94      1994       7-40 Years
       2,905,302     1991/95      1991/95    7-40 Years
       1,759,536     1986         1986       7-40 Years
       3,119,253     1971/74/78   1971/74/78 7-40 Years
         476,271     1984         1993       7-40 Years
       2,037,434     1983         1983       7-40 Years

          49,507     1981         1996       7-40 Years
         252,138     1990         1995       7-40 Years
         796,167     1988         1988       7-40 Years
         140,482     1986         1996       7-40 Years
         268,225     1990         1994       7-40 Years
         513,237     1990         1994       7-40 Years
         257,378     1990         1995       7-40 Years
       7,235,551     1974         1974       7-40 Years
          71,623     1993/95      1996       7-40 Years
      13,508,163     1975/88      1975/88    7-40 Years
       1,010,591     1986         1986       7-40 Years
       1,746,827     1990         1993       7-40 Years
         235,422     1988         1995       7-40 Years
       2,354,651     1982         1982       7-40 Years
         543,272     1978/90      1978/90    7-40 Years
         105,386     1988         1995       7-40 Years
         812,615     1979/89      1993       7-40 Years
       5,120,083     1986/89      1993       7-40 Years
       7,312,507     1973/84/89   1973/84/89 7-40 Years
          75,433     1990         1996       7-40 Years
         165,856     1986         1995       7-40 Years

       2,242,334     1904         1980       7-40 Years
       4,677,513     1990         1990       7-40 Years
       3,684,087     1982-85/89   1982-85/89 7-40 Years
         357,335     1946         1974       7-40 Years
       1,402,139     1985         1985       7-40 Years
         186,865     1974         1990       7-40 Years

          76,260     N/A          1985          N/A
             -0-     N/A          1985          N/A
             -0-     N/A          1996          N/A
             -0-     N/A          1985          N/A
         234,715     N/A          1994          N/A
             -0-     N/A          1996          N/A
             -0-     N/A          1994          N/A
             -0-     N/A          1987          N/A
             -0-     N/A          1987          N/A
             -0-     N/A          1993          N/A
             -0-     N/A          1985          N/A

             -0-     N/A          1987          N/A
             -0-     N/A          1996          N/A
             -0-     N/A          1981          N/A
             -0-     N/A          1981          N/A
------------------

  $  101,541,658
------------------

                                      NOTES TO SCHEDULE III
                               COLONIAL REALTY LIMITED PARTNERSHIP
                                        December 31, 1996


      The aggregate cost for Federal Income Tax purposes was approximately (1) $711,887,000 at December 31, 1996.

      See description of mortgage notes payable in Note 7 of Notes to (2) Consolidated Financial Statements.

      The following is a reconciliation of real estate to balances (3) reported at the beginning of the year:

                               Reconciliation of Real Estate
                                     1996             1995            1994
                                ---------------   -------------   -------------
Real estate investments:
   Balance at beginning of year  $  736,937,703  $ 640,680,718    $ 295,516,276
      Acquisitions of new property  173,276,789     67,326,328      328,593,287
      Improvements and development  107,834,251      29,121,438      17,362,104
      Disposition of property        (1,039,428)       (190,781)       (790,949)
                                    ------------   -------------   -------------
   Balance at end of year        $1,017,009,315   $ 736,937,703   $ 640,680,718
                                 ===============   =============   =============



                         Reconciliation of Accumulated Depreciation
                                       1996             1995            1994
                                 ---------------   -------------   -------------
Accumulated depreciation:
   Balance at beginning of year      $79,780,292     $61,773,344     $51,354,506
      Depreciation
                                      22,015,054      18,044,446      10,817,424
      Depreciation of disposition of
     property                          (253,688)        (37,498)       (398,586)
                                 ---------------   -------------   -------------

   Balance at end of year           $101,541,658     $79,780,292     $61,773,344
                                 ===============   =============   =============

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Colonial Properties Holding Company, Inc.

Our report on the consolidated financial statements of Colonial Realty Limited Partnership is included in Item 8 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index in Item 14 of this Form 10-K.

In our opinion, the financial statements referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                                   /s/ Coopers & Lybrand L.L.P.
                                                      COOPERS & LYBRAND L.L.P.
Birmingham, Alabama
January 24, 1997