Form 10-Q
period 1997-03-31
COLONIAL REALTY LIMITED PARTNERSHIP
filed 1997-05-09
CIK 1013844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the  Quarterly  Period  Ended:  March 31,  Commission File Number: 0-20707
1997


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

                       COLONIAL REALTY LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q


                                                                            Page

PART I:  FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited)

               Consolidated Condensed Balance Sheets as of
               March 31, 1997 and December 31, 1996                        3

               Consolidated Condensed Statements of Income for the
               Three Months Ended March 31, 1997 and 1996                  4

               Consolidated Condensed Statements of Cash Flows
               for the Three Months Ended March 31, 1997 and 1996          5

               Notes to Consolidated Condensed Financial Statements        6

               Report of Independent Accountants                           8

      Item 2.  Management's Discussion and Analysis of Financial           9
            Condition and Results of Operations

PART II:  OTHER INFORMATION


      Item 6.  Exhibits and Reports on Form 8-K                            10

SIGNATURES                                                                 11

EXHIBITS                                                                   12

                       COLONIAL REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                             --------------------


                                             March 31, 1997
                                              (Unaudited)    December 31, 1996
                                           ----------------  -----------------
ASSETS

Land, buildings, & equipment, net           $      866,066      $      801,798
Undeveloped land and construction in progress      125,263             113,689
Cash and equivalents                                 2,282               3,340
Restricted cash                                      2,568               2,450
Accounts receivable, net                             4,815               4,779
Prepaid expenses                                     2,782               4,468
Notes receivable                                       570                 584
Deferred debt and lease costs, net                   6,803               6,288
Investments                                          5,086               5,028
Other assets                                         5,402               5,523
                                           ----------------   -----------------

                                             $   1,021,637      $      947,947
                                           ================   =================


LIABILITIES AND PARTNERS' CAPITAL

Notes and mortgages payable                 $      534,927      $      506,435
Accounts payable                                     6,421               7,451
Accounts payable to affiliates                       9,730               9,973
Accrued interest                                     4,946               5,465
Accrued expenses                                     4,268               1,585
Tenant deposits                                      3,156               2,926
Unearned rent                                          929                 924
                                           ----------------   -----------------

    Total liabilities                              564,377             534,759
                                           ----------------   -----------------

Minority interest in consolidated
     operating property                              3,255                 -0-
                                           ----------------   -----------------

Redeemable units, at redemption value              245,707             256,098
                                           ----------------   -----------------

Partners' capital, excluding redeemable units      208,298             157,090
                                           ----------------   -----------------

                                             $   1,021,637      $      947,947
                                           ================   =================


The accompanying notes are an integral part of these financial statements.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per unit data)
                               ---------------------



                                                      Three Months Ended
                                                            March 31,
                                                --------------------------
                                                     1997           1996
                                                --------------------------

 Revenue:
      Minimum rent                              $    33,660   $    25,742
      Percentage rent                                   322           264
      Tenant recoveries                               3,420         2,221
      Other                                           1,768         1,380
                                             ---------------- ------------

          Total revenue                              39,170        29,607
                                             ---------------- ------------

 Property operating expenses:
      General operating expenses                      2,668         2,351
      Salaries and benefits                           2,274         1,853
      Repairs and maintenance                         3,580         2,827
      Taxes, licenses, and insurance                  3,618         2,671
 General and administrative                           1,213           838
 Depreciation                                         6,669         4,748
 Amortization                                           354           547
                                             ---------------- ------------

          Total operating expenses                   20,376        15,835
                                             ---------------- ------------

          Income from operations                     18,794        13,772
                                             ---------------- ------------

 Other income (expense):
      Interest expense                               (8,488)       (5,090)
      Income from subsidiaries                           40            (2)
      Losses from sales of property                      (1)           -0-
      Minority interest in consolidated
          operating property                            (56)           -0-
                                             ---------------- ------------

          Total other expense                        (8,505)       (5,092)
                                             ---------------- ------------

         Income before extraordinary item            10,439         8,815

 Extraordinary loss from early
     extinguishment of debt                            (384)         (319)
                                             ---------------- ------------

         Net income                             $    10,055   $     8,496
                                             ================ ============

 Net income per unit                            $      0.37   $      0.34
                                             ================ ============

 Weighted average units outstanding                  27,112        24,669
                                             ================ ============

 The accompanying notes are an integral part of these financial statements.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                               -------------------

                                                Three Months Ended
                                                     March 31,
                                          --------------------------------------
                                                1997                   1996
                                          ----------------      ----------------

 Cash flows from operating activities:
     Net  income                             $     10,055       $      8,496
     Adjustments to reconcile net
       income to net cash provided
         by operating activities:
         Depreciation and amortization              7,023              5,295
         Income from partnerships                    (190)              (133)
         Minority interest in income of
          property partnership                         56                 -0-
         Other                                        543                 48

     Decrease (increase) in:
         Restricted cash                             (118)               (12)
         Accounts receivable                         (253)               679
         Prepaid expenses                             581                259
         Other assets                                 142               (497)

     Increase (decrease) in:
         Accounts payable                          (1,030)             1,845
         Accrued interest                            (519)              (262)
         Accrued expenses and other                  (793)             1,847
                                            --------------   ----------------
            Net cash provided by
               operating activities                15,497             17,565
                                            --------------   ----------------

 Cash flows from investing activities:
     Acquisition of properties                    (19,393)                -0-
      Development expenditures                    (31,991)           (24,710)
     Tenant improvements                             (471)               (95)
     Capital expenditures                          (1,147)              (619)
     Distributions from partnerships                  253                207
     Capital contributions to partnerships           (121)                (3)
                                            --------------   ----------------
            Net cash used in investing
               activities                         (52,870)           (25,220)
                                            --------------   ----------------

 Cash flows from financing activities:
     Principal reductions of debt                 (24,789)            (8,982)
     Proceeds from additional borrowings           50,000                 -0-
     Net change in revolving credit balances      (17,306)           (70,692)
     Cash contributions                            43,919            106,919
     Capital distributions                        (14,322)           (12,889)
     Payment of mortgage financing cost              (803)               (34)
     Other, net                                      (384)                -0-
                                            --------------   ----------------
            Net cash provided by financing
               activities                          36,315             14,322
                                            --------------   ----------------
            Increase (decrease) in cash and
               equivalents                         (1,058)             6,667
 Cash and equivalents, beginning of period          3,340              1,585
                                            --------------   ----------------
 Cash and equivalents, end of period        $       2,282       $      8,252
                                            ==============   ================


 The accompanying notes are an integral part of these financial statements.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)

Note 1 -- Basis of Presentation
        The accompanying unaudited consolidated condensed financial statements of Colonial Realty Limited Partnership ("CRLP") have been prepared by management in accordance with generally accepted accounting principles for interim financial reporting and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the information included in CRLP's Annual Report as filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1996. The December 31, 1996 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128). SFAS 128 supersedes existing generally accepted accounting principles relative to the calculation of earnings per share (unit), is effective for years ending after December 15, 1997, and requires restatement of all prior period earnings per share (unit) information upon adoption. Generally, SFAS 128 requires a calculation of basic earnings per share (unit), which takes into consideration income (loss) available to common shareholders (unitholders) and the weighted average of common shares (units) outstanding. SFAS 128 also requires the calculation of a diluted earnings per share (unit), which takes into effect the impact of all additional common shares (units) that would have been outstanding if all dilutive potential common shares (units) relating to options, warrants, and convertible securities had been issued, as long as their effect is dilutive, with a related adjustment of income available for common shareholders (unitholders), as appropriate. SFAS 128 requires dual presentation of basic and diluted earnings per share (unit) on the face of the statement of operations and requires a reconciliation of the numerator and denominator of the basic earnings per share (unit) computation. CRLP does not expect the effect of its adoption of SFAS 128 to be material.

Note 2 -- Acquisitions
        In two transactions on January 1 and January 8, 1997, CRLP acquired a 73.05% interest in an office park comprised of eight one-level buildings in Birmingham, Alabama. The purchase price of $20.8 million was funded by the assumption of $8.7 million in mortgage debt, the issuance of 25,163 limited partnership units valued at $0.7 million, and an advance on CRLP's unsecured line of credit. The assets and liabilities, and the results of operations, and cash flows of this property are consolidated in CRLP's financial statements. The remaining 26.95% ownership in this property is reflected as "minority interest in consolidated operating property" in CRLP's balance sheet and statement of income, and is included in "minority interest" on CRLP's statement of cash flows.

        On March 24, 1997, CRLP acquired a community shopping center in Athens, Georgia. The purchase price of $22.2 million was financed through the assumption of debt totaling $11.9 million and an advance on CRLP's unsecured line of credit.

        Also on March 24, 1997, CRLP acquired a community shopping center in Birmingham, Alabama. The $3.0 million purchase price of the center was financed through the issuance of 16,303 limited partnership units, valued at $0.5 million, and an advance on CRLP's unsecured line of credit.

        On April 1, 1997, CRLP acquired a multifamily community in Birmingham, Alabama. The $20.5 million purchase price was financed through the issuance of 57,072 limited partnership units, valued at $1.6 million, and an advance on CRLP's unsecured line of credit.

Note 3 -- Distribution
        On April 24, 1997, a cash distribution was declared to partners of CRLP in the amount of $0.52 per unit, totaling $14.4 million. The distribution was made to partners of record as of May 5, 1997, and will be paid on May 12, 1997.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Colonial Properties Holding Company, Inc.:

      We have reviewed the accompanying consolidated condensed balance sheet of Colonial Realty Limited Partnership (the "Partnership") as of March 31, 1997, and the related consolidated condensed statements of income and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Partnership's management.

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

      We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of operations, partners' capital, and cash flows for the year then ended (not presented herein); and in our report dated January 24, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                                /s/ Coopers & Lybrand L.L.P.
                                                COOPERS & LYBRAND L.L.P.
Birmingham, Alabama
April 18, 1997

                       COLONIAL REALTY LIMITED PARTNERSHIP


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
      The following discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations and all of the other information appearing in the Partnership's 1996 Annual Report as filed with the Securities and Exchange Commission on Form 10-K and with the financial statements included therein and the notes thereto.

Results of  Operations  -- Three Months Ended March 31, 1997 and 1996 Revenue --
      Total revenue increased by $9,563,000, or 32.3%, for the first quarter of 1997 when compared to the first quarter of 1996. Of this increase, $8,148,000 represents revenues generated by properties acquired or developed during 1996 and 1997. The $1,415,000 remainder of the increase in revenues when comparing the first quarter of 1997 to the first quarter of 1996 represents an increase in rents charged to tenants.

      Operating Expenses -- Total operating expenses increased by $4,541,000, or 28.7%, for the first quarter of 1997 when compared to the first quarter of 1996. Of this increase, $3,922,000 represents operating expenses of the properties acquired or developed during 1996 and 1997. Operating expenses also increased by $170,000 due to the resolution of prior reserves for certain state tax contingencies in the amount of $300,000 in the first quarter of 1996 and only $130,000 in the first quarter of 1997.

      Other Income and Expenses -- Interest expense increased by $3,398,000, or 66.7%, for the first quarter of 1997 when compared to the first quarter of 1996. Interest expense increased $4,873,000 due to the increase in indebtedness which was incurred to finance acquisition and development activity, net of indebtedness which was repaid through a portion of CRLP's issuance of limited partnership units in January 1997. Interest expense also decreased by $693,000 due to the capitalization of $1,254,000 in interest on construction expenditures during the first quarter of 1997 compared to $561,000 capitalized during the first quarter of 1996.

Liquidity and Capital Resources
      As of March 31, 1997, CRLP had one bank line of credit providing for total borrowings of $125 million. The line, which is used by CRLP primarily to finance property acquisitions and development, bears interest at a rate ranging between LIBOR plus 100 to LIBOR plus 150 basis points and expires in December 1998. The balance outstanding on this line at March 31, 1997, was $31,509,000.

      Management intends to replace significant borrowings that may accumulate under the bank line of credit with funds generated from the sale of additional Units to Colonial Properties Holding Company, Inc. in connection with public offerings of securities by Colonial Properties Trust, and/or permanent financing, as market conditions permit. Management believes that these potential sources of funds, along with the possibility of issuing limited partnership units in exchange for properties, will provide CRLP with the means to finance additional acquisitions. Management anticipates that its net cash provided by operations and its existing cash balances will provide the necessary funds on a short- and long-term basis to cover its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, and dividends to shareholders in accordance with Internal Revenue Code requirements applicable to real estate investment trusts.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                          PART II -- OTHER INFORMATION



Item 6.     Exhibits and Reports on Form 8-K.

      (a)  Exhibits

          12. Ratio of Earnings to Fixed Charges

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


                                COLONIAL REALTY LIMITED PARTNERSHIP,
                                  a Delaware limited partnership

                                 By: Colonial Properties Holding Company, Inc.,
                                     its general partner




Date:  May 8, 1997                       /s/ Howard B. Nelson, Jr.
                                         -------------------------
                                         Howard B. Nelson, Jr.
                                         Chief Financial Officer



Date:  May 8, 1997                       /s/ Howard B. Nelson, Jr.
                                         -------------------------
                                         Howard B. Nelson, Jr.
                                         Chief Financial Officer
                                        (Duly Authorized Officer
                                         and Principal Financial Officer)



Date:  May 8, 1997                       /s/ Kenneth E. Howell
                                         ----------------------
                                         Kenneth E. Howell
                                         Vice President, Controller,
                                         and Secretary
                                         (Principal Accounting Officer)

                       COLONIAL REALTY LIMITED PARTNERSHIP
               EXHIBIT 12 - Ratio of Earnings to Fixed Charges



      CRLP's ratio of earnings to fixed charges for the three months ended March 31, 1997 and 1996, was 2.04 and 2.52, respectively.

      The ratios of earnings to fixed charges were computed by dividing earnings by fixed charges. For this purpose, earnings consist of income (loss) before gains from sales of property and extraordinary items plus fixed charges. Fixed charges consist of interest expense (including interest costs capitalized) and the amortization of debt issuance costs.

Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D. C. 20549



                                        Re: Colonial Realty Limited Partnership
                                           (File No. 0-20707)
                                            Registrations on Form S-3


We are aware that our report dated April 18, 1997 on our review of interim financial information of Colonial Realty Limited Partnership for the quarters ended March 31, 1997 and 1996 and included in the Company's quarterly report on Form 10-Q for the quarters then ended, is incorporated by reference in the registration statements on Form S-3 related to the Shelf Registrations filed on July 5, 1996, and October 25, 1996. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.




                                                /s/ Coopers & Lybrand L.L.P.
                                                COOPERS & LYBRAND L.L.P.
Birmingham, Alabama
May 8,1997