Form 10-Q
period 1997-06-30
COLONIAL REALTY LIMITED PARTNERSHIP
filed 1997-08-14
CIK 1013844

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the  Quarterly  Period  Ended:  June  30,  Commission File Number: 0-20707
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

                     COLONIAL REALTY LIMITED PARTNERSHIP

                              INDEX TO FORM 10-Q


                                                                            Page

PART I:  FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited)

               Consolidated Condensed Balance Sheets as of
               June 30, 1997 and December 31, 1996                         3

               Consolidated Condensed Statements of Income for the
               Three  Months and for the Six Months  Ended June 30, 1997   4
and 1996

               Consolidated Condensed Statements of Cash Flows
               for the Six Months Ended June 30, 1997 and 1996             5

               Notes to Consolidated Condensed Financial Statements        6

               Report of Independent Accountants                           9

      Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            10

PART II:  OTHER INFORMATION


      Item 2.  Changes in Securities                                       13

      Item 6.  Exhibits and Reports on Form 8-K                            13

SIGNATURES                                                                 14

EXHIBITS                                                                   15


                       COLONIAL REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                             --------------------



                                                  June 30, 1997
                                                   (Unaudited)              December 31, 1996
                                                 --------------------   -----------------------
ASSETS

Land, buildings, and equipment, net             $            998,546     $         801,798
Undeveloped land and construction in progress                 77,889               113,689
Cash and equivalents                                           2,931                 3,340
Restricted cash                                                2,593                 2,450
Accounts receivable, net                                       4,721                 4,779
Prepaid expenses                                               2,551                 4,468
Notes receivable                                                 610                   584
Deferred debt and lease costs, net                             6,696                 6,288
Investments                                                    5,132                 5,028
Other assets                                                   5,679                 5,523
                                                ---------------------   -------------------

                                                $          1,107,348    $          947,947
                                                =====================   ===================


LIABILITIES AND PARTNERS' CAPITAL

Notes and mortgages payable                     $            619,622    $          506,435
Accounts payable                                              13,655                17,424
Accrued interest                                               6,529                 5,465
Accrued expenses                                               7,810                 1,585
Tenant deposits                                                3,306                 2,926
Unearned rent                                                    956                   924
                                                ---------------------   -------------------

     Total liabilities                                       651,877               534,759
                                                ---------------------   -------------------

Minority interest in consolidated
     operating property                                        3,254                   -0-
                                                ---------------------   -------------------

Redeemable units, at redemption value                        250,561               256,098
                                                ---------------------   -------------------

Partners' capital                                            201,656               157,090
                                                ---------------------   -------------------

                                                 $         1,107,348    $          947,947
                                                =====================   ===================

The accompanying notes are an integral part of these financial statements.


                       COLONIAL REALTY LIMITED PARTNERSHIP
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per unit data)
                               ---------------------


                                                  Three Months Ended               Six Months Ended
                                                       June 30,                         June 30,
                                            --------------------------------    --------------------------------
                                                   1997              1996                1997           1996
                                            --------------------------------    --------------------------------

 Revenue:
      Base rent                               $     36,100    $     27,764         $     69,760   $     53,507
      Percentage rent                                  370             395                  692            659
      Tenant recoveries                              3,785           2,344                7,205          4,565
      Other                                          2,568           1,321                4,336          2,700
                                            -------------------------------     -------------------------------

          Total revenue                             42,823          31,824               81,993         61,431
                                            -------------------------------     -------------------------------

 Property operating expenses:
      General operating expenses                     2,949           2,191                5,617          4,542
      Salaries and benefits                          2,413           2,275                4,687          4,128
      Repairs and maintenance                        4,444           3,320                8,024          6,147
      Taxes, licenses, and insurance                 3,816           2,863                7,434          5,534
 General and administrative                          1,551             727                2,764          1,565
 Depreciation                                        7,385           5,254               14,054         10,002
 Amortization                                          371             443                  725            990
                                            -------------------------------     -------------------------------

          Total operating expenses                  22,929          17,073               43,305         32,908
                                            -------------------------------     -------------------------------

          Income from operations                    19,894          14,751               38,688         28,523
                                            -------------------------------     -------------------------------

 Other income (expense):
      Interest expense                              (9,374)         (5,141)             (17,862)       (10,231)
      Income from partnerships                         170             185                  360            318
      Gains (losses) from sales of property             -0-             15                   (1)            15
      Minority interest in consolidated
          operating property                           (58)            -0-                 (114)            -0-
                                            -------------------------------     -------------------------------
          Total other expense                       (9,262)         (4,941)             (17,617)        (9,898)
                                            -------------------------------     -------------------------------

 Income before extraordinary item                   10,632           9,810               21,071         18,625
 Extraordinary loss from early
     extinguishment of debt                            (97)           (159)                (481)          (478)
                                            -------------------------------     -------------------------------

          Net income                          $     10,535    $      9,651         $     20,590   $     18,147
                                            ===============================     ===============================

 Net income per share                         $       0.38    $       0.37         $       0.75   $       0.72
                                            ===============================     ===============================

 Weighted average common shares outstanding         27,724          25,972               27,420         25,321
                                            ===============================     ===============================

 The accompanying notes are an integral part of these financial statements.


                       COLONIAL REALTY LIMITED PARTNERSHIP
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                               -------------------

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                   --------------------------------------------------
                                                                            1997                       1996
                                                                   -----------------------    -----------------------

 Cash flows from operating activities:
      Net  income                                                        $         20,590           $         18,147
      Adjustments to reconcile net income to net cash provided
          by operating activities:
          Depreciation and amortization                                            14,779                     10,992
          (Income) loss from subsidiaries                                            (360)                      (318)
          Minority interest in income of property partnership                         114                        -0-
          Other                                                                       787                          9

      Decrease (increase) in:
          Restricted cash                                                           (143)                       (89)
          Accounts receivable                                                        106                        759
          Prepaid expenses                                                           698                        308
          Other assets                                                              (468)                      (474)
      Increase (decrease) in:
          Accounts payable                                                        (3,769)                      2,154
          Accrued interest                                                          1,063                       (133)
          Accrued expenses and other                                                2,589                      4,355
                                                                   -----------------------    -----------------------
              Net cash provided by operating activities                            35,986                     35,710
                                                                   -----------------------    -----------------------

 Cash flows from investing activities:
      Acquisition of properties                                                  (83,412)                   (34,856)
      Development expenditures                                                   (52,466)                   (48,060)
      Tenant improvements                                                           (784)                      (326)
      Capital expenditures                                                        (4,609)                    (2,579)
      Proceeds from sales of property                                                 -0-                        15
      Distributions from subsidiaries                                                392                        139
      Capital contributions to subsidiaries                                         (197)                        (3)
                                                                   -----------------------    -----------------------
              Net cash used in investing activities                             (141,076)                   (85,670)
                                                                   -----------------------    -----------------------

 Cash flows from financing activities:
      Principal reductions of debt                                                (32,397)                   (35,919)
      Proceeds from additional borrowings                                          50,000                        500
      Net change in revolving credit balances                                      72,943                      6,257
      Cash contributions                                                           44,450                    106,943
      Capital distributions                                                       (28,813)                   (25,784)
      Payment of mortgage financing cost                                           (1,021)                    (1,804)
      Other, net                                                                     (481)                       -0-
                                                                   -----------------------    -----------------------
              Net cash provided by financing activities                           104,681                     50,193
                                                                   -----------------------    -----------------------
              Increase (decrease) in cash and equivalents                            (409)                       233
 Cash and equivalents, beginning of period                                          3,340                      1,585
                                                                   -----------------------    -----------------------
 Cash and equivalents, end of period                                    $           2,931          $           1,818
                                                                   =======================    =======================

 The accompanying notes are an integral part of these financial statements.

                     COLONIAL REALTY LIMITED PARTNERSHIP
                            NOTES TO CONSOLIDATED
                        CONDENSED FINANCIAL STATEMENTS
                                June 30, 1997
                                 (Unaudited)

Note 1 -- Basis of Presentation
     Colonial Realty Limited Partnership ("CRLP") is the operating partnership of Colonial Properties Trust (the "Company"), an Alabama real estate investment trust whose shares are traded on the New York Stock Exchange. The accompanying unaudited consolidated condensed financial statements of CRLP have been prepared by management in accordance with generally accepted accounting principles for interim financial reporting and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the information included in CRLP's Annual Report as filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1996, and with the information filed with the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1997. The December 31, 1996 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128). SFAS 128 supersedes existing generally accepted accounting principles relative to the calculation of earnings per share (unit), is effective for years ending after December 15, 1997, and requires restatement of all prior period earnings per share (unit) information upon adoption. Generally, SFAS 128 requires a calculation of basic earnings per share (unit), which takes into consideration income (loss) available to common shareholders (unitholders) and the weighted average of common shares (units) outstanding. SFAS 128 also requires the calculation of a diluted earnings per share (unit), which takes into account the impact of all additional common shares (units) that would have been outstanding if all dilutive potential common shares (units) relating to options, warrants, and convertible securities had been issued, as long as their effect is dilutive, with a related adjustment of income available for common shareholders (unitholders), as appropriate. SFAS 128 requires dual presentation of basic and diluted earnings per share (unit) on the face of the statement of operations and requires a reconciliation of the numerator and denominator of the basic earnings per share (unit) computation. CRLP does not expect the effect of its adoption of SFAS 128 to be material to the financial statements.

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which requires the reporting and display of comprehensive income and its components in an entity's financial statements, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be included. CRLP is required to adopt these statements in fiscal year 1999. The impact of these pronouncements on CRLP is currently being evaluated.

Note 2 -- Acquisitions
      On April 1, 1997, CRLP acquired a multifamily community in Birmingham, Alabama. The $20.5 million purchase price was financed through the issuance of 57,072 units of limited partnership interest ("Units") valued at $1.6 million, and an advance on CRLP's unsecured line of credit. The community was purchased from a partnership whose partners included a director of Colonial Properties Holding Company, Inc.

      On May 1, 1997, CRLP acquired the remaining 62.5% outside interests in two multistory office buildings in Birmingham, Alabama. The purchase of these outside interests increased CRLP's ownership from a 37.5% interest to 100% ownership in the two buildings. At the same time, CRLP sold its 25.0% interest in a building in the same office complex to an unaffiliated party. As a part of the acquisition of these outside interests, CRLP assumed a mortgage with a balance of $2.0 million which bears interest at 8.65%. CRLP received $39,000 net cash as a result of these transactions.

      On May 13, 1997, CRLP acquired an enclosed mall in Birmingham, Alabama, for a purchase price of $32.5 million. CRLP funded the acquisition through the exchange of two multifamily properties in Florida with a carrying value of $14.0 million and an advance on CRLP's unsecured line of credit.

      On May 22, 1997, CRLP acquired an office park comprised of two three-story brick and glass multi-tenant buildings in Huntsville, Alabama. The purchase price of $8.8 million was funded by an advance on CRLP's unsecured line of credit.

      On June 26, 1997, CRLP acquired an office park comprised of five multi-tenant buildings in Huntsville, Alabama. The purchase price of $15.0 million was funded through the exchange of an existing office property in Alabama valued at $1.8 million and an advance on CRLP's unsecured line of credit.

      On July 11, 1997, CRLP acquired a multifamily community in Athens, Georgia. The property was acquired for a purchase price of $12.8 million which was financed through the issuance of 27,275 limited partnership units valued at $.8 million and an advance on CRLP's unsecured line of credit. The community was purchased from a corporation whose shareholders include two directors of Colonial Properties Holding Company, Inc.

      On July 14, 1997, CRLP acquired a multifamily community in Pensacola, Florida. The property was acquired for a purchase price of $10.5 million which was financed through the issuance of 35,522 limited partnership units valued at $1.0 million and an advance on CRLP's unsecured line of credit.

      On July 31, 1997, the Company merged a portion of the assets of Johnson Development Company, LLC, which included the six existing office buildings at the Mansell 400 Business Center in Atlanta, Georgia. The total transaction, which was valued at $48.5 million, was funded through the issuance of 540,235 limited partnership units in Colonial Realty Limited Partnership, valued at $15.7 million, the assumption of mortgage debt totaling $31.7 million which bears interest at a weighted average rate of 8.42%, and an advance from the Company's unsecured line of credit. As a result of this transaction, the seller, William M. Johnson, was elected as a director of Colonial Properties Holding Company, Inc.

Note 3 -- Increase in Revolving Credit Agreement
      On July 10, 1997, CRLP increased the borrowing capacity under its unsecured line of credit from $125 million to $200 million. The credit facility, which is used by CRLP primarily to finance additional property investments, bears interest at a rate ranging between 100 and 150 basis points above LIBOR. The credit facility is renewable annually in July with approval of all parties involved and provides for a two-year amortization in the event of non-renewal.

Note 4 -- Public Offerings of Securities
      On July 25, 1997, CRLP completed a $75 million public offering of unsecured medium term notes. The securities, which mature in July 2004, bear a coupon rate of 6.96%, which equates to a spread of 75 basis points over the seven-year Treasury. CRLP used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit.

      On July 30, 1997, the Company completed a public offering of 1.7 million shares of the Company's common stock at $30.9375 per share. The offering's underwriter has a 30-day option to purchase an additional 255,000 common shares to cover over allotments. The net proceeds to the Company, after the underwriter's discount and minimal offering expenses, were approximately $49.7 million before giving effect to the exercise of the over allotment option. The net proceeds of the offering were contributed to CRLP. CRLP used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit.

     On August 6, 1997, CRLP completed a $25 million public offering of unsecured medium term notes. The securities, which mature in August 2005, bear a coupon rate of 6.96%, which equates to a spread of 80 basis points over the eight-year Treasury. CRLP used the net proceeds to repay a portion of the outstanding balance on its unsecured line of credit. Subsequent to the receipt and application of the proceeds from this offering the outstanding balance on CRLP's $200 million unsecured line of credit was approximately $39.7 million.

Note 5 -- Distribution
      On July 24, 1997, a cash distribution was declared to partners of CRLP in the amount of $0.52 per unit, totaling $15.3 million. The distribution was made to partners of record as of August 4, 1997, and was paid on August 11, 1997.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Colonial Properties Holding Company, Inc.:

     We have reviewed the accompanying consolidated condensed balance sheet of Colonial Realty Limited Partnership (the "Partnership") as of June 30, 1997, and the related consolidated condensed statements of income for the three-month and six-month periods ended June 30, 1997 and 1996, and the consolidated condensed statements of cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Partnership's management.

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

Birmingham, Alabama
July 15, 1997

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

Results of  Operations  -- Three  Months Ended June 30, 1997 and 1996
     Revenue -- Total revenue increased by $10,999,000, or 34.6%, for the second quarter of 1997 when compared to the second quarter of 1996. Of this increase, $8,622,000 represents revenues generated by properties acquired or developed during 1996 and 1997. The $2,377,000 remainder of the increase in revenues primarily represents an increase in rents charged to tenants.

     Operating Expenses -- Total operating expenses increased by $5,856,000, or 34.3%, for the second quarter of 1997 when compared to the second quarter of 1996. Of this increase, $4,184,000 represents operating expenses of the properties acquired or developed during 1996 and 1997. Operating expenses also increased by $310,000 due to the resolution of prior reserves for certain state tax contingencies in the amount of $450,000 in the second quarter of 1996 and only $140,000 in the second quarter of 1997. Operating expenses also increased $200,000 due to the accrual of additional salaries in 1997 and the amortization of additional deferred compensation on restricted shares. The remainder of the increase in operating expenses is due to an overall increase in corporate overhead and personnel costs.

     Other Income and Expense -- Interest expense increased by $4,233,000, or 82.3%, for the second quarter of 1997 when compared to the second quarter of 1996. Interest expense increased $4,836,000 due to the increase in indebtedness which was incurred to finance acquisition and development activity, net of indebtedness which was repaid through a portion of the proceeds of CRLP's issuance of limited partnership units in January 1997, and net of interest expense of properties exchanged in two of the acquisitions in 1997 (see Note 2 to the Consolidated Condensed Financial Statements). Interest expense decreased by $294,000 due to the capitalization of $1,151,000 in interest on construction expenditures during the second quarter of 1997 compared to $857,000 capitalized during the second quarter of 1996.

Results of  Operations  -- Six Months  Ended June 30,  1997 and 1996
     Revenue -- Total revenue increased by $20,562,000, or 33.5%, for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996. Of this increase, $17,732,000 represents revenues generated by properties acquired or developed during 1996 and 1997. The $2,830,000 remainder of the increase in revenues primarily represents an increase in rents charged to tenants.

     Operating Expenses -- Total operating expenses increased by $10,397,000, or 31.6%, for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996. Of this increase, $8,413,000 represents operating expenses of the properties acquired or developed during 1996 and 1997. Operating expenses also increased by $480,000 due to the resolution of prior reserves for certain state tax contingencies in the amount of $750,000 in the first half of 1996 and only $270,000 in the first half of 1997. Operating expenses also increased $230,000 due to the accrual of additional salaries in 1997 and the amortization of additional deferred compensation on restricted shares. The remainder of the increase in operating expenses is due to an overall increase in corporate overhead and personnel costs.

     Other Income and Expense -- Interest expense increased by $7,631,000, or 74.6%, for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996. Interest expense increased $9,496,000 due to the increase in indebtedness which was incurred to finance acquisition and development activity, net of indebtedness which was repaid through a portion of the proceeds of CRLP's issuance of limited partnership units in January 1997, and net of interest expense of properties exchanged in two of the acquisitions in 1997 (see
Note 2 to the Consolidated Condensed Financial Statements). Interest expense decreased by $987,000 due to the capitalization of $2,406,000 in interest on construction expenditures during the first half of 1997 compared to $1,419,000 capitalized during the first half of 1996.

Liquidity and Capital Resources
     As of June 30, 1997, CRLP had one bank line of credit with a balance outstanding of $121,758,000. On July 10, 1997, CRLP entered into a new line of credit which provides for total borrowings of up to $200 million. The new line, which is used by CRLP primarily to finance property acquisitions and development, bears interest at a rate ranging between LIBOR plus 100 to LIBOR plus 150 basis points, expires in July 1998, and replaces the line of credit that was in service at June 30, 1997. CRLP used part of the increased capacity to repay $40,845,000 in mortgage indebtedness.

     On April 29, 1997, CRLP entered into an interest rate cap agreement that limits the interest on $50 million of indebtedness to a maximum rate of 8.0% through May 2000. CRLP paid approximately $213,000 for this interest rate cap, which is being amortized over the life of the agreement.

      On July 25, 1997, CRLP completed a $75 million public offering of unsecured medium term notes. The securities mature in July 2004 and bear a coupon rate of 6.96%. CRLP used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit.

      On July 30, 1997, Colonial Properties Trust (the "Company") completed an offering of 1.7 million shares of the Company's common stock at $30.9375 per share. The offering's underwriter has a 30-day option to purchase an additional 255,000 common shares to cover over allotments. The net proceeds to the Company, after the underwriter's discount and minimal offering expenses, were approximately $49.7 million before giving effect to the exercise of the over allotment option. The net proceeds of the offering were contributed to CRLP. CRLP used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit.

      On August 6, 1997, CRLP completed a $25 million public offering of unsecured medium term notes. The securities mature in August 2005 and bear a coupon rate of 6.96%. CRLP used the net proceeds to repay a portion of the outstanding balance on its unsecured line of credit.

      Management intends to replace significant borrowings that may accumulate under the bank line of credit with funds generated from the sale of additional limited partnership units to Colonial Properties Holding Company, Inc. in connection with public offerings of securities by the Company, and/or permanent financing, as market conditions permit. Management believes that these potential sources of funds, along with the possibility of issuing limited partnership units in exchange for properties, will provide CRLP with the means to finance additional acquisitions. Management anticipates that its net cash provided by operations and its existing cash balances will provide the necessary funds on a short- and long-term basis to cover its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, distributions to unitholders, and dividends to shareholders in accordance with Internal Revenue Code requirements applicable to real estate investment trusts.

                     COLONIAL REALTY LIMITED PARTNERSHIP
                         PART II -- OTHER INFORMATION



Item 2.     Changes in Securities.

      The Company from time to time issues common shares of beneficial interest ("Common Shares") pursuant to its Dividend Reinvestment and Share Purchase Plan, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, and its Employee Share Option and Restricted Share Plan, in transactions that are registered under the Securities Act of 1933, as amended (the "Act"). Pursuant to CRLP's Second Amended and Restated Agreement of Limited Partnership, each time the Company issues Common Shares pursuant to the foregoing plans, CRLP issues to Colonial Properties Holding Company, Inc., its general partner, an equal number of Units for the same price at which the Common Shares were sold, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act. During the quarter ended June 30, 1997, CRLP issued 27,090 Units in such transactions for an aggregate of $0.7 million.

      On April 1, 1997, CRLP issued 57,072 Units to Harold W. Ripps (the "Seller") in exchange for his interests in a multifamily property acquired by CRLP (see Note 2 to the Notes to Consolidated Condensed Financial Statements). The Units were valued at an aggregate of $1.6 million for purposes of the transaction.

Item 6.     Exhibits and Reports on Form 8-K.

      (a)  Exhibits

          10.14Credit  Agreement  between  CRLP and  SouthTrust  Bank,  National
               Association,   AmSouth   Bank,   Wells   Fargo   Bank,   National
               Association, Wachovia Bank, N.A., First National Bank of Commerce, N.A., and PNC Bank, Ohio, National Association, dated July 10, 1997

          12. Ratio of Earnings to Fixed Charges

          15. Letter re:  Unaudited Interim Financial Information

      (b)  Reports on Form 8-K

          No reports on Form 8-K have been filed during the quarter ended June 30, 1997. Subsequent to quarter-end, a Form 8-K dated July 21, 1997, reported certain property acquisitions during 1997 up to July 21, 1997, under Item 5, "Other Events."

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


                                    COLONIAL REALTY LIMITED PARTNERSHIP,
                                           a Delaware limited partnership

                                 By: Colonial Properties Holding Company, Inc.,
                                         its general partner




Date:  August 14, 1997              By:  /s/ Howard B. Nelson, Jr.
                                         -------------------------
                                         Howard B. Nelson, Jr.
                                         Chief Financial Officer
                                         (Duly Authorized Officer
                                         and Principal Financial Officer)



Date:  August 14, 1997                   /s/ Kenneth E. Howell
                                         ---------------------
                                         Kenneth E. Howell
                                         Vice President, Controller,
                                         and Secretary of Colonial Properties
                                         Holding Company, Inc.
                                         (Principal Accounting Officer)

                     COLONIAL REALTY LIMITED PARTNERSHIP
               EXHIBIT 12 - Ratio of Earnings to Fixed Charges



      CRLP's ratio of earnings to fixed charges for the three months ended June 30, 1997 and 1996, was 1.98 and 2.55, respectively. CRLP's ratio of earnings to fixed charges for the six months ended June 30, 1997 and 1996, was 2.01 and 2.54, respectively.

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

Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D. C. 20549



                                       Re: Colonial Realty Limited Partnership
                                           (File No. 0-20707)
                                            Registrations on Form S-3


We are aware that our report dated July 15, 1997 on our review of interim financial information of Colonial Realty Limited Partnership for the three-month and six-month periods ended June 30, 1997 and 1996 and included in the Company's quarterly report on Form 10-Q for the quarters then ended, is incorporated by reference in the registration statements on Form S-3 related to the Shelf Registrations filed on July 5, 1996, and October 25, 1996. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.




                                                /s/ Coopers & Lybrand L.L.P.
                                                COOPERS & LYBRAND L.L.P.
Birmingham, Alabama
August 14, 1997