Form 10-Q
period 1997-09-30
COLONIAL REALTY LIMITED PARTNERSHIP
filed 1997-11-13
CIK 1013844

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the  Quarterly  Period  Ended:  September  Commission File Number: 0-20707
30,  1997


                     COLONIAL REALTY LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)



                Delaware                              63-1098468
        (State of organization)                      (IRS Employer
                                                Identification Number)

        2101 Sixth Avenue North                          35203
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


                                                                          Page

PART I:  FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited)

               Consolidated Condensed Balance Sheets as of
               September 30, 1997 and December 31, 1996                     3

               Consolidated Condensed Statements of Income for the
               Three Months and for the Nine Months Ended  September 30,    4
               1997 and 1996

               Consolidated Condensed Statements of Cash Flows
               for the Nine Months Ended September 30, 1997 and 1996        5

               Notes to Consolidated Condensed Financial Statements         6

               Report of Independent Accountants                            9

      Item 2.  Management's Discussion and Analysis of Financial           10
               Condition and Results of Operations

PART II:  OTHER INFORMATION


      Item 2.  Changes in Securities                                       13

      Item 6.  Exhibits and Reports on Form 8-K                            14

SIGNATURES                                                                 15

EXHIBITS                                                                   16


                       COLONIAL REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                              --------------------

                                                     September 30, 1997
                                                        (Unaudited)          December 31, 1996
                                                    -------------------     -------------------
ASSETS

Land, buildings, and equipment, net                    $ 1,085,173             $ 801,798
Undeveloped land and construction in progress               93,753               113,689
Cash and equivalents                                         3,253                 3,340
Restricted cash                                              2,831                 2,450
Accounts receivable, net                                     5,320                 4,779
Prepaid expenses                                             2,909                 4,468
Notes receivable                                               595                   584
Deferred debt and lease costs, net                           7,141                 6,288
Investments                                                  4,946                 5,028
Other assets                                                 5,304                 5,523
                                                    ---------------     -----------------

                                                       $ 1,211,225             $ 947,947
                                                    ===============     =================


LIABILITIES AND PARTNERS' CAPITAL

Notes and mortgages payable                              $ 666,617             $ 506,435
Accounts payable                                             5,266                17,424
Accrued interest                                             6,422                 5,465
Accrued expenses                                            11,195                 1,585
Tenant deposits                                              3,739                 2,926
Unearned rent                                                1,467                   924
                                                    ---------------     -----------------

      Total liabilities                                    694,706               534,759
                                                    ---------------     -----------------

Minority interest in consolidated operating property         3,248                     0
                                                    ---------------     -----------------

Redeemable units, at redemption value                      273,136               256,098
                                                    ---------------     -----------------

Partners' capital, excluding redeemable units              240,135               157,090
                                                    ---------------     -----------------

                                                       $ 1,211,225             $ 947,947
                                                    ===============     =================

The accompanying notes are an integral part of these financial statements.


                       COLONIAL REALTY LIMITED PARTNERSHIP
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per share data)
                              ---------------------


                                                                     Three Months Ended                         Nine Months Ended
                                                                         September 30,                             September 30,
                                                              -------------------------------------    ----------------------------
                                                                    1997                 1996              1997            1996
                                                              -------------------------------------    ----------------------------

 Revenue:
       Base rent                                                     $ 40,150         $ 30,015          $ 109,910          $ 83,522
       Percentage rent                                                    214              310                906               969
       Tenant recoveries                                                4,386            2,907             11,592             7,472
       Other                                                            2,729            1,600              7,064             4,300
                                                            ------------------     ------------     --------------     -------------

           Total revenue                                               47,479           34,832            129,472            96,263
                                                            ------------------     ------------     --------------     -------------

 Property operating expenses:
       General operating expenses                                       3,393            2,558              9,010             7,100
       Salaries and benefits                                            2,781            2,321              7,468             6,449
       Repairs and maintenance                                          5,180            3,630             13,204             9,777
       Taxes, licenses, and insurance                                   4,055            2,840             11,489             8,374
 General and administrative                                             1,508            1,033              4,272             2,598
 Depreciation                                                           8,372            5,790             22,426            15,792
 Amortization                                                             162              251                888             1,241
                                                            ------------------     ------------     --------------     -------------

           Total operating expenses                                    25,451           18,423             68,757            51,331
                                                            ------------------     ------------     --------------     -------------

           Income from operations                                      22,028           16,409             60,715            44,932
                                                            ------------------     ------------     --------------     -------------

 Other income (expense):
       Interest expense                                               (10,934)          (6,383)           (28,796)          (16,614)
       Income from equity investments                                     196              137                556               456
       Gains (losses) from sales of property                               -0-              -0-                (1)               15
       Minority interest in consolidated operating property               (64)              -0-              (179)               -0-
                                                            ------------------     ------------     --------------     -------------

           Total other expense                                        (10,802)          (6,246)           (28,420)          (16,143)
                                                            ------------------     ------------     --------------     -------------

           Income before extraordinary item                            11,226           10,163             32,295            28,789
 Extraordinary loss from early extinguishment of debt                  (2,927)              (9)            (3,408)             (488)
                                                            ------------------     ------------     --------------     -------------

           Net income                                                 $ 8,299         $ 10,154           $ 28,887          $ 28,301
                                                            ==================     ============     ==============     =============

 Net income per unit                                                   $ 0.28           $ 0.39             $ 1.03            $ 1.11
                                                            ==================     ============     ==============     =============

 Weighted average units outstanding                                    29,327           26,080             28,062            25,576
                                                            ==================     ============     ==============     =============

 The accompanying notes are an integral part of these financial statements.



                       COLONIAL REALTY LIMITED PARTNERSHIP
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                               -------------------

                                                                           Nine Months Ended
                                                                             September 30,
                                                                   -------------------------------
                                                                         1997           1996
                                                                   --------------   --------------

 Cash flows from operating activities:
      Net  income                                                      $ 28,887       $ 28,301
      Adjustments to  reconcile  net income to net cash  provided  by  operating activities:
           Depreciation and amortization                                 23,314         17,033
           Income from equity investments                                  (556)          (456)
           Minority interest in income of property partnership              179             -0-
           Other                                                          3,807              4
      Decrease (increase) in:
           Restricted cash                                                 (381)          (394)
           Accounts receivable                                             (585)          (331)
           Notes receivable                                                 (11)           (17)
           Prepaid expenses                                                 963         (1,420)
           Other assets                                                     (69)        (1,257)
      Increase (decrease) in:
           Accounts payable                                             (12,158)            72
           Accrued interest                                                 957          8,542
           Accrued expenses and other                                     5,522             83
                                                                   -------------    -----------
                Net cash provided by operating activities                49,869         50,160
                                                                   -------------    -----------

 Cash flows from investing activities:
      Acquisition of properties                                        (113,400)       (90,054)
      Development expenditures                                          (68,450)       (68,015)
      Tenant improvements                                                (1,289)          (556)
      Capital expenditures                                               (8,052)        (4,490)
      Proceeds from sales of property                                        -0-             6
      Distributions from subsidiaries                                       778            738
      Capital contributions to subsidiaries                                (272)           (14)
                                                                   -------------    -----------
                Net cash used in investing activities                  (190,685)      (162,385)
                                                                   -------------    -----------

 Cash flows from financing activities:
      Cash contributions                                                 94,651        106,976
      Principal reductions of debt                                     (101,589)       (37,561)
      Proceeds from additional borrowings                               175,246        130,040
      Net change in revolving credit balances                            21,211        (44,994)
      Capital distributions                                             (44,083)       (38,804)
      Payment of mortgage financing cost                                 (1,299)        (2,587)
      Other, net                                                         (3,408)            -0-
                                                                   -------------    -----------
                Net cash provided by financing activities               140,729        113,070
                                                                   -------------    -----------
                Increase (decrease) in cash and equivalents                 (87)           845
 Cash and equivalents, beginning of period                                3,340          1,585
                                                                   -------------    -----------
 Cash and equivalents, end of period                                    $ 3,253        $ 2,430
                                                                   =============    ===========

 The accompanying notes are an integral part of these financial statements.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                            NOTES TO CONSOLIDATED
                        CONDENSED FINANCIAL STATEMENTS
                              September 30, 1997
                                 (Unaudited)

Note 1 -- Basis of Presentation
      Colonial Realty Limited Partnership ("CRLP") is the operating partnership of Colonial Properties Trust (the "Company"), an Alabama real estate investment trust whose shares are traded on the New York Stock Exchange. The accompanying unaudited consolidated condensed financial statements of CRLP have been prepared by management in accordance with generally accepted accounting principles for interim financial reporting and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the information included in CRLP's Financial Statements as filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1996, and with the information filed with the Securities and Exchange Commission on Form 10-Q for the quarters ended March 31, 1997, and June 30, 1997. The December 31, 1996 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

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

      In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which requires the reporting and display of comprehensive income and its components in an entity's financial statements, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be included. CRLP is required to adopt these statements in fiscal year 1998. The impact of these pronouncements on CRLP is currently being evaluated.

Note 2 -- Acquisitions
      On July 11, 1997, CRLP acquired a multifamily community in Athens, Georgia. The property was acquired for a purchase price of $12.9 million which was financed through the issuance of 27,275 limited partnership units valued at $.8 million and an advance on CRLP's unsecured line of credit. The community was purchased from a corporation whose shareholders included two directors of Colonial Properties Holding Company, Inc..

      On July 14, 1997, CRLP acquired a multifamily community in Pensacola, Florida. The property was acquired for a purchase price of $10.6 million which was financed through the issuance of 35,522 limited partnership units valued at $1.0 million and an advance on CRLP's unsecured line of credit.

     On July 31, 1997, CRLP merged a portion of the assets of Johnson Development Company, LLC, which included six existing office buildings in the Mansell Office Park in Atlanta, Georgia. The total transaction, which was valued at $48.5 million, was funded through the issuance of 540,235 limited partnership units, valued at $15.7 million, the assumption of mortgage debt totaling $31.7 million which bears interest at a weighted average rate of 8.42%, and an advance on CRLP's unsecured line of credit. As a result of this transaction, the seller, William M. Johnson, was elected as a director of Colonial Properties Holding Company, Inc.. In connection with this acquisition, CRLP also agreed to acquire an additional office property consisting of 163,000 square feet of net rentable area and two retail properties containing a total of 46,000 square feet of gross leasable area. The purchase price of the additional properties, which are located in or near the Mansell Office Park, is expected to be approximately $27.3 million (subject to increase if certain lease-up conditions are satisfied), which will be paid through the issuance of limited partnership units, the assumption of debt and an advance on CRLP's unsecured line of credit. CRLP expects to acquire the additional properties by the end of the second quarter of 1998.

      On August 29, 1997, CRLP acquired a multifamily community in Jackson, Mississippi. The property was acquired for a purchase price of $17.9 million which was financed through the assumption of mortgage debt totaling $11.0 million which bears interest at a weighted average rate of 8.09%, and an advance on CRLP's unsecured line of credit.

      On October 14, 1997, CRLP acquired a community shopping center in Jacksonville, Florida. The property was acquired for a purchase price of $14.4 million which was financed through the issuance of 74,709 limited partnership units, valued at $2.1 million, and an advance on CRLP's unsecured line of credit. The acquisition agreement provides for CRLP to make an additional payment to the seller if certain lease-up conditions are satisfied. CRLP expects to make an additional payment to the seller of approximately $700,000 pursuant to this provision.

      On October 31, 1997, CRLP acquired a multifamily community in Greenville, South Carolina. The property was acquired for a purchase price of $21.3 million which was financed through an advance on CRLP's unsecured line of credit.

      On November 4, 1997, CRLP acquired three regional shopping malls in Brunswick, Gainesville, and Valdosta, Georgia, for a purchase price of $97.0 million. CRLP funded the acquisitions through the exchange of four multifamily properties in Alabama with an exchange value of $54.8 million and an advance on CRLP's unsecured line of credit.

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

Note 4 -- Public Offerings of Securities
      On July 25, 1997, CRLP completed a $75 million public offering of unsecured medium term notes. The securities, which mature in July 2004, bear a coupon rate of 6.96%, which equated to a spread of 75 basis points over the seven-year Treasury. CRLP used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit.

      On July 30, 1997, the Company completed a public offering of 1.7 million of its common shares at $30.9375 per share. The net proceeds to the Company, after the underwriter's discount and minimal offering expenses, were approximately $49.7 million. The net proceeds of the offering were contributed to CRLP. CRLP used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit.

      On August 6, 1997, CRLP completed a $25 million public offering of unsecured medium term notes. The securities, which mature in August 2005, bear a coupon rate of 6.96%, which equated to a spread of 80 basis points over the eight-year Treasury. CRLP used the net proceeds to repay a portion of the outstanding balance on its unsecured line of credit.

      On September 26, 1997, CRLP completed a $25 million public offering of unsecured medium term notes. The securities, which mature in September 2005, bear a coupon rate of 6.98%, which equated to a spread of 85 basis points over the eight-year Treasury. CRLP used the net proceeds to repay a portion of the outstanding balance on its unsecured line of credit.

      On November 6, 1997, the Company completed a public offering of 5.0 million shares of its Series A Cumulative Redeemable Preferred Shares at $25.00 per share. The net proceeds to the Company, after the underwriter's discount and minimal offering expenses, were approximately $121.0 million. The net proceeds of the offering were contributed to CRLP. CRLP used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit. The offering's underwriters have a 30-day option to purchase an additional 750,000 preferred shares to cover over allotments.

Note 5 -- Distribution
      On October 23, 1997, a cash distribution was declared to partners of CRLP in the amount of $0.52 per unit, totaling $15.5 million. The distribution was made to partners of record as of November 3, 1997, and was paid on November 10, 1997.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Colonial Properties Holding Company, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Colonial Realty Limited Partnership (the "Partnership") as of September 30, 1997, and the related consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 1997 and 1996, and the consolidated condensed statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Partnership's management.

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

Birmingham, Alabama
October 20, 1997

                     COLONIAL REALTY LIMITED PARTNERSHIP


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General
      The following discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations and all of the other information appearing in the Partnership's 1996 Financial Statements as filed with the Securities and Exchange Commission on Form 10-K and with the financial statements included therein and the notes thereto.

Results of Operations -- Three Months Ended  September 30, 1997 and 1996 Revenue
      -- Total revenue increased by $12,647,000, or 36.6%, for the third quarter of 1997 when compared to the third quarter of 1996. Of this increase, $11,021,000 represents revenues generated by properties acquired or developed during 1996 and 1997. The $1,626,000 remainder of the increase primarily represents an increase in rents charged to tenants.

      Operating Expenses -- Total operating expenses increased by $7,028,000, or 38.1%, for the third quarter of 1997 when compared to the third quarter of 1996. Of this increase, $5,439,000 represents operating expenses of the properties acquired or developed during 1996 and 1997. Operating expenses also increased $232,000 due to the accrual of additional salaries in 1997 and the amortization of additional deferred compensation on restricted shares. The remainder of the increase in operating expenses is due to an overall increase in corporate overhead and personnel costs.

      Other Income and Expense -- Interest expense increased by $4,551,000, or 71.3%, for the third quarter of 1997 when compared to the third quarter of 1996. Interest expense increased $4,467,000 due to the increase in indebtedness which was incurred to finance acquisition and development activity, net of indebtedness which was repaid through a portion of the proceeds of CRLP's issuance of limited partnership units in January and July 1997, and net of interest expense of two properties exchanged in two of the acquisitions in 1997 in which the purchasers assumed the existing mortgages on those properties. Interest expense decreased by $295,000 due to the capitalization of $1,466,000 in interest on construction expenditures during the third quarter of 1997 compared to $1,171,000 capitalized during the third quarter of 1996.

Results of Operations  -- Nine Months Ended  September 30, 1997 and 1996 Revenue
      -- Total revenue increased by $33,209,000, or 34.5%, for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996. Of this increase, $28,028,000 represents revenues generated by properties acquired or developed during 1996 and 1997. The $5,181,000 remainder of the increase in revenues when comparing the first nine months of 1997 to the first nine months of 1996 primarily represents an increase in rents charged to tenants.

      Operating Expenses -- Total operating expenses increased by $17,426,000, or 33.9%, for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996. Of this increase, $13,672,000 represents operating expenses of the properties acquired or developed during 1996 and 1997. Operating expenses also increased by $480,000 due to the resolution of prior reserves for certain state tax contingencies in the amount of $750,000 in the first nine months of 1996 and only $270,000 in the first nine months of 1997. Operating expenses also increased $238,000 due to the accrual of additional salaries in 1997 and the recognition of additional deferred compensation on restricted shares. The remainder of the increase in operating expenses is due to an overall increase in corporate overhead and personnel costs.

      Other Income and Expense -- Interest expense increased by $12,182,000, or 73.3%, for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996. Interest expense increased $13,889,000 due to the increase in indebtedness which was incurred to finance acquisition and development activity, net of indebtedness which was repaid through a portion of the proceeds of CRLP's issuance of limited partnership units in January and July 1997, and net of interest expense of two properties exchanged in two of the acquisitions in 1997 in which the purchasers assumed the existing mortgages on those properties. Interest expense decreased by $1,282,000 due to the capitalization of $3,871,000 in interest on construction expenditures during the first nine months of 1997 compared to $2,589,000 capitalized during the first nine months of 1996.

Liquidity and Capital Resources
      As of September 30, 1997, CRLP had one bank line of credit with a balance outstanding of $70.0 million. The line of credit provides for total borrowings of up to $200 million. The line, which is used by CRLP primarily to finance property acquisitions and development, bears interest at a rate ranging between LIBOR plus 100 to LIBOR plus 150 basis points and expires in July 1998.

      On July 25, 1997, CRLP completed a $75 million public offering of unsecured medium term notes. The securities mature in July 2004 and bear a coupon rate of 6.96%. CRLP used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit.

      On July 30, 1997, the Colonial Properties Trust (the "Company") completed an offering of 1.7 million shares of its common shares at $30.9375 per share. The net proceeds to the Company, after the underwriter's discount and minimal offering expenses, were approximately $49.7 million. The net proceeds of the offering were contributed to CRLP. CRLP used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit.

      On August 6, 1997, CRLP completed a $25 million public offering of unsecured medium term notes. The securities mature in August 2005 and bear a coupon rate of 6.96%. CRLP used the net proceeds to repay a portion of the outstanding balance on its unsecured line of credit.

      On September 26, 1997, CRLP completed a $25 million public offering of unsecured medium term notes. The securities mature in September 2005 and bear a coupon rate of 6.98%. CRLP used the net proceeds to repay a portion of the outstanding balance on its unsecured line of credit.

      On November 6, 1997, the Company completed a public offering of 5.0 million shares of its Series A Cumulative Redeemable Preferred Shares at $25.00 per share. The net proceeds to the Company, after the underwriter's discount and minimal offering expenses, were approximately $121.0 million. The net proceeds of the offering were contributed to CRLP. CRLP used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit. The offering's underwriters have a 30-day option to purchase an additional 750,000 preferred shares to cover over allotments.

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

                       COLONIAL PROPERTIES TRUST
                      PART II -- OTHER INFORMATION



Item 2.  Changes in Securities.

      The Company from time to time issues common shares of beneficial interest ("Common Shares") pursuant to its Dividend Reinvestment and Share Purchase Plan, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, its Employee Share Option and Restricted Share Plan, and its Employee Share Purchase Plan, in transactions that are registered under the Securities Act of 1933, as amended (the "Act"). Pursuant to CRLP's Second Amended and Restated Agreement of Limited Partnership, each time the Company issues Common Shares pursuant to the foregoing plans, CRLP issues to Colonial Properties Holding Company, Inc., its general partner, an equal number of limited partnership units ("Units") for the same price at which the Common Shares were sold, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act. During the quarter ended September 30, 1997, CRLP issued 24,226 Units in such transactions for an aggregate of $0.7 million.

      On July 1, 1997, CRLP issued 27,275 Units to Colonial Commercial Investments, Inc. in exchange for its interests in a multifamily property acquired by CRLP (see Note 2 to the Notes to Consolidated Condensed Financial Statements). The Units were valued at an aggregate of $.8 million for purposes of the transaction.

     On July 1, 1997, CRLP issued 35,522 Units to Brent J. Mitchell, Robert M. Weber, Richard C. Mitchell, Melinda M. Wertheim, Joy M. Grodnick, and Lisa M. Bukstein in exchange for their interests in a multifamily property acquired by CRLP (see Note 2 to the Notes to Consolidated Condensed Financial Statements). The Units were valued at an aggregate of $1.0 million for purposes of the transaction.

      On July 31, 1997, CRLP issued 534,832 and 5,403 Units to William M. Johnson and Phyllis B. Johnson, respectively, in exchange for their interests in an office property acquired by CRLP (see Note 2 to the Notes to Consolidated Condensed Financial Statements). The Units were valued at an aggregate of $15.7 million for purposes of the transaction.

      On August 20, 1997, CRLP issued 5,411 and 5,411 Units to Thomas H. Lowder and James K. Lowder, respectively, in exchange for their interests in undeveloped land acquired by CRLP. The Units were valued at an aggregate of $.3 million for purposes of the transaction.

Item 6.     Exhibits and Reports on Form 8-K.

      (a)  Exhibits

              12.
              Ratio of Earnings to Fixed Charges

             15.
             Letter re:  Unaudited Interim Financial Information

      (b)  Reports on Form 8-K

          The following reports on Form 8-K have been filed during the quarter ended September 30, 1997:

               Form  8-K  dated  July  21,  1997,   reported   certain  property
          acquisitions during 1997 up to July 21, 1997, under Item 5, "Other Events."

               Form 8-K dated September 17, 1997, reported certain property acquisitions during 1997 since July 21, 1997, under Item 5, "Other Events."

                               SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.


                                         COLONIAL PROPERTIES TRUST




Date:  November 11, 1997                 /s/ Howard B. Nelson, Jr.
                                         Howard B. Nelson, Jr.
                                         Chief Financial Officer
                                         (Duly Authorized Officer
                                         and Principal Financial Officer)



Date:  November 11, 1997                 /s/ Kenneth E. Howell
                                         Kenneth E. Howell
                                         Vice President, Controller,
                                         and Assistant Secretary
                                         (Principal Accounting Officer)

                     COLONIAL REALTY LIMITED PARTNERSHIP
               EXHIBIT 12 - Ratio of Earnings to Fixed Charges



      CRLP's ratio of earnings to fixed charges for the three months ended September 30, 1997 and 1996, was 1.88 and 2.32, respectively. CRLP's ratio of earnings to fixed charges for the nine months ended September 30, 1997 and 1996, was 1.97 and 2.45, respectively.

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

Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D. C. 20549



                                        Re: Colonial Realty Limited Partnership
                                           (File No. 0-20707)
                                            Registration on Form S-3


We are aware that our report dated October 20, 1997 on our review of interim financial information of Colonial Realty Limited Partnership as of September 30, 1997 and for the three-month and nine-month periods ended September 30, 1997 and 1996 and included in the Partnership's quarterly report on Form 10-Q for the quarters then ended, is incorporated by reference in the registration statement on Form S-3 related to the Shelf Registration filed on October 25, 1996. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.




                                               /s/ Coopers & Lybrand L.L.P.
                                                  COOPERS & LYBRAND L.L.P.

Birmingham, Alabama
November 11, 1997