Form 10-K
period 1997-12-31
COLONIAL REALTY LIMITED PARTNERSHIP
filed 1998-03-20
CIK 1013844

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                               FORM 10-K
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1997 OR

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Documents Incorporated by Reference

      None.

                              PART I

Item 1.    Business.

      As used  herein,  the terms  "CRLP" and  "Operating  Partnership"  include
Colonial Realty Limited Partnership, a Delaware limited partnership, and its subsidiaries and other affiliates (including Colonial Properties Services Limited Partnership and Colonial VRS L.L.C.) or, as the context may require, Colonial Realty Limited Partnership only. As used herein, the term "Company" includes Colonial Properties Trust, an Alabama real estate investment trust, and one or more of its subsidiaries and other affiliates (including Colonial Properties Holding Company, Inc., CRLP, Colonial Properties Services Limited Partnership and Colonial Properties Services, Inc.) or, as the context may require, Colonial Properties Trust only.

      This annual report on Form 10-K contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including but not limited to anticipated timetables for acquisitions, developments and expansions, expected economic growth in geographic markets where CRLP owns or expects to own properties, and plans for continuing CRLP's diversified strategy. These statements involve risks and uncertainties that may cause actual results to be materially different from those anticipated. Prospective investors should specifically consider, in connection with these forward-looking statements, the various factors identified herein and in CRLP's filings with the SEC which could cause actual results to differ, including downturns in local or national economies, competitive factors, the availability of suitable properties for acquisition at favorable prices, and other risks inherent in the real estate business.

      CRLP is managed by the Company, through Colonial Properties Holding Company, Inc. ("CPHC"), the general partner of CRLP. (The Company intends to dissolve CPHC during the first half of 1998 and thereby become the direct general partner of CRLP.) CRLP is the Operating Partnership of the Company, which is one of the largest owners, developers and operators of multifamily, retail and office properties in the Sunbelt region of the United States. It is a fully-integrated real estate company, whose activities include ownership of a diversified portfolio of 93 properties as of December 31, 1997, located in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Virginia, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate. As of December 31, 1997, CRLP owns 43 multifamily apartment communities containing a total of 13,759 apartment units (the "Multifamily Properties"), 37 retail properties containing a total of approximately 10.6 million square feet of retail space (the "Retail Properties"), 13 office properties containing a total of approximately 1.9 million square feet of office space (the "Office Properties"), and certain parcels of land adjacent to or near five of these properties (the "Land"). (The Multifamily Properties, the Retail Properties, the Office Properties and the Land are referred to collectively as the "Properties"). As of December 31, 1997, the Multifamily Properties that had achieved stabilized occupancy, the Retail Properties, and the Office Properties were 93.8%, 93.3% and 95.5% leased, respectively.

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

      On September 29, 1993, (i) the Company consummated an initial public offering (the "IPO") of 8,480,000 of its common shares of beneficial interest, $.01 par value per share ("Common Shares"), (ii) the Operating Partnership assumed ownership of 36 Properties (or interests therein) held by Thomas H. Lowder, James K. Lowder, Robert E. Lowder, and their mother, Catherine Lowder (the "Lowder family"), and third-party partners of the Lowder family, and the operating businesses of Colonial, (iii) the Company transferred the net proceeds from the IPO through CPHC to the Operating Partnership, in exchange for 8,480,000 units of limited partnership interest in the Operating Partnership ("OP Units"), (iv) the Operating Partnership repaid approximately $150.2 million of indebtedness and prepayment penalties associated therewith secured by certain of the Properties, and (v) the Operating Partnership established a $35.0 million line of credit with SouthTrust Bank, which has since been increased to $200.0 million, to fund development activities and property acquisitions and for general corporate purposes (collectively, the "Formation Transactions"). On October 28, 1993, the underwriters of the IPO exercised an over-allotment option to purchase an additional 686,200 shares.


Recent Developments

      Since the Company's IPO, CRLP has significantly expanded its portfolio of Properties and its operating businesses. Acquisitions by CRLP of new properties represent a total investment of over $1.0 billion. CRLP has also completed the expansion of six multifamily properties since the Company's IPO, adding a total of 1,088 units to its multifamily portfolio. CRLP currently has 11 active expansion and development projects in progress for Multifamily Properties (including additional phases of six existing Multifamily Properties). CRLP has also disposed of six Multifamily Properties representing 2,464 apartment units and one Office Property representing 25,000 square feet of office space.

      The following is a summary of CRLP's acquisition, disposition, and development activity in 1997.

Acquisition and Disposition Activity

      CRLP acquired nine retail shopping centers, including one in Alabama, two in Georgia, one in Florida, three in North Carolina, one in Virginia and one in Tennessee containing approximately 1.1 million leasable square feet for a total purchase price of $70.0 million. CRLP also acquired seven regional malls, including one in Alabama, three in Georgia, two in North Carolina and one in Virginia containing approximately 3.2 million leasable square feet for a total purchase price of $180.6 million.

      CRLP acquired five Multifamily Properties, including one in Alabama, one in Florida, one in Georgia, one in Mississippi and one in South Carolina containing 1,434 units for a total purchase price of $82.7 million. In connection with a regional mall acquisition in Alabama, CRLP disposed of in an exchange transaction, two multifamily properties located in Florida containing 368 apartment units and having a net book value of $14.0 million. In connection with the acquisitions of three malls in Georgia, CRLP sold to a third party four multifamily properties in Alabama containing a total of 2,096 apartment units for a total sale price of $54.8 million, which resulted in a net gain of $2.6 million. The purchaser of the multifamily properties paid the sale price by assuming an existing mortgage of $10 million and paying the remainder in cash.

      CRLP also acquired four Office Properties, including three in Alabama and one in Georgia containing approximately 1.0 million square feet of office space for a total purchase price of $97.1 million. In connection with an office acquisition in Alabama, CRLP disposed of in an exchange transaction a 25,000 square foot office building located in Alabama having a net book value of $2.0 million.

      The acquisition agreements for three of the properties acquired in 1997 provide for CRLP to make additional payments to the sellers if certain lease-up conditions are satisfied. CRLP expects to make additional payments to the sellers of $8.3 million in 1998 pursuant to these provisions.

      Also in 1997, CRLP purchased a 62.5% interest that it did already own in two multi-tenant office buildings at an office park in Birmingham. The purchase of these outside interests made CRLP the sole owner of the two buildings, which total 93,000 square feet. At the same time, CRLP sold its 25 percent interest in a 129,000 square foot building in the same office complex. CRLP also purchased a 50% interest in a 168,000 square foot office building in Birmingham, increasing CRLP's ownership to 100%.

Development Activity

      During  1997  CRLP   constructed   1,172  new  apartment  units  in  seven
multifamily communities (two of which were completed during the year) and acquired land on which it intends to develop additional multifamily communities during 1998. The aggregate cost of this multifamily development activity was $50.5 million. As of December 31, 1997, CRLP had 1,170 apartment units in eleven multifamily communities under development and expansion. Management anticipates that four of the multifamily projects will be completed during the first half of 1998 and four others will be completed during the second half of the year. The remaining multifamily projects are expected to be completed during the first half of 1999. Management expects to invest approximately $64.2 million over these periods to complete these projects.

      During 1997 CRLP also completed its 422,000 square foot expansion of its regional mall in Macon, Georgia and completed a 239,000 square foot expansion of a community shopping center in Montgomery, Alabama. The aggregate cost of this retail development activity was $28.6 million.

      The table below provides an overview of CRLP's acquisition and development activity during 1997:


                                 Summary of 1997
                           Acquisition and Development
                                    Activity

                                                                                                              Cost or
   Completion or                                                                    Type of   Units (M)     Anticipated
    Anticipated           Name of                                                  Property   GLA (R/O)      Cost (in
  Completion Date       Property (1)                        Location                  (2)       (3)        Thousands) (4)
-----------------   ---------------------------------   ---------------------   ----------- ---------    ----------------

Acquisitions:
    1st Qtr 97 ..   Riverchase Center                        Birmingham, AL            O     306,000      $  24,200
    1st Qtr 97 ..   Heatherbrooke Center                     Birmingham, AL            R      28,000          3,000
    1st Qtr 97 ..   Beechwood Shopping Center                Athens, GA                R     336,000         22,200
    2nd Qtr 97 ..   CV at Trussville                         Birmingham, AL            M         376         20,500
    2nd Qtr 97 ..   Brookwood Village                        Birmingham, AL            R     694,000         32,500
    2nd Qtr 97 ..   Lakeside Office Park                     Huntsville, AL            O     121,000          8,800
    2nd Qtr 97 ..   Progress Center                          Huntsville, AL            O     225,000         15,600
    3rd Qtr 97 ..   CV at Timothy Woods                      Athens, GA                M         204         12,800
    3rd Qtr 97 ..   CV at Oakleigh                           Pensacola, FL             M         176         10,500
    3rd Qtr 97 ..   Mansell Office Park                      Atlanta, GA               O     352,000         48,500
    3rd Qtr 97 ..   CG at Natchez Trace                      Jackson, MS               M         328         17,600
    4th Qtr 97 ..   Lakewood Plaza                           Jacksonville, FL          R     195,000         14,400
    4th Qtr 97 ..   CV at Caledon Wood                       Greenville, SC            M         350         21,300
    4th Qtr 97 ..   Georgia Malls Portfolio (3 Properties)   Brunswick, Gainesville,   R   1,428,200         97,000
                                                               and Valdosta, GA
    4th Qtr 97 ..   Retail Portfolio (8 Properties)          NC/VA/TN                  R   1,490,500         78,500
    4th Qtr 97 ..   Village at Roswell Summit                Atlanta, GA               R      25,000          3,000
Developments:
    1st Qtr 97 ..   CG at Heathrow                           Orlando, FL               M         312         20,500
    1st Qtr 97 ..   CG at Bayshore                           Bradenton, FL             M         212         11,600
    4th Qtr 97 ..   CV at River Hills (expansion)            Tampa, FL                 M         276         14,900
    4th Qtr 97 ..   CV at Inverness (expansion)              Birmingham, AL            M          84          6,700
    4th Qtr 97 ..   CG at Bayshore II (expansion)            Bradenton, FL             M         164          9,300
    4th Qtr 97 ..   CG at Wesleyan                           Macon, GA                 M         240         13,500
    2nd Qtr 98 ..   CG at Hunter's Creek                     Orlando, FL               M         496         33,300
    3rd Qtr 98 ..   CG at Inverness Lakes (expansion)        Mobile, AL                M         132          8,000
    4th Qtr 98 ..   CG at Wesleyan II (expansion)            Macon, GA                 M          88          6,200
    4th Qtr 98 ..   CG at Edgewater (expansion)              Huntsville, AL            M         192         11,500
    1st Qtr 99 ..   CV at Citrus Park                        Tampa, FL                 M         176         12,300
    1st Qtr 99 ..   CG at Cypress Crossing                   Orlando, FL               M         250         20,000
    2nd Qtr 99 ..   CG at Lakewood Ranch                     Sarasota, FL              M         288         20,300
    1st Qtr 97 ..   Macon Mall (expansion)                   Macon, GA                 R     422,000         52,000
    4th Qtr 97 ..   Montgomery Promenade (expansion)         Montgomery, AL            R     239,000          7,000
                                                                                                          ---------
                                                                                                 Total    $ 677,500
                                                                                                          =========


(1)In the listing of Multifamily Property names, CG has been used as an abbreviation for Colonial Grand and CV has been used as an abbreviation for Colonial Village.
(2)M refers to Multifamily Properties, R refers to Retail Properties, and O refers to Office Properties.
(3)Units (in this table only) refers to multifamily apartment units and GLA refers to gross leasable area of retail and office space.
(4)         Amounts in thousands.
(5)Includes 249,000 square feet of GLA and 173,000 square feet of space owned by an anchor.
(6)Includes 109,000 square feet of GLA and 130,000 square feet of space owned by an anchor.

Multifamily Property Acquisitions

      Colonial Village at Trussville--On April 1, 1997, CRLP acquired Colonial Village at Trussville, a 376-unit multifamily community in Birmingham, Alabama. The $20.5 million purchase price was financed through the issuance of 57,072 OP Units, valued at $1.6 million, and an advance on CRLP's unsecured line of credit. Colonial Village at Trussville was constructed in 1996 and 1997. The development consists of 20 two- and three-story buildings and a separate clubhouse on approximately 28 acres of land. Amenities include two swimming pools and a wading pool, a car care center, a fitness center, tennis courts, a playground, and leasable garages. The community was in lease up at December 31, 1997. Colonial Village at Trussville was purchased from a partnership whose partners included a director of Colonial Properties Holding Company, Inc.

      Colonial Village at Timothy Woods--On July 11, 1997, CRLP acquired Colonial Village at Timothy Woods, a 204-unit multifamily community in Athens, Georgia. The purchase price of $12.8 million was financed through the issuance of 27,275 OP Units, valued at $800,000, and an advance on CRLP's unsecured line of credit. The community was developed in 1996 and was 89% leased at December 31, 1997. Amenities include a swimming pool, a fitness center, car wash, garages, and two tennis courts. Colonial Village at Timothy Woods was purchased from a corporation whose shareholders included two directors of Colonial Properties Holding Company, Inc.

      Colonial Village at Oakleigh--On July 14, 1997, CRLP acquired Colonial Village at Oakleigh, a 176-unit multifamily community in Pensacola, Florida. The purchase price of $10.5 million was financed through the issuance of 35,522 OP Units, valued at $1.0 million, and an advance on CRLP's unsecured line of credit. The community was developed in 1997 and was 95% leased at December 31, 1997. Amenities include a swimming pool, a fitness center, car wash, garages and covered parking, and alarm systems.

      Colonial  Grand at  Natchez  Trace--On  August  29,  1997,  CRLP  acquired
Colonial Grand at Natchez Trace, a 328-unit multifamily community in Jackson, Mississippi. The community was constructed in three phases between 1995 and 1997, and was 99% leased at December 31, 1997. The purchase price of $17.6 million was financed through the assumption of two mortgages totaling $11.0 million with a weighted average interest rate of 8.09%, and an advance on CRLP's unsecured line of credit. Amenities include a swimming pool, a clubhouse with an exercise room, and three lighted tennis courts.

      Colonial Village at Caledon Wood--On October 31, 1997, CRLP acquired Colonial Village at Caledon Wood, a 350-unit multifamily community in Greenville, South Carolina. The 25-acre community was developed in 1995 and 1996, and was 86% leased at December 31, 1997. The purchase price of $21.3 million was financed through an advance on CRLP's unsecured line of credit. Amenities include two swimming pools, two clubhouses with recreation rooms, a fitness center, and lighted tennis courts.

      CRLP intends to continue to pursue acquisitions in the Sunbelt region of the United States that meet CRLP's acquisition criteria for property quality, market strength, and investment return.

Completed Multifamily Expansion and Development Activity

      Colonial Grand at Heathrow--CRLP completed construction on a 312-unit development located in Heathrow (Orlando), Florida. CRLP acquired the land (30 acres) in December 1994 at a cost of $2.2 million. The development is located adjacent to Heathrow International Business Center and Heathrow Country Club. The apartment community offers a variety of amenities, including a clubhouse with conference and computer rooms, an exercise center, tennis and basketball courts, a swimming pool, and laundry facilities. Project development costs, including land acquisition costs, totaled $20.5 million and were funded through advances on CRLP's line of credit. CRLP completed construction in the first quarter of 1997 and completed lease-up during the third quarter of 1997.

      Colonial Grand at Bayshore--CRLP completed construction on a 212-unit development located in Bradenton, Florida. The community offers a variety of amenities, including a clubhouse, an exercise center, a swimming pool overlooking a five-acre lake, tennis and basketball courts, a children's playground, tenant garages, and storage units. Project costs, including land acquisition costs, totaled $11.6 million and were funded through advances on CRLP's line of credit. CRLP completed construction in the second quarter of 1997 and completed lease-up during the third quarter of 1997.

Continuing Multifamily Expansion and Development Activity

      Colonial Village at River Hills--CRLP completed construction on a 276-unit expansion of Colonial Village at River Hills located in Tampa, Florida. The community amenities include a clubhouse, a swimming pool, an exercise center, an air-conditioned racquetball court, tennis courts, and laundry facilities.
Project development costs, including land acquisition costs, totaled $14.9 million and were funded through advances on CRLP's line of credit. CRLP completed construction in the fourth quarter of 1997 and expects to complete lease-up during the second quarter of 1998.

      Colonial Village at Inverness--CRLP completed construction on an 84-unit expansion of Colonial Village at Inverness located in Birmingham, Alabama. Project development costs, including land acquisition costs, totaled $6.7 million and were funded through advances on CRLP's line of credit. CRLP completed construction in the fourth quarter of 1997 and expects to complete lease-up in the first quarter of 1998.

      Colonial Grand at Bayshore II--CRLP completed construction on a 164-unit expansion to this development located in Bradenton, Florida. CRLP acquired the land (12.5 acres) at a cost of $1.0 million pursuant to an option acquired at the time CRLP purchased the land for the existing Colonial Grand at Bayshore development in November 1995. This expansion phase offers the same amenities as the existing community. Project development costs, including land acquisition costs, totaled $9.3 million and were funded through advances on CRLP's line of credit. CRLP completed construction in the fourth quarter of 1997 and expects to complete lease-up during the second quarter of 1998.

      Colonial Grand at Wesleyan--CRLP completed construction on a 240-unit development located in Macon, Georgia. CRLP acquired the land (49.8 acres) at a cost of $1.4 million, which was determined pursuant to an option acquired at the time of the Company's IPO in September 1993. The new community offers a variety of amenities, including a clubhouse, an exercise center, a swimming pool, tennis courts, and storage units for rent. Project development costs, including land acquisition costs, totaled $13.5 million and were funded through advances on CRLP's line of credit. CRLP completed construction in the fourth quarter of 1997 and expects to complete lease-up during the second quarter of 1998.

      Colonial Grand at Hunter's Creek--CRLP continued construction on a 496-unit development located in Orlando, Florida. CRLP acquired the land (36 acres) at a cost of $4.0 million. The new apartment community will offer a variety of amenities, including a swimming pool and spa, an exercise room, enclosed garages, tennis courts, and a car wash. Project development costs, including land acquisition costs, are expected to total $33.3 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete construction in the second quarter of 1998 and to complete lease-up during the first quarter of 1999.

New Multifamily Expansion and Development Activity

      Colonial Grand at Inverness Lakes II--CRLP began construction on a 132-unit expansion of Colonial Grand at Inverness Lakes located in Mobile, Alabama during the third quarter of 1997. Project development costs, including land acquisition costs, are expected to total $8.0 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete construction in the third quarter of 1998 and to complete lease-up during the third quarter of 1999.

      Colonial Grand at Edgewater II--CRLP began construction on a 192-unit expansion of Colonial Grand at Edgewater in Huntsville, Alabama during the third quarter of 1997. Project development costs, including land acquisition costs, are expected to total $11.5 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete construction in the fourth quarter of 1998 and to complete lease-up during the third quarter of 1999.

      Colonial Grand at Wesleyan II--CRLP began construction on an 88-unit expansion of Colonial Grand at Wesleyan located in Macon, Georgia during the third quarter of 1997. Project development costs, including land acquisition costs, are expected to total $6.2 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete construction in the fourth quarter of 1998 and to complete lease-up during the fourth quarter of 1998.

      Colonial Village at Citrus Park--CRLP began construction on a 176-unit development located in Tampa, Florida during the fourth quarter of 1997. The new apartment community will offer a variety of amenities, including a swimming pool, fitness center, resident business center, garages, covered parking and a gated entry. Project development costs, including land acquisition costs, are expected to total $12.3 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete construction in the first quarter of 1999 and to complete lease-up during the second quarter of 1999.

      Colonial Grand at Lakewood Ranch--CRLP began construction on a 288-unit development located in Sarasota, Florida during the fourth quarter of 1997. The new apartments will feature numerous luxuries that include crown molding, tiled floors, chair railings, intrusion alarms, fireplaces and screened patios on all first floor units. Amenities will include a swimming pool, fitness center, tennis courts and a gated entry. Project development costs, including land acquisition costs, are expected to total $20.3 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete construction in the second quarter of 1999 and to complete lease-up during the second quarter of 2000.

      Colonial Grand at Cypress Crossing-- CRLP began construction on a 250-unit development located in Orlando, Florida during the fourth quarter of 1997. The new apartment community will offer a variety of amenities, including a swimming pool, fitness center, resident business center, garages, covered parking and a gated entry. Project development costs, including land acquisition costs, are expected to total $20.0 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete construction in the first quarter of 1999 and to complete lease-up during the fourth quarter of 1999.

Retail Property Acquisitions

      Beechwood Shopping Center--On March 24, 1997, CRLP acquired Beechwood Shopping Center, a 336,000 square foot community shopping center in Athens, Georgia. The purchase price of $22.2 million was financed through the assumption of debt totaling $11.9 million and an advance on CRLP's unsecured line of credit. The center includes a 34,000 square foot Harris-Teeter, a 29,000 square foot Rhodes Furniture, a 10,000 square foot CVS/Pharmacy, and 39,000 square feet occupied by the U.S. Post Office. The center, which was built in 1963 and renovated in 1992, was 98% leased at December 31, 1997.

      Heatherbrooke Center--Also on March 24, 1997, CRLP acquired Heatherbrooke Center, a 28,000 square foot community shopping center in Birmingham, Alabama. The $3.0 million purchase price of the center was financed through the issuance of 16,303 OP Units, valued at $0.5 million, and an advance on CRLP's unsecured line of credit. AMI-Brookwood Medical Center occupies 18,000 square feet in the center. Heatherbrooke Center was built in 1984 and was 100% leased at December 31, 1997.

      Brookwood Village--On May 13, 1997, CRLP acquired Brookwood Village, a 694,000 square foot regional mall and convenience center in Birmingham, Alabama, for a purchase price of $32.5 million. The mall includes a 232,000 square foot Rich's and a 106,000 square foot McRae's. The mall was constructed in 1973, renovated in 1991 and was 86% leased at December 31, 1997. CRLP funded the acquisition through the exchange of two multifamily properties in Florida and an advance on CRLP's unsecured line of credit.

      Lakewood Plaza--On October 14, 1997, CRLP acquired Lakewood Plaza, a 195,000 square foot community shopping center located in southwest Jacksonville, Florida, for a purchase price of $14.4 million. The center includes a 48,000 square foot Winn Dixie and a 10,000 square foot Beall's Department Store. The center was refurbished in 1995 and was 89% leased at December 31, 1997. The purchase price was funded through the issuance of 74,709 OP Units, valued at $2.1 million, and an advance on CRLP's unsecured line of credit. The acquisition agreement provides for CRLP to make an additional payment to the seller if certain lease-up conditions are satisfied. CRLP expects to make an additional payment of approximately $400,000 during 1998 pursuant to this provision.

      Georgia Malls Portfolio--On November 4, 1997, CRLP acquired three enclosed shopping malls in Georgia (including Glynn Place Mall in Brunswick, Georgia, Lakeshore Mall in Gainesville, Georgia, and Valdosta Mall in Valdosta, Georgia) for an aggregate purchase price of $97.0 million. The portfolio contains a total of 1.4 million square feet of gross leasable area. In connection with the acquisition, which was structured as a tax-deferred, like-kind exchange, CRLP agreed to sell to a third party four multifamily properties for an aggregate sales price of $54.8 million, which the third-party purchaser paid by assuming an existing mortgage of $10.0 million and paying $44.8 million in cash. CRLP used the cash portion of the sales price, together with an advance on CRLP's line of credit in the approximate amount of $52.2 million, to pay the purchase price of the three malls. The three properties have anchor tenants including Sears, Belk, JC Penney, and Kmart, and collectively were 91% leased at December 31, 1997.

      Retail Portfolio--On December 5, 1997, and January 20, 1998, CRLP completed the acquisition of eight retail properties consisting of three enclosed malls located in Staunton, Virginia and Burlington and Mount Airy, North Carolina and five community shopping centers located in Abingdon, Virginia, Greensboro, Locust, and Yadkinville, North Carolina and Chattanooga, Tennessee. The portfolio contains a total of 1.5 million square feet of gross leasable area and was acquired for a total purchase price of $78.5 million. The purchase price was funded through the issuance of 661,517 OP Units, valued at $19.5 million, the assumption of $5.7 million of debt , and an advance on CRLP's unsecured line of credit. The eight properties collectively were 97% leased at December 31, 1997. The acquisition agreement for the mall in Staunton, Virginia provides for CRLP to make an additional payment to the seller if certain lease-up conditions are satisfied. CRLP expects to make an additional payment of approximately $1.8 million pursuant to this provision.

      Village at Roswell Summit--On December 31, 1997, CRLP acquired through merger the Village at Roswell Summit, a 25,000 square foot community shopping center in Atlanta, Georgia, for a purchase price of $3.0 million. The purchase price was funded through the assumption of $1.7 million of debt with an interest rate of 8.93%, and an advance on CRLP's unsecured line of credit. The center was 90% leased at December 31, 1997. Village at Roswell Summit was purchased from a partnership whose partners included a director of Colonial Properties Holding Company, Inc.

Retail Expansion Activity

      Macon Mall--During the first quarter of 1997, CRLP completed its 422,000 square foot expansion of Macon Mall, a super regional mall located in Macon, Georgia. The mall expansion includes new anchor tenants Parisian, Inc. and Dillard Department Stores, Inc. together with 50 specialty shops, which have joined existing department stores including Macy's Primary Real Estate, Inc., Belk-Matthews Company of Macon, Georgia, a Georgia Corporation, Sears, Roebuck and Company and J.C. Penney Company, Inc. Macon Mall now contains approximately 1,439,000 square feet of retail shopping space. The project expansion costs totaled $52 million and were funded through advances on CRLP's line of credit. CRLP expects to complete lease-up of this expansion during the first quarter of 1998.

      Montgomery Promenade--During the fourth quarter of 1997, CRLP completed the 239,000 square foot expansion of Montgomery Promenade, a power center containing approximately 209,000 square feet located in Montgomery, Alabama. The expansion, which is known as Montgomery Promenade North, increases the shopping center to 448,000 square feet of leasable area and includes a 130,000 square foot tenant-owned Home Depot. Montgomery Promenade is anchored by Winn Dixie Market Place, Stein Mart, Michael's Arts & Crafts, Goody's, Books-A-Million, and K & B Drugs. Project expansion costs totaled $8.1 million and were funded through advances on CRLP's line of credit. CRLP expects to complete lease-up during the first quarter of 1998.

Office Property Acquisitions

      Riverchase Center--In two transactions on January 1 and January 8, 1997, CRLP acquired Riverchase Center 2100 and a 73.05% interest in Riverchase Center 2200/2300. Riverchase Center is an office park comprised of eight one-level buildings in Birmingham, Alabama. Major tenants include AT & T, BellSouth, and Hewlett Packard. The purchase price of $20.8 million was funded by the assumption of $8.7 million in mortgage debt, the issuance of 25,163 OP Units, valued at $700,000, and an advance on CRLP's unsecured line of credit. Effective November 1, 1997, CRLP purchased the remaining 26.95% interest in the property by issuing 114,798 OP Units. Riverchase Center was built between 1984 and 1988 and was 87% leased at December 31, 1997.

      Lakeside Office Park--On May 22, 1997, CRLP acquired Lakeside Office Park, an office park comprised of two three-story brick and glass multi-tenant buildings in Huntsville, Alabama totaling 121,000 square feet of leasable area. Major tenants include Lockheed Martin, Accugraph, and IBM. The purchase price of $8.8 million was funded by an advance on CRLP's unsecured line of credit. Lakeside Office Park was built during 1989 and 1990 and was 96% leased at December 31, 1997.

      Progress Center--On June 26, 1997, CRLP acquired Progress Center, an office park comprised of five one-story multi-tenant buildings in Huntsville, Alabama totaling 225,000 square feet of leasable area. Major tenants include McDonnell Douglas, ADTRAN, Nichols Research Corporation, IKON, and Telos Engineering. The purchase price of $15.6 million was funded through the exchange of CRLP's 25,000 square foot Whitesburg office building, which was also in Huntsville, and by an advance on CRLP's unsecured line of credit. Progress Center was built in phases from 1983 to 1991 and was 96% leased at December 31, 1997.

      Mansell Office Park--On July 31, 1997, CRLP acquired through merger Mansell Office Park in Atlanta, Georgia, comprised of six buildings totaling 352,000 square feet, for a purchase price of $48.5 million. Major tenants include Compdent, Electronic Data Services (EDS), Motorola, NationsBank, and Xerox. The purchase price was funded by the assumption of $31.7 million in mortgage debt, the issuance of 540,235 OP Units, valued at $15.7 million, and an advance on CRLP's unsecured line of credit. Mansell Office Park was built between 1987 and 1996 and was 100% leased at December 31, 1997. As a result of this transaction, the seller, William M. Johnson, was elected as a director of Colonial Properties Holding Company, Inc. In connection with its acquisition of this property, CRLP also agreed to acquire an additional office property consisting of 163,000 square feet of net rentable area and an additional retail property containing 21,000 square feet of gross leasable area. The purchase price of the additional properties, which are located in or near the Mansell Office Park, is expected to be approximately $24.3 million (subject to increase if certain lease-up conditions are satisfied), which will be paid through the issuance of OP Units, the assumption of debt and an advance on CRLP's unsecured line of credit. CRLP expects to acquire the additional properties by the end of the second quarter of 1998.

Financing Activity

      CRLP funded a large portion of its acquisitions and developments through the issuance of debt securities and through cash contributions from the Company through the issuance of its common and preferred shares. During 1997, the Company and CRLP completed the following equity and debt transactions:


                      Common Share Offerings
                                        (in thousands)
                                   -------------------------
            Number of    Price      Gross   Offering  Net
   Date     Common       Per                Costs    Proceeds
             Shares       Share    Proceeds
-----------------------  --------  -------- -------  -------
January     1,500,000  $ 29.8750 $  44,812  $ 1,457 $ 43,355
July        1,700,000  $ 30.9375 $  52,594  $ 2,945 $ 49,649
December      165,632  $ 30.1875 $   5,000  $   330 $  4,670

                     Preferred Share Offering
                                        (in thousands)
                                   -------------------------
            Number of     Price
   Date     Preferred      Per       Gross  Offering   Net
             Shares       Share    Proceeds   Costs  Proceeds
-----------------------  --------  -------- -------  -------
November    5,000,000  $ 25.0000 $ 125,000  $ 4,451 $ 120,549

                          Debt Offerings
                                                                     Gross
                     Type of                                        Proceeds
      Date             Note            Maturity       Rate       (in thousands)
----------------- ---------------  --------------------------   ----------------
January           Medium-term      January, 2003     7.16%   $            50,000
July              Medium-term      July, 2004        6.96%   $            75,000
August            Medium-term      August, 2005      6.96%   $            25,000
September         Medium-term      September, 2005   6.98%   $            25,000


On July 10, 1997, CRLP increased the borrowing capacity under its unsecured line of credit from $125 million to $200 million. The credit facility, which is used by CRLP primarily to finance additional property investments, bears interest at a rate ranging between 100 and 150 basis points above LIBOR and is renewable annually. As of December 31, 1997, the balance outstanding on CRLP's line of credit was $117.1 million, bearing interest at a rate of 110 basis points above LIBOR.


Business Strategy

      The general business strategy of the Company and CRLP is to generate stable and increasing cash flow and portfolio value for its shareholders. The Company and CRLP (and their predecessor) have implemented this strategy principally by (i) realizing growth in income from its existing portfolio of properties, (ii) developing, expanding, and selectively acquiring additional multifamily, retail, and office properties in growth markets located in the Sunbelt region of the United States, where CRLP has first-hand knowledge of growth patterns and local economic conditions, (iii) managing its own properties, which has enabled it to better control operating expenses and establish long-term relationships with its retail and office tenants, (iv) maintaining the Company's third-party property management business, which has increased cash flow and established additional relationships with tenants, and
(v) employing a comprehensive capital maintenance program to maintain properties in first-class condition. CRLP's business strategy and the implementation of that strategy are determined by CRLP's partners and may be changed from time to time.

Financing Strategy

      CRLP intends to maintain a ratio of long-term debt to total market capitalization (i.e., the total debt divided by the market value of issued and outstanding Common Shares and Units plus total debt) in the range of 30% to 45%. CRLP's total market capitalization as of December 31, 1997, was $1.8 billion, and its ratio of debt to total market capitalization was 39.8%. At December 31, 1997, CRLP's total debt included fixed-rate debt of $531.3 million, or 75.7% of total debt, and floating-rate debt of $170.7 million, or 24.3% of total debt.
CRLP has obtained interest rate protection for $67.8 million of the floating-rate debt.

      CRLP may from time to time reevaluate its borrowing policies in light of then current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities, and other factors. CRLP may modify its borrowing policy and may increase or decrease its ratio of debt to total market capitalization. To the extent that the partners of CRLP determine to seek additional capital, CRLP may raise such capital through additional equity offerings by the Company, debt financings, or retention of cash flow (subject to provisions in the Code requiring the distribution by a REIT of a certain percentage of taxable income and taking into account taxes that would be imposed on undistributed taxable income) or a combination of these methods.


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


Operational Structure

      Multifamily Division--The multifamily division of CRLP is responsible for all aspects of CRLP's multifamily operations, including day-to-day management and leasing of the 43 Multifamily Properties, as well as development and acquisition of additional multifamily properties. The multifamily division also is responsible for the provision of third-party management services for apartment communities in which CRLP does not have an ownership interest. The multifamily division has regional offices in Birmingham, Mobile and Montgomery, Alabama, Orlando and Tampa, Florida, and Stockbridge, Georgia.

      Retail Division--CRLP's retail division is responsible for all aspects of CRLP's retail operations, including the provision of management and leasing services for the 37 Retail Properties, as well as the development and acquisition of additional retail properties. The retail division also is responsible for the provision of third-party management services for retail properties in which CRLP does not have an ownership interest and for brokerage services in other retail property transactions. The retail division has regional offices in Birmingham, Alabama, Orlando, Florida, Macon, Georgia and Burlington, North Carolina.

      Office Division--CRLP's office division is responsible for all aspects of CRLP's commercial office operations, including the provision of management and leasing services for the 13 Office Properties, as well as the development and acquisition of additional office properties. The office division also is responsible for the provision of third-party management services for office properties in which CRLP does not have an ownership interest and for brokerage services in other office property transactions. The office division has a regional office in Atlanta, Georgia.

Employees

      CRLP  employs  approximately  800  persons,   including  on-site  property
employees who provide services for the Properties that CRLP owns and/or manages.


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

Item 2.    Properties.


General

      CRLP acquired 36 properties in connection with the Formation Transactions, and acquired or developed 19 additional properties and an additional phase of an existing property in 1994, six additional properties in 1995, 11 additional properties in 1996, and 25 additional properties in 1997. Since the Company's initial public offering ("IPO"), CRLP has developed four additional Multifamily Properties and has disposed of eight properties, all through tax-deferred, like-kind exchanges. The 93 Properties owned by CRLP at December 31, 1997, consisted of 43 Multifamily Properties, 37 Retail Properties, and 13 Office Properties, as described in more detail below.

                             Summary of Properties

                                        Total 1997   Percent of      Percentage
                             Units/      Property    Total 1997     Occupancy at
 Type of        Number of     GLA/      Revenue (2)   Property     Dec. 31, 1997
 Property      Properties    NRA (1)  (in thousands) Revenue (2)         (3)
------------  -----------  --------  --------------  ------------   ------------

Multifamily       43        13,759   $    95,503         51.8%          93.8%
Retail ....       37    10,558,000        71,179         38.6%          93.3%
Office ....       13     1,859,000        17,761          9.6%          95.5%
                                     -----------        -----
    Total .       93                 $   184,443        100.0%
                                     ===========        =====


(1) Units (in this table only) refers to multifamily apartment units, GLA refers to gross leasable area of retail space and NRA refers to net rentable area of office space. Information is presented as of December 31, 1997.
(2) Includes CRLP's proportionate share of revenue from those Office Properties accounted for under the equity method, and CRLP's share of the properties disposed of in 1997.
(3) Excludes 1,972 units of expansion phases of five Multifamily Properties that had not achieved stabilized occupancy as of December 31, 1997.


Multifamily Properties

      The 43 Multifamily Properties owned by CRLP at December 31, 1997, contain a total of 13,759 garden-style apartments and range in size from 104 to 1,080 apartment units. Fourteen of the Multifamily Properties were acquired by CRLP in connection with the Formation Transactions, 13 Properties and one additional phase of an existing Property were acquired during 1994, seven Properties were acquired during 1996 and five Properties were acquired during 1997. Also, since the Company's IPO CRLP has developed four additional Multifamily Properties. Twenty Multifamily Properties (containing a total of 6,985 apartment units) are located in Alabama, 13 Multifamily Properties (containing a total of 4,502 apartment units) are located in Florida, eight Multifamily Properties (containing a total of 1,594 apartments units) are located in Georgia, one Multifamily Property (containing a total of 328 apartment units) is located in Mississippi, and one Multifamily Property (containing a total of 350 apartment units) is located in South Carolina. Each of the Multifamily Properties is established in its local market and provides residents with numerous amenities, which may include a swimming pool, exercise room, jacuzzi, clubhouse, laundry room, tennis court(s), and/or a playground. All of the Multifamily Properties are managed by CRLP.

The following table sets forth certain additional information relating to the Multifamily Properties as of and for the year ended December 31, 1997.

                             Multifamily Properties
                                                                                             Average Total Multifamily Percent of
                                               Year       Number     Approximate              Rental    Property       Total 1997
 Multifamily                                Completed       of      Rentable Area  Percent     Rate    Revenue for      Property
 Property (1)                Location          (2)        Units (3) (Square Feet) Occupied   Per Unit    1997          Revenue (4)
-----------------------   ---------------   ----------- ----------  ------------  --------   --------  ---------    -------------
Alabama:
CV at Ashford Place ......   Mobile               1983      168        139,000      95.8%  $  488    $ 1,007,257         0.5%
CV at Rocky Ridge ........   Birmingham           1984      226        259,000      92.0%     598      1,491,752         0.8%
Colony Park ..............   Mobile               1975      201        130,000      92.5%     387        879,268         0.5%
CG at Galleria Woods .....   Birmingham           1994      244        261,000      92.6%     656      1,710,598         0.9%
CG at Mountain Brook .....   Birmingham        1987/91      392        393,000      89.5%     679      2,679,375         1.5%
CV at Trussville .........   Birmingham        1996/97      376        410,000      (7)       674      1,424,920         0.8%
CV at Cahaba Heights .....   Birmingham           1992      125        131,000      92.0%     701        923,694         0.5%
CG at Edgewater ..........   Huntsville           1990      308        323,000      98.4%     571      2,153,980         1.2%
CV at Inverness ..........   Birmingham     1986/87/90      586        395,000      90.8%     540      2,955,040         1.6%
CV at Huntleigh Woods ....   Mobile               1978      233        199,000      99.6%     433      1,250,658         0.7%
CG/CV at Inverness
     Lakes  Mobile ......                      1983/96      366        362,000      96.8%     572      2,837,271         1.5%
CV at McGehee Place ......   Montgomery        1986/95      468        404,000      92.5%     539      2,526,700         1.4%
CV at Monte D'Oro ........   Birmingham           1977      200        296,000      97.5%     650      1,531,823         0.8%
Patio ....................   Auburn         1966/83/84      240        179,000      95.8%     411      1,118,992         0.6%
CV at Hillcrest ..........   Mobile               1981      104        114,000     100.0%     590        740,351         0.4%
CG at Galleria ...........   Birmingham        1986/96    1,080      1,195,000      92.3%     614      6,095,519         3.3%
CG at Research Park ......   Huntsville        1987/94      736        809,000      97.0%     555      5,282,727         2.9%
CG at Riverchase .........   Birmingham        1984/91      468        746,000      94.2%     746      3,888,784         2.1%
Ski Lodge Tuscaloosa .....   Tuscaloosa        1976/92      304        273,000      94.1%     406      1,402,641         0.8%
CV at Hillwood ...........   Montgomery           1984      160        151,000      95.6%     550        959,472         0.5%
    Other ................                                                                             9,773,474         5.3%
                                                       --------    -----------     -----    -------    -----------      ----
    Subtotal - Alabama (20 Properties) ...                6,985      7,169,000      94.1%     582     52,634,296        28.6%
                                                       --------    -----------     -----    -------    -----------      ----
Florida:
CG at Kirkman ...............Orlando              1991      370        337,000      92.2%     759      3,361,931         1.8%
CG at Carrollwood ...........Tampa                1966      244        286,000      96.3%     803      2,224,130         1.2%
CG at Bayshore ..............Bradenton            1997      332        369,000      (7)       722      1,364,051         0.7%
CG at Heathrow ..............Orlando              1997      312        370,000      95.5%     817      2,984,876         1.6%
CG at Hunter's Creek ........Orlando              1997      496        624,000      (7)       833      1,968,151         1.1%
CG at Palma Sola ............Bradenton            1992      340        292,000      91.2%     689      2,341,892         1.3%
CG at Palm Aire .............Sarasota             1991      248        252,000      99.2%     785      2,219,046         1.2%
CG at Gainesville ...........Gainesville    1989/93/94      560        489,000      93.6%     720      4,551,652         2.5%
CG at Ponte Vedra ...........Jacksonville         1988      240        212,000      95.4%     666      1,723,195         0.9%
CV at Oakleigh ..............Pensacola            1997      176        186,000      94.7%     683        751,218         0.4%
CV at River Hills ...........Tampa             1991/97      528        465,000      (7)       614      2,519,441         1.4%
CV at Lake Mary .............Orlando           1991/95      504        431,000      98.0%     628      3,764,405         2.0%
CV at Cordova ...............Pensacola            1983      152        116,000      98.7%     497        896,927         0.5%
    Other ...................                                                                            972,311         0.5%
                                                       --------    -----------     -----     ------    -----------      ----
    Subtotal - Florida (13 Properties) ...                4,502      4,429,000      95.2%     714     31,643,226        17.1%
                                                       --------    -----------     -----     ------    -----------      ----
Georgia:
CG at Barrington ............Macon                1996      176        201,000      80.1%     658      1,249,780         0.7%
CG at Wesleyan ..............Macon                1997      240        240,000      (7)       621        600,453         0.3%
North Ingle Villas ..........Macon                1983      140        133,000      82.1%     550        732,141         0.4%
CV at White Bluff ...........Savannah             1986      120        108,000      91.7%     631        871,295         0.5%
CV at Vernon Marsh ..........Savannah          1986/87      178        151,000      95.5%     610      1,264,803         0.7%
CG at Spring Creek ..........Macon             1992/94      296        328,000      91.6%     618      2,104,184         1.1%
CV at Stockbridge ...........Stockbridge       1993/94      240        253,000      96.3%     672      1,790,655         1.0%
CV at Timothy Woods .........Athens               1996      204        211,000      89.2%     740        825,338         0.4%
                                                        -------    -----------     -----     ------    -----------      ----
    Subtotal - Georgia (8 Properties) ....                1,594      1,625,000      90.1%     641      9,438,649         5.1%
                                                        -------    -----------     -----     ------    -----------      ----
  Mississippi:
CG at Natchez Trace .........Jackson           1995/97      328        343,000      99.0%     637      1,025,654         0.6%
                                                        -------    -----------     -----     ------    -----------      ----
    Subtotal - Mississippi (1 Property) ..                  328        343,000      99.0%     637      1,025,654         0.6%
                                                        -------    -----------     -----     ------    -----------      ----
South Carolina:
CV at Caledon Wood ..........Greenville        1995/96      350        367,000      86.0%     727        761,142         0.4%
                                                        -------    -----------     -----     ------    -----------      ----
    Subtotal - South Carolina (1 Property)                  350        367,000      86.0%     727        761,142         0.4%
                                                        -------    -----------     -----     ------    -----------      ----

    TOTAL (43 Properties) ................               13,759     13,933,000      93.8%    $ 631 (5) $95,502,967      51.8%
                                                        =======    ===========     =====     ========  ===========      ====

(footnotes on next page)


(1)All Multifamily Properties are 100% owned by CRLP. In the listing of Multifamily Property names, CG has been used as an abbreviation for Colonial Grand and CV as an abbreviation for Colonial Village.
(2)Year initially completed and, where applicable, year(s) in which additional phases were completed at the Property.
(3)Units (in this table only) refers to multifamily apartment units. Number of Units includes all apartment units occupied or available for occupancy at December 31, 1997.
(4)Percent of Total 1997 Property Revenue represents the Multifamily Property's proportionate share of all revenue from the 93 Properties and the Properties disposed of in 1997.
(5)Represents weighted average rental rate per unit of the 43 Multifamily Properties at December 31, 1997.
(6)Represents revenues from the date of CRLP's acquisition of this Property in 1997 through December 31, 1997.
(7) Expanded or newly developed property currently undergoing lease-up. (8) Represents revenues from the Properties disposed of in 1997.

      The following table sets forth the total number of apartment units, percent leased and average base rental rate per apartment unit as of the end of each of the last five years for the Multifamily Properties:


                                                                   Average Base
                                      Number          Percent      Rental Rate
                 Year-End          of Units (1)     Leased (2)      Per Unit
            December 31, 1997         13,759             93.8%        $631
            December 31, 1996         13,617             94.8%        $579
            December 31, 1995         11,239             95.7%        $552
            December 31, 1994         10,972             96.0%        $531
            December 31, 1993          3,618             96.7%        $510


(1)Units (in this table only) refers to multifamily apartment units owned at year end.
(2)Represents weighted average occupancy of the Multifamily Properties that had achieved stabilized occupancy at the end of the respective period.

Retail Properties

      The 37 Retail Properties owned by CRLP at December 31, 1997, contain a total of approximately 10.6 million square feet (including space owned by anchor tenants). Ten of the Retail Properties are located in Alabama, 11 are located in Florida, seven are located in Georgia, five are located in North Carolina, one is located in South Carolina, one is located in Tennessee, and two Retail Properties are located in Virginia. The Retail Properties consist of 12 enclosed regional malls (Briarcliffe Mall, Brookwood Village, Gadsden Mall, Glynn Place Mall, Holly Hill Mall, Lakeshore Mall, Macon Mall, Mayberry Mall, River Oaks Center, Staunton Mall, Valdosta Mall, and Village Mall), two power centers, and 23 neighborhood shopping centers. Nine of the 37 Retail Properties were originally developed by CRLP, two were acquired in 1994, six were acquired in 1995, four were acquired in 1996, and 16 were acquired in 1997. All of the Retail Properties are managed by CRLP.

The following table sets forth certain information relating to the Retail Properties as of and for the year ended December 31, 1997.

                               Retail Properties
                                                                                          Average
                                                                                            Base
                                                 Gross                                      Rent
                                                Leasable                                    Per      Total Retail    Percent of
                                     Year         Area    Number                Total      Leased      Property      Total 1997
 Retail                            Completed    (Square     Of     Percent    Annualized   Square     Revenue for     Property
 Property (1)        Location         (2)      Feet) (3)  Stores  Leased (3)  Base Rent    Foot (4)      1997        Revenue (5)
---------------------------------------------------------------------------------------------------------------------------------

Alabama:
River Oaks ...........Decatur       1979/89     494,000        58     88.3%   $3,293,000  $ 14.90    $ 4,828,318         2.6%
                                                 81,000(6)
Brookwood Village ....Birmingham    1973/91     463,000        69     86.3%    3,836,000    12.74      3,631,284 (7)     2.0%
                                                231,000(6)
Gadsden Mall .........Gadsden       1974/91     492,000        61     96.9%    2,705,000    14.14      4,500,473         2.4%
Village Mall .........Auburn     1973/84/89     399,000        63     93.5%    2,606,000    14.44      4,026,642         2.2%
Montgomery Promenade .Montgomery    1990/97     274,000        31     98.3%    1,679,000    14.80      2,214,901         1.2%
                                                174,000(6)
McGehee Place ........Montgomery       1986      55,000        13     86.3%      526,000    11.51        691,375         0.4%
                                                 50,000(6)
Bellwood .............Montgomery       1988      37,000        15     86.1%      401,000    10.91        500,703         0.3%
                                                 50,000(6)
Old Springville ......Birmingham       1982      64,000        14    100.0%      405,000     8.39        500,277         0.3%
Heatherbrooke Center .Birmingham       1984      28,000         5    100.0%      393,000    11.85        370,728 (7)     0.2%
Olde Town ............Montgomery    1978/90      39,000        15     95.3%      336,000     9.66        427,795         0.2%
                                             ----------   -------    -----    ----------    -----    -----------        -----
    Subtotal-Alabama (10 Properties) .....    2,931,000       344     92.0%   16,180,000    13.36     21,692,496        11.8%
                                             ----------   -------    -----    ----------    -----    -----------        -----
Florida:
University Park ......Orlando       1986/89     399,000        41     94.6%    2,763,000    13.65      3,668,053         2.0%
Country Lake .........Orlando          1990     217,000        28     97.3%    1,063,000    10.57      1,716,094         0.9%
Burnt Store Square ...Punta Gorda      1990     199,000        21     90.2%    1,241,000    11.64      1,549,115         0.8%
Winter Haven .........Orlando          1986     197,000        24     89.4%    1,292,000    11.50      1,440,257         0.8%
Northdale Court ......Tampa            1988     193,000        27     81.5%    1,322,000     9.50      1,949,345         1.1%
                                                 55,000(6)
Bear Lake ............Orlando          1990     125,000        20     85.8%      839,000    12.97      1,117,744         0.6%
Paddock Park .........Ocala            1988      87,000        20     97.6%      663,000    11.89        859,833         0.5%
Bardmoor Village .....St. Petersburg   1981     158,000        27     98.1%    1,355,000    15.45      1,772,679         1.0%
Island Walk ..........Orlando       1993/95     222,000        24     98.2%    1,914,000    15.00      2,262,172         1.2%
Wekiva Riverwalk .....Orlando          1990     209,000        26     82.7%    1,950,000    18.61      2,457,767         1.3%
Lakewood Plaza .......Jacksonville     1995     195,000        39     88.9%    1,366,000     9.30        470,071 (7)     0.3%
                                             ----------   -------    -----    ----------    -----    -----------        -----
    Subtotal-Florida (11 Properties) .....    2,256,000       297     91.5%   15,768,000    12.40     19,263,130        10.4%
                                             ----------   -------    -----    ----------    -----    -----------        -----
Georgia:
Macon Mall ...........Macon      1975/88/97     757,000       158      (8)     9,778,000    22.59     15,903,335         8.6%
                                                682,000(6)
Beechwood Center .....Athens        1963/92     336,000        51     98.1%    2,404,000    10.29      2,329,786 (7)     1.3%
Britt David ..........Columbus         1990     110,000        10    100.0%      746,000    12.48        936,002         0.5%
Lakeshore Mall .......Gainesville   1984-97     518,000        64     93.6%    3,358,000    16.45        850,449 (7)     0.5%
Valdosta Mall ........Valdosta      1982-85     325,000        53     93.7%    2,831,000    15.93        844,207 (7)     0.5%
                                                 74,000(6)
Glynn Place Mall .....Brunswick        1986     285,000        54     84.7%    2,581,000    15.22        620,856 (7)     0.3%
                                                226,000(6)
Village at Roswell Summit..Atlanta     1988      25,000        11     90.0%      320,000    14.77              - (7)     0.0%
                                             ----------   -------    -----    ----------    -----    -----------        -----
    Subtotal-Georgia (7 Properties) ......    3,338,000       401     93.4%   22,018,000    17.93     21,484,635        11.7%
                                             ----------   -------    -----    ----------    -----    -----------        -----
North Carolina:
Holly Hill Mall ...... Burlington 1969/86/94    422,000        57     98.8%    2,591,000    13.94        820,231 (7)     0.4%
Mayberry Mall ........ Mount Airy    1968/86    150,000        19     95.4%      712,000    10.37        163,627 (7)     0.1%
                                                 55,000(6)
Quaker Village ....... Greensboro 1968/88/97    114,000        32    100.0%    1,028,000    10.02        202,015 (7)     0.1%
Yadkin Plaza ......... Yadkinville   1971/97     94,000        13    100.0%      651,000     6.20         59,046 (7)     0.0%
Stanly Plaza ......... Locust        1987/96     47,000         7    100.0%      249,000     7.27         44,373 (7)     0.0%
                                             ----------   -------    -----    ----------    -----    -----------        -----
    Subtotal-North Carolina (5 Properties)      882,000       128     98.6%    5,231,000    10.71      1,289,292         0.7%
                                             ----------   -------    -----    ----------    -----    -----------        -----
South Carolina:
Briarcliffe Mall .....Myrtle Beach     1986     488,000        78     96.7%    4,066,000    15.55      6,725,317         3.6%
                                             ----------   -------    -----    ----------    -----    -----------        -----
    Subtotal-South Carolina (1 Property) .      488,000        78     96.7%    4,066,000    15.55      6,725,317         3.6%
                                             ----------   -------    -----    ----------    -----    -----------        -----
Tennessee:
Rivermont Shopping Center..Chattanooga 1986/97   75,000         8     95.4%      366,000     6.57         75,381         0.0%
                                             ----------   -------    -----    ----------    -----    -----------        -----
     Subtotal-Tennessee (1 Property) ......      75,000         8     95.4%      366,000     6.57         75,381         0.0%
                                             ----------   -------    -----    ----------    -----    -----------        -----
Virginia:
Staunton Mall ........Staunton   1969/86/97     422,000        46     93.2%    1,841,000     9.92        467,986         0.3%
Abingdon Towne Centre ..Abingdon    1987/96     166,000        19    100.0%    1,001,000     9.81        180,352         0.1%
                                             ----------   -------    -----    ----------    -----    -----------        -----
    Subtotal-Virginia (2 Properties) .....      588,000        65     95.1%    2,842,000     9.81        648,338         0.4%
                                            ----------   -------    -----    ----------    -----    -----------        -----

    Total (37 Properties) ................   10,558,000     1,321     93.3%  $66,471,000  $ 14.38   $ 71,178,589        38.6%
                                             ==========   =======    =====    ==========    =====    ===========        =====

(footnotes on next page)





(1)         All Retail Properties are 100% owned by CRLP.
(2)Year initially completed and, where applicable, year(s) in which the Property was substantially renovated or an additional phase of the Property was completed.
(3)Total GLA includes space owned by anchor tenants, but Percent Leased excludes such space.
(4) Includes specialty store space only.
(5)Percent of Total 1997 Property Revenue represents the Retail Property's proportionate share of all revenue from the 93 Properties.
(6) Represents space owned by anchor tenants.
(7)Represents revenues from the date of CRLP's acquisitions of the Property in 1997 through December 31, 1997.
(8) Expanded or newly developed property currently undergoing lease-up.


      The following table sets forth the total gross leasable area, percent leased and average base rent per leased square foot as of the end of each of the last five years for the Retail Properties:


                                Gross                      Average
                             Leasable Area   Percent     Base Rent Per
             Year-End      (Square Feet) (1)  Leased  Leased Square Foot(2)
        December 31, 1997     8,880,000       93.3%         $14.38
        December 31, 1996     4,856,000       93.8%         $14.66
        December 31, 1995     3,758,000       93.1%         $13.23
        December 31, 1994     2,467,000       95.8%         $12.61
        December 31, 1993     2,158,000       95.0%         $12.27


(1)         Excludes 1,678,000 square feet of space owned by anchor tenants.
(2) Average base rent per leased square foot is calculated using specialty store year-end base rent figures.

            The following table sets out a schedule of the lease expirations for leases in place as of December 31, 1997, for the Retail Properties:

                             Net Rentable      Annualized     Percent of Total
  Year of     Number of        Area Of        Base Rent of    Annual Base Rent
   Lease     Tenants with   Expiring Leases    Expiring        Represented by
 Expiration Expiring Leases (Square Feet)(1) Leases (1)(2)   Expiring Leases (1)
--------------------------------------------------------------------------------

  1998            280          872,122        $ 8,928,000           13.5%
  1999            220          702,133          6,984,000           10.1%
  2000            205          938,119          8,148,000           12.3%
  2001            119          530,314          4,577,000            6.9%
  2002            130          513,252          5,230,000            7.9%
  2003             56          272,291          2,944,000            4.4%
  2004             52          530,403          3,541,000            5.4%
  2005             60          220,151          3,380,000            5.1%
  2006             57          614,853          4,825,000            7.3%
  2007             82          544,787          5,427,000            8.2%
  2008-2015        60        2,353,575         12,488,000           18.9%
            ----------     ------------     --------------    -----------
                1,321        8,092,000       $ 66,472,000          100.0%
            ==========     ============     ==============    ===========

(1)Excludes 1,678,000 square feet of space owned by anchor tenants and 788,000 square feet of space not leased as of December 31, 1997.
(2) Annualized base rent is calculated using base rents as of December 31, 1997.

Office Properties

      The 13 Office Properties owned by CRLP at December 31, 1997, contain a total of approximately 1.9 million rentable square feet. Eleven of the Office Properties are located in Alabama (representing 77% of the office portfolio's net rentable square feet) , one is located in Atlanta, Georgia and one is located in Orlando, Florida. The Office Properties range in size from approximately 30,000 square feet to 352,000 square feet. Four of the Office Properties were developed by Colonial, five of the Properties were acquired at various times between 1980 and 1990, and four of the Properties were acquired in 1997. All of the Office Properties are managed by CRLP.

The following table sets forth certain additional information relating to the Office Properties as of and for the year ended December 31, 1997.


                               Office Properties

                                                                                            Average
                                                                                             Base
                                                      Net                                    Rent
                                                    Rentable                                  Per       Total Office   Percent of
                                       Year           Area                     Total        Leased      Property      Total 1997
 Office                              Completed       Square       Percent      Annualized     Square     Revenue for     Property
 Property (1)           Location        (2)           Feet        Leased      Base Rent       Foot      1997 (3)        Revenue (4)
--------------------  ------------  -----------   ------------  ---------   ------------   ---------  ------------    ----------

Alabama:
Interstate Park ......Montgomery   1982-85/89       227,000        95.0%    $ 2,717,000    $ 12.76     $ 2,987,935        1.5%
Riverchase Center ....Birmingham      1984-88       306,000        87.2%      2,779,000       9.95       2,673,025 (7)    1.3%
International Park ...Birmingham      1987/89        93,000       100.0%      1,119,000      14.23       1,283,943 (8)    0.7%
Colonial Plaza .......Birmingham         1982       168,000       100.0%      2,410,000      14.66       1,784,666 (8)    1.0%
Progress Center ......Huntsville      1983-91       225,000        96.1%      1,732,000       8.26       1,031,030 (7)    0.6%
Lakeside Office Park .Huntsville      1989/90       121,000        96.0%      1,330,000      11.40         858,403 (7)    0.5%
AmSouth Center .......Huntsville         1990       157,000        92.6%      2,489,000      17.64       2,878,541        1.6%
P&S Building .........Gadsden      1946/76/91        40,000       100.0%        178,000       4.50         178,020        0.1%
250 Commerce St ......Montgomery      1904/81        35,000       100.0%        297,000       8.44         373,764        0.2%
Anderson Block (5) ...Montgomery      1981/83        34,000        96.1%        188,000       5.83         116,484        0.1%
Land Title Bldg ......Birmingham         1975        30,000       100.0%        383,000      12.85         142,583        0.1%
Other ................                                                                                     110,266 (6)    0.1%
                                               ------------      ------     ------------   -------     ------------       ---
    Subtotal-Alabama (11 Properties)              1,436,000        94.6%     15,622,000     11.66       14,418,660        7.8%
                                               ------------      ------     ------------   -------     ------------       ---
Florida:
University Park Plaza ..Orlando          1985        71,000        92.0%        813,000     14.37          871,548        0.5%
                                               ------------      ------     ------------   -------     ------------       ---
    Subtotal-Florida (1 Property) ..                 71,000        92.0%        813,000     14.37          871,548        0.5%
                                               ------------      ------     ------------   -------     ------------       ---
Georgia:
Mansell Office Park ..Atlanta      1987/96/97       352,000       100.0%      4,200,000     12.45        2,471,239 (7)    1.3%
                                               ------------      ------     ------------   -------     ------------       ---
    Subtotal-Georgia (1 Property) ..                352,000       100.0%      4,200,000     12.45        2,471,239        1.3%
                                               ------------      ------     ------------   -------     ------------       ---
    TOTAL (13 Properties) ..........              1,859,000        95.5%   $ 20,635,000   $ 12.18     $ 17,761,447        9.6%
                                               ============      ======     ============   =======     ============       ===


(1)All Office Properties are 100% owned by CRLP with the exceptions of Anderson Block and Land Title Building, which are each 33.33% owned by CRLP.
(2)Year initially completed and, where applicable, most recent year in which the Property was substantially renovated or in which an additional phase of the Property was completed.
(3)Total 1997 Office Property revenue is CRLP's share (based on its percentage ownership of the property) of total Office Property revenue, unless otherwise noted.
(4)Percent of Total 1997 Property Revenue represents the Office Property's proportionate share of all revenue from the 93 Properties and the Properties disposed of in 1997.
(5)CRLP has a leasehold interest in this Property.
(6)Represents  revenues  from the Property  disposed of in 1997.
(7)Represents revenues from the date of CRLP's acquisition of this Property in 1997 through December 31, 1997.
(8)Represents  CRLP's  percentage of 1997 revenues prior to CRLP's purchase  of the  remaining  interests  in this  Property,  and  CRLP's  100%
   interest in 1997 revenues subsequent to the purchase of the remaining interest in this Property.


     The following table sets out a schedule of the lease expirations for leases in place as of December 31, 1997, for the Office Properties (including all lease expirations for partially-owned Properties):

                             Net Rentable      Annualized     Percent of Total
  Year of     Number of        Area Of        Base Rent of    Annual Base Rent
   Lease     Tenants with   Expiring Leases    Expiring        Represented by
 Expiration Expiring Leases (Square Feet)(1) Leases (1)(2)   Expiring Leases (1)
--------------------------------------------------------------------------------

  1998            101          599,000        $ 6,497,000           31.5%
  1999             69          296,000          3,467,000           16.8%
  2000             57          283,000          3,426,000           16.6%
  2001             26          204,000          2,371,000           11.5%
  2002             16           68,000            820,000            4.0%
  2003              4           87,000          1,314,000            6.4%
  2004              2           23,000            254,000            1.2%
  2005              3           66,000          1,170,000            5.7%
  2006              4          108,000          1,204,000            5.8%
  2007              1            6,000            112,000            0.5%
              ----------     ------------     --------------    -----------
                  283        1,740,000       $ 20,635,000          100.0%
              ==========     ============     ==============    ===========

(1)  Excludes  119,000  square feet of space not leased as of December 31, 1997.
(2) Annualized base rent is calculated using base rents as of December 31, 1997.

      The following sets forth the net rentable area, total percent leased and average base rent per leased square foot for each of the last five years for the
Office Properties:

                         Net                          Average Base
                    Rentable Area         Total      Rent Per Leased
   Year-end         (Square Feet)    Percent Leased  Square Foot (1)

December 31, 1997    1,859,000         95.5%           $12.18
December 31, 1996    1,009,000         97.4%           $13.80
December 31, 1995    1,009,000         94.0%           $13.52
December 31, 1994    1,009,000         95.0%           $12.99
December 31, 1993    1,007,000         93.7%           $13.05

-----------------
(1)Average base rent per leased square foot is calculated using base rents as of December 31 for each respective year.

Undeveloped Land

      CRLP owns eight undeveloped land parcels consisting of approximately 103.2 acres (collectively, the "Land"). These parcels are adjacent to five of the Properties and are suitable for potential expansion at those Properties. The Land suitable for expansion is located adjacent to a Multifamily Property and four Retail Properties. Land adjacent to Multifamily Properties typically will be considered for potential development of another phase of an existing Multifamily Property if CRLP determines that the particular market can absorb additional apartment units. CRLP currently owns one such parcel. For expansions at Retail Properties, CRLP owns parcels both contiguous to the boundaries of Retail Properties, which would accommodate expansion of the mall or shopping center, and outparcels which are suitable for restaurants, financial institutions or free standing retailers. CRLP owns seven such parcels.

      Options to Acquire Additional Land--In addition to the Land, CRLP has options to acquire certain additional land parcels owned by the Lowder family
(collectively, the "Option Parcels"). The name, location, proposed use and acreage of each Option Parcel is as follows:


Site Name                         Location     Proposed Use           Acres
North Macon (Wimbleton Forest).Macon, GA       Retail/Multifamily      38.1
Osprey (Sarasota)  ............Sarasota, FL    Mixed Use               73.9
Interstate Park................Montgomery, AL  Office                  11.3
Huntsville Research Park.......Huntsville, AL  Office                   9.8

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


Property Markets

      The table below sets forth certain information with respect to the geographic concentration of the Properties as of December 31, 1997.

                     Geographic Concentration of Properties
                                                                        Percent
                                                                       Of Total
                  Units                                      Total       1997
                 (Multifamily)  GLA            NRA       1997 Property Property
    State          (1)       (Retail) (2)   (Office)(3)     Revenue     Revenue
-------------   ---------   ------------   -----------   -------------  --------

 Alabama           6,985      2,931,000     1,436,000    $ 88,745,452      48.2%
 Florida           4,502      2,256,000        71,000      51,777,904      28.0%
 Georgia           1,594      3,338,000       352,000      33,394,523      18.1%
 Mississippi         328             -0-           -0-      1,025,654       0.6%
 North Carolina       -0-       882,000            -0-      1,289,292       0.7%
 South Carolina      350        488,000            -0-      7,486,459       4.0%
 Tennessee            -0-        75,000            -0-         75,381       0.0%
 Virginia             -0-       588,000            -0-        648,338       0.4%
                ---------   ------------   -----------   -------------   -------
     Total        13,759     10,558,000     1,859,000    $ 184,443,003    100.0%
                =========   ============   ===========   =============   =======

(1)         Units (in this table only) refer to multifamily apartment units.
(2)         GLA refers to gross leaseable area of retail space.
(3)         NRA refers to net rentable area of office space.

      CRLP believes that the demographic and economic trends and conditions in the markets where the Properties are located indicate a potential for continued growth in property net operating income. The Properties are located in a variety of distinct submarkets within Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Virginia; however, Birmingham, Huntsville and Montgomery, Alabama, Orlando, Tampa and Sarasota/Bradenton, Florida, and Macon and Atlanta, Georgia, are CRLP's primary markets. CRLP believes that its markets in these eight states, which are characterized by stable and increasing population and employment growth, should continue to provide a steady demand for multifamily, retail, and office properties.

Mortgage Financing

      Certain of the Properties are subject to mortgage indebtedness. The Properties whose financial results are consolidated in the financial statements of CRLP are subject to existing mortgage indebtedness and other notes payable in an aggregate amount as of December 31, 1997, of approximately $702.0 million carrying a weighted average interest rate of 7.23% and a weighted average maturity of 7.3 years. The mortgage indebtedness on the Properties as of December 31, 1997, is set forth in the table below:


                        Mortgage Debt and Notes Payable

                                                              Anticipated
                                                              Annual Debt
                                               Principal         Service                     Estimated
                                 Interest     Balance (as of    (1/1/98-      Maturity      Balance Due
 Property (1)                       Rate       12/31/97)        12/31/98)     Date (2)      on Maturity
-------------------------------  ----------  -------------    -------------  ----------    --------------

 Multifamily Properties:
     CG at Carrollwood            8.870%    $ 6,230,000        $ 552,601      03/05/05     $ 6,230,000
     CG at Natchez Trace          7.950%      6,859,693          577,803      09/01/35          47,813
                                  8.000%      4,081,678          351,254      02/01/37          29,071
     CV at Rocky Ridge            5.900%      6,000,000          354,000      08/01/02(3)    6,000,000
                                  7.625%      1,335,000          188,648      08/01/02(3)      841,667
     CG at Galleria Woods         6.875%      7,253,376          645,715      07/15/99       7,035,235
     CG at Mountain Brook         8.000%     12,101,956        1,134,426      01/10/00      11,742,632
     CV at Cahaba Heights         8.060%      3,696,965          376,726      05/10/00       3,502,055
     CG at Edgewater              7.500%      9,811,501       10,481,759      11/15/98       9,685,749
     CV at Inverness              5.96%(4)    9,900,000          347,490      06/15/26(5)    9,900,000
     CV at Huntleigh Woods        9.500%      2,992,056 (8)       21,280 (8)  05/01/02       2,992,056 (8)
     CV at Inverness Lakes        5.900%      4,000,000          236,000      07/31/02(6)    4,000,000
                                  7.625%      1,663,333          204,037      07/31/02(7)    1,234,167
     CG at Galleria               4.540%     22,400,000          786,240      06/15/26(5)   22,400,000
     CG at Research Park          4.800%     12,775,000          448,403      06/15/26(5)   12,775,000
     CG at Riverchase             7.150%      9,081,348        9,134,047      12/31/98       8,967,396
     Ski Lodge-Tuscaloosa         9.500%      4,779,642 (8)       33,994 (8)  05/01/02       4,779,642 (8)
     CV at Vernon Marsh           5.96%(4)    4,500,000          157,950      06/15/26(5)    4,500,000
     CV at White Bluff            5.96%(4)    3,400,000          119,340      06/15/26(5)    3,400,000
     CV at Hillwood               5.900%      3,330,000          196,470      07/31/02(6)    3,330,000
                                  7.625%      1,593,333          197,203      07/31/02(7)    1,179,167

 Retail Properties:
     Bellwood                    10.125%      2,973,419          324,825      01/01/99       2,948,518
     Island Walk                  8.800%     10,253,337        1,059,766      10/01/01       9,578,044
     Mayberry Mall                9.220%      3,401,032          362,787      10/01/01       3,237,064
     Montgomery Promenade         9.250%     10,810,000          999,925      07/01/00      10,810,000
     Rivermont Shopping Center   10.125%      1,789,378          270,656      09/01/08          52,091
     University Park Plaza        8.870%     14,445,000        1,281,272      03/05/05      14,445,000
     Village at Roswell Summit    8.930%      1,652,438          168,057      09/01/05       1,401,860

 Office Properties:
     International Park           8.650%      2,011,911          216,795      10/01/99       1,931,425
     Interstate Park              8.500%      4,481,137          643,443      08/01/03       2,648,144
     Riverchase Center            7.880%      8,479,599          897,960      12/01/00       7,766,043
     Mansell Office Park          8.250%     17,571,480        1,595,700      01/10/08      15,285,811
                                  8.625%     14,007,994        1,333,754      06/01/00      13,682,324

 Other debt:
     Land Loan                    7.010%        668,364          712,178      09/30/98         649,897
     Line of Credit,
          incl. Comp. Bid         6.756%(9) 117,086,000        7,910,330      07/(10)8     117,086,000
     Unsecured Senior Notes       7.500%     64,886,337        4,875,000      07/15/01      65,000,000
     Unsecured Senior Notes       8.050%     64,741,683        5,232,500      07/15/06      65,000,000
     Medium Term Notes            7.050%     50,000,000        3,525,000      12/15/03      50,000,000
     Medium Term Notes            7.160%     50,000,000        3,580,000      01/17/03      50,000,000
     Medium Term Notes            6.690%     75,000,000        5,017,500      07/26/04      75,000,000
     Medium Term Notes            6.960%     25,000,000        1,740,000      08/01/05      25,000,000
     Medium Term Notes            6.980%     25,000,000        1,745,000      09/26/05      25,000,000
                                          -------------    -------------                --------------
 TOTAL                                    $ 702,043,990     $ 70,037,834                 $ 681,093,871
                                          =============    =============                ==============

       (footnotes presented on the next page)

(1)As noted in the table, certain Properties were developed in phases and separate mortgage indebtedness may encumber each of the various phases. In the listing of property names, CG has been used as an abbreviation for Colonial Grand and CV as an abbreviation for Colonial Village.
(2)All of the mortgages can be prepaid at any time, subject to prepayment penalties calculated typically on a yield maintenance basis, except for the mortgages encumbering CV at Rocky Ridge, CV at Inverness Lakes, CV at Hillwood, and CG at Natchez Trace, which are closed to prepayment for varying lengths of time.
(3)The maturity date noted represents the date on which credit enhancement expires for the tax-exempt municipal bonds put in place as part of the original financing for the Property. The stated maturity date for the loans is August 1, 2007.
(4)Represents the maximum interest rate payable by CRLP for the next nine months on these loans as the result of an interest rate protection agreement entered into by CRLP. The loans (which are financed through tax-exempt bonds) secured by these Properties (or phases thereof) bear interest at a variable rate, determined weekly at the rate necessary to produce a bid in the process of remarketing the bonds equal to par plus accrued interest, based on comparable issues in the market. The interest rate for these debt obligations as of December 31, 1997, was 3.80% for these Properties.
(5)These loans are financed through tax-exempt bonds which are credit enhanced by Fannie Mae. The loans, which bear interest at a weekly variable interest rate, require monthly interest payments through June 2006 and principal and interest payments from July 2006 through June 2026. The weighted average interest rate of these five loans was 3.87% at December 31, 1997.
(6)The maturity date noted represents the date on which credit enhancement expires for the tax-exempt municipal bonds put in place as part of the original financing for the Property. The stated maturity date for the loans is August 1, 2022.
(7)The maturity date noted represents the date on which credit enhancement expires for the tax-exempt municipal bonds put in place as part of the original financing for the Property. The stated maturity date for the loans is August 1, 2010.
(8)The principal balances outstanding on these loans were repaid in February 1998 through advances on CRLP's unsecured line of credit. The amounts presented for anticipated annual debt service for these loans represent the principal and interest paid during 1997 (excluding the final principal balance paid). The amounts presented for estimated balance due on maturity for these loans represent the outstanding balances that were repaid in February 1998.
(9)This line of credit facility bears interest at a variable rate, based on LIBOR plus a spread that ranges from 100 to 150 basis points. At December 31, 1997, line of credit facility bore interest at a rate of 110 basis points above LIBOR. The facility also includes a competitive bid feature that allows CRLP to convert up to $100 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. At December 31, 1997, $45 million was outstanding under a competitive bid loan which bore interest at a weighted average rate of 6.60%.
(10) This credit facility has a term of one year beginning in July 1997 and provides for a two-year amortization in the event of non-renewal.

      In addition to the foregoing mortgage debt, the two Office Properties in which CRLP owns partial interests (and which therefore are not consolidated in the financial statements of CRLP) also are subject to existing mortgage indebtedness. CRLP's pro-rata share of such indebtedness as of December 31, 1997, was $1,057,000 which carried a weighted average interest rate of 9.3%. The maturity dates of these loans range from May 31, 1998 to July 17, 2000, and as of December 31, 1997, the loans had a weighted average maturity of 1.8 years.

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

           No matters were submitted to CRLP's unit holders during the fourth quarter of 1997.

                              PART II

Item 5.    Market  for  Registrant's   Common  Equity  and  Related
           Shareholder Matters.

      There is no established public trading market for the Units. As of March 9, 1998, there were 69 holders of record of Units.

      CRLP has made consecutive quarterly distributions since its formation in the third quarter of 1993. The current indicated annual distribution rate is $2.20 per Unit ($.55 per Unit per quarter). CRLP's ability to make distributions depends on a number of factors, including its net cash provided by operating activities, capital commitments and debt repayment schedules. Holders of Units are entitled to receive distributions when, as and if declared by the Board of Directors of CPHC, its general partner, out of any funds legally available for that purpose.

      The following table sets forth the distributions per Unit paid by CRLP during the periods noted:

           Calendar Period    Distribution

      1998:
       First Quarter...........$   .55
      1997:
       First Quarter...........$   .52
       Second Quarter..........$   .52
       Third Quarter...........$   .52
       Fourth Quarter..........$   .52
      1996:
       First Quarter...........$   .50
       Second Quarter..........$   .50
       Third Quarter...........$   .50
       Fourth Quarter..........$   .50

Item 6.    Selected Financial Data.

      The following table sets forth selected financial and operating information on a historical basis for CRLP for each of the five years ended December 31, 1997. The historical operating data for the year ended December 31, 1993, has been partially derived from the historical financial statements of the Colonial Group, whose real estate interests were acquired in connection with the formation of CRLP in 1993. The "Colonial Group" consists of Colonial Properties, Inc., Equity Partners Joint Venture, Colonial Properties Management Association, and certain real estate interests of Thomas H. Lowder, Robert E. Lowder, James
K. Lowder, Catherine K. Lowder and the Bellwood Trust.

Dollar amounts in thousands,      1997    1996    1995    1994    1993
except unit data
-----------------------------------------------------------------------
OPERATING DATA
Total revenue                 $184,126 134,881 111,437  63,958  42,629
Expenses:
   Depreciation and             33,278  23,533  20,615  13,060   7,874
   amortization
   Other operating expenses     63,581  46,819  42,282  24,011  16,777
Income from operations          87,267  64,529  48,540  26,887  17,978
Interest expense                40,496  24,584  23,972  10,820  12,772
Other income (expense), net      3,069   1,104     674     582 (1,697)
Income before extraordinary     49,840  41,049  25,242  16,650   3,509
items
Dividends to preferred           1,671       -       -       -       -
unitholders
Net income (loss) available     44,519  40,538  25,242  16,650 (3,775)
to common unitholders
Per unit - basic and diluted:
   Net income                     1.55    1.58    1.28    1.17       -
   Distributions                  2.08    2.00    1.90    1.73       -
-----------------------------------------------------------------------
BALANCE SHEET DATA
Land, buildings, and
equipment, net               $ 1,268,430 801,798 624,514 555,577 236,058
Total assets                   1,396,660 947,947 681,297 603,135 290,925
Total debt                       702,044 506,435 354,100 344,234 110,432
-----------------------------------------------------------------------
OTHER DATA
Total properties (at end of         93      73      61      55      36
period)

Item 7.    Management's   Discussion   and  Analysis  of  Financial
           Condition and Results of Operations.

GENERAL

Colonial Realty Limited Partnership (CRLP or the Operating Partnership), a Delaware limited partnership, is the operating partnership of Colonial Properties Trust, an Alabama real estate investment trust (the "Company") whose shares are listed on the New York Stock Exchange. The Company is engaged in the ownership, development, management, and leasing of multifamily communities, retail malls and shopping centers, and office buildings. The Company owns and operates properties in eight states in the Southern region of the United States. As of December 31, 1997, CRLP's real estate portfolio consisted of 43 multifamily communities, 37 retail properties, and 13 office properties.

CRLP manages its business with three separate and distinct operating  divisions:
Multifamily, Retail, and Office. Each division has an Executive Vice President that oversees growth and operations and has a separate management team that is responsible for acquiring, developing, and leasing properties within each division. This structure allows CRLP to utilize specialized management personnel for each operating division. Although these divisions operate independently from one another, constant communication among the Executive Vice Presidents provides CRLP with synergy allowing CRLP to take advantage of a variety of investment opportunities.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing elsewhere in this report.

Any statement contained in this report which is not a historical fact, or which might be otherwise considered an opinion or projection concerning CRLP or its business, whether express or implied, is meant as, and should be considered, a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1996. Forward-looking statements are based upon assumptions and opinions concerning a variety of known and unknown risks, including but not limited to changes in market conditions, the supply and demand for leasable real estate, interest rates, increased competition, changes in governmental regulations, and national and local economic conditions generally, as well as other risks more completely described in CRLP's filings with the Securities and Exchange Commission. If any of these assumptions or opinions prove incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.


Results of Operations--1997  vs. 1996

In 1997, CRLP experienced growth in revenues, operating expenses, and net income available to common unitholders which resulted from the acquisition and development of 43 properties during 1997 and 1996. As a result of the acquisitions and developments, CRLP's net income before dividends to preferred unitholders increased by $5.0 million, or 18.0%, for 1997 when compared to 1996. On a per unit basis, net income available to commone unitholders was $1.55 for 1997, a 3.2% decrease, compared to $1.58 for 1996. The decrease in net income available to common unitholders, on a per unit basis, is directly attributable to the extraordinary loss from early extinguishment of debt and the dividends paid to the preferred unitholders.

Revenues--Total revenues increased by $49.2 million, or 36.5%, during 1997 when compared to 1996. Of this increase, $43.4 million relates to revenues generated by properties that were acquired or developed during 1997 and 1996. The remaining increase primarily relates to increases in rental rates at existing properties.

Operating Expenses--Total operating expenses increased by $26.5 million, or 37.7%, during 1997 when compared to 1996. The majority of this increase, $21.5 million, relates to additional operating expenses associated with properties that were acquired or developed during 1997 and 1996. Depreciation expense at existing properties increased by $1.8 million during 1997 when compare to 1996. The remaining increase primarily relates to the resolution of prior year reserves for certain tax contingencies, increases in operating expenses at existing properties, and overall increases in corporate overhead and personnel costs associated with CRLP's continued growth.

Other Income and Expenses--Interest expense increased by $15.9 million, or 64.7%, during 1997 when compared to 1996. The increase in interest expense is primarily attributable to the assumption of $75 million of debt, the issuance of $175 million in Medium Term Notes, and the increased usage of CRLP's Line of Credit in conjunction with the financing of acquisitions and developments.

Results of Operations--1996 vs. 1995

In 1996, CRLP experienced growth in revenues and operating expenses which resulted from the acquisition and development of 22 properties during 1996 and 1995. As a result of the acquisitions and developments, CRLP's net income before dividends to preferred shareholders increased by $12.6 million, or 84.2%, for 1996 when compared to 1995. On a per share basis, net income was $1.58 for 1996, a 22.5% increase, compared to $1.29 for 1995.

Revenues--Total revenues increased by $24.0 million, or 21.6%, during 1996 when compared to 1995. Of this increase, $21.7 million relates to revenues generated by properties that were acquired or developed during 1996 and 1995. The remaining increase primarily relates to increases in rental rates at existing properties.

Operating Expenses--Total operating expenses increased by $8.1 million, or 13.0%, during 1996 when compared to 1995. The change is due to an increase of $9.4 million related to additional operating expenses associated with properties that were acquired or developed during 1997 and 1996 and a decrease of $1.9 million due to the resolution of certain state tax contingencies.

Other Income and Expenses--Interest expense increased by $0.5 million, or 2.2%, during 1996 when compared to 1995. The change in interest expense is primarily attributable to an increase in indebtedness incurred to finance acquisitions and developments, which was offset by the repayment of two mortgages and one revolving credit agreement and an increase in capitalized interest during the year.

LIQUIDITY AND CAPITAL RESOURCES

During 1997, CRLP invested $523 million in the acquisition and development of properties. This acquisition and development activity increased CRLP's multifamily, retail, and office property holdings. CRLP financed the growth through proceeds from public offerings of equity and debt totaling $403 million during 1997, advances on its bank line of credit, the issuance of limited partnership units in CRLP, and cash from operations. In connection with the acquisition activity, CRLP sold or exchanged six multifamily properties and one office property. CRLP also used these sources of funds, along with exchanging or selling properties, to repay or transfer $120 million on 17 mortgage loans.

Acquisition and Development Activities

Multifamily Properties--During 1997, CRLP added 1,434 apartment units through the acquisition of five multifamily communities at an aggregate cost of $84 million. In a continuing effort to diversify its portfolio, CRLP sold or exchanged six multifamily communities, which had a net book value of $68 million and consisted of 2,464 apartment units. CRLP also completed development of 1,172 apartment units in seven multifamily communities during 1997 and acquired land on which it intends to develop additional multifamily communities during 1998. The aggregate investment in the multifamily developments during 1997 was $50.5 million. As of December 31, 1997, CRLP has 1,170 apartment units in seven multifamily communities under development or expansion. Management anticipates that the seven multifamily projects will be completed during 1998 and the first half of 1999. Management estimates that it will invest an additional $63 million to complete these multifamily communities.

Retail Properties--During 1997, CRLP added 4.9 million square feet of retail shopping space through the acquisition of nine community shopping centers and seven enclosed malls at an aggregate cost of $250.6 million. CRLP also completed the 422,000 square foot expansion of a regional mall in Macon, Georgia and the 239,000 square foot expansion of a community shopping center in Montgomery, Alabama at an aggregate cost during 1997 of $28.6 million.

Office Properties--During 1997, CRLP increased its office portfolio by one million square feet with the acquisition of four office properties and the purchase of additional interest in two joint ventures. The office properties are located in Alabama and Georgia and were purchased at an aggregate cost of $104.5 million. In connection with one of the acquisitions, CRLP exchanged an office property which had a net book value of $2.0 million and consisted of 25,000 square feet.

In an effort to take advantage of current market conditions CRLP both develops and acquires rental properties. CRLP contracts the services of two affiliated construction firms for its development activities. The owners of the affiliated firms serve on Colonial's Board of Trustees and have vested interests in the continued improvement of Colonial's real estate portfolio. Management believes that this relationship affords CRLP a competitive advantage in terms of construction quality and identification of development opportunities.

Financing Activities

CRLP funded a large portion of its acquisitions and developments through the issuance of debt securities and through cash contributions from the Company through the issuance of its common and preferred shares. During 1997, the Company and CRLP completed the following equity and debt transactions:

                             Common Share Offerings
                                         (in thousands)
            Number of    Price Per   Gross   Offering      Net
  Date     Common Shares  Share     Proceeds   Costs     Proceeds
-------------------------------------------------------------------
January    1,500,000      $29.8750  $44,812    $1,457     $43,355
July       1,700,000      $30.9375  $52,594    $2,945     $49,649
December     165,632      $30.1875  $ 5,000    $  330(1) $  4,670
(1) Includes $90,000 in shelf registration fees paid to the Securities and
Exchange Commission.

                            Preferred Share Offering
                                         (in thousands)
            Number of    Price Per  Gross    Offering      Net
  Date   Preferred Shares  Share    Proceeds   Costs     Proceeds
-------------------------------------------------------------------
November   5,000,000     $25.0000  $125,000   $4,451    $120,549

                                 Debt Offerings
                                                      Gross
               Type of                               Proceeds
  Date          Note      Maturity        Rate    (in thousands)
-------------------------------------------------------------------
January    Medium-term    January, 2003   7.16%        $50,000
July       Medium-term    July, 2004      6.96%        $75,000
August     Medium-term    August, 2005    6.96%        $25,000
September  Medium-term    September, 2005 6.98%        $25,000

On July 10, 1997, CRLP increased the borrowing capacity under its unsecured line of credit from $125 million to $200 million. The credit facility, which is used by CRLP primarily to finance additional property investments, bears interest at a rate ranging between 100 and 150 basis points above LIBOR and is renewable annually. As of December 31, 1997, the balance outstanding on CRLP's line of credit was $117.1 million.

At December 31, 1997, CRLP's total outstanding debt balance was $702.0 million. The outstanding balance includes fixed rate debt of $531.3 million, or 75.7%, and floating-rate debt of $170.7 million, or 24.3%. CRLP has obtained interest rate protection for $67.8 million of the floating-rate debt under two agreements. One agreement, for $17.8 million, limits the debt to an interest rate of 5.96% through September 30, 1998, and the other agreement, for $50.0 million, limits the debt to an interest rate of 8.00% through May 2, 2000. CRLP's total market capitalization as of December 31, 1997 was $1.76 billion and its ratio of debt to total market capitalization was 39.8%. Certain loan agreements of CRLP contain restrictive covenants which, among other things, require maintenance of various financial ratios. At December 31, 1997, CRLP was in compliance with these covenants.

Outlook

Management intends to maintain CRLP's strength through continued diversification, while pursuing acquisitions that meet Colonial's criteria for property quality, market strength, and investment return. Management will continue to use its line of credit to provide short-term financing for acquisition and development activities and plans to continue to replace significant borrowings under the bank line of credit with funds generated from the sale of additional equity securities and permanent financing, as market conditions permit. Management believes that these potential sources of funds, along with the possibility of issuing limited partnership units of CRLP in exchange for properties, will provide CRLP with the means to finance additional acquisitions and development.

In addition to the issuance of equity and debt, management is investigating alternate financing methods and sources to raise future capital. Private placements, joint ventures, and non-traditional equity and debt offerings are some of the alternatives CRLP is contemplating. Colonial continues to work diligently to improve its credit rating, in order to reduce its cost of raising future capital.

Cash and equivalents increased by $1.2 million during 1997. Management anticipates that its net cash provided by operations and its existing cash balances will provide the necessary funds on a short- and long- term basis to cover its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, and dividends to shareholders in accordance with Internal Revenue Code requirements applicable to real estate investment trusts.

CRLP is aware of the potential issues associated with the data conversion and system upgrades necessary for its computer systems to be year 2000 compliant. Management is also currently in the process of addressing the operational impact the year 2000 issue will have on the properties owned by CRLP. CRLP expects to incur internal staff costs as well as other expenses related to facilities enhancements necessary to prepare the systems for the year 2000. CRLP currently believes that, with modifications to existing software at the corporate level and upgrading operational systems at the property level, the year 2000 issue will not have a material impact on the operations of CRLP. However, if such modifications or upgrades are not completed timely or if software vendors, suppliers, or other companies upon whose systems Colonial relies in the ordinary course of business have failed to appropriately address the conversion issue, then the year 2000 issue may have a material impact on the operations of CRLP. At the current time, CRLP has not determined the cost that will ultimately be incurred to be year 2000 compliant.

Recently Issued Accounting Standard

Statement of Financial Accounting Standard No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, establishes new disclosure guidelines for reporting financial information related to operating segments. Under SFAS 131, CRLP will be required to disclose operating results and other financial information related to its multifamily, retail, and office divisions. CRLP is required to adopt SFAS 131 for fiscal year ending December 31, 1998.

Inflation

Substantially all of the leases at the retail properties provide for the pass-through to tenants of certain operating costs, including real estate taxes, common area maintenance expenses, and insurance. Leases at the multifamily properties generally provide for an initial term of six months to one year and allow for rent adjustments at the time of renewal. Leases at the office properties typically provide for rent adjustments and the pass-through of certain operating expenses during the term of the lease. All of these provisions permit CRLP to increase rental rates or other charges to tenants in response to rising prices and, therefore serve to minimize CRLP's exposure to the adverse effects of inflation.

Item 8.    Financial Statements and Supplementary Data.

The following financial statements are filed as a part of this report:

Report of Independent Accountants

Financial Statements:

Consolidated Balance Sheets as of December 31, 1997 and 1996

Consolidated Statements of Income for the years ended December 31, 1997, 1996, and 1995

Consolidated Statements of Partners' Capital for the years ended December 31, 1997, 1996, and 1995

Consolidated   Statements   of  Cash  Flows  for  the  years  ended
December 31, 1997, 1996, and 1995

Notes to Consolidated Financial Statements


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Colonial Properties Holding Company, Inc.

We have audited the accompanying consolidated balance sheets of Colonial Realty Limited Partnership as of December 31, 1997 and 1996 and the consolidated statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colonial Realty Limited Partnership as of December 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand L.L.P.
COOPERS & LYBRAND L.L.P.
Birmingham, Alabama
January 19, 1998, except for Note 13, as to which the date is February
17, 1998

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)

December 31, 1997 and 1996
---------------------------------------------------------------
                                               1997       1996
---------------------------------------------------------------
ASSETS
Land, buildings, & equipment, net        $1,268,430  $ 801,798
Undeveloped land and construction in         98,555    113,689
progress
Cash and equivalents                          4,534      3,340
Restricted cash                               2,665      2,450
Accounts receivable, net                      7,174      4,779
Prepaid expenses                              3,038      4,468
Notes receivable                                575        584
Deferred debt and lease costs                 7,031      6,288
Investment in partnerships                     (28)      5,028
Other assets                                  4,686      5,523
---------------------------------------------------------------
                                        $ 1,396,660 $  947,947
---------------------------------------------------------------

LIABILITIES AND PARTNERS' CAPITAL
Notes and mortgages payable               $ 702,044  $ 506,435
Accounts payable                             11,913      7,451
Accounts payable to affiliates                2,320      9,973
Accrued interest                              6,526      5,465
Accrued expenses                              2,700      1,585
Tenant deposits                               3,715      2,926
Unearned rent                                 2,253        924
---------------------------------------------------------------
   Total liabilities                        731,471    534,759
---------------------------------------------------------------

Redeemable units, at redemption value       299,492    256,098
---------------------------------------------------------------
Partners' capital, excluding                365,697    157,090
redeemable units
---------------------------------------------------------------
                                        $ 1,396,660  $ 947,947
---------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per
Unit Data)
For the Years Ended December 31,
1997, 1996, 1995
-----------------------------------------------------------------------
                                               1997      1996     1995
-----------------------------------------------------------------------
Revenue:
   Base rent                              $ 154,063   115,174   94,835
   Base rent from affiliates                    879       758      836
   Percentage rent                            2,161     1,841    1,782
   Tenant recoveries                         17,349    10,717    7,621
   Other                                      9,674     6,391    5,816
-----------------------------------------------------------------------
     Total revenue                          184,126   134,881  110,890
-----------------------------------------------------------------------
Property operating expenses:
   General operating expenses                12,603     9,530    8,355
   Salaries and benefits                     10,283     8,606    7,363
   Repairs and maintenance                   18,669    13,073   10,890
   Taxes, licenses, and insurance            15,578    11,538    9,617
General and administrative                    6,448     4,071    5,547
Depreciation                                 31,956    22,025   18,044
Amortization                                  1,322     1,509    2,446
-----------------------------------------------------------------------
     Total operating expenses                96,859    70,352   62,262
-----------------------------------------------------------------------
     Income from operations                  87,267    64,529   48,628
-----------------------------------------------------------------------
Other income (expense):
   Interest expense                         (40,496)  (24,584) (24,060)
   Income from partnerships                     502       635      499
   Gains from sales of property               2,567       469      175
-----------------------------------------------------------------------
     Total other expense                    (37,427)  (23,480) (23,386)
-----------------------------------------------------------------------
     Income before extraordinary items       49,840    41,049   25,242
Extraordinary loss from early                (3,650)     (511)      -0-
extinguishment of debt
-----------------------------------------------------------------------
     Net income                           $  46,190  $ 40,538 $ 25,242
Dividends to preferred unitholders           (1,671)       -0-      -0-
-----------------------------------------------------------------------
     Net income available to common
     unitholders                          $  44,519  $ 40,538 $ 25,242
-----------------------------------------------------------------------

Basic and Diluted net income per unit:
-----------------------------------------
     Income before extraordinary items   $     1.64  $   1.60 $   1.28
     Extraordinary loss from early
     extinguishment of debt                   (0.09)    (0.02)      -0-
-----------------------------------------------------------------------
     Net income per common unit          $     1.55  $   1.58 $   1.28
-----------------------------------------------------------------------
Weighted average common units
outstanding                                  28,719    25,703   19,694
-----------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(Amounts in Thousands)
For the Years Ended December 31, 1997, 1996, 1995
--------------------------------------------------------------
                                                     Total
                                                   Partners'
                                                    Capital
--------------------------------------------------------------

Balance, December 31, 1994                       $     63,641

    Cash contributions                                 73,742
    Distributions                                    (35,222)
    Net income                                         25,242
    Issuance of limited                                 1,630
    partnership units
    Allocations to redeemable units                  (26,017)
    Other                                                (17)
--------------------------------------------------------------
Balance, December 31, 1995                            102,999

    Cash contributions                                106,847
    Distributions                                    (51,819)
    Net income                                         40,538
    Issuance of limited                                 7,027
    partnership units
    Allocations to redeemable units                  (48,502)
--------------------------------------------------------------
Balance, December 31, 1996                            157,090

    Cash contributions                                101,324
    Cash contributions related to                     120,549
    preferred units
    Distributions                                    (59,471)
    Net income                                         44,519
    Issuance of limited                                45,079
    partnership units
    Allocations to redeemable units                  (43,393)
--------------------------------------------------------------
Balance, December 31, 1997                         $ 365,697
--------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
For the Years Ended December 31,
1997, 1996, 1995
------------------------------------------------------------------
                                           1997     1996     1995
------------------------------------------------------------------
Cash flows from operating activities:
   Net  income                          $ 44,519    40,538   25,242
   Adjustments to reconcile net
   income to net cash
     provided by operating
     activities:
     Depreciation and amortization        33,278    23,533   20,615
     Income from partnerships               (502)     (635)    (499)
     Gains from sales of property         (2,567)      468      175
     Other, net                            4,204        90     (214)
     Decrease (increase) in:
       Restricted cash                      (215)     (371)    (933)
       Accounts and notes receivable      (2,620)   (3,246)     218
       Prepaid expenses                      879      (248)    (173)
       Other assets                          424    (1,187)  (1,855)
     Increase (decrease) in:
       Accounts payable                   (3,191)       10    4,583
       Accrued interest                    1,061     3,570      139
       Accrued expenses and other         (5,421)      404     (131)
------------------------------------------------------------------
       Net cash provided by               69,849    62,926   47,167
       operating activities
------------------------------------------------------------------
Cash flows from investing activities:
   Acquisition of properties            (301,931) (125,926) (67,581)
   Development expenditures              (37,589)  (22,168)  (3,741)
   Development expenditures paid to      (46,481)  (70,414) (21,646)
   an affiliate
   Tenant improvements                    (2,792)   (1,029)  (1,061)
   Capital expenditures                  (12,325)   (6,825)  (2,804)
   Proceeds from sales of property,       54,092     1,254      328
   net of selling costs
   Distributions from partnerships           719       984      998
   Capital contributions to                 (320)      (14)    (230)
   partnerships
------------------------------------------------------------------
       Net cash used in investing       (346,627) (224,138) (95,737)
       activities
------------------------------------------------------------------
Cash flows from financing activities:
   Principal reductions of debt         (122,880)  (45,798) (19,232)
   Proceeds from additional              175,246   179,540   62,220
   borrowings
   Net change in revolving credit         68,271   (21,877) (33,206)
   balances
   Cash contributions                    101,324   106,847   73,742
   Cash contributions from the           120,549      -0-      -0-
   issuance of preferred units
   Capital distributions                 (59,471)  (51,819) (35,222)
   Capital distributions to               (1,671)      -0-      -0-
   preferred unitholders
   Payment of mortgage financing cost     (1,417)   (3,416)    (945)
   Other, net                             (3,650)     (510)      -0-
------------------------------------------------------------------
       Net cash provided by              277,972   162,967   47,357
       financing activities
------------------------------------------------------------------
       Increase (decrease) in cash         1,194     1,755   (1,213)
       and equivalents
Cash and equivalents, beginning of         3,340     1,585    2,798
period
------------------------------------------------------------------
Cash and equivalents, end of period      $ 4,534     3,340    1,585
------------------------------------------------------------------

Supplemental disclosures of cash flow information:
   Cash paid during the year for
   interest                            $  39,435    20,077   23,609
------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                COLONIAL REALTY LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  Organization and Basis of Presentation
      Organization--Colonial Realty Limited Partnership (The "Operating Partnership")(CRLP), a Delaware limited partnership, was formed on August 6, 1993, to succeed as owner of substantially all of the predecessor interests of Colonial Properties, Inc. (CPI), Equity Partners Joint Venture, and Colonial Properties Management Association, and certain real estate interests of Thomas
 H. Lowder, Robert E. Lowder, James K. Lowder, Catherine K. Lowder, and the Bellwood Trust (collectively referred to as the Colonial Group for purposes of these financial statements). CRLP is the operating partnership of Colonial Properties Trust, an Alabama real estate investment trust (the "Company") whose shares are listed on the New York Stock Exchange ("NYSE"). The Company is engaged in the ownership, development, management, and leasing of multifamily housing communities, retail malls and centers, and office buildings. Certain parcels of land are also included.
      Federal Income Tax Status--No provision for income taxes is provided since all taxable income or loss or tax credits are passed through to the partners. The Company, which is considered a corporation for federal income tax purposes, qualifies as a real estate investment trust for federal income tax purposes and generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates.
      Principles Of Consolidation--The consolidated financial statements include the Operating Partnership and Colonial Properties Services Limited Partnership (in which Colonial Realty Limited Partnership holds 99% general and limited partner interests).
      Investments In Partnerships--Partnerships in which CRLP owns a fifty percent or less interest and does not control are reflected in the consolidated financial statements as investments accounted for under the equity method. Under this method the investment is carried at cost plus or minus equity in undistributed earnings or losses since the date of acquisition.

2.  Summary of Significant Accounting Policies
      Land, Buildings, and Equipment--Land, buildings, and equipment is stated at the lower of cost, less accumulated depreciation, or net realizable value. Where an impairment of a property's value is determined to be other than temporary, an allowance for the estimated potential loss is established to record the property at its net realizable value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 7 to 40 years. Repairs and maintenance are charged to expense as incurred. Replacements and improvements are capitalized and depreciated over the estimated remaining useful lives of the assets. When items of land, buildings, or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.
      Undeveloped Land and Construction in Progress--Undeveloped land and construction in progress is stated at the lower of cost or net realizable value. CRLP capitalizes all costs associated with land development including construction period interest and property taxes.
      Capitalization of Interest--CRLP capitalizes interest during periods in which property is undergoing development activities necessary to prepare the asset for its intended use.
      Cash and Equivalents--CRLP includes highly liquid marketable securities and debt instruments purchased with a maturity of three months or less in cash equivalents.
      Restricted Cash--Cash which is legally restricted as to use consists primarily of tenant deposits.
      Deferred Debt and Lease Costs--Amortization of mortgage costs is recorded using the straight-line method, which approximates the effective interest method, over the terms of the related mortgages. Leasing commissions and fees are amortized using the straight-line method over the terms of the related leases.

      Derivatives--CRLP has only limited involvement with derivative financial instruments and does not use them for trading purposes. Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on variable-rate debt. Premiums paid for purchased interest rate cap agreements are amortized to expense over the terms of the caps. Unamortized premiums are included in other assets in the balance sheets. Amounts receivable under cap agreements are accrued as a reduction of interest expense.
      Revenue Recognition--Rental income attributable to leases is recognized on a straight-line basis over the terms of the leases.
      Net Income Per Unit--Basic net income per unit is calculated by dividing the net income available to common unitholders by the weighted average numbers of common units outstanding during the periods. Diluted net income per unit is calculated by dividing the net income available to common unitholders by the weighted average numbers of common units outstanding during the periods, adjusted for the assumed conversion of all potentially dilutive securities.
      Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.
      Recently Issued Accounting Standard--Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, establishes new disclosure guidelines for reporting financial information related to operating segments. Under SFAS 131, CRLP will be required to disclose operating results and other financial information related to its multifamily, retail and office divisions. CRLP is required to adopt SFAS 131 for fiscal year ending December 31, 1998.
      Reclassifications--Certain immaterial reclassifications have been made to the 1995 and 1996 financial statements in order to conform them to the 1997 financial statement presentation.

3.  Property Acquisitions and Dispositions
      CRLP acquired 25 properties during 1997, 11 properties during 1996, and six properties during 1995 at aggregate costs of $430.6 million, $173.7 million, and $68.4 million, respectively. CRLP funded these acquisitions with cash proceeds from its public offerings of equity (see Note 8) and debt (see Note 7), advances on bank lines of credit, the issuance of limited partnership units in CRLP, the exchange of certain properties, proceeds from the sale of certain properties, and cash from operations. The acquisition agreements for three of the properties acquired in 1997 provide for CRLP to make additional payments if certain lease-up conditions are satisfied. CRLP expects to make additional payments to the sellers of $8.3 million in 1998 pursuant to these provisions.

      In connection with the Brookwood Village acquisition, which was structured as a tax-deferred, like-kind exchange, CRLP exchanged two multifamily properties in Florida containing 368 apartment units with a net book value of $14.0 million. In connection with the Progress Center acquisition, which was also structured as a tax-deferred, like-kind exchange, CRLP exchanged a 25,000 square foot office building in Alabama with a net book value of $2.0 million. In connection with the acquisitions of Glynn Place Mall, Lakeshore Mall and Valdosta Mall, CRLP sold to a third party four multifamily properties in Alabama containing a total of 2,096 apartment units for a total sale price of $54.8 million, which resulted in a net gain of $2.6 million. In connection with this sale, the purchaser of these multifamily properties assumed an existing mortgage of $10 million and paid the remainder in cash.

The properties acquired during 1997, 1996, and 1995 are listed below:

                                                     Effective
                                                    Acquisition
                               Location                Date
--------------------------------------------------------------------
Retail Properties:
Bear Lake Village             Orlando, FL         July 1, 1995
Country Lake Village          Orlando, FL         July 1, 1995
Winter Haven Village          Orlando, FL         July 1, 1995
River Oaks Center             Decatur, AL         July 14, 1995
Northdale  Court              Tampa,  FL          October 1, 1995
Paddock Park                  Ocala, FL           November  16, 1995
Briarcliffe  Mall             Myrtle  Beach,  SC  July 1, 1996
Wekiva Riverwalk              Orlando,  FL        October 1, 1996
Bardmoor  Village             St.  Petersburg, FL October 1, 1996
Island Walk                   Orlando,  FL        October 1, 1996
Heatherbrooke  Center         Birmingham, AL      March 24, 1997
Beechwood Shopping Center     Athens, GA          March 27, 1997
Brookwood Village             Birmingham,  AL     May 13, 1997
Lakewood Plaza                Jacksonville,  FL   October 1, 1997
Glynn Place Mall              Brunswick,  GA      November 1, 1997
Lakeshore Mall                Gainesville,  GA    November  1, 1997
Valdosta  Mall                Valdosta,  GA       November 1, 1997
Holly Hill Mall               Burlington,  NC     November 1, 1997
Mayberry  Mall                Mount Airy, NC      November 1, 1997
Quaker  Village               Greensboro,  NC     November 1, 1997
Yadkin  Plaza                 Yadkinville,  NC    November  1,  1997
Stanly  Plaza                 Locust,  NC         November  1,  1997
Rivermont  Shopping  Center   Chattanooga,  TN    November  1, 1997
Staunton  Mall                Staunton, VA        November 1, 1997
Abingdon Town Centre          Abingdon, VA        November 1, 1997
Village at Roswell Summit     Atlanta, GA         December 31, 1997

                                    Effective
                                   Acquisition
                                        Location                Date
-----------------------------------------------------------------------------
Multifamily Properties:
Colonial Village at Ashford Place       Mobile, AL          April 1, 1996
Colonial Village at Hillcrest           Mobile, AL          April 1, 1996
Colonial Grand at Spring Creek          Macon, GA           April 1, 1996
Colonial Grand at Galleria Woods        Birmingham, AL      April 15, 1996
Colonial Grand at Mountain Brook        Birmingham, AL      May 10, 1996
Colonial Village at Cahaba Heights      Birmingham, AL      May 10, 1996
Colonial Grand at Barrington            Macon, GA           September 13, 1996
Colonial Village at Trussville          Birmingham, AL      April 1, 1997
Colonial Village at Timothy Woods       Athens, GA          July 1, 1997
Colonial Grand at Oakleigh              Pensacola, FL       July 1, 1997
Colonial Grand at Natchez Trace         Jackson, MS         August 1, 1997
Colonial Village at Caledon Wood        Greenville, SC      October 1, 1997

Office Properties:
Riverchase  Center                      Birmingham,   AL    January  1,  1997
Lakeside  Office  Park                  Huntsville, AL      May 23, 1997
Progress Center                         Huntsville, AL      June 24, 1997
Mansell Business Park                   Atlanta, GA         July 31, 1997

      Also in 1997, CRLP purchased the 62.5% interests in two multi-tenant office buildings at International Park in Birmingham. The purchase of these outside interests increased CRLP's ownership from a 37.5% interest to full ownership in the two buildings containing 93,000 square feet. At the same time, CRLP sold its 25% interest in a 129,000 square foot building in the same office complex. CRLP also purchased the remaining 50% interest in a 168,000 square foot office building in Birmingham. This purchase increased CRLP's ownership from 50% to 100%.

      Results of operations of these properties, subsequent to their respective acquisition dates, are included in the consolidated financial statements of CRLP. The cash paid to acquire these properties is included in the statements of cash flows. The acquisitions during 1997, 1996, and 1995 are comprised of the following:


(in thousands)                               1997           1996            1995
--------------------------------------------------------------------------------
Assets purchased:
      Land, buildings, and equipment      $430,614       $173,277       $68,322
      Other assets                               4            455            43
--------------------------------------------------------------------------------
                                           430,618        173,732        68,365
Notes and mortgages assumed                (74,910)       (40,444)          -0-
Other liabilities assumed or recorded       (8,716)        (1,774)         (784)
Issuance of limited partnership units of
  Colonial Realty Limited Partnership      (45,061)        (5,587)          -0-
--------------------------------------------------------------------------------
Cash paid                                 $301,931       $125,927       $67,581
================================================================================

The properties disposed during 1997 are listed below:

                                                        Effective
                                                       Disposition
                                   Location               Date
--------------------------------------------------------------------------------
Multifamily Properties:
Sunchase                           Bradenton,  FL      May 13, 1997
Polos West                         Orlando,  FL        May 13, 1997
Ski Lodge I                        Birmingham,  AL     November 1, 1997
Ski Lodge II                       Birmingham, AL      November 1, 1997
Ski Lodge III                      Birmingham,  AL     November 1, 1997
Vieux Carre                        Montgomery,  AL     November 1, 1997

Office Property:
Whitesburg Building                Huntsville, AL      June 24, 1997

      CRLP's   unaudited  pro  forma  results  of  operations,   assuming  these
acquisitions  and  dispositions  had been  effected  by CRLP prior to January 1,
1995, are as follows:

                    For the Year Ended  For the Year Ended   For the Year Ended
                    December 31, 1997   December 31, 1996    December 31, 1995
(in thousands)           (unaudited)       (unaudited)         (unaudited)
--------------------------------------------------------------------------------
Revenues                 $214,712             $184,712            $160,721
================================================================================
Income before minority
  interest              $  65,980            $  66,234           $  59,310
================================================================================
Net income available to
  common shareholders   $  33,913            $  34,070           $  29,365
================================================================================
Net income per share -
  basic and diluted    $     1.60           $     1.61          $     1.39
================================================================================

      On January 9, 1998, CRLP acquired Perimeter Corporate Park, an office park comprised of two multi-tenant buildings in Huntsville, Alabama totaling 233,000 square feet of leasable area. The total purchase price of $19.5 million was funded by the assumption of $5.5 million in mortgage debt and an advance on CRLP's bank line of credit agreement. On January 15, 1998, CRLP also acquired Independence Plaza, a 106,000 square foot multi-level office building in Birmingham, Alabama. The total purchase price of $7.9 million was funded through an advance on CRLP's bank line of credit agreement. The effects of these acquisitions are not included in CRLP's accompanying consolidated financial statements or in the pro forma information above.

4.  Land, Buildings, and Equipment
      Land, buildings, and equipment consists of the following at December 31, 1997 and 1996:

(in thousands)                                    1997                1996
--------------------------------------------------------------------------------
Buildings                                    $1,140,504          $ 736,621
Furniture and fixtures                           30,145             23,443
Equipment                                         3,087              2,569
Land improvements                                27,343             18,328
Tenant improvements                              15,273             11,969
--------------------------------------------------------------------------------
                                              1,216,352            792,930
Accumulated depreciation                       (124,254)          (101,549)
--------------------------------------------------------------------------------
                                              1,092,098            691,381
Land                                            176,332            110,417
--------------------------------------------------------------------------------
                                             $1,268,430          $ 801,798
================================================================================

5.    Undeveloped  Land and  Construction in Progress

During 1997 CRLP completed the construction of two multifamily expansion projects at a combined total cost of $32.1 million and two retail expansion projects at a combined total cost of $67.6 million. The multifamily expansion projects produced 524 new apartment units (428 units completed during 1996 and 96 units completed during 1997), 312 units at Colonial Grand at Heathrow in Orlando, Florida, and 212 units at Colonial Grand at
Bayshore in Bradenton, Florida. The retail expansion projects produced 661,000 square feet of leasable space. CRLP currently has 11 active expansion and development projects in progress and various parcels of land available for expansion, construction, or sale. During 1997 CRLP completed construction on 1,172 apartment units (including the 96 units in completed projects mentioned above), and CRLP has an additional 1,170 apartment units in progress at December 31, 1997. Undeveloped land and construction in progress is comprised of the following at December 31, 1997:


                                                  Total                                       Costs
                                                  Units/                   Estimated       Capitalized
                                                  Square    Estimated      Total Costs       To Date
                                                   Feet     Completion   (in thousands)   (in thousands)
--------------------------------------------------------------------------------------------------------
Multifamily Projects:
Colonial Village at Inverness (expansion)           84           1998      $    6,700          $  6,624
Colonial Village at Riverchase (expansion)         276           1998          14,900            14,181
Colonial Grand at Inverness Lakes (expansion)      132           1998           8,000             2,956
Colonial Grand at Edgewater (expansion)            192           1998          11,500             3,871
Colonial Grand at Bayshore II (expansion)          164           1998           9,300             9,213
Colonial Grand at Wesleyan II (expansion)           88           1998           6,200               789
Colonial Grand at Wesleyan                         240           1998          13,500            13,480
Colonial Grand at HunterOs Creek                   496           1998          33,300            33,257
Colonial Village at Citrus Park                    176           1999          12,300             1,324
Colonial Grand at Lakewood Ranch                   288           1999          20,300             2,320
Colonial Grand at Cypress Crossing                 250           1999          20,000             4,333
--------------------------------------------------------------------------------------------------------
                                                 2,386                        156,000            92,348

Other Projects and Undeveloped Land                                                               6,207
--------------------------------------------------------------------------------------------------------
                                                                             $156,000           $98,555
========================================================================================================

Interest capitalized on construction in progress during 1997, 1996, and 1995 was $4.1 million, $3.7 million and $868,000, respectively.

6.  Investment in Partnerships
      Investment in partnerships at December 31, 1997 and 1996 consists of the following:

                                 (in thousands)
                                             Percent
                                              Owned         1997      1996
--------------------------------------------------------------------------------
Office:
600  Building  Partnership,  Birmingham,  AL  33.34%      $  (8)        5
Anderson  Block Properties, Montgomery, AL    33.33%        (38)      (53)
Hoar/Colonial/Polar-BEK  Partnership I,
  Birmingham,  AL                             37.50%         -0-     (430)
Hoar/Colonial/Polar-BEK  Partnership  II,
  Birmingham, AL                              37.50%         -0-      (35)
Polar-Bek/Colonial  Partnership I,
  Birmingham, AL                              50.00%         -0-    5,000
Polar-BEK/Rubaiyat/Colonial  Partnership,
  Birmingham, AL                              25.00%         -0-      506
--------------------------------------------------------------------------------
                                                            (46)    4,993
--------------------------------------------------------------------------------



Other:
Colonial/Polar-BEK Management Company,
  Birmingham, AL                              50.00%         18        35
--------------------------------------------------------------------------------
                                                             18        35
--------------------------------------------------------------------------------
                                                           $(28)    5,028
================================================================================

7.  Notes and Mortgages Payable
      Notes and mortgages payable at December 31, 1997 and 1996 consist of the following:

                                                                  (in thousands)
                                                           1997           1996
--------------------------------------------------------------------------------
Revolving credit agreement                               $117,086     $  48,815
Mortgages and other notes:
      4.50% to 6.00%                                       66,305        76,605
      6.01% to 7.50%                                      316,701       154,179
      7.51% to 9.00%                                      175,207       180,081
      9.01% to 10.25%                                      26,745        46,755
--------------------------------------------------------------------------------
                                                         $702,044      $506,435
================================================================================

      As of December 31, 1997, CRLP has one unsecured bank line of credit providing for total borrowings of up to $200 million. This line of credit agreement bears interest at LIBOR plus 100 to 150 basis points, is renewable annually and provides for a two-year amortization in the case of non-renewal. The agreement evidencing the line of credit includes a competitive bid feature that will allow CRLP to convert up to $100 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The credit facility is primarily used by CRLP to finance property acquisitions and development and had an outstanding balance at December 31, 1997, of $117.1 million. The weighted average interest rate of this short-term borrowing facility was 6.70% and 6.81% at December 31, 1997 and 1996, respectively.

      During 1997 and 1996, CRLP completed five public offerings of unsecured medium term debt securities totaling $225 million. In July 1996 CRLP completed a public offering of senior, unsecured debt securities totaling $130 million. The securities were issued in two series of $65 million each requiring semi-annual payments of interest only. The proceeds of the offerings were used to fund acquisitions and development expenditures, repay balances outstanding on CRLP's revolving credit agreement, repay certain notes and mortgages payable, and for general corporate purposes. Details relating to these debt offerings are as follows:

                                                                        Gross
                         Type of                                      Proceeds
      Date                Note          Maturity            Rate  (in thousands)
--------------------------------------------------------------------------------
July, 1996               Senior         July, 2001          7.50%     $65,000
July, 1996               Senior         July, 2006          8.05%     $65,000
December, 1996           Medium-term    December, 2003      7.05%     $50,000
January, 1997            Medium-term    January,  2003      7.16%     $50,000
July, 1997               Medium-term    July,  2004         6.96%     $75,000
August, 1997             Medium-term    August, 2005        6.96%     $25,000
September,  1997         Medium-term    September, 2005     6.98%     $25,000

      CRLP has entered into interest rate cap agreements which limit debt of $17.8 million to an interest rate of 5.96% through September 30, 1998 and limit debt of $50 million to an interest rate of 8.00% through May 2, 2000. CRLP paid $602,000 for the interest rate caps, which are being amortized over the lives of the agreements. In December 1997 and January 1998 CRLP entered into two 90-day treasury lock agreements. The agreements are for notional amounts of $25 million each with interest rates of 5.859% and 5.567%, respectively. CRLP is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate cap and nonderivative financial assets but has minimal off-balance-sheet credit risk of accounting loss. CRLP anticipates, however, that counterparties will be able to fully satisfy their obligations under the contracts. CRLP does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties. The interest rate risk related to commitments to enter treasury lock agreements at December 31, 1997 is immaterial to CRLP.

      At December 31, 1997, CRLP had $472.1 million in unsecured indebtedness including balances outstanding on its bank line of credit and certain other notes payable. The remainder of CRLP's notes and mortgages payable are collateralized by the assignment of rents and leases of certain properties and assets with an aggregate net book value of $370.5 million at December 31, 1997.

      The aggregate maturities of notes and mortgages payable at December 31, 1997, are as follows:


                                        (in thousands)
--------------------------------------------------------------------------------
1998                                    $138,622
1999                                      13,927
2000                                      49,150
2001                                      79,031
2002                                       8,557
Thereafter                               412,757
--------------------------------------------------------------------------------
                                        $702,044
================================================================================

      A substantial majority of CRLP's notes and mortgages payable have been recently financed or are covered by interest rate cap agreements, and as such, the balances outstanding on these notes and mortgages are considered to be the fair values. CRLP's line of credit arrangement bears interest at a rate that varies with changes in LIBOR; therefore, the balances outstanding are considered to be the fair value.
      Certain loan agreements of CRLP contain restrictive covenants which, among other things, require maintenance of various financial ratios. At December 31, 1997, CRLP was in compliance with these covenants.
      Certain partners of CRLP have guaranteed indebtedness of CRLP totaling $32.8 million at December 31, 1997.

     8. Cash Contributions
     During 1997, 1996 and 1995, the Company completed six public offerings of common stock totaling 11,415,632 common shares of beneficial interest (Common Shares). In November 1997 the Company completed its first public offering of preferred stock totaling 5,000,000 preferred shares of beneficial interest (Preferred Shares). The Series A Preferred Shares pay a quarterly dividend at 8.75% per annum and may be called by the Company on or after November 6, 2002. The Preferred Shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. In connection with the offering of Preferred Shares, CRLP issued a like amount of preferred units to the Company (through Colonial Properties Holding Company, Inc.) in exchange for the Company's proceeds from its preferred share offering. The proceeds of the offerings were used to fund acquisition and development expenditures, repay balances outstanding on CRLP's revolving credit agreement, repay certain notes and mortgages payable, and for general corporate purposes. Details relating to these equity offerings are as follows:


                                                                      (in thousands)
               Type of        Number of      Price Per       Gross        Offering     Net
Date           Offering       Shares         Share          Proceeds       Costs    Proceeds
----------------------------------------------------------------------------------------------
May, 1995       Common        3,450,000      $22.7500       $  78,488      $4,832    $ 73,656
January, 1996   Common        4,600,000      $24.6250       $ 113,275      $6,632    $106,643
January, 1997   Common        1,500,000      $29.8750       $  44,812      $1,457    $ 43,355
July, 1997      Common        1,700,000      $30.9375       $  52,594      $2,945    $ 49,649
November, 1997  Preferred     5,000,000      $25.0000       $ 125,000      $4,451    $120,549
December, 1997  Common        165,632        $30.1875       $   5,000      $  330(1) $  4,670

(1) Includes $90,000 in shelf registration fees paid to the Securities and Exchange Commission.

9.  Employee Benefits
      Employees of CRLP and Colonial Properties Services, Inc. ("CPSI") participate in a noncontributory defined benefit pension plan designed to cover substantially all employees. Pension expense includes service and interest costs adjusted by actual earnings on plan assets and amortization of prior service cost and the transition amount. The benefits provided by this plan are based on years of service and the employee's final average compensation. CRLP's policy is to fund the minimum required contribution under ERISA and the Internal Revenue Code.

      The table below presents a summary of pension plan status as of December 31, 1997 and 1996, as it relates to the employees of CRLP and CPSI.

(Amounts in thousands)                                      1997           1996
--------------------------------------------------------------------------------
Actuarial present value of accumulated benefit
  obligation including vested benefits
  of $828 and $528 at December 31, 1997 and 1996,
  respectively                                            $  961        $  587
Actuarial present value of projected benefit obligations
  at year end                                             $1,957        $1,439
Fair value of assets at year end                          $  861        $  644
Accrued pension cost                                      $  536        $  274
Net pension cost for the year                             $  310        $  337

     Actuarial assumptions used in determining the actuarial present value of projected benefit obligations at January 1, 1997 and 1996 are as follows:

                                                       1997           1996
--------------------------------------------------------------------------------
Weighted-average interest rate                         7.25%          7.75%
--------------------------------------------------------------------------------
Increase in future compensation levels                 4.25%          4.50%

      CRLP and CPSI participate in a salary reduction profit sharing plan covering substantially all employees. This plan provides, with certain restrictions, that employees may contribute a portion of their earnings with CRLP and CPSI matching one-half of such contributions, solely at CRLP and CPSI's discretion. Contributions by CRLP and CPSI were $159,000, $164,000 and $155,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

10.  Leasing Operations
      CRLP is in the business of leasing and managing commercial, retail, and residential property. For properties owned by CRLP, minimum rentals due in future periods under noncancelable operating leases extending beyond one year at December 31, 1997, are as follows:


                                                        (in thousands)
      -------------------------------------------------------------------------
      1998                                                  $  76,458
      1999                                                     64,230
      2000                                                     54,693
      2001                                                     47,253
      2002                                                     40,626
      Thereafter                                              177,486
      -------------------------------------------------------------------------
                                                            $ 460,746
      =========================================================================

      The noncancelable leases are with tenants engaged in retail and commercial operations in Alabama, Georgia, Florida, North Carolina, South Carolina, Tennessee, and Virginia. Performance in accordance with the lease terms is in part dependent upon the economic conditions of the respective areas. No additional credit risk exposure relating to the leasing arrangements exists beyond the accounts receivable amounts shown in the December 31, 1997 balance sheet. Leases with tenants in multifamily properties are generally for one year or less and are thus excluded from the above table. Substantially all of CRLP's land, buildings, and equipment represent property leased under the above and other short-term leasing arrangements.
      Rental income for 1997, 1996, and 1995 includes contingent rent of $2.2 million, $1.8 million, and $1.8 million, respectively. This rental income was earned when certain retail tenants attained sales volumes specified in their respective lease agreements.

11.  Related Party Transactions
      CRLP has generally used affiliated construction companies to manage and oversee its development projects. CRLP paid $41.3 million, $42.6 million, and $16.1 million for property development costs to Lowder Construction Company, Inc., a construction company owned by The Colonial Company ("TCC") (an affiliate of certain shareholders and minority interest holders), during the years ended December 31, 1997, 1996, and 1995, respectively. CRLP had outstanding construction invoices and retainage payable to Lowder Construction Company, Inc. totaling $2.3 million and $6.7 million at December 31, 1997 and 1996, respectively. CRLP also paid $5.2 million, $27.9 million, and $5.5 million for property development costs to two construction companies owned by three trustees during the years ended December 31, 1997, 1996, and 1995, respectively. CRLP had outstanding construction invoices and retainage payable to these construction companies totaling $3.2 million at December 31, 1996. There were no outstanding construction invoices and retainage payable to these construction companies at December 31, 1997.
      Colonial Commercial Investments, Inc. ("CCI"), which is owned by directors James K. Lowder and Thomas H. Lowder has guaranteed indebtedness totaling $1.4 million at December 31, 1997 for Anderson Block Properties, which is a partnership accounted for by CRLP under the equity method (listed in Note 6). CRLP has indemnified CCI from its guarantees of this indebtedness.
      In connection with the Riverchase Center acquisition, CRLP initially acquired a 73% interest in a portion of the office complex. Effective November 1, 1997, CRLP purchased the remaining 27% interest in the property by issuing 114,798 limited partnership units in CRLP ("CRLP Units") to the seller. The seller is also a director of Colonial Properties Holding Company, Inc..
      In November 1997, CRLP purchased Polar BEK's 50% interest in Polar BEK/Colonial Partnership I (a partnership previously accounted for under the equity method of accounting), a partnership which owned a 168,000 square foot office building in Birmingham for $7.4 million. This purchase increased CRLP's ownership from 50% to 100%.

      Following is a summary of property acquisitions from entities for which directors of Colonial Properties Holding Company, Inc. are involved as a partner or shareholder:

    Date                 Property and Land  Acquired             Purchase  Price
----------------------------------------------------------------------------------------------------------------------
March 1997               Heatherbrooke Center                    $3.0  million  including  16,303  CRLP Units and debt
April 1997               Colonial Village at Trussville          $20.5 million  including  57,072 CRLP Units and debt
July 1997                Colonial Village at Timothy Woods       $12.8 million including 27,275 CRLP Units and debt
August 1997              Mobile,  Alabama  Land                  $475,000  including 10,822 CRLP Units and debt
December 1997            Village at Roswell Summit               $3.0 million  including  34,777 CRLP Units and debt
July 1996                Macon,  Georgia Land                    $1.4 million including 58,466 CRLP Units and debt

      At December 31, 1997, CRLP had options outstanding in the amount of $10.5 million to acquire land from a related party. During 1997 and 1996 CRLP, through CPSI, exercised options in the amount of $366,000 and $2.4 million, respectively. In December 1997, CPSI acquired a parcel of land from CCI and sold the land, along with an adjoining parcel of land, to an unaffiliated third party for a net gain of $60,000. Also in December 1997, CPSI sold a separate parcel of land to CCI, which resulted in a net gain of $120,000.
      CRLP and its subsidiaries provided certain services to and received certain services from related entities which resulted in the following income (expense) included in the accompanying statements of income:

                                             (Amounts in thousands)
                                              1997      1996      1995
--------------------------------------------------------------------------------
Rental income                                $ 879     $ 758     $ 836
Management/leasing fee income                  368       356       321
Insurance brokerage expense                   (182)     (187)     (168)
Rental expense                                (156)     (211)     (209)

12.  Net Income Per Unit
           The following table sets forth the computation of basic and diluted earnings per unit:

                                   (Amounts in thousands, except per unit data)
                                                  1997      1996      1995
--------------------------------------------------------------------------------
Numerator:
   Numerator for basic and diluted net
     income per unit - net income available
     to common unitholders                    $44,519   $40,538    $25,242
================================================================================
Denominator:
   Denominator for basic and diluted net income per unit -
      weighted average common units            28,719    25,703     19,694
================================================================================
   Basic and Diluted net income per unit     $   1.53  $   1.58   $   1.29
================================================================================

13.  Subsequent Events
      On January 24, 1998, the directors of Colonial Properties Holding Company, Inc. declared a cash distribution to partners of CRLP in the amount of $.55 per partnership unit, totaling $16.9 million. The distribution was made to partners of record as of February 4, 1998, and was paid on February 11, 1998.

      On February 17, 1998, the Company issued 375,540 Common Shares through participation with 10 other REITs in a registered unit investment trust. The net proceeds of $10.7 million were contributed to CRLP and used to repay a portion of the outstanding balance on CRLP's unsecured line of credit.

Item 9.    Changes  in  and   Disagreements   with  Accountants  on
           Accounting and Financial Disclosure.

      None.

                             PART III

Item 10.   Directors and Executive Officers of the Registrant.

      CRLP is managed by the Company, through Colonial Properties Holding Company, Inc. ("CPHC"), the general partner of CRLP. The directors and executive officers of the Company are as follows:

                     Directors of the Company

      Thomas H. Lowder, 48, has been chairman of the board, president and chief executive officer of the Company and CPHC, a trustee of the Company, and a director of CPHC since 1993. Mr. Lowder became President of Colonial Properties, Inc., the Company's predecessor, in 1976 and since that time has been actively engaged in the acquisition, development, management, leasing and sale of multifamily, retail and office properties for the Company. Mr. Lowder is a member and past president of the Alabama Chapter of the Commercial Investment Real Estate Institute. Mr. Lowder is a former state Chairman of the Young Presidents' Organization and is a member of the Birmingham Area Board of Realtors, the National Association of Industrial Office Parks, the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts (NAREIT). He serves on the Board of Directors of, among other companies, the Children's Hospital of Alabama, American Red Cross -Birmingham Area Chapter and the United Way of Central Alabama. Mr. Lowder is a member of the Executive Committee of the Board of Trustees, a member of the executive committee of the board of directors of CPHC, and a member of the board of directors of Colonial Properties Services, Inc. (the "Management Corporation"), which conducts the Company's third-party management, leasing and brokerage operations.

     Carl F. Bailey, 67, has been a trustee of the Company and a director of CPHC and the Management Corporation since September 1993. Mr. Bailey is a former co-chairman of BellSouth Telecommunications, Inc. and former chairman and chief executive officer of South Central Bell Telephone Company, positions from which he retired in 1991. He worked for South Central Bell in a number of capacities over the past three and a half decades and was elected president and a member of the board of directors in 1982. Mr. Bailey is president of BDI and is a member of the board of directors of SouthTrust Corporation. Mr. Bailey serves on the board of trustees of Birmingham Southern College. Mr. Bailey is a member of the Executive Committee and is chairman of the Audit Committee of the Board of Trustees. He also is a member of the executive committee of the board of directors of CPHC.

      M. Miller Gorrie, 62, is a trustee of the Company and a director of CPHC. Mr. Gorrie is chairman of the board and chief executive officer of Brasfield & Gorrie, L.L.C., a general contracting firm located in Birmingham, Alabama that is ranked consistently among ENR's "Top 100 Contractors." He serves on the board of directors of, among other organizations, American Cast Iron Pipe Co., Winsloew Furniture Co. and the Metropolitan Development Board. He is a past director of AmSouth Bank of Alabama, the Southern Research Institute, the Alabama Chamber of Commerce, the Associated General Contractors, the Building Science Advisory Board of Auburn University, the Business Council of Alabama and the United Way of Alabama. Mr. Gorrie is chairman of the Executive Committee and is a member of the Executive Compensation Committee of the Board of Trustees. He also is chairman of the executive committee and a member of the executive compensation committee of the board of directors of CPHC, and is a member of the executive compensation committee of the board of directors of the Management Corporation.

      William M. Johnson, 51, is a trustee of the Company and a director of CPHC. Mr. Johnson is president and chief executive officer of Johnson Development Company, a real estate development, construction and management firm which he founded in 1978. As chief executive officer, he directed the development of 1.2 million square feet of office, warehouse, retail and hotel space having a value in excess of $117 million. In July 1997, the Company acquired from Mr. Johnson, by merger, six office buildings representing 352,000 square feet in Mansell 400 Business Center, the largest Class-A multi-tenant office park in the North Fulton (Atlanta, Georgia) area. Mr. Johnson was appointed a trustee of the Company in connection with the transaction. The Company expects to complete the merger in June 1998, after which Mr. Johnson will have contributed to the Company a total of 560,600 square feet of Class A office and retail space. Mr. Johnson has been an active member of the Roswell
United Methodist Church and the North Fulton Chamber of Commerce, was the founding chairman of the board of the Coalition for Drug-Free North Fulton, and is a member of the board of directors and the executive committee of the American Tract Society Ministry. Mr. Johnson is a member of the Executive Compensation Committee of the Board of Trustees and a member of the executive compensation committee of the board of directors of CPHC.

     James K. Lowder, 48, has been a trustee of the Company since its formation in July 1993 and is a director of CPHC. Mr. Lowder is also chairman of the board and chief executive officer of The Colonial Company, chairman of the board of Lowder Construction Company, Inc. and chairman of the board of Lowder New Homes, Inc. and Lowder Realty Company, Inc. He also is a member of the Alabama
Association of Realtors, the Montgomery Board of Realtors, the Home Builders Association of Alabama, and the Greater Montgomery Home Builders Association, and is a member of the board of directors of Alabama Power Company. Mr. Lowder is a member of the Executive Compensation Committee of the Board of Trustees and the executive compensation committee of the board of directors of CPHC. Mr. Lowder is the brother of Thomas H. Lowder, the president and chief executive officer of the Company and the chairman of the Board of Trustees.

      Herbert A. Meisler, 70, is a trustee of the Company and a director of CPHC. Together with Mr. Ripps, he formed The Rime Companies, a real estate development, construction and management firm specializing in the development of multifamily properties. In December 1994, the Company purchased ten multifamily properties from partners associated with The Rime Companies. While with The Rime Companies, Mr. Meisler oversaw the development and construction of approximately 15,000 multifamily apartment units in the southeastern United States. He currently serves on the board of directors of the Community Foundation of South Alabama and the Mobile Airport Authority. He is a past director of the Alabama Eye and Tissue Bank and past president of the Mobile Jewish Welfare Fund. Mr. Meisler is a member of the Executive Compensation Committee (and its Option Plan Subcommittee) and the Audit Committee of the Board of Trustees. He also is a member of the executive compensation committee of the board of directors of CPHC.

      Claude B. Nielsen, 47, has been a trustee of the Company and a director of CPHC since September 1993. Since 1990, Mr. Nielsen has been president of Coca-Cola Bottling Company United, Inc., headquartered in Birmingham, Alabama, serving also as chief operating officer from 1990 to 1991 and as chief executive officer since 1991. Prior to 1990, Mr. Nielsen served as president of Birmingham Coca-Cola Bottling Company. Mr. Nielsen is on the board of directors of AmSouth Bancorporation. He also currently serves as a board member of the Birmingham Civil Rights Institute and the Birmingham Airport Authority and as chairman of the 1998 United Way Campaign for Central Alabama. Mr. Nielsen is chairman of the Executive Compensation Committee of the Board of Trustees and is chairman of its Option Plan Subcommittee. Mr. Nielsen also is chairman of the executive compensation committee of the board of directors of CPHC.

      Harold W. Ripps, 59, is a trustee of the Company and a director of CPHC. Together with Mr. Meisler, they formed The Rime Companies, a real estate development, construction and management firm specializing in the development of multifamily properties. In December 1994, the Company purchased ten multifamily properties from partners associated with The Rime Companies. While with The Rime Companies, Mr. Ripps oversaw the development and construction of approximately 15,000 multifamily apartment units in the southeastern United States. He is a member of the executive committee of the Birmingham Council of Boy Scouts of America, the President's Advisory Committee of Birmingham Southern College and the President's Council of the University of Alabama in Birmingham. Mr. Ripps is a member of the Executive Committee of the Board of Trustees. He also is a member of the executive committee of the board of directors of CPHC and is a member of the board of directors and the executive compensation committee of the Management Corporation.

      Donald T. Senterfitt, 78, has been a trustee of the Company and a director of CPHC since September 1993. Mr. Senterfitt is a former director and vice chairman of SunTrust Banks, Inc., a bank holding company. He is past president of the American Bankers Association and former General Counsel to the Florida Bankers Association, and served both organizations in a variety of other capacities. He currently serves as president and chief executive officer of The Pilot Group, L.C., a financial institutions consulting firm headquartered in Orlando, Florida. Mr. Senterfitt is a member of the Audit Committee of the Board of Trustees.

                 Executive Officers of the Company

      Thomas H. Lowder, 48, has been chairman of the board, president and chief executive officer of the Company and CPHC, a trustee of the Company, and a director of CPHC since 1993. Mr. Lowder became President of Colonial Properties, Inc., the Company's predecessor, in 1976 and since that time has been actively engaged in the acquisition, development, management, leasing and sale of multifamily, retail and office properties for the Company. Mr. Lowder is a member and past president of the Alabama Chapter of the Commercial Investment Real Estate Institute. Mr. Lowder is a former state Chairman of the Young Presidents' Organization and is a member of the Birmingham Area Board of Realtors, the National Association of Industrial Office Parks, the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts (NAREIT). He serves on the Board of Directors of, among other companies, the Children's Hospital of Alabama, American Red Cross -Birmingham Area Chapter and the United Way of Central Alabama. Mr. Lowder is a member of the Executive Committee of the Board of Trustees, a member of the executive committee of the board of directors of CPHC, and a member of the board of directors of Colonial Properties Services, Inc. (the "Management Corporation"), which conducts the Company's third-party management, leasing and brokerage operations.

      Howard B. Nelson, Jr., 50, has been Chief Financial Officer of the Company and CPHC, with general responsibility for financing matters since May 1997. Mr. Nelson was Senior Vice President and Chief Operating Officer of the Company and CPHC, with responsibility for the day-to-day management of the Company, from September 1993 to May 1997. He joined Colonial in 1984 as a vice president and became Senior Vice President-Finance in 1987. Mr. Nelson has served as treasurer, vice president, president, and board member of the Birmingham Chapter of the National Association of Industrial and Office Parks as well as vice president and board member of the Building Owners and Managers Association of Metropolitan Birmingham. He also serves on the Board of Directors of the Children's Harbor Family Center and the College of Business Advisory Council of Auburn University. He holds a Bachelor of Science Degree from Auburn University.

      Paul F. Earle, 40, has been Executive Vice-President-Multifamily Division of CPHC, with responsibility for management of all multifamily properties owned and/or managed by the Company, since May 1997. He joined Colonial in 1991 and has served as Vice President-Acquisitions, as well as Senior Vice President--Multifamily Division. Mr. Earle serves as Chairman of the Alabama Multifamily Council and is an active member of the National Apartment
Association. He also serves on the Board of Directors of Big Brother/Big Sisters. Before joining Colonial, Mr. Earle was the President and Chief Operating Officer of American Residential Management, Inc., Executive Vice President of Great Atlantic Management, Inc., and Senior Vice President of Balcor Property Management, Inc.

      John N. Hughey, 38, has been Executive Vice President-Retail Division of CPHC, with responsibility for all retail properties owned and/or managed by the Company, since May 1997. He joined Colonial in 1982 and assumed responsibility for an increasing number of shopping centers until being named to Senior Vice President-Retail Division of Colonial in 1991. Mr. Hughey served as the Alabama/Mississippi State Operations Chairman for the International Council of Shopping Centers from 1993-1995. He holds a Bachelor of Science Degree from Auburn University.

      Charles A. McGehee, 52, has been Executive Vice President-Land Acquisitions, Brokerage and Dispositions of CPHC, with responsibility for the Company's acquisitions and dispositions and the sales brokerage departments, since May 1997. Mr. McGehee was Senior Vice President--Multifamily Acquisitions/Development from September 1993 to May 1997 and Senior Vice President--Office Division from January 1990 to September 1993. He joined Colonial in 1976 as vice president of retail leasing and was responsible for leasing all retail space owned and/or managed by Colonial. Mr. McGehee has served as president and a board member of the National Association of Industrial and Office Parks as well as a member of the board of directors of the Birmingham Area Board of Realtors. He holds a Bachelor of Science Degree from Auburn University.

      C. Reynolds Thompson, III, 35, has been Executive Vice President--Office Division of CPHC, with responsibility for management of all office properties owned and/or managed by the Company, since May 1997. Mr. Thompson joined Colonial in February 1997 as Senior Vice President--Office Acquisitions, with responsibility for all acquisitions of office properties. Prior to joining Colonial, Mr. Thompson worked for CarrAmerica Realty Corporation in office building acquisitions and due diligence. Mr. Thompson's ten year real estate background includes acquisitions, development, leasing, and management of office properties in the south. He is an active member of the National Association of Industrial and Office Parks and holds a Bachelor of Science degree from Washington and Lee University.

      Douglas B. Nunnelley, 55, has been Senior Vice President and Secretary of the Company and CPHC, with general responsibility for regulatory, accounting, management information systems, and insurance matters, since May 1997. He joined Colonial in 1993 as Senior Vice President and Chief Financial Officer. From 1979 until 1993, Mr. Nunnelley served as Executive Vice President, Comptroller, and Chief Accounting Officer of the AmSouth Bancorporation, and as Senior Vice President and Comptroller of the First National Bank of Birmingham. He serves on the Board of Directors of Eastern Health Systems, Inc. Mr. Nunnelley holds a Bachelor of Science Degree in accounting from the University of Alabama and is a graduate of the Stonier Graduate School of Banking at Rutgers University and is a Certified Public Accountant.

      Kenneth E. Howell, 48, has been Vice President, Controller and Chief Accounting Officer of the Company and CPHC, with general responsibility for the supervision of accounting, management information systems, and payroll and benefits for all of the properties owned and/or managed by the Company, since 1981. He joined Colonial in 1981 and holds a Bachelor of Science Degree in business administration from Auburn University.


     SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange of 1934 requires CRLP's directors and executive officers to file reports with the SEC on Forms 3, 4 and 5 for the purpose of reporting their ownership of and transactions in Units. During 1997, each of the directors and executive officers of CRLP identified above filed a late Form 3. In addition, each of Messrs. Gorrie, Nelson, and Ripps was late in filing one Form 4 to report an acquisition of Units, and each of Thomas H. Lowder and James K. Lowder was late in filing three Forms 4 to report three acquisitions of Units.

Item 11.   Executive Compensation.

                      EXECUTIVE COMPENSATION

      The following table sets forth certain information concerning the annual and long-term compensation for the chief executive officer and the four other most highly compensated executive officers of the Company (the "Named Executive Officers"):

                    Summary Compensation Table
                                   Annual Compensation                                              Long-Term Compensation
                                                                                          Restricted     Securities     All
                                                                           Other Annual   Share          Underlying     Other
Name and Principal Position        Year      Salary ($)     Bonus ($)      Compensation   Awards($)(1)   Options (#) Compensation(2)
------------------------------------------------------------------------------------------------------------------------------------
Thomas H. Lowder                   1997      $295,000       $225,000           --         $89,250        16,000         $3,453
  Chairman of the Board,           1996       285,000         30,000           --          68,950        16,000          4,500
  President and Chief Executive    1995       285,000        110,000           --          62,775        15,835          4,500
  Officer

Howard B. Nelson, Jr.              1997       198,000        120,000           --          51,000        10,000          3,453
  Chief Financial Officer          1996       171,726         23,000           --          34,475         8,500          4,500
                                   1995       145,000         68,000           --          26,100         6,450          4,159

Paul F. Earle...                   1997       125,000         75,000           --          19,125         3,500          3,453
  Executive Vice President -       1996(3)    107,006         21,006           --            --             --           3,841
  Multifamily Division

John N. Hughey..                   1997       120,000         75,000           --          19,125         3,500          3,453
  Executive Vice President -       1996       104,998         50,000           --          14,775         3,500          3,145
  Retail Division                  1995        95,000         62,000           --          13,388         3,295          3,088

Charles A. McGehee                 1997       125,000         75,000           --          19,125         3,500          3,453
  Executive Vice President -       1996       120,000         20,000           --          17,238         4,000          4,500
  Land, Brokerage and              1995       110,000         63,000           --          15,413         3,815          3,276
  Dispositions

(1) The number and value of restricted shares held by the Named Executive Officers as of December 31, 1997 were as follows: Mr. Lowder - 6,156 shares ($185,450); Mr. Nelson - 3,184 shares ($95,918); Mr. Earle - 600 shares ($18,075); Mr. Hughey - 1,316 shares ($39,705); and Mr. McGehee - 1,984 shares ($59,768). Dividends are paid on restricted shares at the same rate paid to all other holders of Common Shares.
(2) All Other Compensation consists solely of employer contributions to the Company's 401(k) Plan.
(3) Mr. Earle became an executive officer of the Company in 1996.

      The following table sets forth certain information concerning exercised and unexercised options held by the Named Executive Officers at December 31, 1997:

    Aggregated Option Exercises in Last Fiscal Year and Fiscal
                      Year-End Option Values
                                                             Number of               Value of Unexercised
                         Shares                             Securities Underlying    In-the-Money
                         Acquired            Value          Unexercised Options      Options
Name                     on Exercise(#)      Realized($)    at December 31, 1997     at December 31, 1997(1)
--------------------------------------------------------------------------------------------------------------
                                                          Exercisable Unexercisable  Exercisable Unexercisable
--------------------------------------------------------------------------------------------------------------
Thomas H. Lowder          --                      --         31,890         31,945     $218,550     $96,274

Howard B. Nelson, Jr.     --                      --         10,593         17,817       70,873      46,485

Paul F. Earle             --                      --            833          5,167        4,583       9,167

John N. Hughey            --                      --          6,193          6,932       41,591      20,659

Charles A. McGehee        --                      --          6,977          7,438       47,542      23,727
------------------------

(1)Based on the closing price of $30.125 per Common Share on December 31, 1997, as reported by the New York Stock Exchange.

      The following table sets for the certain information relating to options to purchase Common Shares granted to the Named Executive Officers during 1997:

                 Option Grants in Last Fiscal Year

         Individual Grants
---------------------------------------------------------
                                   Percent                                      Potential Realizable
                    Number of      of Total                                     Value at Assumed
                    Securities     Options                                      Annual Rates of Share
                    Underlying     Granted to     Exercise                      Price Appreciation for
                    Options        Employees in   Price          Expiration        Option Term
Name                Granted(#)     Fiscal Year    ($/Sh)         Date           5%         10%
------------------------------------------------------------------------------  ------------------

Thomas H. Lowder       16,000      20.25%         $31.875        1/22/07        $320,736 $812,809

Howard B. Nelson, Jr.  10,000      12.66%          31.875        1/22/07         200,460  508,005

Paul F. Earle           3,500       4.43%          31.875        1/22/07          70,161  177,802

John N. Hughey          3,500       4.43%          31.875        1/22/07          70,161  177,802

Charles A. McGehee      3,500       4.43%          31.875        1/22/07          70,161  177,802

      All options granted in 1997 become exercisable in three equal annual installments beginning on the first anniversary of the date of grant and have a term of ten years.

Defined Benefit Plan

      The Company maintains a Retirement Plan (the "Plan") for all of the employees of the Company and its subsidiaries. The Plan also has been adopted by the Management Corporation. An employee becomes eligible to participate in the Plan on January 1 or July 1 following the first anniversary of the person's employment by the Company or one of its consolidated or unconsolidated subsidiaries or age 21 if later. Benefits are based upon the number of years of service (maximum 25 years), and the average of the participant's earnings during the five highest years of compensation during the final 10 years of employment. Each participant accrues a benefit at a specified percentage of compensation up to the Social Security wage base, and at a higher percentage of compensation above the Social Security wage base. Employment by Colonial, the Company's predecessor, or certain of its affiliated entities is treated as covered service for purposes of the Plan. A participant receives credit for a year of service for every year in which 1,000 hours are completed in the employment of the Company or its subsidiaries.

      The following table reflects estimated annual benefits payable upon retirement under the Plan as a single life annuity commencing at age 65. These benefits ignore the lower benefit rate applicable to earnings below the Social Security covered compensation level.

                        Pension Plan Table
                             Years of Service
             --------------------------------------------------
Remuneration     5         10         15        20       25
------------

$100,000      $ 7,600    $15,200   $22,800    $30,400  $38,000
125,000       $ 9,500    $19,000   $28,500    $38,000  $47,500
150,000       $11,400    $22,800   $34,200    $45,600  $57,000
$160,000 or   $12,160    $24,320   $36,480    $48,640  $60,800
over

      The benefits shown are limited by the current statutory limitations which restrict the amount of benefits which can be paid from a qualified retirement plan. The statutory limit on compensation which may be recognized in calculating benefits is $160,000 in 1998. This limit is scheduled to increase periodically with the cost of living.

     Covered compensation under the Plan includes only the employees' base salary. Thomas H. Lowder has 23 years of covered service under the Plan, Howard
B. Nelson, Jr. has 13 years of service, Paul F. Earle has six years of service, John N. Hughey has 15 years of service, and Charles A. McGehee has 17 years of service.

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

          EXECUTIVE COMPENSATION COMMITTEE INTERLOCKS AND
                       INSIDER PARTICIPATION

     None of the five members of the Executive Compensation Committee is an employee of the Company. As described below, M. Miller Gorrie, William M. Johnson, James K. Lowder and Harold W. Ripps, who are members of the Committee, own interests in certain entities that, during 1997, were parties to certain transactions involving the Company.


      On March 24, 1997, the Company acquired Inverness Family Medical Center, a 28,000 square foot community shopping center, from a partnership in which Messrs. Gorrie and J. Lowder, among other, owned interests, for approximately $3.0 million. The Company paid the purchase price with approximately $1.5 million in cash and 16,303 units of limited partnership interest in the Operating Partnership ("Units"). In connection with the transaction, Mr. Gorrie received 369 Units, and Equity Partner Joint Venture ("EPJV"), a partnership in which each of Messrs. J. Lowder, T. Lowder and Robert E. Lowder owns a one-third interest, received 12,244 Units. In addition, Howard B. Nelson, Jr., the Company's chief financial officer, received 369 Units in the transaction.

     On April 1, 1997, the Company acquired Colonial Village at Trussville, a multi-family property located in Birmingham, Alabama, from an entity owned in part by Mr. Ripps. The Company paid a total purchase price of $20.5 million for the property, including the issuance of 57,072 Units to Mr. Ripps.

     On July 11, 1997, the Company acquired Colonial Village at Timothy Woods, a multi-family property located in Athens, Georgia, from Colonial Commercial Investments, Inc. ("CCI"), a corporation owned by Messrs. J. Lowder and T. Lowder. The Company paid a total purchase price of $12.8 million, including the issuance of 27,275 Units.

      On July 31, 1997, the Company acquired through merger from Mr. Johnson six office buildings located in the Mansell 400 Office Center for a purchase price of $48.5 million. The Company paid the purchase price through the issuance of 540,235 Units, the assumption of indebtedness in the amount of $31.7 million and the payment of $1.1 million in cash. In connection with the acquisition, the Company also agreed to acquire certain adjacent or nearby properties for a total purchase price of approximately $27.3 million. The Company acquired one of these properties, the Village at Roswell Summit, on December 31, 1997 for approximately $3.0 million, including the issuance to Mr. Johnson of 34,777 Units. The Company expects to acquire the remaining properties during 1998.

     On August 8, 1997, the Company purchased from Messrs. J. Lowder, T. Lowder and Robert E. Lowder certain undeveloped land located in Mobile, Alabama for a purchase price of $475,000. The Company paid the purchase price through the issuance of 5,411 Units to each of Messrs. J. Lowder and T. Lowder and the payment of $158,333 in cash to Robert E. Lowder.

      On November 1, 1997, the Company purchased from Mr. Gorrie his 27% interest in the Riverchase Center, an office property located in Birmingham, Alabama in which the Company owned the remaining 73% interest. The Company paid the purchase price of $3.4 million through the issuance of 114,798 Units.

      Brasfield & Gorrie General Contractors, Inc. ("B&G"), a corporation of which Mr. Gorrie is a shareholder and chairman of the board, was engaged during 1995 to construct the expansion of the Company's Macon Mall. The Company paid B&G a total of $5.2 million ($5.0 million of which was then paid to unaffiliated subcontractors) during 1997 pursuant to this engagement.

      CCI has guaranteed indebtedness of a partnership accounted for by the Company under the equity method in the aggregate amount of $1.4 million. The
Company has indemnified CCI against any liability it may incur under this guarantee.

      The Management Corporation provided management and leasing services during 1997 to certain entities in which Mr. J. Lowder and his brothers T. Lowder and Robert E. Lowder have an interest. The aggregate amount of fees paid to the Management Corporation by such entities during 1997 was approximately $368,000.

      Colonial Insurance Company, a corporation indirectly owned by the Lowder family, provided insurance brokerage services for the Company during 1997. The aggregate amount paid by the Company to Colonial Insurance Company for these services for the year ended December 31, 1997, was approximately $182,000.

      The Company leased space to certain entities in which the Lowder family has an interest and received rent from these entities totaling approximately $879,000 during 1997.

     The Company engaged Lowder Construction Company, Inc., of which Mr. J. Lowder serves as chairman of the board and which is indirectly owned by Mr. J. Lowder and T. Lowder, to serve as construction manager for ten multifamily development and expansion projects during 1997. The Company paid a total of $41.3 million ($39.8 million of which was then paid to unaffiliated subcontractors) for the construction of these development and expansion projects during 1997.


Item 12.   Security  Ownership  of  Certain  Beneficial  Owners and
           Management

      The following table sets forth information regarding the beneficial ownership of Units as of March 9, 1998, for (1) each person known by CRLP to be the beneficial owner of more than five percent of CRLP's outstanding Units, (2) each trustee of the Company (each of whom also serves as a director of CPHC) and each of the chief executive officer and the four other most highly compensated executive officers of the Company (the "Named Executive Officers") (each of whom also is an executive officer of CPHC) and (3) the trustees and executive officers of Colonial as a group. Each person named in the table has sole voting and investment power with respect to all Units shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. The extent to which a person held Common Shares of Colonial as of March 9, 1998, is set forth in Colonial's Proxy Statement dated March 24, 1998, under the caption "Voting Securities and Principal Holders Thereof," and is incorporated by reference in this Annual Report and shall be deemed a part hereof. Unless otherwise provided in the table, the address of each beneficial owner is Colonial Plaza, Suite 750, 2101 Sixth Avenue North, Birmingham, Alabama 35203.


 Name and Business                      Number of     Percent of
 Address of Beneficial Owner              Units         Units(1)
----------------------------------------------------------------

Colonial Properties Trust
  (through Colonial Properties
   Holding Company, Inc.)               21,289,507  (2)    67.3%

 Thomas H. Lowder                        2,836,759  (3)     9.0%

 James K. Lowder                         2,836,759  (4)     9.0%
 2000 Interstate Parkway
 Suite 400
 Montgomery, Alabama  36104

 Robert E. Lowder                        1,750,177  (5)     5.5%
 One Commerce Street
 Montgomery, Alabama  36104

 Carl F. Bailey                                -0-             *

 M. Miller Gorrie                          115,167          0.4%


William M. Johnson                         575,012  (6)     1.8%

 Herbert A. Meisler                        526,934  (7)     1.7%

 Claude B. Nielsen                             -0-             *

 Harold W. Ripps                         1,908,380          6.0%

 Donald T. Senterfitt                          -0-             *

 John N. Hughey                                -0-             *

 Charles A. McGehee                            -0-             *

 Paul F. Earle                                 -0-             *

 Howard B. Nelson, Jr.                         369             *

 All executive officers and
  trustees as a group (16 persons)       8,153,856  (8)    25.8%

 *   Less than 1%

------------------------------------
(1)   The number of Units outstanding as of March 9, 1998, was 31,635,251.
(2) Does not include 316,353 units of general partnership interest held by CPHC, representing a one percent equity interest in CRLP.
(3) Includes 538,211 Units owned by Thomas Lowder, 1,285,572 Units owned by Colonial Commercial Investments, Inc. ("CCI"), a corporation owned equally by Thomas and James Lowder, and 1,012,976 Units owned by Equity Partners Joint Venture ("EPJV"), a general partnership of which Thomas, James and Robert Lowder are the sole general partners. Units owned by CCI are reported twice in this table, once as beneficially owned by Thomas Lowder and again as beneficially owned by James Lowder. Units owned by EPJV are reported three times in this table, as beneficially owned by each of the Lowder brothers.
(4) Includes 538,211 Units owned by James Lowder, 1,285,572 Units owned by CCI and 1,012,976 Units owned by EPJV.
(5) Includes 523,546 Units owned by Robert Lowder, 213,655 Units owned by CBC Realty, Inc. ("CBC"), a corporation wholly owned by Robert Lowder, and 1,012,976 Units owned by EPJV.
(6) Includes 561,958 Units owned by Mr. Johnson, 348 Units owned by VRS Corp. I, a corporation wholly owned by Mr. Johnson, and 12,706 Units owned by Mr. Johnson's wife.
(7) Includes 526,934 Units owned by Meisler Enterprises, L.L.C., a limited liability company of which Mr. Meisler and his wife are the sole members.
(8) Units held by CCI and EPJV have been counted only once for this purpose.

Item 13.   Certain Relationships and Related Transactions.

           The information required by this item is included in Item 11 of this Form 10-K.

                              Part IV

Item 14.   Exhibits, Financial Schedules, and Reports on Form 8-K.

14(a)(1) and (2)     Financial Statements and Schedules

  Index to Financial Statements and Financial Statement Schedules

Financial Statements:

      The following financial statements of CRLP are included in Part II, Item 8 of this report:

      Report of Independent Accountants

      Consolidated Balance Sheets as of December 31, 1997 and 1996

      Consolidated   Statements  of  Income  for  the  years  ended
      December 31, 1997, 1996, and 1995

      Consolidated Statements of Partners' Capital for the years ended December 31, 1997, 1996, and 1995

      Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995

      Notes to Consolidated Financial Statements

Financial Statement Schedules:

      Schedule IIIReal Estate and Accumulated Depreciation

      Report of Independent Accountants

      All other schedules have been omitted because the required information of such other schedules is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements.

14(a)(3)   Exhibits

          *3.1     Declaration of Trust of Company.
          *3.2     Bylaws of the Company.
         **10.1    Second Amended and Restated Agreement of
                   Limited Partnership of the Operating
                   Partnership, as amended.
          +10.2.1  Registration Rights and Lock-Up Agreement dated September 29,
                   1993, among the Company and the persons named therein.
           10.2.2  Registration Rights and Lock-Up Agreement
                   dated March 25, 1997, among the Company and the persons named therein. (EDGAR Version Only)
           10.2.3  Registration Rights and Lock-Up Agreement
                   dated November 4, 1994, among the Company and the persons named therein. (EDGAR Version Only)
           10.2.4  Registration Rights and Lock-Up Agreement
                   dated August 20, 1997, among the Company and the persons named therein. (EDGAR Version Only)
           10.2.5  Registration Rights and Lock-Up Agreement
                   dated November 1, 1997, among the Company and the persons named therein. (EDGAR Version Only)

           10.2.6  Registration Rights and Lock-Up Agreement
                   dated July 1, 1997, among the Company and the
                   persons named therein. (EDGAR Version Only)
           10.2.7  Registration Rights and Lock-Up Agreement
                   dated July 1, 1996, among the Company and the
                   persons named therein. (EDGAR Version Only)
       (PI)10.3.1  First Amended and Restated Employee Share
         ++         Option and Restricted Share Plan.
          +/-10.3.2  Non-employee Trustee Share Option Plan.
         ++
         +/-+/-10.3.3  Non-employee Trustee Share Plan.
         ++
    (OMEGA)10.3.4  Employee Share Purchase Plan.
         ++
          +10.5    Non-employee Trustee Option Agreement.
          +10.6 ++  Employment Agreement between the Company and
                   Thomas H. Lowder.
          +10.7    Officers and Trustees Indemnification
                   Agreement.
          +10.8    Partnership Agreement of the Management
                   Partnership.
         **10.9    Articles of Incorporation of the Management
                   Corporation, as amended.
          +10.10   Bylaws of the Management Corporation.
         **10.11   Articles of Incorporation of CPHC, as amended.
          +10.12   Bylaws of CPHC.
          +10.13   Land Option Agreement.
         ++10.14   Credit agreement between the Colonial Realty
                   Limited Partnership and SouthTrust Bank,
                   National Association, AmSouth Bank, N.A.,
                   Wells Fargo Bank, National Association,
                   Wachovia Bank, N.A., First National Bank of
                   Commerce, N.A., and PNC Bank, Ohio, National
                   Association dated July 10, 1997 and related
                   promissory notes.
          +10.16 ++ Annual Incentive Plan.
         ++++10.17 Indenture dated as of July 22, 1996, by and between  Colonial
                   Realty  Limited  Partnership  and Bankers Trust  Company,  as
                   amended
           21.1 List of  Subsidiaries.  (EDGAR  Version  Only)
           23.1  Consent of Coopers & Lybrand L.L.P.
                27 Financial Data Schedules (EDGAR Version Only)
--------------------

* Incorporated by reference to the Annexes to Colonial's Proxy Statement dated September 1, 1995.
**Incorporated  by reference to the same titled and number exhibit in Colonial's
  Annual Report on Form 10-K dated December 31, 1994.
+ Incorporated  by  reference  to  the  same  titled  and  numbered  exhibit  in
  Colonial's Registration Statement on Form S-11, No. 33-65954.
++Management contract or compensatory plan required to be filed pursuant to Item
  14(c) of Form 10-K.
++Incorporated  by  reference  to the same  titled and number  exhibit in CRLP's
  Quarterly Report on Form 10-Q dated June 30, 1997.
++++  Incorporated  by reference to (i) Exhibit D to the Form 8-K dated July 19,
  1996, filed by Colonial Realty Limited Partnership, and (ii) Exhibit B to the Form 8-K dated December 6, 1996, filed by Colonial Realty Limited Partnership.
(PI)  Incorporated   by   reference  to   Colonial's   Registration
  Statement on Form S-8, No. 333-27203.
+/- Incorporated  by reference to Colonial's  Registration  Statement on Form S-8, No. 333-27203.
+/-+/-    Incorporated   by   reference  to   Colonial's   Registration
  Statement on Form S-8, No. 333-27205.
(OMEGA)    Incorporated  by  reference to  Colonial's  Registration
  Statement on Form S-8, No. 333-27201.

14(b) Reports on Form 8-K

      Reports on Form 8-K filed during the last quarter of 1997: Form 8-K dated December 10, 1997, reported certain property acquisitions during 1997 under Item 5, "Other Events."

14(c) Exhibits

      The list of  Exhibits  filed with this  report is set forth in response to
      Item 14(a)(3).

14(d) Financial Statements

      None.

                            SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 1998.

                                    COLONIAL REALTY LIMITED PARTNERSHIP
                                    a Delaware limited partnership

                                  By: Colonial Properties Holding Company, Inc.,
                                       its general partner


                                    By:   /s/ Howard B. Nelson, Jr.
                                          Howard B. Nelson, Jr.
                                          Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and the capacities indicated on March 20, 1998.

          Signature

      /s/  Thomas H. Lowder     Chairman of the Board, President,
------------------------------
       Thomas H. Lowder         and Chief Executive Officer

      /s/  Howard B. Nelson, Jr.Chief Financial Officer
------------------------------
       Howard B. Nelson, Jr.

      /s/  Kenneth E. Howell    Vice President, Controller, and
                               Assistant Secretary
------------------------------
       Kenneth E. Howell        (Chief Accounting Officer)

      /s/  Carl F. Bailey       Director
------------------------------
       Carl F. Bailey

      /s/  M. Miller Gorrie     Director
------------------------------
       M. Miller Gorrie

      /s/  William M. Johnson   Director
------------------------------
       William M. Johnson

      /s/  James K. Lowder      Director
------------------------------
       James K. Lowder

      /s/  Herbert A. Meisler   Director
------------------------------
       Herbert A. Meisler

      /s/  Claude B. Nielsen    Director
------------------------------
       Claude B. Nielsen

      /s/  Harold W. Ripps      Director
------------------------------
       Harold W. Ripps

      /s/  Donald T. Senterfitt Director
------------------------------
       Donald T. Senterfitt


                                  SCHEDULE III
                            COLONIAL REALTY LIMITED PARTNERSHIP
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1997


                                                        Initial Cost to            Cost                 Gross Amount at Which
                                                            Company             Capitalized           Carried at Close of Period
                                                               Buildings and   Subsequent to                Buildings and
              Description           Encumbrances      Land     Improvements    Acquisition       Land       Improvements      Total
------------------------------------------------------------------------------------------------------------------------------------
        Multifamily:
          CG at Barrington                $ -0-    $ 880,000   $ 8,605,143       $ 63,036    $ 880,000    $ 8,668,179    $ 9,548,179
          CG at Bayshore                    -0-    1,265,561    10,196,833        132,179    1,265,561     10,329,012     11,594,573
          CG at Carrollwood          6,230,000     1,464,000    10,657,840        748,737    1,464,000     11,406,577     12,870,577
          CG at Edgewater            9,811,501     1,540,000    12,671,606        126,285    1,540,000     12,797,891     14,337,891
          CG at Gainesville                 -0-    3,360,000    24,173,649      2,614,403    3,361,850     26,786,202     30,148,052
          CG at Galleria            22,400,000     4,600,000    39,078,925      1,070,959    4,600,000     40,149,884     44,749,884
          CG at Galleria II                 -0-      758,439     7,902,382         16,387      758,439      7,918,769      8,677,208
          CG at Galleria Woods       7,253,376     1,220,000    12,480,949        103,462    1,220,000     12,584,411     13,804,411
          CG at Heathrow                    -0-    2,560,661    17,612,990        339,580    2,560,661     17,952,570     20,513,231
          CG at Inverness Lakes             -0-      641,334     8,873,906        197,150      641,334      9,071,056      9,712,390
          CG at Kirkman                     -0-    2,220,000    21,747,240        591,752    2,220,000     22,338,992     24,558,992
          CG at Mountain Brook      12,101,956     1,960,000    21,181,118        188,669    1,960,000     21,369,787     23,329,787
          CG at Natchez Trace       10,941,371     1,312,000    16,568,050         23,741    1,312,000     16,591,791     17,903,791
          CG at Palm Aire                   -0-    1,488,000    13,515,075        192,548    1,489,500     13,706,123     15,195,623
          CG at Palma Sola                  -0-    1,479,352            -0-    12,352,103    1,479,352     12,352,103     13,831,455
          CG at Ponte Vedra                 -0-    1,440,000    10,038,593        413,749    1,440,000     10,452,342     11,892,342
          CG at Research Park       12,775,000     3,680,000    31,686,621     (1,814,626)   3,680,000     29,871,995     33,551,995
          CG at Riverchase           9,081,348     2,340,000    25,248,548        536,523    2,340,000     25,785,071     28,125,071
          CG at Spring Creek                -0-    1,184,000    13,243,975        164,251    1,184,000     13,408,226     14,592,226
          CG at Wesleyan                    -0-      720,000    12,760,587          5,448      720,000     12,766,035     13,486,035
          Colony Park                       -0-      409,401     4,345,599        301,264      409,406      4,646,859      5,056,264
          CV at Ashford Place               -0-      537,600     5,839,838         59,784      537,600      5,899,622      6,437,222
          CV at Cahaba Heights       3,696,965       625,000     6,548,683        142,591      625,000      6,691,274      7,316,274
          CV at Caledon Wood                -0-    2,100,000    19,482,210             -0-   2,100,000     19,482,210     21,582,210
          CV at Cordova                     -0-      134,000     3,986,304        295,277      134,000      4,281,581      4,415,581
          CV at Hillcrest                   -0-      332,800     4,310,671         53,392      332,800      4,364,063      4,696,863
          CV at Hillwood             4,923,333       511,700     5,508,300        174,256      511,700      5,682,556      6,194,256
          CV at Huntleigh Woods      2,992,056       745,600     4,908,990        555,874      745,600      5,464,864      6,210,464
          CV at Inverness            9,900,000     1,713,668    10,352,151      7,941,736    1,713,668     18,293,887     20,007,555
          CV at Inverness Lakes      5,663,333       735,080     7,254,920        278,424      735,080      7,533,344      8,268,424
          CV at Lake Mary                   -0-    2,145,480            -0-    19,068,913    3,634,094     17,580,299     21,214,393
          CV at McGehee Place               -0-      795,627            -0-    16,657,470      842,321     16,610,776     17,453,097
          CV at Monte D'Oro                 -0-    1,000,000     6,994,227        881,623    1,000,000      7,875,850      8,875,850
          CV at Oakleigh                    -0-      880,000     9,685,518        151,072    1,024,334      9,692,256     10,716,590
          CV at River Hills II              -0-      857,080            -0-     8,976,348      857,079      8,976,349      9,833,428
          CV at Rocky Ridge          7,335,000       644,943     8,325,057        154,091      644,943      8,479,148      9,124,091
          CV at Stockbridge                 -0-      960,000    11,975,947        185,421      960,000     12,161,368     13,121,368
          CV at Timothy Woods               -0-    1,020,000    11,910,546         27,892    1,020,000     11,938,438     12,958,438
          CV at Trussville                  -0-    1,504,000    18,800,253        589,448    1,504,000     19,389,701     20,893,701
          CV at Vernon Marsh         3,400,000       960,984     3,511,596      3,067,840      960,984      6,579,436      7,540,420
          CV at White Bluff          4,500,000       699,128     4,920,872        251,830      699,128      5,172,702      5,871,830
          North Ingle Villas                -0-      497,574     4,122,426        334,401      497,574      4,456,827      4,954,401
          Patio I, II & III                 -0-      249,876     3,305,124      1,918,124      366,717      5,106,407      5,473,124
          Ski Lodge - Tuscaloosa     4,779,642     1,064,000     6,636,685        385,614    1,064,000      7,022,299      8,086,299


        Retail:
          Abingdon Town Centre              -0-    2,051,250     6,687,616             -0-   2,051,250      6,687,616      8,738,866
          Bardmoor Village                  -0-    2,143,152     9,746,573         14,481    2,143,152      9,761,054     11,904,206
          Bear Lake Village                 -0-    2,134,440     6,551,683         61,109    2,134,440      6,612,792      8,747,232
          Beechwood Shopping Center         -0-    2,565,550    19,647,875        214,717    2,565,550     19,862,592     22,428,142
          Bellwood                   2,973,419       330,000            -0-     3,138,776      330,000      3,138,776      3,468,776
          Briarcliffe Mall                  -0-    9,099,972    33,663,654        733,323    9,099,972     34,396,977     43,496,949
          Britt David                       -0-    1,755,000     4,951,852             -0-   1,755,000      4,951,852      6,706,852
          Brookwood Village                 -0-    8,136,700    24,435,002        815,382    8,136,700     25,250,384     33,387,084
          Burnt Store Square                -0-    3,750,000     8,198,677         39,806    3,750,000      8,238,483     11,988,483
          Country Lake Village              -0-    3,659,040     6,783,697         46,259    3,659,040      6,829,956     10,488,996
          Gadsden Mall                      -0-      639,577            -0-    18,815,847      639,577     18,815,847     19,455,424
          Glynn Place Mall                  -0-    3,588,178    22,514,121         20,711    3,588,178     22,534,832     26,123,010
          Heatherbrooke Center              -0-    1,680,000     1,387,055         79,264    1,680,000      1,466,319      3,146,319
          Holly Hill Mall                   -0-    4,120,000    25,632,587         30,396    4,120,000     25,662,983     29,782,983
          Island Walk               10,253,337     4,181,760    13,023,401         51,966    4,181,760     13,075,367     17,257,127
          Lakeshore Mall                    -0-    4,646,300    30,973,239         21,226    4,646,300     30,994,465     35,640,765
          Lakewood Plaza                    -0-    2,984,522    11,482,512         11,138    2,984,522     11,493,650     14,478,172
          Macon Mall                        -0-    1,021,733            -0-    89,406,602    4,928,601     85,499,734     90,428,335
          Mayberry Mall              3,401,032       862,500     3,778,590          8,290      862,500      3,786,880      4,649,380
          McGehee Place                     -0-      197,152            -0-     3,799,891      197,152      3,799,891      3,997,043
          Montgomery Promenade      10,810,000     3,788,913    11,346,754        990,022    4,332,432     11,793,257     16,125,689
          Montgomery Promenade North        -0-    2,400,000     5,664,858             -0-   2,400,000      5,664,858      8,064,858
          Northdale Court                   -0-    3,059,760     8,054,090         22,871    3,059,760      8,076,961     11,136,721
          Old Springville                   -0-      272,594            -0-     3,340,930      277,975      3,335,549      3,613,524
          Olde Town                         -0-      343,325            -0-     2,445,304      343,325      2,445,304      2,788,629
          Paddock Park                      -0-    1,532,520     3,754,879         66,765    1,532,520      3,821,644      5,354,164
          Quaker Village                    -0-      931,000     7,901,874             -0-     931,000      7,901,874      8,832,874
          River Oaks                        -0-    3,262,800    23,636,229        576,083    3,262,800     24,212,312     27,475,112
          Rivermont Shopping Center  1,789,378       515,250     2,332,486          7,240      515,250      2,339,726      2,854,976
          Stanly Plaza                      -0-      450,000     1,657,870             -0-     450,000      1,657,870      2,107,870
          Staunton Mall                     -0-    2,895,000    15,083,542             -0-   2,895,000     15,083,542     17,978,542
          University Park Plaza     14,445,000     6,946,785    20,104,517        269,075    6,946,785     20,373,592     27,320,377
          Valdosta Mall                     -0-    5,377,000    30,239,796         20,832    5,377,000     30,260,628     35,637,628
          Village at Roswell Summit  1,652,438       450,000     2,563,642             -0-     450,000      2,563,642      3,013,642
          Village Mall                      -0-      103,480            -0-    14,381,208      319,528     14,165,160     14,484,688
          Wekiva Riverwalk                  -0-    2,817,788    15,302,375         43,924    2,817,788     15,346,299     18,164,087
          Winter Haven Village              -0-    1,768,586     3,928,903      4,338,922    4,045,045      5,991,366     10,036,411
          Yadkin Plaza                      -0-    1,080,000     1,224,136             -0-   1,080,000      1,224,136      2,304,136


        Office:
          250 Commerce Street               -0-       25,000       200,200      2,252,870       25,000      2,453,070      2,478,070
          AmSouth Center                    -0-      764,961            -0-    16,594,852      764,961     16,594,852     17,359,813
          Colonial Plaza                    -0-    1,001,375    12,381,023         13,638    1,001,375     12,394,661     13,396,036
          International Park         2,011,911     1,279,355     5,668,186         99,830    1,279,355      5,768,016      7,047,371
          Interstate Park            4,481,137     1,125,990     7,113,558      8,663,186    1,125,988     15,776,746     16,902,734
          Lakeside Office Park              -0-      423,451     8,313,291        121,822      423,451      8,435,113      8,858,564
          Mansell Office Park       31,579,474     4,540,000    44,012,971        337,397    4,540,000     44,350,368     48,890,368
          P&S Building                      -0-      104,089            -0-       773,576      104,089        773,576        877,665
          Progress Center                   -0-      521,037    14,710,851        356,689      521,037     15,067,540     15,588,577
          Riverchase Center          8,479,597     1,916,727    22,091,651        151,889    1,916,727     22,243,540     24,160,267
          University Park                   -0-      396,960            -0-     4,305,866      396,960      4,305,866      4,702,826
        Active Development Projects:
          CG at Bayshore II                 -0-    9,213,320            -0-            -0-     984,000      8,229,320      9,213,320
          CG at Cypress Crossing            -0-    4,332,601            -0-            -0-   1,909,932      2,422,669      4,332,601
          CG at Edgewater II                -0-    3,871,062            -0-            -0-     999,221      2,871,841      3,871,062
          CG at Hunter's Creek              -0-   33,264,022            -0-            -0-   4,725,936     28,538,086     33,264,022
          CG at Inverness Lakes II          -0-    2,956,482            -0-            -0-     477,259      2,479,223      2,956,482
          CG at Lakewood Ranch              -0-    2,320,442            -0-            -0-   1,816,934        503,508      2,320,442
          CG at Research Park II            -0-        3,538            -0-            -0-       3,538             -0-         3,538
          CG at Wesleyan II                 -0-      788,868            -0-            -0-     720,000         68,868        788,868
          CV at Citrus Park                 -0-    1,323,593            -0-            -0-   1,199,760        123,833      1,323,593
          CV at Inverness IV                -0-    6,710,610            -0-            -0-     630,858      6,079,752      6,710,610
          CV at McGehee Place               -0-       90,733            -0-            -0-      58,549         32,184         90,733
          CV at River Hills III             -0-   14,462,674            -0-            -0-   1,694,075     12,768,599     14,462,674
          Other Miscellaneous Projects      -0-      185,914            -0-            -0-          -0-       185,914        185,914
        Unimproved Land:
          Macon Mall Outparcels             -0-      663,142            -0-            -0-     663,142             -0-       663,142
          McGehee Place Land           668,364       439,471            -0-            -0-     439,471             -0-       439,471
          North Heathrow Land               -0-    5,487,137            -0-            -0-   5,487,137             -0-     5,487,137
          Village Mall                      -0-      404,187            -0-            -0-     404,187             -0-       404,187
       -----------------------------------------------------------------------------------------------------------------------------
                                 $ 230,329,968 $ 253,395,256 $ 977,715,763  $ 258,002,996 $197,839,569 $1,291,274,447 $1,489,114,015
                                 ===================================================================================================


(INFORMATION CONTINUED FROM PREVIOUS TABLE)

                             SCHEDULE III, CONTINUED
                            COLONIAL REALTY LIMITED PARTNERSHIP
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1997


                                                                     Date
                                                                   Acquired/
                                         Accumulated     Date     Placed in   Depreciable
              Description                Depreciation  Completed  Service     Lives-Year
-----------------------------------------------------------------------------------------
        Multifamily:
          CG at Barrington               $ 431,389     1996       1996       7-40 Years
          CG at Bayshore                   443,040     1997     1985/97      7-40 Years
          CG at Carrollwood              1,594,539     1966       1994       7-40 Years
          CG at Edgewater                1,807,397     1990       1994       7-40 Years
          CG at Gainesville              3,284,411   1989/93/94   1994       7-40 Years
          CG at Galleria                 3,102,045     1986       1994       7-40 Years
          CG at Galleria II                395,443     1996       1996       7-40 Years
          CG at Galleria Woods             757,786     1994       1996       7-40 Years
          CG at Heathrow                   905,027     1997     1994/97      7-40 Years
          CG at Inverness Lakes            603,138     1996       1996       7-40 Years
          CG at Kirkman                  2,504,039     1991       1994       7-40 Years
          CG at Mountain Brook             954,956   1987/91      1996       7-40 Years
          CG at Natchez Trace              248,598   1995/97      1997       7-40 Years
          CG at Palm Aire                1,741,412     1991       1994       7-40 Years
          CG at Palma Sola               3,347,872     1992       1992       7-40 Years
          CG at Ponte Vedra              1,027,570     1988       1994       7-40 Years
          CG at Research Park            2,813,761   1987/94      1994       7-40 Years
          CG at Riverchase               2,249,290   1984/91      1994       7-40 Years
          CG at Spring Creek               790,076   1992/94      1996       7-40 Years
          CG at Wesleyan                   150,044     1997     1996/97      7-40 Years
          Colony Park                      504,066     1975       1993       7-40 Years
          CV at Ashford Place              258,255     1983       1996       7-40 Years
          CV at Cahaba Heights             342,207     1992       1996       7-40 Years
          CV at Caledon Wood               166,624   1995/96      1997       7-40 Years
          CV at Cordova                  2,181,133     1983       1983       7-40 Years
          CV at Hillcrest                  191,353     1981       1996       7-40 Years
          CV at Hillwood                   634,492     1984       1993       7-40 Years
          CV at Huntleigh Woods            447,971     1978       1994       7-40 Years
          CV at Inverness                3,695,685   1986/87/90 1986/87/90   7-40 Years
          CV at Inverness Lakes            815,481   1983/96      1993       7-40 Years
          CV at Lake Mary                3,580,282   1991/95    1991/95      7-40 Years
          CV at McGehee Place            3,677,362   1986/95    1986/95      7-40 Years
          CV at Monte D'Oro                615,354     1977       1994       7-40 Years
          CV at Oakleigh                   176,590     1997       1997       7-40 Years
          CV at River Hills II           2,404,003     1991       1991       7-40 Years
          CV at Rocky Ridge                905,670     1984       1993       7-40 Years
          CV at Stockbridge              1,348,362   1993/94      1994       7-40 Years
          CV at Timothy Woods              211,292     1996       1997       7-40 Years
          CV at Trussville                 528,574   1996/97      1997       7-40 Years
          CV at Vernon Marsh             1,504,331   1986/87    1986/93      7-40 Years
          CV at White Bluff                556,169     1986       1993       7-40 Years
          North Ingle Villas               496,783     1983       1983       7-40 Years
          Patio I, II & III                553,002   1966/83/84 1994/93/93   7-40 Years
          Ski Lodge - Tuscaloosa           601,280   1976/92      1994       7-40 Years


        Retail:
          Abingdon Town Centre              27,865   1987/96      1997       7-40 Years
          Bardmoor Village                 332,165     1981       1996       7-40 Years
          Bear Lake Village                425,571     1990       1995       7-40 Years
          Beechwood Shopping Center        371,483   1963/92      1997       7-40 Years
          Bellwood                         898,419     1988       1988       7-40 Years
          Briarcliffe Mall               1,006,829     1986       1996       7-40 Years
          Britt David                      392,021     1990       1994       7-40 Years
          Brookwood Village                380,641   1973/91      1997       7-40 Years
          Burnt Store Square               721,350     1990       1994       7-40 Years
          Country Lake Village             432,573     1990       1995       7-40 Years
          Gadsden Mall                   8,036,149   1974/91      1974       7-40 Years
          Glynn Place Mall                  93,750     1986       1997       7-40 Years
          Heatherbrooke Center              27,698     1984       1997       7-40 Years
          Holly Hill Mall                  106,782   1969/86/94   1997       7-40 Years
          Island Walk                      459,924   1993/95      1996       7-40 Years
          Lakeshore Mall                   129,174   1984-87      1997       7-40 Years
          Lakewood Plaza                    47,840     1995       1997       7-40 Years
          Macon Mall                    15,677,827   1975/88/97 1975/88      7-40 Years
          Mayberry Mall                     15,742   1968/86      1997       7-40 Years
          McGehee Place                  1,134,760     1986       1986       7-40 Years
          Montgomery Promenade           2,088,214     1990       1993       7-40 Years
          Montgomery Promenade North            -0-    1997       1995       7-40 Years
          Northdale Court                  438,674     1988       1995       7-40 Years
          Old Springville                2,558,418     1982       1982       7-40 Years
          Olde Town                        620,383   1978/90    1978/90      7-40 Years
          Paddock Park                     202,862     1988       1995       7-40 Years
          Quaker Village                    32,924   1968/88/97   1997       7-40 Years
          River Oaks                     1,463,231   1979/89      1993       7-40 Years
          Rivermont Shopping Center          9,682   1986/97      1997       7-40 Years
          Stanly Plaza                       6,908   1987/96      1997       7-40 Years
          Staunton Mall                     62,834   1969/86/97   1997       7-40 Years
          University Park Plaza          5,709,782   1986/89      1993       7-40 Years
          Valdosta Mall                    125,950   1982-85      1997       7-40 Years
          Village at Roswell Summit             -0-    1988       1997       7-40 Years
          Village Mall                   7,742,483   1973/84/89 1973/84/89   7-40 Years
          Wekiva Riverwalk                 520,755     1990       1996       7-40 Years
          Winter Haven Village             319,706     1986       1995       7-40 Years
          Yadkin Plaza                       5,101   1971/97      1997       7-40 Years


        Office:
          250 Commerce Street            2,286,805   1904/81      1980       7-40 Years
          AmSouth Center                 5,384,009     1990       1990       7-40 Years
          Colonial Plaza                    25,980     1982       1997       7-40 Years
          International Park                95,529   1987/89      1997       7-40 Years
          Interstate Park                4,228,248   1982-85/89 1982-85/89   7-40 Years
          Lakeside Office Park             122,464   1989/90      1997       7-40 Years
          Mansell Office Park              457,529   1987/96/97   1997       7-40 Years
          P&S Building                     393,176   1946/76/91   1974       7-40 Years
          Progress Center                  185,392   1983-91      1997       7-40 Years
          Riverchase Center                510,103   1984-88      1997       7-40 Years
          University Park                1,600,448     1985       1985       7-40 Years
        Active Development Projects:
          CG at Bayshore II                 54,217     N/A        1985        N/A
          CG at Cypress Crossing                -0-    N/A        1997        N/A
          CG at Edgewater II                    -0-    N/A        1997        N/A
          CG at Hunter's Creek             320,071     N/A        1996        N/A
          CG at Inverness Lakes II              -0-    N/A        1994        N/A
          CG at Lakewood Ranch                  -0-    N/A        1997        N/A
          CG at Research Park II                -0-    N/A        1985        N/A
          CG at Wesleyan II                     -0-    N/A        1996        N/A
          CV at Citrus Park                     -0-    N/A        1997        N/A
          CV at Inverness IV                35,227     N/A        1985        N/A
          CV at McGehee Place                   -0-    N/A        1987        N/A
          CV at River Hills III            362,235     N/A        1985        N/A
          Other Miscellaneous Projects          -0-    N/A        1993        N/A
        Unimproved Land:
          Macon Mall Outparcels                 -0-    N/A        1987        N/A
          McGehee Place Land                    -0-    N/A        1981        N/A
          North Heathrow Land                   -0-    N/A        1997        N/A
          Village Mall                          -0-    N/A        1981        N/A
       -----------------------------------------------------------------------------
                                     $ 124,236,057
                                 ===================================================

                              NOTES TO SCHEDULE III
                            COLONIAL REALTY LIMITED PARTNERSHIP
                               December 31, 1997


(1) The aggregate cost for Federal Income Tax purposes was approximately $1,151,629,000 at December 31, 1997.

(2)  See   description  of  mortgage  notes  payable  in  Note  7  of  Notes  to
     Consolidated Financial Statements.

(3) The following is a reconciliation of real estate to balances reported at the beginning of the year:


                                      Reconciliation of Real Estate

                                                         1997              1996             1995
                                                    ---------------   ---------------   -------------
      Real estate investments:
         Balance at beginning of year               $ 1,017,009,315    $ 736,937,703    $ 640,680,718
            Acquisitions of new property               451,256,964       173,276,789      67,326,328
            Improvements and development                97,564,705       107,834,251      29,121,438
            Dispositions of property                   (76,716,969)       (1,039,428)       (190,781)
                                                    ---------------   ---------------   -------------

         Balance at end of year                     $ 1,489,114,015   $ 1,017,009,315   $ 736,937,703
                                                    ===============   ===============   =============


                                Reconciliation of Accumulated Depreciation

                                                         1997              1996             1995
                                                    ---------------   ---------------   -------------
      Accumulated depreciation:
         Balance at beginning of year                 $101,541,658       $79,780,292     $61,773,344
            Depreciation                                31,945,960        22,015,054      18,044,446
            Depreciation of disposition of property     (9,251,561)         (253,688)        (37,498)
                                                    ---------------   ---------------   -------------

         Balance at end of year                       $124,236,057      $101,541,658     $79,780,292
                                                    ===============   ===============   =============


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


/s/ Coopers & Lybrand L.L.P.
COOPERS & LYBRAND L.L.P.
Birmingham, Alabama
January 19, 1998