Form 10-Q
period 1998-03-31
COLONIAL REALTY LIMITED PARTNERSHIP
filed 1998-05-06
CIK 1013844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the  Quarterly  Period  Ended:  March 31,  Commission File Number: 0-20707
1998


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


                                                                            Page

PART I:  FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited)

               Consolidated Condensed Balance Sheets as of
               March 31, 1998 and December 31, 1997                        3

               Consolidated Condensed Statements of Income for the
               Three Months Ended March 31, 1998 and 1997                  4

               Consolidated Condensed Statements of Cash Flows
               for the Three Months Ended March 31, 1998 and 1997          5

               Notes to Consolidated Condensed Financial Statements        6

               Report of Independent Accountants                           9

      Item 2.  Management's Discussion and Analysis of Financial           10
            Condition and Results of Operations

PART II:  OTHER INFORMATION


      Item 2.  Changes in Securities and Use of Proceeds                   12

      Item 6.  Exhibits and Reports on Form 8-K                            12

SIGNATURES                                                                 13

EXHIBITS                                                                   14

                       COLONIAL REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                              --------------------

                                                 March 31, 1998
                                                   (Unaudited) December 31, 1997
                                                   -----------    -----------
                           ASSETS

Land, buildings, & equipment, net ..............   $ 1,337,028    $ 1,268,430
Undeveloped land and construction in progress ..        64,117         98,555
Cash and equivalents ...........................         3,143          4,534
Restricted cash ................................         2,678          2,665
Accounts receivable, net .......................         7,012          7,174
Prepaid expenses ...............................         2,886          3,038
Notes receivable ...............................           542            575
Deferred debt and lease costs, net .............         6,942          7,031
Investment in unconsolidated subsidiaries ......           (32)           (28)
Other assets ...................................         5,052          4,686
                                                   -----------    -----------

                                                   $ 1,429,368    $ 1,396,660
                                                   ===========    ===========


            LIABILITIES AND PARTNERS' CAPITAL

Notes and mortgages payable ....................   $   695,034    $   702,044
Accounts payable ...............................         3,825         14,233
Accrued interest ...............................         7,949          6,526
Accrued expenses ...............................         6,001          2,700
Tenant deposits ................................         3,877          3,715
Unearned rent ..................................         2,822          2,253
                                                   -----------    -----------

    Total liabilities ..........................       719,508        731,471
                                                   -----------    -----------

Redeemable units, at redemption value ..........       319,456        299,492
                                                   -----------    -----------

Partners' capital, excluding redeemable units ..       390,404        365,697
                                                   -----------    -----------

                                                   $ 1,429,368    $ 1,396,660
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

                       COLONIAL REALTY LIMITED PARTNERSHIP
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per unit data)
                              ---------------------

                                                           Three Months Ended
                                                               March 31,
                                                           --------------------
                                                                1998        1997
                                                           --------------------

Revenue:
    Minimum rent ........................................  $ 47,183    $ 33,660
    Percentage rent .....................................       778         322
    Tenant recoveries ...................................     7,281       3,420
    Other ...............................................     3,068       1,768
                                                           --------    --------

        Total revenue ...................................    58,310      39,170
                                                           --------    --------

Property operating expenses:
    General operating expenses ..........................     4,310       2,668
    Salaries and benefits ...............................     2,869       2,274
    Repairs and maintenance .............................     5,746       3,580
    Taxes, licenses, and insurance ......................     4,854       3,618
General and administrative ..............................     2,554       1,213
Depreciation ............................................    10,161       6,669
Amortization ............................................       337         354
                                                           --------    --------

        Total operating expenses ........................    30,831      20,376
                                                           --------    --------

        Income from operations ..........................    27,479      18,794
                                                           --------    --------

Other income (expense):
    Interest expense ....................................   (12,579)     (8,488)
    Income from unconsolidated subsidiaries .............         9         190
    Losses from sales of property .......................       (32)         (1)
    Minority interest in consolidated operating property        -0-         (56)
                                                           --------    --------

        Total other expense .............................   (12,602)     (8,355)
                                                           --------    --------

        Income before extraordinary items ...............    14,877      10,439
Extraordinary loss from early extinguishment of debt ....      (395)       (384)
                                                           --------    --------

        Net income ......................................  $ 14,482    $ 10,055
Distributions to preferred unitholders ..................    (2,734)        -0-
                                                           --------    --------

        Net income available to common unitholders ......  $ 11,748    $ 10,055
                                                           ========    ========

Net income per common unit - basic and diluted ..........  $   0.37    $   0.37
                                                           ========    ========

Weighted average units outstanding ......................    31,440      27,112
                                                           ========    ========

 The accompanying notes are an integral part of these financial statements.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                               -------------------
                                                           Three Months Ended
                                                                March 31,
                                                           --------------------
                                                                1998        1997
                                                           --------------------

Cash flows from operating activities:
    Net  income ...........................................$ 14,482    $ 10,055
    Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization .....................  10,498       7,023
        Income from unconsolidated partnerships ...........      (9)       (190)
        Minority interest in income of property partnership     -0-          56
        Other .............................................     460         543
    Decrease (increase) in:
        Restricted cash ...................................     (13)       (118)
        Accounts and notes receivable .....................     133        (253)
        Prepaid expenses ..................................     161         581
        Other assets ......................................    (584)        142
    Increase (decrease) in:
        Accounts payable .................................. (10,408)     (1,030)
        Accrued interest ..................................   1,423        (519)
        Accrued expenses and other ........................   3,674        (793)
                                                           --------    --------
           Net cash provided by operating activities ......  19,817      15,497
                                                           --------    --------

Cash flows from investing activities:
    Acquisition of properties ............................. (24,879)    (19,393)
    Development expenditures ..............................  (9,455)    (31,991)
    Tenant improvements ...................................    (672)       (471)
    Capital expenditures ..................................  (1,320)     (1,147)
    Distributions from partnerships .......................      35         253
    Capital contributions to partnerships .................     (22)       (121)
                                                           --------    --------
           Net cash used in investing activities .......... (36,313)    (52,870)
                                                           --------    --------

Cash flows from financing activities:
    Principal reductions of debt .......................... (11,303)    (24,789)
    Proceeds from additional borrowings ...................     -0-      50,000
    Net change in revolving credit balances ...............  (1,438)    (17,306)
    Cash contributions ....................................  47,947      43,919
    Capital distributions ................................. (19,676)    (14,322)
    Payment of mortgage financing cost ....................     (30)       (803)
    Other, net ............................................    (395)       (384)
                                                           --------    --------
           Net cash provided by financing activities ......  15,105      36,315
                                                           --------    --------
           Increase (decrease) in cash and equivalents ....  (1,391)     (1,058)
Cash and equivalents, beginning of period .................   4,534       3,340
                                                           --------    --------
Cash and equivalents, end of period .......................$  3,143    $  2,282
                                                           ========    ========

 The accompanying notes are an integral part of these financial statements.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

Note 1 -- Basis of Presentation
      Colonial Realty Limited Partnership ("CRLP") is the operating partnership of Colonial Properties Trust (the "Company"), an Alabama real estate investment trust whose shares are traded on the New York Stock Exchange. The accompanying unaudited consolidated condensed financial statements of CRLP have been prepared by management in accordance with generally accepted accounting principles for interim financial reporting and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the information included in CRLP's Financial Statements as filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1997. The December 31, 1997 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), which is effective for years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore CRLP will adopt the new requirements retroactively in 1998. Management is currently considering the disclosure impact of the adoption of SFAS 131.

Note 2 -- Acquisitions
      Perimeter Corporate Park--On January 9, 1998, CRLP acquired Perimeter Corporate Park, an office park comprised of two multi-tenant buildings in Huntsville, Alabama totaling 233,000 square feet of leasable area. Major tenants include Mevatec, Schafer Corporation, Computer Systems Technology, EER Systems Corporation, and Silicon Graphics. The purchase price of $19.5 million was funded by the assumption of $5.7 million of debt and an advance on CRLP's unsecured line of credit.

      Independence Plaza--On January 15, 1998, CRLP acquired Independence Plaza, a 106,000 square foot office building in Birmingham, Alabama, for a purchase price of $7.5 million. Major tenants include AmSouth Bank, the Cooney, Rikard & Curtain insurance firm and Wall Street Deli (executive offices). The entire purchase price was funded through an advance on CRLP's unsecured line of credit.

      Lakewood Plaza--On January 12, 1998, CRLP completed its acquisition of Lakewood Plaza, a 195,000 square foot community shopping center in Jacksonville, Florida, by issuing 12,453 limited partnership units. The total value of $356,000 was determined pursuant to an agreement entered into at the time of acquisition in October 1997.

      Yadkin Plaza--On January 20, 1998, CRLP acquired the Lowe's Foods at Yadkin Plaza, a community shopping center in Yadkinville, North Carolina, which CRLP acquired in November 1997. CRLP acquired the Lowe's Foods at a purchase price of $3.1 million, which was financed through the issuance of 52,972 limited partnership units, valued at $1.6 million, and an advance on CRLP's unsecured line of credit.

Note 3 -- Distribution
      On April 23, 1998, a cash distribution was declared to partners of CRLP in the amount of $0.55 per unit, totaling $19.7 million. The distribution was declared to partners of record as of May 4, 1998, and will be paid on May 11, 1998.

Note 4 -- Cash Contributions
      During the first quarter of 1998 the Company completed three public offerings of common shares totaling 1,563,038 shares. Subsequent to quarter-end, in April 1998, the Company completed one additional public offering of 3,000,000 common shares. In connection with these offerings, CRLP issued a like amount of common units to the Company (through Colonial Properties Holding Company, Inc.) in exchange for the Company's proceeds from these offerings. The proceeds of the offerings were used to fund acquisition and development expenditures, repay balances outstanding on the Company's revolving credit agreement, repay certain notes and mortgages payable, and for general corporate purposes. Details relating to these equity offerings are as follows:
                                                        (in thousands)
                                                  ----------------------------
              Type of    Number of    Price        Gross    Offering    Net
   Date      Offering      Shares     Per Share              Costs    Proceeds
                                                  Proceeds
------------ ---------- ------------  ----------  --------- --------- --------
February,     Common      375,540   $  30.0000  $   11,266   $   627 $ 10,639
1998
March, 1998   Common      806,452      31.0000      25,000     1,389   23,611
March, 1998   Common      381,046      31.0000      11,812       656   11,156
April, 1998   Common     3,000,000     30.1250      90,375     4,780   85,595

Note 5 -- Net Income Per Unit
      The following table sets forth the computation of basic and diluted earnings per unit:

                                    (Amounts in thousands,
                                    except per unit data)
                                  ---------------------------
                                       Three      Three
                                      Months      Months
                                       Ended      Ended
                                     March 31,    March 31,
                                       1998          1997
                                    ------------  -----------
     Numerator:
      Numerator   for  basic  and
      diluted   net   income  per
      unit    -    net     income
      available     to     common
      unitholders                 $      11,748 $     10,055
                                    ============  ===========

     Denominator:
      Denominator  for  basic net
      income  per unit - weighted
      average common units               31,440       27,112
      Effect     of      dilutive
      securities:
      Trustee and employee  stock
      options                                54           46
                                    ------------  -----------
      Denominator   for   diluted
      net   income   per  unit  -
      adjusted  weighted  average
      common units                       31,494       27,158
                                    ============  ===========

      Basic   and   diluted   net
      income per unit             $         .37 $        .37
                                    ============  ===========

Options to purchase 15,000 common shares at a weighted average exercise price of $30.69 per share were outstanding during 1998 but were not included in the computation of diluted net income per unit because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Colonial Properties Holding Company, Inc.:

      We have reviewed the accompanying consolidated condensed balance sheet of Colonial Realty Limited Partnership (the "Partnership") as of March 31, 1998, and the related consolidated condensed statements of income and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Partnership's management.

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

      We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of income, partners' capital, and cash flows for the year then ended (not presented herein); and in our report dated January 19, 1998, except for Note 13, as to which the date is February 17, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                                /s/ Coopers & Lybrand L.L.P.
                                                COOPERS & LYBRAND L.L.P.
Birmingham, Alabama
April 22, 1998

                       COLONIAL REALTY LIMITED PARTNERSHIP


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
      Colonial Realty Limited Partnership ("CRLP"), a Delaware limited partnership, is the operating partnership of Colonial Properties Trust, an Alabama real estate investment trust (the "Company") whose shares are listed on the New York Stock Exchange. The Company is engaged in the ownership, development, management, and leasing of multifamily communities, retail malls and shopping centers, and office buildings. The Company is organized as a real estate investment trust (REIT) and owns and operates properties in eight states in the Sunbelt region of the United States. As of March 31, 1998, CRLP's real estate portfolio consisted of 43 multifamily communities, 37 retail properties, and 15 office properties.

      CRLP manages its business with three separate and distinct operating divisions: Multifamily, Retail, and Office. Each division has an Executive Vice President that oversees growth and operations and has a separate management team that is responsible for acquiring, developing, and leasing properties within each division. This structure allows CRLP to utilize specialized management personnel for each operating division. Although these divisions operate independently from one another, constant communication among the Executive Vice Presidents provides CRLP with synergy allowing it to take advantage of a variety of investment opportunities.

      The following discussion should be read in conjunction with management's discussion and analysis of financial condition and results of operations and all of the other information appearing in CRLP's 1997 Financial Statements as filed with the Securities and Exchange Commission on Form 10-K and with the financial statements included therein and the notes thereto.

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

Results of  Operations -- Three Months Ended March 31, 1998 and 1997 Revenues --
      Total revenues increased by $19.1 million, or 48.9%, for the first quarter of 1998 when compared to the first quarter of 1997. This increase primarily represents revenues generated by properties acquired or developed during 1998 and 1997. The remaining increase relates to increases in rental rates at existing properties.

      Operating Expenses -- Total operating expenses increased by $10.5 million, or 51.3%, for the first quarter of 1998 when compared to the first quarter of 1997. The majority of this increase, $9.1 million, relates to additional operating expenses associated with properties that were acquired or developed during 1998 and 1997. The remaining increase primarily relates to increases in operating expenses at existing properties and overall increases in corporate overhead and personnel costs associated with CRLP's continued growth.

      Other Income and Expenses -- Interest expense increased by $4.1 million, or 48.2%, for the first quarter of 1998 when compared to the first quarter of 1997. The increase in interest expense is primarily attributable to the assumption of acquisition-related debt, and the increased usage of CRLP's revolving credit agreement in conjunction with the financing of acquisitions and developments.

Liquidity and Capital Resources
      During the first quarter of 1998, CRLP invested $36.1 million in its acquisition and development of properties. CRLP financed this growth through advances on its bank line of credit, the issuance of limited partnership units, assumptions of debt, and cash from operations. As of March 31, 1998, CRLP had one bank line of credit providing for total borrowings of $200 million. The line, which is used by CRLP primarily to finance property acquisitions and development, bears interest at a rate ranging between LIBOR plus 100 basis points and LIBOR plus 150 basis points and expires in July 1998. The balance outstanding on this line at March 31, 1998, was $115.6 million.

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

                       COLONIAL REALTY LIMITED PARTNERSHIP
                          PART II -- OTHER INFORMATION



Item 2.  Changes in Securities.

      The Company from time to time issues common shares of beneficial interest ("Common Shares") pursuant to its Dividend Reinvestment and Share Purchase Plan, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, its Employee Share Option and Restricted Share Plan, and its Employee Share Purchase Plan, in transactions that are registered under the Securities Act of 1933, as amended (the "Act"). Pursuant to CRLP's Second Amended and Restated Agreement of Limited Partnership, each time the Company issues Common Shares pursuant to the foregoing plans, CRLP issues to Colonial Properties Holding Company, Inc., its general partner, an equal number of limited partnership units ("Units") for the same price at which the Common Shares were sold, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act. During the quarter ended March 31, 1998, CRLP issued 85,790 Units in such transactions for an aggregate of $2.4 million.

      On January 1 and January 12, 1998, CRLP issued 3,241 and 9,212 Units, respectively, to Lakewood/Parkway Joint Venture to complete CRLP's acquisition of a retail property acquired in October 1997 (see Note 2 to the Notes to Consolidated Condensed Financial Statements). The Units were valued at an aggregate of $356,000 for purposes of the transaction.

      On January 20, 1998, CRLP issued 52,972 Units to Steven D. Bell, H. Varnell Moore, Hubert Humphrey, and Robert E. Chase in exchange for their interests in a store at a retail property originally acquired by CRLP in November 1997 (see Note 2 to the Notes to Consolidated Condensed Financial Statements). The Units were valued at an aggregate of $1.6 million for purposes of the transaction.

Item 6.      Exhibits and Reports on Form 8-K.

      (a)  Exhibits

          12. Ratio of Earnings to Fixed Charges

          15. Letter re:  Unaudited Interim Financial Information

      (b)  Reports on Form 8-K

          The following report on Form 8-K has been filed during the quarter ended March 31, 1998:

            Form 8-K dated March 31, 1998, filed amendments to Financial Data Schedules for reporting periods during 1997 and 1996 due to the Registrant's adoption of Statement of Financial Accounting Standards No. 128, Earnings Per Share, under Item 5, "Other
            Events."

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


                                    COLONIAL REALTY LIMITED PARTNERSHIP,
                                           a Delaware limited partnership

                                  By: Colonial Properties Holding Company, Inc.,
                                        its general partner




Date:  May 6, 1998                       /s/ Howard B. Nelson, Jr.
                                         -------------------------
                                         Howard B. Nelson, Jr.
                                         Chief Financial Officer
                                         (Duly Authorized Officer
                                         and Principal Financial Officer)



Date:  May 6, 1998                       /s/ Kenneth E. Howell
                                         ---------------------
                                         Kenneth E. Howell
                                         Vice President, Controller,
                                         and Assistant Secretary
                                         (Principal Accounting Officer)

                       COLONIAL REALTY LIMITED PARTNERSHIP
               EXHIBIT 12 - Ratio of Earnings to Fixed Charges



      CRLP's ratio of earnings to fixed charges for the three months ended March 31, 1998 and 1997, was 1.93 and 2.04, respectively.

      The ratios of earnings to fixed charges were computed by dividing earnings by fixed charges. For this purpose, earnings consist of income (loss) before gains from sales of property and extraordinary items plus fixed charges. Fixed charges consist of interest expense (including interest costs capitalized), distributions to preferred unitholders, and the amortization of debt issuance costs.

Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D. C. 20549



                                         Re: Colonial Realty Limited Partnership
                                            (File No. 0-20707)
                                             Registrations on Form S-3


We are aware that our report dated April 22, 1998 on our review of interim financial information of Colonial Realty Limited Partnership for the quarters ended March 31, 1998 and 1997 and included in the Partnership's quarterly report on Form 10-Q for the quarters then ended, is incorporated by reference in the registration statements on Forms S-3 related to the Shelf Registrations filed on October 25, 1996 (File No. 333-14401) and December 11, 1997 (File No. 333-42049). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.




                                                /s/ Coopers & Lybrand L.L.P.
                                                COOPERS & LYBRAND L.L.P.
Birmingham, Alabama
May 6, 1998