Form 10-Q
period 1998-06-30
COLONIAL REALTY LIMITED PARTNERSHIP
filed 1998-08-13
CIK 1013844

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


                                                                            Page

PART I:  FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited)

               Consolidated Condensed Balance Sheets as of
               June 30, 1998 and December 31, 1997                         3

               Consolidated Condensed Statements of Income for the
               Three  Months and for the Six Months  Ended June 30, 1998   4
and 1997

               Consolidated Condensed Statements of Cash Flows
               for the Six Months Ended June 30, 1998 and 1997             5

               Notes to Consolidated Condensed Financial Statements        6

               Report of Independent Accountants                           10

      Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            11

PART II:  OTHER INFORMATION


      Item 2.  Changes in Securities                                       14

      Item 6.  Exhibits and Reports on Form 8-K                            14

SIGNATURES                                                                 15

EXHIBITS                                                                   16

                       COLONIAL REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                              ____________________

                                                 June 30, 1998
                                                  (Unaudited)  December 31, 1997
                                                  ----------      ----------
                                       ASSETS

Land, buildings, and equipment, net ............   $1,483,364   $1,268,430
Undeveloped land and construction in progress ..       54,113       98,555
Cash and equivalents ...........................        2,568        4,534
Restricted cash ................................        2,697        2,665
Accounts receivable, net .......................        8,070        7,174
Prepaid expenses ...............................        2,940        3,038
Notes receivable ...............................          723          575
Deferred debt and lease costs, net .............        6,711        7,031
Other assets ...................................        5,753        4,658
                                                   ----------   ----------

                                                   $1,566,939   $1,396,660
                                                   ==========   ==========


             LIABILITIES AND PARTNERS' CAPITAL

Notes and mortgages payable ....................   $  743,441   $  702,044
Accounts payable ...............................        5,720       14,233
Accrued interest ...............................        6,812        6,526
Accrued expenses ...............................       10,439        2,700
Tenant deposits ................................        4,031        3,715
Unearned rent ..................................        2,331        2,253
                                                   ----------   ----------

     Total liabilities .........................      772,774      731,471
                                                   ----------   ----------

Redeemable units, at redemption value ..........      311,073      299,492
                                                   ----------   ----------

Partners' capital, excluding redeemable units ..      483,092      365,697
                                                   ----------   ----------

                                                   $1,566,939   $1,396,660
                                                   ==========   ==========

The accompanying notes are an integral part of these financial statements.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per unit data)
                              _____________________

                                                             Three Months Ended         Six Months Ended
                                                                 June 30,                   June 30,
                                                            ---------    ---------     ---------    ---------
                                                              1998         1997         1998         1997
                                                            ---------    ---------     ---------    ---------

Revenue:
     Minimum rent ........................................  $  48,822    $  36,100    $  96,005    $  69,760
     Percentage rent .....................................        664          370        1,442          692
     Tenant recoveries ...................................      6,958        3,785       14,239        7,205
     Other ...............................................      3,139        2,568        5,957        4,336
                                                            ---------    ---------    ---------    ---------

         Total revenue ...................................     59,583       42,823      117,643       81,993
                                                            ---------    ---------    ---------    ---------

Property operating expenses:
     General operating expenses ..........................      4,396        2,949        8,706        5,617
     Salaries and benefits ...............................      3,004        2,413        5,873        4,687
     Repairs and maintenance .............................      5,598        4,444       11,094        8,024
     Taxes, licenses, and insurance ......................      5,082        3,816        9,936        7,434
General and administrative ...............................      1,363        1,551        3,917        2,764
Depreciation .............................................     10,794        7,385       20,955       14,054
Amortization .............................................        343          371          680          725
                                                            ---------    ---------    ---------    ---------

         Total operating expenses ........................     30,580       22,929       61,161       43,305
                                                            ---------    ---------    ---------    ---------

         Income from operations ..........................     29,003       19,894       56,482       38,688
                                                            ---------    ---------    ---------    ---------

Other income (expense):
     Interest expense ....................................    (11,612)      (9,374)     (24,191)     (17,862)
     Income from unconsolidated subsidiaries .............         28          170           37          360
     Gains (losses) from sales of property ...............         65          -0-           33           (1)
     Minority interest in consolidated operating property.        -0-          (58)         -0-         (114)
                                                            ---------    ---------    ---------    ---------

         Total other expense .............................    (11,519)      (9,262)     (24,121)     (17,617)
                                                            ---------    ---------    ---------    ---------

         Income before extraordinary item ................     17,484       10,632       32,361       21,071
Extraordinary loss from early extinguishment of debt .....         (5)         (97)        (400)        (481)
                                                            ---------    ---------    ---------    ---------

         Net income ......................................  $  17,479    $  10,535    $  31,961    $  20,590
Distributions to preferred unitholders ...................     (2,735)         -0-       (5,469)         -0-
                                                            ---------    ---------    ---------    ---------

     Net income available to common unitholders ..........  $  14,744    $  10,535    $  26,492    $  20,590
                                                            =========    =========    =========    =========

Net income per unit - basic and diluted ..................  $    0.42    $    0.38    $    0.80    $    0.75
                                                            =========    =========    =========    =========

Weighted average units outstanding .......................     35,021       27,724       33,240       27,420
                                                            =========    =========    =========    =========

The accompanying notes are an integral part of these financial statements.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                               ___________________
                                                                        Six Months Ended
                                                                            June 30,
                                                                           ---------
                                                                        1998         1997
                                                                      ---------    ---------

Cash flows from operating activities:
     Net  income .................................................... $  31,961    $  20,590
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization ..............................    21,635       14,779
         Income from unconsolidated subsidiaries ....................       (37)        (360)
         Minority interest in income of property partnership ........       -0-          114
         Other ......................................................       690          787
     Decrease (increase) in:
         Restricted cash ............................................       (32)        (143)
         Accounts and notes receivable ..............................    (1,396)         106
         Prepaid expenses ...........................................       101          698
         Other assets ...............................................    (1,404)        (468)
     Increase (decrease) in:
         Accounts payable ...........................................    (8,513)      (3,769)
         Accrued interest ...........................................       286        1,063
         Accrued expenses and other .................................     6,779        2,589
                                                                      ---------    ---------
             Net cash provided by operating activities ..............    50,070       35,986
                                                                      ---------    ---------

Cash flows from investing activities:
     Acquisition of properties ......................................  (143,202)     (83,412)
     Development expenditures .......................................   (33,946)     (52,466)
     Tenant improvements ............................................    (1,420)        (784)
     Capital expenditures ...........................................    (4,714)      (4,609)
     Proceeds from sales of property, net of selling costs ..........       908          -0-
     Distributions from unconsolidated subsidiaries .................        39          392
     Capital contributions to unconsolidated subsidiaries ...........       (21)        (197)
                                                                      ---------    ---------
             Net cash used in investing activities ..................  (182,356)    (141,076)
                                                                      ---------    ---------

Cash flows from financing activities:
     Principal reductions of debt ...................................   (11,869)     (32,397)
     Proceeds from additional borrowings ............................       -0-       50,000
     Net change in revolving credit balances ........................    47,524       72,943
     Cash contributions .............................................   137,185       44,450
     Capital distributions ..........................................   (42,088)     (28,813)
     Payment of mortgage financing cost .............................       (32)      (1,021)
     Other, net .....................................................      (400)        (481)
                                                                      ---------    ---------
             Net cash provided by financing activities ..............   130,320      104,681
                                                                      ---------    ---------
             Increase (decrease) in cash and equivalents ............    (1,966)        (409)
Cash and equivalents, beginning of period ...........................     4,534        3,340
                                                                      ---------    ---------
Cash and equivalents, end of period ................................. $   2,568    $   2,931
                                                                      =========    =========

 The accompanying notes are an integral part of these financial statements.

                     COLONIAL REALTY LIMITED PARTNERSHIP
                            NOTES TO CONSOLIDATED
                        CONDENSED FINANCIAL STATEMENTS
                                June 30, 1998
                                 (Unaudited)

Note 1 -- Basis of Presentation
      Colonial Realty Limited Partnership ("CRLP") is the operating partnership of Colonial Properties Trust (the "Company"), an Alabama real estate investment trust whose shares are traded on the New York Stock Exchange. The accompanying unaudited consolidated condensed financial statements of CRLP have been prepared by management in accordance with generally accepted accounting principles for interim financial reporting and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the information included in CRLP's Annual Report as filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1997, and with the information filed with the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1998. The December 31, 1997 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

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

Note 2 -- Acquisitions
      Ashley Plantation--On May 1, 1998, CRLP acquired Ashley Plantation, a 200-unit apartment complex developed in 1997 on approximately 21 acres of land in Bluffton, South Carolina. The average unit size is 1,026 square feet, and the average unit market rent is $768 per month. The purchase price of $13.7 million was financed through an advance on CRLP's unsecured line of credit.

      Orlando Fashion Square--On May 29, 1998, CRLP acquired Orlando Fashion Square, a 1.1 million square foot regional mall (including 361,000 square feet of tenant-owned space) in Orlando, Florida, for a total purchase price of $104 million. The mall anchors include Burdine's, Sears, Gayfers, JC Penney and General Cinemas. The entire purchase price was funded through an advance on CRLP's unsecured line of credit.

Note 3 -- Increase in Revolving Credit Agreement
      On July 10, 1998, CRLP increased the borrowing capacity under its unsecured line of credit from $200 million to $250 million. The credit facility, which is used by CRLP primarily to finance additional property investments, bears interest at a rate ranging between 80 and 135 basis points above LIBOR. The credit facility is renewable in July 2000 with approval of all parties involved and provides for a two-year amortization in the event of non-renewal.

Note 4 --Cash Contributions
      On April 27, 1998, the Company closed an underwritten public offering of 3,046,400 shares of the Company's common shares at $30.125 per share. In connection with this offering, CRLP issued a like amount of common units to the Company (through Colonial Properties Holding Company, Inc.) in exchange for the Company's proceeds from this offering. The net proceeds to CRLP were approximately $86.8 million. CRLP used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit.

Note 5 -- Net Income Per Unit
      The following table sets forth the computation of basic and diluted earnings per unit:

                                         (Amounts in thousands,
                                         except per unit data)
                                -----------------------------------------
                                  Three     Three        Six       Six
                                  Months    Months
                                   Ended     Ended     Months    Months
                                  June      June        Ended     Ended
                                    30,       30,      June      June
                                                         30,       30,
                                   1998      1997       1998      1997
                                  --------  --------   --------  --------
       Numerator:
      Numerator  for  basic and
      diluted  net  income  per
      unit    -   net    income $  14,744 $  10,535  $  26,492 $  20,590
      available    to    common
      unitholders
                                  ========  ========   ========  ========

     Denominator:
      Denominator   for   basic
      net  income  per  unit  -    35,021    27,724     33,240    27,420
      weighted  average  common
      units
      Effect    of     dilutive
      securities:
      Trustee   and    employee        53        46         53        46
      stock options
                                  --------  -------    --------  --------
          Denominator  for  diluted
      net  income  per  unit  -
      adjusted         weighted    35,074    27,770     33,293    27,466
      average common units
                                  ========  ========   ========  ========

      Basic  and   diluted  net $     .42 $     .38  $     .80 $     .75
      income per unit
                                  ========  ========   ========  ========

Options to purchase 15,000 common shares at a weighted average exercise price of $30.69 per share were outstanding during 1998 but were not included in the computation of diluted net income per unit because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note 6 -- Pro Forma Information (Unaudited)
      The following unaudited pro forma operating results for CRLP have been presented as if the 1997 and 1998 equity and debt offerings and the 1997 and 1998 property acquisitions and dispositions had occurred on January 1, 1997. Unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations of CRLP would have been had the events occurred as of January 1, 1997, nor does it purport to represent the results of operations for future periods.

                                               (Amounts in
                                                thousands,
                                             except per unit
                                                  data)
                                           ---------------------
                                              Six Months Ended
                                                  June 30,
                                              1998       1997
                                             --------  ---------

      Revenues                             $ 130,914 $  113,998
                                             ========  =========

      Income       before        preferred $  34,878 $   35,528
      distributions
                                             ========  =========

      Net  income   available   to  common $  29,409 $   30,059
      unitholders
                                             ========  =========

      Net  income  per  unit -  basic  and $     .81 $      .82
      diluted
                                             ========  =========

The pro forma information includes the operations of the properties acquired and disposed in 1997, as discussed in CRLP's 1997 Form 10-K, the properties acquired in 1998 through June 30, as discussed in CRLP's Form 10-Q for the quarter ended March 31, 1998, and Note 2 above, and the properties acquired subsequent to June 30, 1998, as discussed in Note 7 below.

Note 7 -- Subsequent Events
      Acquisitions
      River Hills I--On July 1, 1998, CRLP acquired River Hills I, a 248-unit phase of the River Hills apartment complex on approximately 30 acres of land in Tampa, Florida. The multifamily community was developed in 1985 and was 90% leased at the time of acquisition. The purchase price of $8.5 million was funded through an advance on CRLP's unsecured line of credit. The average unit size is 907 square feet with average unit market rent of $549 per month.

      Haverhill Apartments--On July 1, 1998, CRLP acquired a 79.8% interest in Haverhill Apartments, a 322-unit apartment complex on approximately 19 acres of land in San Antonio, Texas. The multifamily community was developed in 1998 and was 90% leased at the time of acquisition. The purchase price of $17.2 million was funded through an advance on CRLP's unsecured line of credit. The average unit size is 1,019 square feet with average unit market rent of $857 per month. The remaining 20.2% ownership in this property will be reflected as "minority interest in consolidated operating property" in CRLP's balance sheet and statement of income, and will be included in "minority interest" on CRLP's statement of cash flows.

      Mansell Overlook 200 and Shoppes at Mansell--On July 1, 1998, CRLP completed the final phase of its merger with certain affiliates of Johnson Development Company, LLC. The final phase included Mansell Overlook 200, a six-story office building containing 163,000 square feet of space, and the Shoppes at Mansell, a 21,000 square foot community shopping center.

      Mansell Overlook 200 was developed in 1997 and was 95% occupied at the time of the merger. This part of the merger, valued at $27.7 million, was funded through the issuance of 396,365 limited partnership units valued at $11.7 million, and an advance on CRLP's unsecured line of credit.

      The Shoppes at Mansell was also developed in 1997 and was 95% occupied at the time of the merger. The merger of Shoppes at Mansell, valued at $3.7 million, was funded through the issuance of 76,809 limited partnership units valued at $2.3 million, and an advance on CRLP's unsecured line of credit.

      Shades Brook Building--On July 13, 1998, CRLP acquired the Shades Brook Building, a three-story office building containing 35,000 square feet of space in Birmingham, Alabama. Shades Brook was acquired for a total purchase price of $3.1 million, which was financed through the issuance of 28,492 limited partnership units valued at $871,000, and an advance on CRLP's unsecured line of credit. Shades Brook was built in 1979 and was 93% occupied at the time of acquisition.

      Concourse Center--On July 23, 1998, CRLP acquired Concourse Center, an office park comprised of four multi-tenant buildings in Tampa, Florida totaling 290,000 square feet of leasable area. The purchase price of $30.1 million was financed through an advance on CRLP's unsecured line of credit. Concourse Center was built between 1981 and 1985 and was 99% occupied at the time of acquisition.

      In The Pines Apartments--On July 30, 1998, CRLP acquired In The Pines, a 256-unit multifamily apartment community on approximately 22 acres of land in Augusta, Georgia. The community was developed in 1970 and 1988, and was 98% leased at the time of acquisition. The purchase price of $8.8 million was funded through an advance on CRLP's unsecured line of credit. The average unit size is 993 square feet with average unit market rent of $671 per month.

      Debt Offering
On July 14, 1998, CRLP completed a $175 million public offering of unsecured senior notes. The securities, which mature in July 2007, bear a coupon rate of 7.0%, and were priced to yield an effective rate of 7.09% over the nine-year term. CRLP used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit.

      Quarterly Distributions
On July 23, 1998, a cash distribution was declared to partners of CRLP in the amount of $0.55 per unit, totaling $19.8 million. The distribution was declared to partners of record as of August 3, 1998, and was paid on August 10, 1998.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Colonial Properties Holding Company, Inc.:

      We have reviewed the accompanying consolidated condensed balance sheet of Colonial Realty Limited Partnership (the "Partnership") as of June 30, 1998, and the related consolidated condensed statements of income for the three-month and six-month periods ended June 30, 1998 and 1997, and the consolidated condensed statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Partnership's management.

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

      We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of operations, partners' capital, and cash flows for the year then ended (not presented herein); and in our report dated January 19, 1998, except for Note 13, as to which the date is February 17, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                                /s/ PricewaterhouseCoopers LLP
                                             PRICEWATERHOUSECOOPERS LLP

Birmingham, Alabama
July 17, 1998

                     COLONIAL REALTY LIMITED PARTNERSHIP


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
      Colonial Realty Limited Partnership ("CRLP"), a Delaware limited partnership, is the operating partnership of Colonial Properties Trust, an Alabama real estate investment trust (the "Company") whose shares are listed on the New York Stock Exchange. The Company is engaged in the ownership, development, management, and leasing of multifamily communities, retail malls and shopping centers, and office buildings. The Company is organized as a real estate investment trust (REIT) and owns and operates properties in eight states in the Sunbelt region of the United States. As of June 30, 1998, CRLP's real estate portfolio consisted of 44 multifamily communities, 38 retail properties, and 15 office properties.

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

      Any statement contained in this report which is not a historical fact, or which might be otherwise considered an opinion or projection concerning CRLP or its business, whether express or implied, is meant as, and should be considered, a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1996. Forward-looking statements are based upon assumptions and opinions concerning a variety of known and unknown risks, including but not limited to changes in market conditions, the supply and demand for leasable real estate, interest rates, increased competition, changes in governmental regulations, and national and local economic conditions generally, as well as other risks more completely described in CRLP's prospectuses and annual reports filed with the Securities and Exchange Commission. If any of these assumptions or opinions prove incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

Results of  Operations  -- Three  Months Ended June 30, 1998 and 1997 Revenue --
      Total revenue increased by $16.8 million, or 39.1%, for the second quarter of 1998 when compared to the second quarter of 1997. The majority of this increase, $15.4 million, represents revenues generated by properties acquired or developed during 1998 and the second half of 1997, net of revenues from properties disposed of in 1997. The remaining increase primarily relates to increases in rental rates at existing properties.

      Operating Expenses -- Total operating expenses increased by $7.7 million, or 33.4%, for the second quarter of 1998 when compared to the second quarter of 1997. The majority of this increase, $7.2 million, relates to additional operating expenses associated with properties that were acquired or developed during 1998 and the second half of 1997, net of operating expenses associated with properties disposed of in 1997. The remaining increase primarily relates to increases in operating expenses at existing properties.

      Other Income and Expense -- Interest expense increased by $2.2 million, or 23.9%, for the second quarter of 1998 when compared to the second quarter of 1997. The increase in interest expense is primarily attributable to the assumption of acquisition-related debt, and the increased usage of CRLP's revolving credit agreement in conjunction with the financing of acquisitions and developments.

Results of  Operations  -- Six Months  Ended June 30,  1998 and 1997  Revenue --
      Total revenue increased by $35.7 million, or 43.5%, for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997. This majority of this increase, $31.6 million, represents revenues generated by properties acquired or developed during 1998 and the second half of 1997, net of revenues from properties disposed of in 1997. The remaining increase primarily relates to increases in rental rates at existing properties.

      Operating Expenses -- Total operating expenses increased by $17.9 million, or 41.2%, for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997. The majority of this increase, $14.6 million, relates to additional operating expenses associated with properties that were acquired or developed during 1998 and the second half of 1997, net of operating expenses associated with properties disposed of in 1997. The remaining increase primarily relates to increases in operating expenses at existing properties and overall increases in corporate overhead and personnel costs associated with CRLP's continued growth.

      Other Income and Expense -- Interest expense increased by $6.3 million, or 35.4%, for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997. The increase in interest expense is primarily attributable to the assumption of acquisition-related debt, and the increased usage of CRLP's revolving credit agreement in conjunction with the financing of acquisitions and developments.

Liquidity and Capital Resources
      During the second quarter of 1998, CRLP invested $142.7 million in the acquisition and development of properties. CRLP financed this growth through the issuance of limited partnership units, advances on its bank line of credit, and cash from operations. As of June 30, 1998, CRLP had one bank line of credit with a balance outstanding of $164.6 million. On July 10, 1998, CRLP increased its line of credit to provide for total borrowings of up to $250 million. The increased line, which is used by CRLP primarily to finance property acquisitions and development, bears interest at a rate ranging between LIBOR plus 80 to LIBOR plus 135 basis points, expires in July 2000, and provides for a two-year amortization in the event of non-renewal.

      On July 14, 1998, CRLP completed a $175 million public offering of unsecured senior notes. The securities, which mature in July 2007, bear a coupon rate of 7.0%, and were priced to yield an effective rate of 7.09% over the nine-year term. CRLP used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit.

      Management intends to replace significant borrowings that may accumulate under the bank line of credit with funds generated from the sale of additional limited partnership units to Colonial Properties Trust in connection with public offerings of securities by the Company, and/or permanent financing, as market conditions permit. Management believes that these potential sources of funds, along with the possibility of issuing limited partnership units in exchange for properties, will provide CRLP with the means to finance additional acquisitions. Management anticipates that its net cash provided by operations and its existing cash balances will provide the necessary funds on a short- and long-term basis to cover its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, distributions to unitholders, and dividends to shareholders in accordance with Internal Revenue Code requirements applicable to real estate investment trusts.

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

                     COLONIAL REALTY LIMITED PARTNERSHIP
                         PART II -- OTHER INFORMATION



Item 2.     Changes in Securities.

      The Company from time to time issues common shares of beneficial interest ("Common Shares") pursuant to its Dividend Reinvestment and Share Purchase Plan, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, and its Employee Share Option and Restricted Share Plan, in transactions that are registered under the Securities Act of 1933, as amended (the "Act"). Pursuant to CRLP's Second Amended and Restated Agreement of Limited Partnership, each time the Company issues Common Shares pursuant to the foregoing plans, CRLP issues to Colonial Properties Holding Company, Inc., its general partner, an equal number of Units for the same price at which the Common Shares were sold, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act. During the quarter ended June 30, 1998, CRLP issued 84,122 Units in such transactions for an aggregate of $2.4 million.

      On May 1, 1998, CRLP redeemed a total of 7,222 Units from two limited partners, in exchange for an equal amount of common shares of beneficial interest of Colonial Properties Trust.

Item 6.     Exhibits and Reports on Form 8-K.

      (a)  Exhibits

              12.  Ratio of Earnings to Fixed Charges

              15.  Letter re: Unaudited Interim Financial Information

              27.  Financial Data Schedule (EDGAR Version Only)

      (b)  Reports on Form 8-K

            Form 8-K dated June 11, 1998, reported certain property acquisitions during 1998 up to June 11, 1998, under Item 5, "Other Events."

            Subsequent to quarter end, Form 8-K dated July 8, 1998, reported certain property acquisitions during 1998 up to July 8, 1998, under
            Item 5, "Other Events," and Form 8-K dated July 20, 1998, filed certain documents related to CRLP's debt offering under Item 5, "Other Events."

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


                                    COLONIAL REALTY LIMITED PARTNERSHIP,
                                           a Delaware limited partnership

                                 By: Colonial Properties Holding Company, Inc.,
                                             its general partner




Date:  August 12, 1998              By:  /s/ Howard B. Nelson, Jr.
                                         -------------------------
                                         Howard B. Nelson, Jr.
                                         Chief Financial Officer
                                         (Duly Authorized Officer
                                         and Principal Financial Officer)



Date:  August 12, 1998                   /s/ Kenneth E. Howell
                                         ---------------------
                                         Kenneth E. Howell
                                         Vice President and Controller of
                                         Colonial Properties Holding Company,
                                         Inc.
                                         (Principal Accounting Officer)

                     COLONIAL REALTY LIMITED PARTNERSHIP
               EXHIBIT 12 - Ratio of Earnings to Fixed Charges



      CRLP's ratio of earnings to fixed charges for the three months ended June 30, 1998 and 1997, was 2.16 and 1.99, respectively. CRLP's ratio of earnings to fixed charges for the six months ended June 30, 1998 and 1997, was 2.06 and 2.01, respectively.

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

Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D. C. 20549



                                         Re: Colonial Realty Limited Partnership
                                            (File No. 0-20707)
                                             Registration on Form S-3


We are aware that our report dated July 17, 1998 on our review of interim financial information of Colonial Realty Limited Partnership for the three-month and six-month periods ended June 30, 1998 and 1997 and included in the Partnership's quarterly report on Form 10-Q for the periods then ended, is incorporated by reference in the registration statement on Form S-3 related to the Shelf Registration filed on December 11, 1997 (File No. 333-42049). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.




                                                /s/ PricewaterhouseCoopers LLP
                                             PRICEWATERHOUSECOOPERS LLP

Birmingham, Alabama
August 12, 1998