Form 10-Q
period 1998-09-30
COLONIAL REALTY LIMITED PARTNERSHIP
filed 1998-11-13
CIK 1013844

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


For the  Quarterly  Period  Ended:           Commission File Number: 0-20707
September 30,  1998


                     COLONIAL REALTY LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)



                Alabama                               63-1098468
        (State of organization)                      (IRS Employer
                                                Identification Number)

        2101 Sixth Avenue North                          35203
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


                                                                            Page

PART I:  FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited)

               Consolidated Condensed Balance Sheets as of
               September 30, 1998 and December 31, 1997                      3

               Consolidated Condensed Statements of Income for the
               Three Months and for the Nine Months Ended  September  30,    4
               1998 and 1997

               Consolidated Condensed Statements of Cash Flows
               for the Nine Months Ended September 30, 1998 and 1997         5

               Notes to Consolidated Condensed Financial Statements          6

               Report of Independent Accountants                            10

      Item 2.  Management's Discussion and Analysis of Financial            11
            Condition and Results of Operations

PART II:  OTHER INFORMATION


      Item 2.  Changes in Securities                                        14

      Item 6.  Exhibits and Reports on Form 8-K                             14

SIGNATURES                                                                  15

EXHIBITS                                                                    16

                       COLONIAL REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                              ____________________


                                                    September 30, 1998
                                                         (Unaudited)  December 31, 1997
                                                         ------------  -----------
                                     ASSETS

Land, buildings, and equipment, net ....................   $1,586,098   $1,268,430
Undeveloped land and construction in progress ..........       89,275       98,555
Cash and equivalents ...................................        2,890        4,534
Restricted cash ........................................        2,886        2,665
Accounts receivable, net ...............................        8,282        7,174
Prepaid expenses .......................................        2,671        3,038
Notes receivable .......................................          685          575
Deferred debt and lease costs, net .....................        6,837        7,031
Other assets ...........................................        7,666        4,658
                                                           ----------   ----------

                                                           $1,707,290   $1,396,660
                                                           ==========   ==========


                       LIABILITIES AND PARTNERS' CAPITAL

Notes and mortgages payable ............................   $  855,292   $  702,044
Accounts payable .......................................        6,801       14,233
Accrued interest .......................................       10,379        6,526
Accrued expenses .......................................       15,737        2,700
Tenant deposits ........................................        4,197        3,715
Unearned rent ..........................................        3,567        2,253
                                                           ----------   ----------

     Total liabilities .................................      895,973      731,471
                                                           ----------   ----------

Minority interest in consolidated operating property ...        4,321            0
                                                           ----------   ----------

Redeemable units, at redemption value ..................      298,692      299,492
                                                           ----------   ----------

Partners' capital, excluding redeemable units ..........      508,304      365,697
                                                           ----------   ----------

                                                           $1,707,290   $1,396,660
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


                       COLONIAL REALTY LIMITED PARTNERSHIP
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per unit data)
                              _____________________


                                                               Three Months Ended      Nine Months Ended
                                                                  September 30,          September 30,
                                                            ------------------------------------------------
                                                                1998         1997         1998         1997
                                                            ------------------------------------------------

Revenue:
     Minimum rent .......................................   $  54,664    $  40,150    $ 150,669    $ 109,910
     Percentage rent ....................................         551          214        1,993          906
     Tenant recoveries ..................................       8,171        4,386       22,409       11,592
     Other ..............................................       4,796        2,729       10,753        7,064
                                                            ---------    ---------    ---------    ---------

        Total revenue ...................................      68,182       47,479      185,824      129,472
                                                            ---------    ---------    ---------    ---------

Property operating expenses:
     General operating expenses .........................       5,838        3,393       14,543        9,010
     Salaries and benefits ..............................       3,191        2,781        9,065        7,468
     Repairs and maintenance ............................       6,837        5,180       17,931       13,204
     Taxes, licenses, and insurance .....................       6,099        4,055       16,035       11,489
General and administrative ..............................       2,207        1,508        6,124        4,272
Depreciation ............................................      11,942        8,372       32,897       22,426
Amortization ............................................         528          162        1,208          888
                                                            ---------    ---------    ---------    ---------

        Total operating expenses ........................      36,642       25,451       97,803       68,757
                                                            ---------    ---------    ---------    ---------

        Income from operations ..........................      31,540       22,028       88,021       60,715
                                                            ---------    ---------    ---------    ---------

Other income (expense):
     Interest expense ...................................     (13,917)     (10,934)     (38,108)     (28,796)
     Income from unconsolidated subsidiaries ............          24          196           61          556
     Gains (losses) from sales of property ..............         (16)         -0-           17           (1)
     Minority interest in consolidated operating property         (62)         (64)         (62)        (179)
                                                            ---------    ---------    ---------    ---------

        Total other expense .............................     (13,971)     (10,802)     (38,092)     (28,420)
                                                            ---------    ---------    ---------    ---------

        Income before extraordinary item ................      17,569       11,226       49,929       32,295
Extraordinary loss from early extinguishment of debt ....          (1)      (2,927)        (401)      (3,408)
                                                            ---------    ---------    ---------    ---------

        Net income ......................................   $  17,568    $   8,299    $  49,528    $  28,887
Distributions to preferred unitholders ..................      (2,735)         -0-       (8,203)         -0-
                                                            ---------    ---------    ---------    ---------

     Net income available to common unitholders .........   $  14,833    $   8,299    $  41,325    $  28,887
                                                            =========    =========    =========    =========

Net income per common unit - basic and diluted ..........   $    0.41    $    0.28    $    1.20    $    1.03
                                                            =========    =========    =========    =========

Weighted average common units outstanding ...............      36,541       29,327       34,353       28,062
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


                       COLONIAL REALTY LIMITED PARTNERSHIP
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                               ___________________

                                                                    Nine Months Ended
                                                                       September 30,
                                                               ------------------------
                                                                    1998         1997
                                                               ----------    -----------

Cash flows from operating activities:
     Net  income ............................................   $  49,528    $  28,887
     Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization .......................      34,105       23,314
        Income from unconsolidated subsidiaries .............         (61)        (556)
        Minority interest in income of property partnership .          62          179
        Other ...............................................         927        3,807
     Decrease (increase) in:
        Restricted cash .....................................        (221)        (381)
        Accounts and notes receivable .......................      (1,789)        (596)
        Prepaid expenses ....................................         370          963
        Other assets ........................................      (3,714)         (69)
     Increase (decrease) in:
        Accounts payable ....................................      (7,432)     (12,158)
        Accrued interest ....................................       3,853          957
        Accrued expenses and other ..........................      10,968        5,522
                                                                ---------    ---------
            Net cash provided by operating activities .......      86,596       49,869
                                                                ---------    ---------

Cash flows from investing activities:
     Acquisition of properties ..............................    (225,627)    (113,400)
     Development expenditures ...............................     (68,547)     (68,450)
     Tenant improvements ....................................      (2,702)      (1,289)
     Capital expenditures ...................................     (12,389)      (8,052)
     Proceeds from sales of property, net of selling costs ..         908          -0-
     Distributions from unconsolidated subsidiaries .........          85          778
     Capital contributions to unconsolidated subsidiaries ...         (21)        (272)
                                                                ---------    ---------
            Net cash used in investing activities ...........    (308,293)    (190,685)
                                                                ---------    ---------

Cash flows from financing activities:
     Principal reductions of debt ...........................     (47,156)    (101,589)
     Proceeds from additional borrowings ....................     198,976      175,246
     Net change in revolving credit balances ................      (6,152)      21,211
     Cash contributions .....................................     139,679       94,651
     Capital distributions ..................................     (64,582)     (44,083)
     Payment of mortgage financing cost .....................        (311)      (1,299)
     Other, net .............................................        (401)      (3,408)
                                                                ---------    ---------
            Net cash provided by financing activities .......     220,053      140,729
                                                                ---------    ---------
            Decrease in cash and equivalents ................      (1,644)         (87)
Cash and equivalents, beginning of period ...................       4,534        3,340
                                                                ---------    ---------
Cash and equivalents, end of period .........................   $   2,890    $   3,253
                                                                =========    =========

 The accompanying notes are an integral part of these financial statements.

                     COLONIAL REALTY LIMITED PARTNERSHIP
                            NOTES TO CONSOLIDATED
                        CONDENSED FINANCIAL STATEMENTS
                              September 30, 1998
                                 (Unaudited)

Note 1 -- Basis of Presentation
      Colonial Realty Limited Partnership ("CRLP") is the operating partnership of Colonial Properties Trust (the "Company"), an Alabama real estate investment trust whose shares are traded on the New York Stock Exchange. The accompanying unaudited consolidated condensed financial statements of CRLP have been prepared by management in accordance with generally accepted accounting principles for interim financial reporting and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the information included in CRLP's Annual Report as filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1997, and with the information filed with the Securities and Exchange Commission on Forms 10-Q for the quarters ended March 31, 1998 and June 30, 1998. The December 31, 1997 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), which is effective for years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and, in accordance with the provisions of this Statement CRLP will adopt the new requirements retroactively in 1998.

Note 2 -- Acquisitions
      River Hills I--On July 1, 1998, CRLP acquired River Hills I, a 248-unit phase of the River Hills apartment complex on approximately 30 acres of land in Tampa, Florida. The multifamily community was developed in 1985 and was 90% leased at the time of acquisition. The purchase price of $8.5 million was funded through an advance on CRLP's unsecured line of credit. The average unit size is 907 square feet with average unit market rent of $549 per month.

      Haverhill Apartments--On July 1, 1998, CRLP acquired a 79.8% interest in Haverhill Apartments, a 322-unit apartment complex on approximately 19 acres of land in San Antonio, Texas. The multifamily community was developed in 1998 and was 90% leased at the time of acquisition. The purchase price of $17.2 million was funded through an advance on CRLP's unsecured line of credit. The average unit size is 1,019 square feet with average unit market rent of $857 per month. The remaining 20.2% ownership in this property is reflected as "minority interest in consolidated operating property" in CRLP's balance sheet and statement of income, and is included in "minority interest in income of property partnership" on CRLP's statement of cash flows.

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

Note 4 -- Debt Offering
      On July 14, 1998, CRLP completed a $175 million public offering of unsecured senior notes. The securities, which mature in July 2007, bear a coupon rate of 7.0%, and were priced to yield an effective rate of 7.09% over the nine-year term. CRLP used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit.

Note 5 -- Net Income Per Unit
      The following table sets forth the computation of basic and diluted earnings per unit:

                                         (Amounts in thousands,
                                         except per unit data)
                                -----------------------------------------
                                  Three     Three       Nine      Nine
                                  Months    Months
                                   Ended     Ended     Months    Months
                                  September September   Ended     Ended
                                    30,       30,      September September
                                                         30,       30,
                                   1998      1997       1998      1997
                                  --------  --------   --------  --------
      Numerator:
      Numerator  for  basic and
      diluted  net  income  per
      unit    -   net    income $  14,833 $   8,299  $  41,325 $  28,887
      available    to    common
      unitholders
                                  ========  ========   ========  ========

     Denominator:
      Denominator   for   basic
      net  income  per  unit  -    36,541    29,327     34,353    28,062
      weighted  average  common
      units
      Effect    of     dilutive
      securities:
      Trustee   and    employee        44        46         44        46
      stock options
                                  --------  --------   --------  --------
      Denominator  for  diluted
      net  income  per  unit  -
      adjusted         weighted    36,585    29,373     34,397    28,108
      average common units
                                  ========  ========   ========  ========

      Basic  and   diluted  net $     .41 $     .28  $    1.20 $    1.03
      income per unit
                                  ========  ========   ========  ========

Options to purchase 55,000 of Colonial Properties Trust's common shares at a weighted average exercise price of $29.45 per share were outstanding during 1998 but were not included in the computation of diluted net income per unit because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

                                               (Amounts in
                                                thousands,
                                             except per unit
                                                  data)
                                           ---------------------
                                             Nine Months Ended
                                               September 30,
                                              1998       1997
                                             --------  ---------

      Revenues                             $ 199,162 $  177,526
                                             ========  =========

      Income       before        preferred $  52,448 $   53,292
      distributions
                                             ========  =========

      Net  income   available   to  common $  44,245 $   45,089
      unitholders
                                             ========  =========

      Net  income  per  unit -  basic  and $    1.21 $     1.23
      diluted
                                             ========  =========

The pro forma information includes the operations of the properties acquired and disposed in 1997, as discussed in CRLP's 1997 Form 10-K, the properties acquired in 1998 through September 30, as discussed in CRLP's Forms 10-Q for the quarters ended March 31, 1998 and June 30, 1998, and the properties acquired in the third quarter 1998, as discussed in Note 2 above.

Note 7 -- Subsequent Event
      Quarterly Distribution
On October 22, 1998, a cash distribution was declared to partners of CRLP in the amount of $0.55 per unit, totaling $20.1 million. The distribution was declared to partners of record as of November 2, 1998, and was paid on November 9, 1998.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Colonial Properties Holding Company, Inc.:

      We have reviewed the accompanying consolidated condensed balance sheet of Colonial Realty Limited Partnership (the "Partnership") as of September 30, 1998, and the related consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 1998 and 1997, and the consolidated condensed statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Partnership's management.

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

Birmingham, Alabama
October 19, 1998

                     COLONIAL REALTY LIMITED PARTNERSHIP


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General
      Colonial Realty Limited Partnership ("CRLP"), a Delaware limited partnership, is the operating partnership of Colonial Properties Trust, an Alabama real estate investment trust (the "Company") whose shares are listed on the New York Stock Exchange. The Company is engaged in the ownership, development, management, and leasing of multifamily communities, retail malls and shopping centers, and office buildings. The Company is organized as a real estate investment trust (REIT) and owns and operates properties in nine states in the Sunbelt region of the United States. As of September 30, 1998, CRLP's real estate portfolio consisted of 47 multifamily communities, 38 retail properties, and 17 office properties.

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

      Any statement contained in this report which is not a historical fact, or which might be otherwise considered an opinion or projection concerning CRLP or its business, whether express or implied, is meant as, and should be considered, a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1996. Examples of forward-looking statements include the Company's anticipated sources and amounts of financing and the timing, cost and expected results of the Company's Year 2000 compliance program. Forward-looking statements are based upon assumptions and opinions concerning a variety of known and unknown risks, including but not limited to changes in market conditions, the supply and demand for leasable real estate, interest rates, increased competition, changes in governmental regulations, and national and local economic conditions generally, as well as other risks more completely described in CRLP's prospectuses and annual reports filed with the Securities and Exchange Commission. If any of these assumptions or opinions prove incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

Results of Operations -- Three Months Ended  September 30, 1998 and 1997
     Revenue -- Total revenue increased by $20.7 million, or 43.6%, for the third quarter of 1998 when compared to the third quarter of 1997. The majority of this increase, $18.0 million, represents revenues generated by properties acquired or developed during 1998 and the second half of 1997, net of revenues from properties disposed of in 1997. The remaining increase primarily relates to increases in rental rates at existing properties.

      Operating Expenses -- Total operating expenses increased by $11.2 million, or 44.0%, for the third quarter of 1998 when compared to the third quarter of 1997. The majority of this increase, $9.2 million, relates to additional operating expenses associated with properties that were acquired or developed during 1998 and the second half of 1997, net of operating expenses associated with properties disposed of in 1997. The remaining increase primarily relates to increases in operating expenses at existing properties and overall increases in corporate overhead and personnel costs associated with the Company's continued growth.

      Other Income and Expense -- Interest expense increased by $3.0 million, or 27.3%, for the third quarter of 1998 when compared to the third quarter of 1997. The increase in interest expense is primarily attributable to the assumption of acquisition-related debt, and the increased usage of CRLP's revolving credit agreement in conjunction with the financing of acquisitions and developments.

Results of Operations  -- Nine Months Ended  September 30, 1998 and 1997
     Revenue -- Total revenue increased by $56.4 million, or 43.5%, for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997. The majority of this increase, $50.0 million, represents revenues generated by properties acquired or developed during 1998 and 1997, net of revenues from properties disposed of in 1997. The remaining increase primarily relates to increases in rental rates at existing properties.

      Operating Expenses -- Total operating expenses increased by $29.0 million, or 42.2%, for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997. The majority of this increase, $24.1 million, relates to additional operating expenses associated with properties that were acquired or developed during 1998 and 1997, net of operating expenses associated with properties disposed of in 1997. The remaining increase primarily relates to increases in operating expenses at existing properties and overall increases in corporate overhead and personnel costs associated with the Company's continued growth.

      Other Income and Expense -- Interest expense increased by $9.3 million, or 32.3%, for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997. The increase in interest expense is primarily attributable to the assumption of acquisition-related debt, and the increased usage of CRLP's revolving credit agreement in conjunction with the financing of acquisitions and developments.

Liquidity and Capital Resources
      During the third quarter of 1998, CRLP invested $134.3 million in the acquisition and development of properties. CRLP financed this growth through net proceeds from public offerings of debt totaling $172.5 million during the third quarter (as discussed below), advances on its bank line of credit, and cash from operations. As of September 30, 1998, CRLP had one bank line of credit with a balance outstanding of $110.9 million. On July 10, 1998, CRLP increased its line of credit to provide for total borrowings of up to $250 million. The increased line, which is used by CRLP primarily to finance property acquisitions and development, bears interest at a rate ranging between LIBOR plus 80 to LIBOR plus 135 basis points, expires in July 2000, and provides for a two-year amortization in the event of non-renewal.

      On July 14, 1998, CRLP completed a $175 million public offering of unsecured senior notes. The securities, which mature in July 2007, bear a coupon rate of 7.0%, and were priced to yield an effective rate of 7.09% over the nine-year term. CRLP used the net proceeds of the offering of $172.5 million to repay a portion of the outstanding balance on its unsecured line of credit.

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

Year 2000 Issue
      CRLP utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its businesses. The "Year 2000" problem relates to computer systems that have time and date-sensitive programs that were designed to read years beginning with "19," but may not properly recognize the year 2000. If a computer system or software application used by CRLP or a third party dealing with CRLP fails because of the inability of the system or application to properly read the year "2000," the results could conceivably have a material adverse effect on CRLP.

      As a real estate owner, developer and manager, CRLP's major exposure for Year 2000 problems is the inability of automated systems (e.g., elevators, HVAC systems, and security access systems) at properties to function properly on January 1, 2000. CRLP has no internally generated programmed software coding to correct, as substantially all of the software utilized by CRLP is purchased or licensed from external providers.

      CRLP has authorized the use of internal and external resources to ensure that all automated systems are Year 2000 compliant. CRLP has developed a cross-functional task force, comprised of senior management, MIS personnel, internal audit personnel, and all lines of business to address the Year 2000 issue. Weekly meetings are held to ensure the commitments set forth by the task force are met. The task force has been charged with minimizing the impact of Year 2000 problems on internal operations and transactions that involve CRLP's customers, suppliers, or strategic business partners. This is being achieved through a four-step process:

I.    Awareness
II.   Assessment
III.  Validation
IV.   Implementation

The Awareness Phase was the first step in addressing the Year 2000 issue. The Awareness Phase included a definition of the problem, notification of key personnel, implementation of the plan, and development of the task force to address the issues.

The Assessment Phase was an evaluation of the size and complexity of the issues surrounding Year 2000. This included communications with all divisional management teams, who conducted inventories of potential internal Year 2000 compliance problems. A second component of the Assessment Phase was the evaluation of the effect that customers', vendors', and strategic business partners' compliance problems would have on CRLP.

The Validation Phase includes the testing of the systems and components for Year 2000 compliance. CRLP, along with external resources, have jointly tested and identified all hardware and software applications that will need to be upgraded to ensure Year 2000 compliancy. Based on the results of the evaluations in the Awareness Phase, CRLP decided to obtain written confirmation of compliance from vendors of the previously identified potential problems. CRLP also decided to confirm compliance with vendors of other key products and services as well as compliance of certain customers' ability to comply with leases.

The  Implementation  Phase  includes  performing  upgrades  on  all  information
technology   systems   (e.g.,   personal   computers,   printers   and  software
applications) to ensure Year 2000 compliancy.

      CRLP has completed the first two phases of the plan and is currently working internally and with external vendors on the final two phases. The hardware and software testing and upgrades that are part of the Implementation Phase are expected to be completed by year-end 1998.

      The Year 2000 costs incurred by CRLP through September 30, 1998, totaled approximately $727,000, the majority of which was related to hardware and software costs. This amount does not include the implicit costs associated with the reallocation of internal staff hours to Year 2000 project related efforts. At this time, management currently estimates additional Year 2000 compliance costs at between $75,000 and $100,000. This estimate is based on management's current assessment of CRLP's state of Year 2000 readiness, and there can be no assurance that management's assessment of its compliance requirements and the cost of corrective measures will not change as CRLP proceeds with the Validation and Implementation Phases. CRLP anticipates all phases of the plan to address the Year 2000 problem to be implemented by mid-year 1999.

      CRLP's assessment of its readiness for the Year 2000 and the cost and timing of bringing its systems into compliance has not caused CRLP to believe that the Year 2000 problem will have a material adverse effect on CRLP's financial condition or results of operations. CRLP is continually assessing the extent of Year 2000 compliance, by CRLP and third parties on whose systems CRLP may depend, and CRLP plans to address compliance issues as they arise. Because CRLP has not, at this time, identified any significant problems that do not appear remediable through current compliance efforts, CRLP has not developed a comprehensive contingency plan. However, if CRLP identifies significant risks related to its Year 2000 compliance or if CRLP's progress deviates from the anticipated timeline, CRLP will develop contingency plans as deemed necessary at that time.

                     COLONIAL REALTY LIMITED PARTNERSHIP
                         PART II -- OTHER INFORMATION



Item 2.     Changes in Securities.

      The Company from time to time issues common shares of beneficial interest ("Common Shares") pursuant to its Dividend Reinvestment and Share Purchase Plan, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, and its Employee Share Option and Restricted Share Plan, in transactions that are registered under the Securities Act of 1933, as amended (the "Act"). Pursuant to CRLP's Second Amended and Restated Agreement of Limited Partnership, each time the Company issues Common Shares pursuant to the foregoing plans, CRLP issues to Colonial Properties Holding Company, Inc., its general partner, an equal number of Units for the same price at which the Common Shares were sold, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act. During the quarter ended September 30, 1998, CRLP issued 113,298 Units in such transactions for an aggregate of $2.5 million.

      On July 1, 1998, CRLP issued a total of 473,174 Units to William M. Johnson and related affiliates to complete CRLP's merger of selected assets of Johnson Development Company (see Note 2 to the Notes to Consolidated Condensed Financial Statements). The Units were valued at an aggregate of $14.0 million for purposes of the transaction. Mr. Johnson is on the Board of Directors of Colonial Properties Holding Company, Inc., CRLP's general partner.

      On July 1, 1998,  CRLP issued 28,492 Units to Campco  Investments II, Fred
W. Rock, Robin K. Conner, and Pei-Cheng Chi in exchange for their interests in an office property (see Note 2 to the Notes to Consolidated Condensed Financial Statements). The Units were valued at an aggregate of $871,000 for purposes of the transaction.

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


                                 COLONIAL REALTY LIMITED PARTNERSHIP,
                                      a Delaware limited partnership

                               By: Colonial  Properties  Holding  Company, Inc.,
                                         its general partner




Date:  November 13, 1998            By:  /s/ Howard B. Nelson, Jr.
                                         -------------------------------------
                                         Howard B. Nelson, Jr.
                                         Chief Financial Officer
                                         (Duly Authorized Officer
                                         and Principal Financial Officer)



Date:  November 13, 1998                 /s/ Kenneth E. Howell
                                         -------------------------------------
                                         Kenneth E. Howell
                                         Senior Vice President and Chief
                                         Accounting Officer
                                         (Principal Accounting Officer)

                  COLONIAL REALTY LIMITED PARTNERSHIP
            EXHIBIT 12 - Ratio of Earnings to Fixed Charges



      CRLP's ratio of earnings to fixed charges for the three months ended September 30, 1998 and 1997, was 1.98 and 1.88, respectively. CRLP's ratio of earnings to fixed charges for the nine months ended September 30, 1998 and 1997, was 2.01 and 1.97, respectively.

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

Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D. C. 20549



                                        Re: Colonial Realty Limited Partnership
                                           (File No. 0-20707)
                                            Registration on Form S-3


We are aware that our report dated October 19, 1998 on our review of interim financial information of Colonial Realty Limited Partnership for the three-month and nine-month periods ended September 30, 1998 and 1997 and included in the Partnership's quarterly report on Form 10-Q for the periods then ended, is incorporated by reference in the registration statement on Form S-3 related to the Shelf Registration filed on December 11, 1997 (File No. 333-42049). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.




                                           /s/ PricewaterhouseCoopers LLP
                                             PRICEWATERHOUSECOOPERS LLP

Birmingham, Alabama
November 13, 1998