Form 10-K
period 1998-12-31
COLONIAL REALTY LIMITED PARTNERSHIP
filed 1999-03-30
CIK 1013844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1998 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________________ to _______________


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

Securities registered pursuant to Section 12(g) of the Act:  Class A Units of
        Limited Partnership Interest

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES NO

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         Documents Incorporated by Reference

         None.

                                     PART I

Item 1.              Business.

           As used herein, the terms "CRLP" and "Operating Partnership" include Colonial Realty Limited Partnership, a Delaware limited partnership, and its subsidiaries and other affiliates (including, Colonial Properties Services Limited Partnership and Colonial VRS L.L.C.) or, as the context may require, Colonial Realty Limited Partnership only. As used herein, the term "Company" includes Colonial Properties Trust, an Alabama real estate investment trust, and one or more of its subsidiaries and other affiliates (including CRLP, Colonial Properties Services Limited Partnership and Colonial Properties Services, Inc.) or, as the context may require Colonial Properties Trust only. As used herein, the terms "we", "us", and "our" refer to Colonial Realty Limited Partnership.

           This annual  report on Form 10-K  contains  certain  "forward-looking statements", including but not limited to anticipated timetables for acquisitions, developments and expansions, expected economic growth in geographic markets where CRLP owns or expects to own properties, and plans for continuing CRLP's diversified strategy. These statements involve risks and uncertainties that may cause actual results to be materially different from those anticipated. Prospective investors should specifically consider, in connection with these forward-looking statements, the various risk factors identified herein and in CRLP's filings with the SEC which could cause actual results to differ, including downturns in local or national economies, competitive factors, the availability of suitable properties for acquisition at favorable prices, and other risks inherent in the real estate business.

           CRLP is the Operating Partnership of the Company, which is one of the largest owners, developers and operators of multifamily, retail and office properties in the Sunbelt region of the United States. It is a fully-integrated real estate company, whose activities include ownership of a diversified portfolio of 106 properties as of December 31, 1998, located in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas, and Virginia, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate. As of December 31, 1998, CRLP owned 49 multifamily apartment communities containing a total of 15,381 apartment units (the "Multifamily Properties"), 40 retail properties containing a total of approximately 13.5 million square feet of retail space (the "Retail Properties"), 17 office properties containing a total of approximately 2.7 million square feet of office space (the "Office Properties"), and certain parcels of land adjacent to or near three of these properties (the "Land"). (The Multifamily Properties, the Retail Properties, the Office Properties and the Land are referred to collectively as the "Properties"). As of December 31, 1998, the Multifamily Properties that had achieved stabilized occupancy, the Retail Properties, and the Office Properties were 93.5%, 91.9% and 92.2% leased, respectively.

           CRLP's executive offices are located at 2101 Sixth Avenue North, Suite 750, Birmingham, Alabama, 35203 and its telephone number is (205) 250-8700. CRLP was formed in Delaware on August 6, 1993.


Formation of the Company

           The Operating Partnership were formed to succeed to substantially all of the interests of Colonial Properties, Inc., an Alabama corporation ("Colonial"), its affiliates and certain others in a diversified portfolio of multifamily, retail, and office properties located in Alabama, Florida, and Georgia and to the development, acquisition, management, leasing, and brokerage businesses of Colonial.

           On September 29, 1993, (i) the Company consummated an initial public offering (the "IPO") of 8,480,000 of its common shares of beneficial interest, $.01 par value per share ("Common Shares"), (ii) the Operating Partnership assumed ownership of 36 Properties (or interests therein) held by Thomas H. Lowder, James K. Lowder, Robert E. Lowder, and their mother, Catherine Lowder (the "Lowder family"), and third-party partners of the Lowder family, and the operating businesses of Colonial, (iii) the Company transferred the net proceeds from the IPO through Colonial Properties Holding Company, Inc. ("CPHC"), which was dissolved in 1998, to the Operating Partnership, in exchange for 8,480,000 units of limited partnership interest in the Operating Partnership ("OP Units"),
(iv) the Operating Partnership repaid approximately $150.2 million of indebtedness and prepayment penalties associated therewith secured by certain of the Properties, and (v) the Operating Partnership established a $35.0 million line of credit with SouthTrust Bank, which has since been increased to $250.0 million, to fund development activities and property acquisitions and for general corporate purposes (collectively, the "Formation Transactions"). On October 28, 1993, the underwriters of the IPO exercised an over-allotment option to purchase an additional 686,200 shares.


Recent Developments

           Since the Company's IPO, CRLP has significantly expanded its portfolio of Properties and its operating businesses. Acquisitions by CRLP of new properties represent a total investment of over $1.3 billion. CRLP has also completed the expansion of eleven multifamily properties since the IPO, adding a total of 2,348 units to its multifamily portfolio. CRLP currently has 12 active expansion and development projects in progress for Multifamily Properties, one Retail Property development, and two Office Property developments . CRLP has also disposed of six Multifamily Properties representing 2,464 apartment units, one Office Property representing 25,000 square feet of office space, and entered into two joint ventures.

           The following is a summary of CRLP's acquisition, disposition, joint venture, and development activity in 1998.

Acquisition and Disposition Activity

           CRLP acquired four Multifamily Properties, including one in Florida, one in Georgia, one in Texas and one in South Carolina containing 1,026 units for a total purchase price of $48.2 million.

           CRLP  added  2.9  million  square  feet  of  retail   shopping  space
(including 1.5 million square feet in two joint ventures) through the acquisition of a community shopping center, an enclosed mall, and investment in two joint ventures, at a net cost of $117.5 million.

           CRLP also acquired five Office Properties, including three in Alabama, one in Florida and one in Georgia, containing 827,000 square feet of office space for a total purchase price of $87.9 million.

Joint Ventures

           During the fourth quarter of 1998, CRLP entered into two joint ventures. On December 9, 1998, CRLP and CBL & Associates Properties, Inc. formed a joint venture to acquire Parkway City Mall in Huntsville, Alabama for $11.4 million. In addition to the purchase of the property, the joint venture will redevelop the mall, with all related costs being shared equally by both venture partners. At December 31, 1998, CRLP had invested approximately $5.7 million in the joint venture and had an ending net investment balance of $5.9 million.

           On December 29, 1998, CRLP and Prudential Real Estate Investors ("Prudential"), through its Property Investment Separate Account ("PRISA") fund, entered into a joint venture to own Orlando Fashion Square. In connection with the formation of the joint venture, Prudential acquired a 50% interest in Orlando Fashion Square from CRLP for $52 million. Subsequent to formation, the joint venture leveraged the property with a $65 million non-recourse note and the proceeds from the issuance of the note were distributed equally to the joint venture partners. CRLP's investment in the joint venture at December 31, 1998 was $20.2 million. CRLP used the proceeds from the Prudential joint venture to fund acquisition and development activities.

Development Activity

           During 1998 CRLP constructed 596 new apartment units in seven multifamily communities and acquired land on which it intends to develop additional multifamily communities during 1999. The aggregate cost of this multifamily development activity was $90.4 million. As of December 31, 1998, CRLP had 2,426 apartment units in 12 multifamily communities under development or expansion. Management anticipates that the 12 multifamily projects will be completed during 1999 through 2001. Management expects to invest an additional $115 million over this period to complete these multifamily projects.

           During 1998 CRLP began development of a community shopping center in Birmingham, Alabama. The aggregate investment in the retail development during 1998 was $8.8 million. Management anticipates that it will invest an additional $25.7 million to complete the retail development.

           During 1998 CRLP began development of two office properties. The aggregate investment in the office developments during 1998 was $5.3 million. Management estimates that it will invest an additional $24.3 million to complete these projects.

           The table below provides an overview of CRLP's acquisition and development activity during 1998:

                                 Summary of 1998
                           Acquisition and Development
                                    Activity

 Completion or                                                              Type of   Units (M)         Cost or
  Anticipated                   Name of                                     Property  GLA (R/O)       Anticipated
Completion Date              Property (1)                    Location         (2)        (3)           Cost (4)
-----------------  ----------------------------------    -----------------  --------- -----------    --------------

Acquisitions:
    1st Qtr 98     Perimeter Corporate Park              Huntsville, AL        O         233,000          $ 19,500
    1st Qtr 98     Independence Plaza                    Birmingham, AL        O         106,000             7,500
    2nd Qtr 98     CV at Ashley Plantation               Bluffton, SC          M             200            13,700
    2nd Qtr 98     Orlando Fashion Square             (6)Orlando, FL           R       1,100,000 (5)       104,000
    3rd Qtr 98     CV at River Hills I                   Tampa, FL             M             248             8,500
    3rd Qtr 98     CV at Haverhill                       San Antonio, TX       M             322            17,200
    3rd Qtr 98     Mansell Overlook 200                  Atlanta, GA           O         163,000            27,700
    3rd Qtr 98     Shoppes at Mansell                    Atlanta, GA           R          21,000             3,700
    3rd Qtr 98     Shades Brook Building                 Birmingham, AL        O          35,000             3,100
    3rd Qtr 98     Concourse Center                      Tampa, FL             O         290,000            30,100
    3rd Qtr 98     CV at Walton Way                      Augusta, GA           M             256             8,800
    4th Qtr 98     Bel Air Mall                          Mobile, AL            R       1,434,000            89,100
    4th Qtr 98     Parkway City Mall                  (6)Huntsville, AL        R         414,000            11,400

Developments:
    1st Qtr 98     CV at River Hills III                 Tampa, FL             M             276            14,186
    1st Qtr 98     CV at Inverness                       Birmingham, AL        M              84             6,631
    2nd Qtr 98     CG at Hunter's Creek                  Orlando, FL           M             496            33,426
    2nd Qtr 98     CG at Bayshore II                     Bradenton, FL         M             164             9,289
    1st Qtr 98     CG at Wesleyan  I                     Macon, GA             M             240            13,503
    1st Qtr 99     CG at Inverness Lakes II (expansion)  Mobile, AL            M             132             8,900
    4th Qtr 99     CV at Ashley Plantation (expansion)   Bluffton, SC          M             214            13,800
    2nd Qtr 99     CG at Edgewater II (expansion)        Huntsville, AL        M             192            12,600
    3rd Qtr 99     CG at Wesleyan II (expansion)         Macon, GA             M              88             6,200
    2nd Qtr 00     CG at Liberty Park                    Birmingham, AL        M             300            26,218
    2nd Qtr 00     CV at Heather Glen                    Orlando, FL           M             448            31,234
    2nd Qtr 99     CG at Citrus Park                     Tampa, FL             M             176            12,300
    2nd Qtr 99     CG at Lakewood Ranch                  Sarasota, FL          M             288            20,300
    1st Qtr 99     CG at Cypress Crossing                Orlando, FL           M             250            20,000
    1st Qtr 00     CV at Madison                         Huntsville, AL        M             336            23,000
    3rd Qtr 00     CG at Promenade                       Montgomery, AL        M             384            27,878
    1st Qtr 00     CG at Ridgeland                       Jackson, MS           M             170            12,400
    1st Qtr 00     Colonial Promenade Trussville         Birmingham, AL        R         386,000            31,000
    4th Qtr 99     1800 International Park               Birmingham, AL        O         149,457            16,600
    4th Qtr 99     Colonial Center at Research Park      Huntsville, AL        O         133,368            13,000
                                                                                                     ==============
                                                                                      Total              $ 696,765
                                                                                                     ==============


(1)In the listing of Multifamily Property names, CG has been used as an abbreviation for Colonial Grand and CV has been used as an abbreviation for Colonial Village.
(2)M refers to Multifamily Properties, R refers to Retail Properties, and O refers to Office Properties.
(3)Units (in this table only) refers to multifamily apartment units and GLA refers to gross leasable area of retail and office space.
(4)Amounts in thousands.
(5)Includes 739,000 square feet of GLA and 361,000 square feet of tenant owned space.
(6)Properties are 50% owned by CRLP at December 31, 1998.

Multifamily Property Acquisitions

           Colonial Village at Ashley Plantation--On May 1, 1998, CRLP acquired Colonial Village at Ashley Plantation, a 200-unit apartment complex developed in 1997 on approximately 21 acres of land in Bluffton, South Carolina. The average unit size is 1,026 square feet, and the average unit market rent is $768 per month. The purchase price of $13.7 million was financed through an advance on CRLP's unsecured line of credit.

           Colonial Village at River Hills I--On July 1, 1998, CRLP acquired Colonial Village at River Hills I, a 248-unit phase of the River Hills apartment complex on approximately 30 acres of land in Tampa, Florida. The multifamily community was developed in 1985 and was 90% leased at the time of acquisition. The average unit size is 907 square feet with average unit market rent of $549 per month. The purchase price of $8.5 million was funded through an advance on CRLP's unsecured line of credit.

           Colonial Village at Haverhill--On July 1, 1998, CRLP acquired a 79.8% interest in Colonial Village at Haverhill, a 322-unit apartment complex on approximately 19 acres of land in San Antonio, Texas. The multifamily community was developed in 1998 and was 90% leased at the time of acquisition. The average unit size is 1,019 square feet with average unit market rent of $857 per month. The purchase price of $17.2 million was funded through an advance on CRLP's unsecured line of credit. The remaining 20.2% ownership in this property is reflected as "minority interest in consolidated operating property" in CRLP's statement of income, and is included in "minority interest" on CRLP's balance sheet and statement of cash flows.

           Colonial Village at Walton Way --On July 30, 1998, CRLP acquired Colonial Village at Walton Way, a 256-unit multifamily apartment community on approximately 22 acres of land in Augusta, Georgia. The community was developed in 1970 and 1988, and was 98% leased at the time of acquisition. The average unit size is 993 square feet with average unit market rent of $671 per month. The purchase price of $8.8 million was funded through an advance on CRLP's unsecured line of credit.

           CRLP intends to continue to pursue acquisitions in the Sunbelt region of the United States that meet CRLP's acquisition criteria for property quality, market strength, and investment return.

Completed Multifamily Expansion and Development Activity

           Colonial Village at River Hills III--CRLP completed construction on a 276-unit expansion of Colonial Village at River Hills located in Tampa, Florida. The community amenities include a clubhouse, a swimming pool, an exercise center, an air-conditioned racquetball court, tennis courts, and laundry facilities. Project development costs, including land acquisition costs, totaled $14.2 million and were funded through advances on CRLP's line of credit. CRLP completed construction in the first quarter of 1998.

           Colonial Village at Inverness--CRLP completed construction on an 84-unit expansion of Colonial Village at Inverness located in Birmingham, Alabama. This expansion phase offers the same amenities as the existing community. Project development costs, including land acquisition costs, totaled $6.6 million and were funded through advances on CRLP's line of credit. CRLP completed construction in the first quarter of 1998.

           Colonial Grand at Bayshore II--CRLP completed construction on a 164-unit expansion to this development located in Bradenton, Florida. CRLP acquired the land (12.5 acres) at a cost of $1.0 million pursuant to an option acquired at the time CRLP purchased the land for the existing Colonial Grand at Bayshore development in November 1995. This expansion phase offers the same amenities as the existing community. Project development costs, including land acquisition costs, totaled $9.3 million and were funded through advances on CRLP's line of credit. CRLP completed construction in the second quarter of 1998.

           Colonial Grand at Hunter's Creek--CRLP completed construction on a 496-unit development located in Orlando, Florida. CRLP acquired the land (36 acres) at a cost of $4.0 million. The new apartment community offers a variety of amenities, including a swimming pool and spa, an exercise room, enclosed garages, tennis courts, and a car wash. Project development costs, including land acquisition costs, totaled $33.4 million and were funded through advances on CRLP's line of credit. CRLP completed construction in the second quarter of 1998.

           Colonial Grand at Wesleyan I--CRLP completed construction on a 240-unit development of Colonial Grand at Wesleyan located in Macon, Georgia during 1998. Project development costs, including land acquisition costs, totaled $13.5 million and were funded through advances on CRLP's line of credit. CRLP completed construction in the first quarter of 1998.

Continuing Multifamily Expansion and Development Activity

           Colonial Grand at Inverness Lakes II--CRLP continued construction on a 132-unit expansion of Colonial Grand at Inverness Lakes located in Mobile, Alabama during 1998. Project development costs, including land acquisition costs, are expected to total $8.9 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete construction in the first quarter of 1999.

           Colonial Grand at Edgewater II--CRLP continued construction on a 192-unit expansion of Colonial Grand at Edgewater in Huntsville, Alabama during 1998. Project development costs, including land acquisition costs, are expected to total $12.6 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete construction in the first quarter of 1999.

           Colonial Grand at Wesleyan II--CRLP continued construction on an 88-unit expansion of Colonial Grand at Wesleyan located in Macon, Georgia during 1998. This expansion phase offers the same amenities as the existing community. Project development costs, including land acquisition costs, are expected to total $6.2 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete construction in the second quarter of 1999.

           Colonial Village at Citrus Park--CRLP continued construction on a 176-unit development located in Tampa, Florida during 1998. The new apartment community will offer a variety of amenities, including a swimming pool, fitness center, resident business center, garages, covered parking and a gated entry. Project development costs, including land acquisition costs, are expected to total $12.3 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete construction in the second quarter of 1999.

           Colonial Grand at Lakewood Ranch--CRLP continued construction on a 288-unit development located in Sarasota, Florida during 1998. The new apartments will feature numerous luxuries that include crown molding, tiled floors, chair railings, intrusion alarms, fireplaces and screened patios on all first floor units. Amenities will include a swimming pool, fitness center, tennis courts and a gated entry. Project development costs, including land acquisition costs, are expected to total $20.3 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete construction in the second quarter of 1999.

New Multifamily Expansion and Development Activity

           Colonial Village at Ashley Plantation--CRLP began construction on a 214-unit expansion of Colonial Village at Ashley Plantation located in Bluffton, South Carolina during the second quarter of 1998. Project development costs, including land acquisition costs, are expected to total $13.8 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete construction in the fourth quarter of 1999.

           Colonial Grand at Liberty Park-- CRLP began construction on a 300-unit development located in Birmingham, Alabama during the third quarter of 1998. The new apartments will feature numerous luxuries that include crown molding, tiled floors, chair railings, intrusion alarms, fireplaces and screened patios on all first floor units. Amenities will include a swimming pool, fitness center, tennis courts and a gated entry. Project development costs, including land acquisition costs, are expected to total $26.2 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete construction in the second quarter of 2000.

           Colonial Village at Heather Glen-- CRLP began construction on a 448-unit development located in Orlando, Florida during the third quarter of 1998. The new apartments will offer a variety of amenities, including a clubhouse, car-care center, fitness center with a child play area, two swimming pools, tennis courts, and a picnic area. Project development costs, including land acquisition costs, are expected to total $31.2 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete construction in the second quarter of 2000.

           Colonial Grand at Cypress Crossing-- CRLP began construction on a 250-unit development located in Orlando, Florida during the third quarter of 1998. The new apartments will feature numerous luxuries including a security system, automated climate control, highest-speed Internet access, and home theatre pre-wiring. Project development costs, including land acquisition costs, are expected to total $20.0 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete construction in the first quarter of 1999.

           Colonial Grand at Madison-- CRLP began construction on a 336-unit development located in Huntsville, Alabama. The new apartments will offer a variety of amenities, including a swimming pool and spa, an exercise room, tennis courts, and a car wash. Project development costs, including land acquisition costs, are expected to total $23.0 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete construction in the first quarter of 2000.

           Colonial Grand at Promenade-- CRLP began construction on a 384-unit development located in Montgomery, Alabama. The new apartments will offer a variety of amenities, including a swimming pool, an exercise room, a clubhouse, tennis courts, and a gated entry. Project development costs, including land acquisition costs, are expected to total $27.9 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete construction in the second quarter of 2000.

           Colonial Grand at Ridgeland-- CRLP began construction on a 170-unit development located in Jackson, Mississippi. The new apartments will offer a variety of amenities, including a fitness center, swimming pool, garages, and tennis courts. Project development costs, including land acquisition costs, are expected to total $12.4 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete construction in the first quarter of 2000.

Retail Property Acquisitions and Mergers

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

          Shoppes at Mansell--On July 1, 1998, CRLP completed the final phase of its merger with certain affiliates of Johnson Development Company. The final phase included the Shoppes at Mansell, a 21,000 square foot community shopping center. The Shoppes at Mansell was developed in 1997 and was 95% occupied at the time of the merger. The merger of Shoppes at Mansell, valued at $3.7 million, was funded through the issuance of 76,809 limited partnership units valued at $2.3 million, and an advance on CRLP's unsecured line of credit.

           Bel Air Mall--On December 29, 1998, CRLP acquired Bel Air Mall, a 1.4 million square foot regional mall in Mobile, Alabama, for a total purchase price of $89.1 million. The mall anchors include Parisian, Dillard's, Sears, JC Penney, and Target. The purchase price was funded through the proceeds received in connection with the formation of the Orlando Fashion Square Joint Venture and an advance on CRLP's unsecured line of credit.

Retail Development Activity

           Colonial Promenade Trussville--During the third quarter of 1998, CRLP began the development of a 386,000 square foot retail shopping center in Birmingham, Alabama. The shopping center development will be anchored by a Wal-Mart Supercenter, Regal Cinemas, Marshall's Department Store, and Goody's Family Clothing. Project expansion costs are expected to total $31.0 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete the development during the first quarter of 2000.

Office Property Acquisitions

            Perimeter Corporate Park--On January 1, 1998, CRLP acquired Perimeter Corporate Park, an office park comprised of two multi-tenant buildings in Huntsville, Alabama totaling 233,000 square feet of leasable area. Major tenants include Mevatec, Schafer Corporation, Computer Systems Technology, EER Systems Corporation, and Silicon Graphics. The purchase price of $19.5 million was funded by the assumption of $5.7 million of debt and an advance on CRLP's unsecured line of credit.

           Independence Plaza--Also on January 1, 1998, CRLP acquired Independence Plaza, a 106,000 square foot office building in Birmingham, Alabama, for a purchase price of $7.5 million. Major tenants include AmSouth Bank, the Cooney, Rikard & Curtin insurance firm and Wall Street Deli (executive offices). The entire purchase price was funded through an advance on CRLP's unsecured line of credit.

          Mansell Overlook 200--On July 1, 1998, CRLP completed the final phase of its merger with certain affiliates of Johnson Development Company. The final phase included Mansell Overlook 200, a six-story office building containing 163,000 square feet of space. Mansell Overlook 200 was developed in 1997 and was 95% occupied at the time of the merger. This part of the merger, valued at $27.7 million, was funded through the issuance of 396,365 limited partnership units in Colonial Realty Limited Partnership valued at $11.7 million, and an advance on CRLP's unsecured line of credit.

           Shades Brook Building--On July 13, 1998, CRLP acquired the Shades Brook Building, a three-story office building containing 35,000 square feet of space in Birmingham, Alabama. Shades Brook was acquired for a total purchase price of $3.1 million, which was financed through the issuance of 28,492 limited partnership units in Colonial Realty Limited Partnership valued at $871,000, and an advance on CRLP's unsecured line of credit. Shades Brook was built in 1979 and was 93% occupied at the time of acquisition.

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

Office Property Development Activity

           1800 International Park--In August 1998, CRLP began development of a six story multi-tenant office building in Birmingham, Alabama with a total of 149,457 square feet of leasable area. Project development costs are expected to total $16.6 million and will be funded through advances on CRLP's unsecured line of credit. CRLP expects to complete construction in the fourth quarter of 1999.

           Colonial Center at Research Park--Also in August 1998, CRLP began development of two office buildings in Huntsville, Alabama with a total of 133,368 square feet of leasable area. Colonial Center features Class A office space with first-class amenities. Project development costs are expected to total $13.0 million and will be funded through advances on CRLP's unsecured line of credit. CRLP expects to complete construction in the fourth quarter of 1999.

Financing Activity

           CRLP funded a large portion of its acquisitions and developments through the issuance of debt securities and through cash contributions from the Company through the issuance of its common shares. During 1998, the Company and CRLP completed the following equity and debt transactions:

                             Common Share Offerings
                                                        (in thousands)
                                              --------------------------------
                       Number of    Price Per     Gross    Offering        Net
Date ...............              Common Share Proceeds     Costs      Proceeds
--------------------   ---------   -------   ---------   ---------    ---------
February ...........     375,540   $    30.00 $  11,266   $     627   $  10,639
March ..............     806,452   $    31.00 $  25,000   $   1,389   $  23,611
March ..............     381,046   $    31.00 $  11,182   $     656   $  11,156
April ..............   3,046,400   $    30.12 $  91,773   $   4,973   $  86,800


                                  Debt Offering
                                                         Gross
                       Type of                          Proceeds
Date                    Note       Maturity    Rate  (in thousands)
--------------        --------   ----------   ----    --------
July                   Senior     July, 2007   7.00%    $175,000


On July 10, 1998, CRLP increased the borrowing capacity under its unsecured line of credit from $200 million to $250 million. The credit facility, which is used by CRLP primarily to finance additional property investments, bears interest at a rate ranging between 80 and 135 basis points above LIBOR and is renewable in July 2000. The line of credit agreement includes a competitive bid feature that will allow CRLP to convert up to $125 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. As of December 31, 1998, the balance outstanding on CRLP's line of credit was $174.5 million.

Business Strategy

           The general business strategy of the Company and CRLP is to generate stable and increasing cash flow and portfolio value for its shareholders. The Company and CRLP (and its predecessor) have implemented this strategy principally by (i) realizing growth in income from its existing portfolio of properties, (ii) developing, expanding, and selectively acquiring additional multifamily, retail, and office properties in growth markets located in the Sunbelt region of the United States, where CRLP has first-hand knowledge of growth patterns and local economic conditions, (iii) managing its own properties, which has enabled it to better control operating expenses and establish long-term relationships with its retail and office tenants, (iv) maintaining the Company's third-party property management business, which has increased cash flow and established additional relationships with tenants, and
(v) employing a comprehensive capital maintenance program to maintain properties in first-class condition. CRLP's business strategy and the implementation of that strategy are determined by CRLP's partners and may be changed from time to time.

Financing Strategy

           CRLP's strategy is to maintain coverage ratios in order to sustain its investment grade status. CRLP's total market capitalization as of December 31, 1998, was $2.0 billion, and its ratio of debt to total market capitalization was 45.1%. At December 31, 1998, CRLP's total debt included fixed-rate debt of $681.2 million, or 74.9% of total debt, and floating-rate debt of $228.1 million, or 25.1% of total debt. CRLP has obtained interest rate protection for $50.0 million of the floating-rate debt.

           CRLP may from time to time reevaluate its borrowing policies in light of then current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities, and other factors. CRLP may modify its borrowing policy and may increase or decrease its ratio of debt to total market capitalization. To the extent that the board of trustees of CRLP determines to seek additional capital, CRLP may raise such capital through additional equity offerings by the Company, debt financings, or retention of cash flow (subject to provisions in the Code requiring the distribution by a REIT of a certain percentage of taxable income and taking into account taxes that would be imposed on undistributed taxable income) or a combination of these methods.


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


Operational Structure

           Multifamily Division--The multifamily division of CRLP is responsible for all aspects of CRLP's multifamily operations, including day-to-day management and leasing of the 49 Multifamily Properties, as well as the provision of third-party management services for apartment communities in which CRLP does not have an ownership interest. The multifamily division utilizes centralized functions of accounting, information technology, due diligence and administrative services. Decisions for investments in acquisitions and developments and for dispositions are also centralized. The multifamily division has regional offices in Birmingham, Mobile and Montgomery, Alabama, Orlando and Tampa, Florida, and Stockbridge, Georgia.

           Retail Division--CRLP's retail division is responsible for all aspects of CRLP's retail operations, including the provision of management and leasing services for the 40 Retail Properties, as well as the provision of third-party management services for retail properties in which CRLP does not have an ownership interest and for brokerage services in other retail property transactions. The retail division utilizes centralized functions of accounting, information technology, due diligence and administrative services. Decisions for investments in acquisitions and developments and for dispositions are also centralized. The retail division has regional offices in Birmingham, Alabama, Orlando, Florida, Macon, Georgia and Burlington, North Carolina.

           Office Division--CRLP's office division is responsible for all aspects of CRLP's commercial office operations, including the provision of management and leasing services for the 17 Office Properties, as well as the provision of third-party management services for office properties in which CRLP does not have an ownership interest and for brokerage services in other office property transactions. The office division utilizes centralized functions of accounting, information technology, due diligence and administrative services. Decisions for investments in acquisitions and developments and for dispositions are also centralized. The office division has regional offices in Birmingham, Alabama and Atlanta, Georgia.


Employees

           CRLP employs approximately 900 persons, including on-site property employees who provide services for the Properties that CRLP owns and/or manages.

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

Risk Factors

           Set forth below are the risks that we believe are material to investors who purchase or own our units of limited partnership interest. Our units are redeemable for cash or, at the election of Colonial Properties Trust, on a one-for-one basis for Colonial Properties Trust's shares of beneficial interest.

           Our performance and property value are subject to risks associated with the real estate industry. If our assets do not generate income sufficient to pay our expenses, service our debt and maintain our properties, we may not be able to make expected distributions to our unitholders. Whether our properties will generate sufficient revenue to pay our expenses and permit us to make distributions to our unitholders will depend on whether we can attract tenants at favorable rental rates and whether we can adequately control our costs. Factors that may adversely affect our ability to attract tenants or to generate sufficient revenue include:

o local conditions such as an oversupply of multifamily, retail or office properties or a reduction in demand for multifamily, retail or office properties;
o the attractiveness of our properties to residents, shoppers and tenants; decreases in market rental rates; and
o          our ability to collect rent from our tenants.

           Factors that may adversely affect our operating costs include:

o the need to pay for adequate insurance and other operating costs, including real estate taxes, which could increase over time; and
o          the need to periodically repair, renovate and relet space.

           Our expenses may remain constant even if our revenues drop. The expenses of owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property. As a result, if revenues drop, we may not be able to reduce our expenses accordingly. Loan payments are an example of a cost that will not be reduced simply because our revenues drop. If a property is mortgaged and we are unable to meet the mortgage payments, the lender could foreclose on the mortgage and take the property, resulting in a further reduction in revenues.

           We may be unable to renew leases or relet space as leases expire. When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if the tenants do renew or we can relet the space, the terms of renewal or reletting, including the cost of required renovations, may be less favorable than current lease terms. If we are unable to promptly renew the leases or relet the space, or if the rental rates upon such renewal or reletting are significantly lower than expected rates, then our cash flow and ability to service debt and make distributions to shareholders would be adversely affected.

           New acquisitions may fail to perform as expected. Assuming we are able to obtain capital on commercially reasonable terms, we intend to selectively acquire multifamily, retail or office properties where we perceive strategic opportunities consistent with our strategy. Newly acquired properties may fail to perform as expected. We may underestimate the costs necessary to bring an acquired property up to the standards we have established for its intended market position. In addition, we may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

           Competition for acquisitions could result in increased prices for properties. We expect other major real estate investors with significant capital to compete with us for attractive investment opportunities. These competitors include publicly traded REITs, private REITs, investment banking firms and private institutional investment funds. This competition could increase prices for multifamily, retail or office properties.

           Our development and expansion activities subject us to risks. We intend to continue to develop new properties and expand existing properties where we believe that development or expansion is consistent with our business strategies. New projects subject us to a number of risks, including risks that:

o          construction delays or cost overruns may increase project costs;
o permanent debt or equity financing may not be available on acceptable terms to finance new development or expansion projects;
o          we may fail to meet  anticipated  occupancy or rent  levels;
o          we may fail to secure  required   zoning,   occupancy  and  other
           governmental   permits  and authorizations; and
o changes in applicable zoning and land use laws may require us to abandon projects prior to their completion, resulting in the loss of development costs incurred prior to abandonment.

           Because real estate investments are illiquid, we may not be able to sell properties when appropriate. Real estate investments generally cannot be sold quickly. We may not be able to vary our portfolio promptly in response to economic or other conditions. This inability to respond to changes in the performance of our investments could adversely affect our ability to service debt and make distributions to our unitholders.

           Scheduled debt payments could adversely affect our financial condition. Our business is subject to risks normally associated with debt financing. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt. If prevailing interest rates or other factors at the time of refinancing, such as the possible reluctance of lenders to make commercial real estate loans, result in higher interest rates, increased interest expense would adversely affect cash flow and our ability to service our debt and make distributions to unitholders.

           Our obligation to comply with financial covenants in our debt agreements could restrict our range of operating activities. Our credit facility contains customary restrictions, requirements and other limitations on our ability to incur indebtedness, including:

o          debt to assets ratios;
o          secured debt to total assets ratios;
o          debt service coverage ratios; and
o          minimum ratios of unencumbered assets to unsecured debt.

           The indenture under which our senior unsecured indebtedness is issued contains financial and operating covenants including coverage ratios. Our indenture also limits our ability to (1) incur secured and unsecured indebtedness, (2) sell all or substantially all or our assets and (3) engage in mergers, consolidations and acquisitions.

           Our degree of leverage could limit our ability to obtain additional financing. Our "debt to market capitalization" ratio, which we calculate as total debt as a percentage of total debt plus the market value of our outstanding units and the outstanding shares of beneficial interest of Colonial Properties Trust, was approximately 45.1% as of December 31, 1998. Increases in our leverage could adversely affect our ability to obtain additional financing in the future for (1) working capital, (2) capital expenditures, (3) acquisitions, (4) development or (4) other general corporate purposes, and may make us more vulnerable to a downturn in business or the economy generally.

           Rising interest rates could adversely affect our cash flow. Advances under our credit facility bear interest at a variable rate ranging between 80 and 135 basis points above LIBOR. We may borrow additional money with variable interest rates in the future, and may enter into other transactions to limit our exposure to rising interest rates as appropriate and cost effective. Increases in interest rates, or the loss of the benefits of hedging agreements, would increase our interest expense, which would adversely affect cash flow and our ability to service our debt and make distributions to unitholders.

           Environmental problems are possible and can be costly. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real property to investigate and clean up hazardous or toxic substances or petroleum product releases at the property, without regard to whether the owner or operator knew or caused the presence of the contaminants. If unidentified environmental problems arise at one of our properties, we may have to make substantial payments to a governmental entity or third parties for property damage and for investigation and clean-up costs. Even if more that one person may have been responsible for the contamination, we may be held responsible for all of the clean-up costs incurred. Our liability under environmental laws could adversely affect our cash flow and our ability to make distributions to our unitholders.

           At one of our properties, the Gadsden Mall in Gadsden, Alabama, four underground storage tanks were removed in 1989. In connection with the removal of these gasoline storage tanks, associated petroleum contamination was discovered in the soil and groundwater. We are currently working with the state regulatory agency to remediate the contamination in accordance with applicable requirements. Because the tanks were registered with the Alabama Department of Environmental Management and the facility was in compliance with regulations prior to the incident, we have been reimbursed under the Alabama Underground Storage Tank Trust Fund for the costs incurred to date in connection with the ongoing cleanup, and expect to be reimbursed for the remaining costs as well. We have received a "no further action" letter from the Alabama Department of Environmental Management.

           On December 29, 1998, we acquired Bel Air Mall in Mobile, Alabama. During the course of our environmental due diligence, we identified several different areas of the property in which contamination is present. One of those areas involves drycleaner solvent; the others involve petroleum contamination. The Alabama Department of Environmental Management is overseeing the investigation and cleanup of the drycleaner contamination. It is possible that a claim could be asserted against us, as owner of the property, for the investigation and remediation of the contamination. Pursuant to the purchase and sale agreement, the former owner of the property purchased a $10 million insurance policy and established escrow accounts totaling $1,275,000 to cover the costs associated with investigating and remediating the contaminated areas. In addition, subject to limitations, the seller will be performing all required remediation of the drycleaner contamination.

           Some of our general partner's trustees and officers have conflicts of interest and could exercise influence in a manner inconsistent with unitholders' best interests. As a result of their substantial ownership of Colonial Properties Trust's common shares and our units, Messrs. Thomas Lowder, Colonial Properties Trust's Chairman of the Board, Chief Executive Officer and President, and James Lowder, Harold Ripps, Herbert Meisler and William Johnson, each of whom is a trustee of Colonial Properties Trust, might seek to exert influence over our decisions as to sales or refinancings of particular properties we own. Any such exercise of influence might produce decisions which are not in the best interest of all of our unitholders.

           The Lowder family, which includes Thomas, James, Robert and Catherine Lowder and their affiliates, holds interests in companies that have performed construction management, insurance brokerage and other services with respect to our properties. These companies may perform similar services for us in the future. As a result, the Lowder family may realize benefits from transactions between such companies and us that are not realized by other unitholders. In addition, Thomas Lowder and his brother, James Lowder, as trustees of Colonial Properties Trust, may be in a position to influence us to do business with companies in which the Lowder family has a financial interest. Our policies may not be successful in eliminating the influence of conflicts. Moreover, transactions with companies controlled by the Lowder family, if any, may not be on terms as favorable to us as we could obtain in an arms-length transaction with a third party.

           We do not control our management, leasing and brokerage businesses. To facilitate maintenance of Colonial Properties Trust's REIT qualification, we have a "non-controlled subsidiary" which conducts management, leasing and brokerage business for properties we do not wholly own. While we own 99% of the economic interest in the noncontrolled subsidiary, 99% of its voting stock is owned by members of the Lowder family. We therefore do not control the timing or amount of distributions or the management and operation of the noncontrolled subsidiary. We also lack the ability to set the business policies and operations of the noncontrolled subsidiary.

           We are subject to risks associated with the property management, leasing and brokerage businesses. In addition to the risks we face as a result of our ownership of real estate, we face risks relating to the property management, leasing and brokerage businesses of our "non-controlled subsidiary," including risks that:

o management contracts or service agreements with third-party owners will be lost to competitors;
o contracts will not be renewed upon expiration or will not be renewed on terms consistent with current terms; and
o     leasing and brokerage activity generally may decline.

           Each of these developments could adversely affect our ability to make debt service payments or expected distributions to unitholders.

           We are dependent on external sources of capital. To qualify as a REIT, Colonial Properties Trust must distribute to its shareholders each year at least 95% of its net taxable income, excluding any net capital gain. Our partnership agreement generally requires us to distribute substantially all of our net cash revenues each quarter and to make reasonable efforts to distribute to Colonial Properties Trust enough cash for it to meet the 95% distribution requirement. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs from income from operations. We therefore will have to rely on third-party sources of capital which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. Moreover, additional equity offerings may result in substantial dilution, and additional debt financing may substantially increase our leverage.

           We intend to qualify as a partnership, but cannot guarantee that we will qualify. We intend to qualify as a partnership for federal income tax purposes. However, we will be treated as a corporation for federal income tax purposes if we are a "publicly traded partnership," unless at least 90% of our income it qualifying income as defined in the tax code. The income requirements applicable to REITs and the definition of qualifying income for purposes of this 90% test are similar in most, but not all, respects. Qualifying income for the 90% test generally includes passive income, such as specified types of real property rents, dividends and interest. We cannot guarantee that we will meet this qualifying income test. If we were to be taxed as a corporation, we would incur substantial tax liabilities, Colonial Properties Trust would fail to qualify as a REIT for tax purposes and Colonial Properties Trust's and our ability to raise additional capital could be impaired.

           Colonial Properties Trust intends to qualify as a REIT, but we cannot guarantee that it will qualify. We believe that Colonial Properties Trust has qualified for taxation as a REIT for federal income tax purposes commencing with its taxable year ended December 31, 1993. If Colonial Properties Trust qualifies as a REIT, it generally will not be subject to federal income tax on its income that it distributes to its shareholders. Colonial Properties Trust plans to continue to meet the requirements for taxation as a REIT, but it may not qualify as a REIT. Many of the REIT requirements are highly technical and complex. The determination that Colonial Properties Trust is a REIT requires an analysis of various factual matters and circumstances that may not be totally within its control. For example, to qualify as a REIT, at least 95% of our gross income must come from certain sources that are itemized in the REIT tax laws. Colonial Properties Trust also is required to distribute to shareholders at least 95% of its REIT taxable income, excluding capital gains. The fact that Colonial Properties Trust holds its assets through Colonial Realty further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize Colonial Properties Trust's REIT status. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for Colonial Properties Trust to remain qualified as a REIT. We do not believe, however, that any pending or proposed tax law changes would jeopardize its REIT status.

           If Colonial Properties Trust failed to qualify as a REIT, Colonial Properties Trust would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted us relief under certain statutory provisions, Colonial Properties Trust would remain disqualified as a REIT for the four years following the year Colonial Properties Trust first failed to qualify. If Colonial Properties Trust failed to qualify as a REIT, it would have to pay significant income taxes and would therefore have less money available for investments or for distributions to shareholders. This would likely have a significant adverse affect on the value of our securities. In addition, Colonial Properties Trust would no longer be required to make any distributions to shareholders, but we would still be required to distribute quarterly substantially all of our net cash revenues to our unitholders.

           Proposed legislation, if enacted, could require us to restructure our ownership of Colonial Properties Services, Inc. The Clinton Administration's fiscal year 2000 budget proposal could require us to restructure our ownership of Colonial Properties Services, Inc. The budget proposal, announced February 1, 1999, includes a proposal that would prohibit a REIT from owning more than 10% of the vote or value of the outstanding securities of any corporation, except for a qualified REIT subsidiary or another REIT. Currently, a REIT cannot own more than 10% of the outstanding securities of any one issuer. A REIT can, however, own more than 10% of the value of the stock of a corporation, so long as not more than 25% of the REIT's total assets are comprised stock of corporations, except for qualified REIT subsidiaries or other REIT's, and the stock of any single corporation does not account for more than 5% of the value of the REIT's total assets. The proposal also contains an exception to the 5% and 10% asset tests that would allow a REIT to have "taxable REIT subsidiaries," including both "qualified independent contractor subsidiaries," which could perform noncustomary and other currently prohibited services for tenants and other customers, and "qualified business subsidiaries," which could undertake third-party management and development activities as well as other non-related real estate activities. Under the proposal, no more than 15% of a REIT's total assets could consist of taxable REIT subsidiaries and no more than 5% of a
REIT's total assets could consist of qualified independent contractor subsidiaries. Under the budget proposal, a taxable REIT subsidiary would not be entitled to deduct any interest on debt funded directly or indirectly by the REIT. This proposal would be effective after the date of enactment and a REIT would be allowed to combine and convert existing corporate subsidiaries into taxable REIT subsidiaries tax-free prior to a certain date. A transition period would allow for conversion of existing corporate subsidiaries before the 10% vote or value test would become effective. For Colonial Properties Trust's taxable years after the effective date of the proposal and after any applicable transition period, the 10% vote or value test would apply to Colonial Properties Trust's ownership in Colonial Properties Services, Inc. unless Colonial Properties Services, Inc. is converted into a taxable REIT subsidiary. It is presently uncertain whether any proposal regarding REIT subsidiaries, including the budget proposal, will be enacted or, if enacted, what the terms, including the effective date, of such proposal will be.

           Our operations could be adversely affected by the year 2000 problem. Our revenues may be adversely affected if the year 2000 problem poses significant problems for any of our tenants which prevent them from paying us rent as it comes due. The year 2000 problem could also adversely affect us should any of our lenders, manufacturers, vendors or suppliers cease to conduct business, as we would be forced to contract with alternate providers at rates which might not be favorable to us. Moreover, our plans do not address a "doomsday" scenario which would require a contingency process for restoration of our existing systems and components in the event of a complete failure due to the year 2000 problem.

Item 2.              Properties.


General

           CRLP acquired 36 properties in connection with the Formation Transactions, and acquired or developed 19 additional properties and an additional phase of an existing property in 1994, six additional properties in 1995, 11 additional properties in 1996, 25 additional properties in 1997, and 14 additional properties in 1998. Since the Company's initial public offering ("IPO"), CRLP has developed eleven additional Multifamily Properties and has disposed of eight properties, all through tax-deferred, like-kind exchanges. The 106 Properties owned by CRLP at December 31, 1998, consisted of 49 Multifamily Properties, 40 Retail Properties, and 17 Office Properties, as described in more detail below.

                              Summary of Properties

                                              Total 1998     Percent of
                                   Units/      Property      Total 1998    Percentage
Number of                           GLA/       Revenue (2)    Property      Occupancy at
Type of Property   Properties      NRA (1)   (in thousands)  Revenue (2)  Dec. 31, 1998 (3)
----------------   ----------   -----------   -----------    ----------  ----------------

Multifamily                49        15,381   $   104,462       40.7%           93.5%
Retail                     40    13,478,000       117,572       45.9%           91.9%
Office                     17     2,707,000        34,409       13.4%           92.2%
                          ---                  -----------    ----------
Total                     106                  $  256,443      100.0%
                          ===                  ===========    ==========

(1)Units (in this table only) refers to multifamily apartment units, GLA refers to gross leasable area of retail space and NRA refers to net rentable area of office space. Information is presented as of December 31, 1998.
(2)Includes CRLP's proportionate share of revenue from those Office and RetailProperties accounted for under the equity method, and the Company's share of the properties disposed of in 1998.
(3)Excludes 1,842 units of expansion phases of seven Multifamily Properties that had not achieved stabilized occupancy as of December 31, 1998.


Multifamily Properties

           The 49 Multifamily Properties owned by CRLP at December 31, 1998, contain a total of 15,381 garden-style apartments and range in size from 120 to 1,080 apartment units. Fourteen of the Multifamily Properties were acquired by CRLP in connection with the Formation Transactions, 13 Properties and one additional phase of an existing Property were acquired during 1994, seven Properties were acquired during 1996, five Properties were acquired during 1997, and four Properties were acquired in 1998. Also, since the IPO, CRLP has developed eleven additional Multifamily Properties. Twenty Multifamily Properties (containing a total of 7,293 apartment units) are located in Alabama, 16 Multifamily Properties (containing a total of 5,014 apartment units) are located in Florida, nine Multifamily Properties (containing a total of 1,874 apartments units) are located in Georgia, one Multifamily Property (containing a total of 328 apartment units) are located in Mississippi, two Multifamily
Properties (containing a total of 550 apartment units) sre located in South Carolina, and one Multifamily Property (containing 322 apartment units) is located in Texas. Each of the Multifamily Properties is established in its local market and provides residents with numerous amenities, which may include a swimming pool, exercise room, jacuzzi, clubhouse, laundry room, tennis court(s), and/or a playground. All of the Multifamily Properties are managed by CRLP.

           The  following  table  sets  forth  certain  additional   information
relating to the Multifamily Properties as of and for the year ended December 31, 1998.

                             Multifamily Properties

                                                                                                       Total
                                                                                          Average   Multifamily     Percent of
                                           Year        Number     Approximate              Rental    Property       Total 1998
 Multifamily                             Completed       of       Rentable Area  Percent    Rate    Revenue for      Property
 Property (1)               Location        (2)       Units (3)   (Square Feet)  Occupied Per Unit     1998          Revenue (4)
-----------------------   ------------   ----------  ----------  ------------   -------  -----------------------    ----------

 Alabama:
 CV at Ashford Place       Mobile        1983              168       139,000     96.4%    $ 514       $ 995,008          0.4%
 CV at Rocky Ridge         Birmingham    1984              226       259,000     92.9%      612       1,504,737          0.6%
 Colony Park               Mobile        1975              201       130,000     86.1%      414         882,172          0.3%
 CG at Galleria Woods      Birmingham    1994              244       261,000     97.0%      665       1,685,198          0.7%
 CG at Mountain Brook      Birmingham    1987/91           392       393,000     96.7%      688       2,805,188          1.1%
 CV at Trussville          Birmingham    1996/97           376       410,000     97.1%      685       2,662,530          1.0%
 CV at Cahaba Heights      Birmingham    1992              125       131,000    100.0%      695         957,168          0.4%
 CG at Edgewater           Huntsville    1990              500       423,000        (7)     693       2,542,056          1.0%
 CV at Inverness           Birmingham    1986/87/90        586       395,000     98.6%      595       3,545,719          1.4%
 CV at Huntleigh Woods     Mobile        1978              233       199,000     94.4%      457       1,222,101          0.5%
 CG/CV at Inverness Lakes  Mobile        1983/96           482       477,000        (7)     630       2,932,495          1.1%
 CV at McGehee Place       Montgomery    1986/95           468       404,000     90.1%      608       2,679,894          1.0%
 CV at Monte D'Oro         Birmingham    1977              200       296,000     98.5%      659       1,547,956          0.6%
 Patio                     Auburn        1966/83/84        240       179,000     87.9%      424       1,057,375          0.4%
 CV at Hillcrest           Mobile        1981              104       114,000     97.0%      610         684,919          0.3%
 CG at Galleria            Birmingham    1986/96         1,080     1,195,000     93.9%      617       7,487,917          2.9%
 CG at Research Park       Huntsville    1987/94           736       809,000     75.3%      655       4,585,282          1.8%
 CG at Riverchase          Birmingham    1984/91           468       746,000     95.5%      721       3,794,680          1.5%
 Ski Lodge Tuscaloosa      Tuscaloosa    1976/92           304       273,000     94.4%      415       1,498,359          0.6%
 CV at Hillwood            Montgomery    1984              160       151,000     95.0%      534       1,035,246          0.4%
                                                     ----------  ------------   -------  -------   -------------    ----------
     Subtotal - Alabama (20 Properties)                  7,293     7,384,000     92.4%      613      46,106,000         18.0%
                                                     ----------  ------------   -------  -------   -------------    ----------
 Florida:
 CG at Kirkman             Orlando       1991              370       337,000     93.0%      771       3,363,400          1.3%
 CG at Carrollwood         Tampa         1966              244       286,000     95.5%      827       2,239,291          0.9%
 CG at Bayshore            Bradenton     1997              376       369,000        (7)     720       2,558,815          1.0%
 CG at Heathrow            Orlando       1997              312       370,000    100.0%      833       3,197,016          1.2%
 CG at Hunter's Creek      Orlando       1997              496       624,000     95.4%      868       5,010,829          2.0%
 CG at Palma Sola          Bradenton     1992              340       292,000     92.0%      699       2,409,968          0.9%
 CG at Palm Aire           Sarasota      1991              248       252,000     97.2%      806       2,363,955          0.9%
 CG at Gainesville         Gainesville   1989/93/94        560       489,000     98.8%      757       4,688,565          1.8%
 CG at Ponte Vedra         Jacksonville  1988              240       212,000     92.8%      680       1,717,797          0.7%
 CV at Oakleigh            Pensacola     1997              176       186,000     94.0%      738       1,512,500          0.6%
 CV at River Hills         Tampa         1991/97           776       465,000     92.3%      663       4,350,077          1.7%
 CV at Lake Mary           Orlando       1991/95           504       431,000     99.0%      645       3,873,508          1.5%
 CV at Cordova             Pensacola     1983              152       116,000     95.0%      492         874,374          0.3%
 CG at Lakewood Ranch      Sarasota      1999               64        64,000        (7)     937          27,955  (6)     0.0%
 CG at Citrus Park         Tampa         1999               16        48,000        (7)     851           5,074  (6)     0.0%
 CG at Cypress Crossing    Orlando       1999              140       183,000        (7)   1,138         314,498  (6)     0.1%
                                                     ----------  ------------   -------  -------   -------------    ----------
     Subtotal - Florida (16 Properties)                  5,014     4,724,000     95.5%      701      38,507,622         14.9%
                                                     ----------  ------------   -------  -------   -------------    ----------
 Georgia:
 CG at Barrington          Macon         1996              176       201,000     96.0%      655       1,204,779          0.5%
 CG at Wesleyan            Macon         1997              264       288,000        (7)     668       1,675,365          0.7%
 CV at North Ingle         Macon         1983              140       133,000     88.6%      562         750,802          0.3%
 CV at White Bluff         Savannah      1986              120       108,000     95.0%      668         857,625          0.3%
 CV at Vernon Marsh        Savannah      1986/87           178       151,000     92.7%      662       1,267,517          0.5%
 CG at Spring Creek        Macon         1992/94           296       328,000     96.3%      622       2,096,104          0.8%
 CV at Stockbridge         Stockbridge   1993/94           240       253,000     97.9%      686       1,881,614          0.7%
 CV at Timothy Woods       Athens        1996              204       211,000     97.6%      737       1,591,704          0.6%
 CV at Walton Way          Augusta       1984              256       254,000     91.5%      561         751,423  (6)     0.3%
                                                     ----------  ------------   -------  -------   -------------    ----------
     Subtotal - Georgia (9 Properties)                   1,874     1,927,000     90.1%      642      12,076,933          4.7%
                                                     ----------  ------------   -------  -------   -------------    ----------
 Mississippi:
 CG at Natchez Trace       Jackson       1995/97           328       343,000     93.0%      636       2,477,790          1.0%
                                                     ----------  ------------   -------  -------   -------------    ----------
     Subtotal - Mississippi (1 Property)                   328       343,000     93.0%      636       2,477,790          1.0%
                                                     ----------  ------------   -------  -------   -------------    ----------
 South Carolina:
 CV at Ashley Plantation   Bluffton      1998              200       205,000     99.0%      824       1,295,982  (6)     0.5%
 CV at Caledon Wood        Greenville    1995/96           350       367,000     82.9%      857       2,433,183          0.9%
                                                     ----------  ------------   -------  -------   -------------    ----------
     Subtotal - South Carolina (2 Properties)              550       572,000     88.8%      845       3,729,165          1.4%
                                                     ----------  ------------   -------  -------   -------------    ----------
 Texas:
 CV at Haverhill           San Antonio   1997              322       327,000     92.0%      923       1,564,509  (6)     0.6%
                                                     ----------  ------------   -------  -------   -------------    ----------
     Subtotal - Texas (1 Property)                         322       327,000     92.0%      923       1,564,509          0.6%
                                                     ----------  ------------   -------  -------   -------------    ----------
      TOTAL (49 Properties)                              15,381    15,277,000     93.5%    $ 642 (5)$ 104,462,019        40.6%
                                                     ==========  ============   =======  =======   =============    ==========

(footnotes on next page)

(1) All Multifamily Properties are 100% owned by CRLP with the exception of CV at Haverhill, which is 79.8% owned by CRLP. In the listing of Multifamily Property names, CG has been used as an abbreviation for Colonial Grand and CV as an abbreviation for Colonial Village.
(2) Year initially completed and, where applicable, year(s) in which additional phases were completed at the Property.
(3) Units (in this table only) refers to multifamily apartment units. Number of Units includes all apartment units occupied or available for occupancy at December 31, 1998.
(4) Percent of Total 1998 Property Revenue represents the Multifamily Property's proportionate share of all revenue from CRLP's 106 Properties.
(5) Represents weighted average rental rate per unit of the 49 Multifamily Properties at December 31, 1998.
(6) Represents revenues from the date of CRLP's acquisition/expansion of this Property in 1998 through December 31, 1998.
(7)       Expanded or newly developed property currently undergoing lease-up.

           The following table sets forth the total number of apartment units, percent leased and average base rental rate per apartment unit as of the end of each of the last five years for the Multifamily Properties:

                                             Average Base
                        Number   Percent      Rental Rate
Year-End               of Units Leased (2)      Per Unit
--------------------   ------   ----------    ----------
December 31, 1998      15,381       93.5%    $      642
December 31, 1997      13,759       93.8%    $      631
December 31, 1996      13,617       94.8%    $      579
December 31, 1995      11,239       95.7%    $      552
December 31, 1994      10,972       96.0%    $      531

(1) Units (in this table only) refers to multifamily apartment units owned at year end.
(2) Represents weighted average occupancy of the Multifamily Properties that had achieved stabilized occupancy at the end of the respective period.


Retail Properties

           The 40 Retail Properties owned by CRLP at December 31, 1998, contain a total of approximately 13.5 million square feet (including space owned by anchor tenants). Twelve of the Retail Properties are located in Alabama, twelve are located in Florida, seven are located in Georgia, five are located in North Carolina, one is located in South Carolina, one is located in Tennessee, and two Retail Properties are located in Virginia. The Retail Properties consist of 15 enclosed regional malls, two power centers, and 23 neighborhood shopping centers. Nine of the 40 Retail Properties were originally developed by CRLP, two were acquired in 1994, six were acquired in 1995, four were acquired in 1996, 16 were acquired in 1997, and three were acquired in 1998. All of the Retail Properties are managed by CRLP.

           The following table sets forth certain information relating to the Retail Properties as of and for the year ended December 31, 1998.

                                Retail Properties

                                                                                                         Average
                                                                                                          Base
                                                              Gross                                       Rent
                                                            Leasable                                      Per    Total Retail  % of
                                                  Year        Area        Number               Total     Leased   Property Total1998
 Retail                                         Completed    (Square        Of    Percent   Annualized   Square  Revenue for  Prop.
 Property (1)                       Location       (2)      Feet) (3)     Stores  Leased (3) Base Rent   Foot (4)   1998     Rev.(5)
------------------------------------------------------------------------------------------------------------------------------------
 Alabama:
 Colonial Mall Decatur              Decatur     1979/89       494,000        55    88.1%  $ 3,464,000 $ 17.48  $ 5,157,527      2.0%
                                                               81,000 (6)
 Brookwood Village                  Birmingham  1973/91       463,000        64    88.2%    3,827,000   13.99    6,303,392      2.5%
                                                              231,000 (6)
 Colonial Mall Gadsden              Gadsden     1974/91       492,000        57    96.6%    2,623,000   17.09    4,881,547      1.9%
 Colonial Mall Auburn/Opelika       Auburn      1973/84/89    399,000        54    89.8%    2,409,000   16.53    4,215,395      1.6%
 Colonial Promenade Montgomery      Montgomery  1990/97       274,000        39    97.8%    2,242,000   12.70    3,080,774      1.2%
                                                              174,000 (6)
 Colonial Shoppes McGehee           Montgomery  1986           55,000        14   100.0%      581,000   12.23      741,873      0.3%
                                                               50,000 (6)
 Colonial Shoppes Bellwood          Montgomery  1988           37,000        15    94.5%      462,000   11.43      538,858      0.2%
                                                               50,000 (6)
 Old Springville Shopping Center    Birmingham  1982           64,000         9    94.0%      170,000    7.75      537,756      0.2%
 Colonial Shoppes Inverness         Birmingham  1984           28,000         5   100.0%      400,000   12.58      509,360      0.2%
 Olde Town Shopping Village         Montgomery  1978/90        39,000        15    89.6%      324,000    9.37      395,500      0.2%
 Bel Air Mall                       Mobile      1966/90/97  1,434,000        92    87.8%    7,394,000   15.11       63,889 (7)  0.0%
 Parkway City Mall                  Huntsville  1975          414,000        44    86.0%    1,423,000   11.35       62,267 (7)  0.0%
------------------------------------------------------------------------------------------------------------------------------------
     Subtotal-Alabama (12 Properties)                       4,779,000       463    90.2%   25,319,000   14.39   26,488,138     10.3%
------------------------------------------------------------------------------------------------------------------------------------
 Florida:
 Colonial Promenade University Park Orlando     1986/89       399,000        41    96.2%    2,961,000   12.56    4,237,886      1.7%
 Colonial Promenade Tuskawilla      Orlando     1990          217,000        28   100.0%    1,084,000   10.27    1,847,793      0.7%
 Colonial Promenade Burnt Store     Punta Gorda 1990          199,000        21    91.6%    1,199,000   10.69    1,529,212      0.6%
 Colonial Promenade Winter Haven    Orlando     1986          197,000        26    92.0%    1,329,000    9.03    1,626,772      0.6%
 Northdale Court                    Tampa       1988          193,000        19    75.1%    1,107,000   10.38    1,941,326      0.8%
                                                               55,000 (6)
 Colonial Promenade Bear Lake       Orlando     1990          125,000        18    70.7%      627,000    8.18    1,737,043      0.7%
 Colonial Shoppes Paddock Park      Ocala       1988           87,000        20    91.6%      658,000   12.82      847,439      0.3%
 Colonial Promenade Bardmoor        St. Petersbu1981          158,000        25    74.0%    1,108,000   15.53    1,810,622      0.7%
 Colonial Promenade Hunter's Creek  Orlando     1993/95       222,000        24   100.0%    1,944,000   15.65    2,622,659      1.0%
 Colonial Promenade Wekiva          Orlando     1990          209,000        21    80.3%    1,824,000   17.82    2,459,186      1.0%
 Colonial Promenade Lakewood        Jacksonville1995          195,000        45    93.2%    1,078,000   12.56    2,391,810      0.9%
 Orlando Fashion Square             Orlando     1973/89/93    711,000       227    94.6%    9,722,000   16.49   10,212,704 (7)  4.0%
                                                              361,000 (6)
------------------------------------------------------------------------------------------------------------------------------------
     Subtotal-Florida (12 Properties)                       3,328,000       515    90.6%   24,641,000   13.76   33,264,452     13.0%
------------------------------------------------------------------------------------------------------------------------------------
 Georgia:
 Macon Mall                         Macon       1975/88/97    757,000       150    92.4%   10,047,000   23.95   17,000,938      6.6%
                                                              682,000 (6)
 Beechwood Center                   Athens      1963/92       336,000        41    98.5%    2,411,000   10.56    3,028,040      1.2%
 Britt David Shopping Center        Columbus    1990          110,000         9   100.0%      711,000   12.85      947,982      0.4%
 Lakeshore Mall                     Gainesville 1984-97       518,000        66    92.8%    3,375,000   17.44    5,636,174      2.2%
 Valdosta Mall                      Valdosta    1982-85       325,000        51    95.1%    2,884,000   16.99    5,625,802      2.2%
                                                               74,000 (6)
 Glynn Place Mall                   Brunswick   1986          285,000        47    84.0%    2,443,000   16.32    3,868,983      1.5%
                                                              226,000 (6)
 Shoppes at Mansell  (8)            Atlanta     1996/97             -         8    92.9%      366,000   18.78      190,369 (7)  0.1%
 Village at Roswell Summit          Atlanta     1988           25,000         9    80.4%      371,000   14.56      399,001      0.2%
------------------------------------------------------------------------------------------------------------------------------------
     Subtotal-Georgia (7 Properties)                        3,338,000       381    92.9%   22,608,000   18.69   36,697,289     14.4%
------------------------------------------------------------------------------------------------------------------------------------
 North Carolina:
 Holly Hill Mall                    Burlington  1969/86/94    422,000        51    95.7%    2,549,000   15.50    5,168,367      2.0%
 Mayberry Mall                      Mount Airy  1968/86       150,000        17    94.6%      713,000   10.64    1,040,238      0.4%
                                                               55,000 (6)
 Quaker Village                     Greensboro  1968/88/97    114,000        33   100.0%    1,078,000   12.38    1,480,977      0.6%
 Yadkin Town Center                 Yadkinville 1971/97        94,000        12   100.0%      636,000    7.71      726,603      0.3%
 Stanly Plaza                       Locust      1987/96        47,000         7   100.0%      250,000    7.33      303,020      0.1%
------------------------------------------------------------------------------------------------------------------------------------
     Subtotal-North Carolina (5 Properties)                   882,000       120    96.8%    5,226,000   12.59    8,719,205      3.4%
------------------------------------------------------------------------------------------------------------------------------------
 South Carolina:
 Briarcliffe Mall                   Myrtle Beach1986          488,000        64    94.5%    2,999,000   19.68    7,603,861      3.0%
------------------------------------------------------------------------------------------------------------------------------------
     Subtotal-South Carolina (1 Property)                     488,000        64    94.5%    2,999,000   19.68    7,603,861      3.0%
------------------------------------------------------------------------------------------------------------------------------------
 Tennessee:
 Rivermont Shopping Center          Chattanooga 1986/97        75,000         9    97.1%      210,000    6.72      491,315      0.2%
------------------------------------------------------------------------------------------------------------------------------------
     Subtotal-Tennessee (1 Property)                           75,000         9    97.1%      210,000    6.72      491,315      0.2%
------------------------------------------------------------------------------------------------------------------------------------
 Virginia:
 Staunton Mall                      Staunton    1969/86/97    422,000        46    93.5%    1,808,000    8.62    3,116,642     1.2%
 Abingdon Towne Centre              Abingdon    1987/96       166,000        19   100.0%    1,024,000   10.03    1,191,174     0.5%
------------------------------------------------------------------------------------------------------------------------------------
     Subtotal-Virginia (2 Properties)                         588,000        65    95.3%    2,832,000    8.92    4,307,816      1.7%
-----------------------------------------------------------===========---====================================================-======
     Total (40 Properties)                                 13,478,000     1,617    91.9% $ 83,835,000 $ 14.48 $ 117,572,076    46.0%
-----------------------------------------------------------===========---===========================================================

(footnotes on next page)




(1) All Retail Properties are 100% owned by CRLP, with the exception of Orlando Fashion Square and Parkway City mall, which are owned 50% by CRLP.
(2) Year initially completed and, where applicable, year(s) in which the Property was substantially renovated or an additional phase of the Property was completed.
(3) Total GLA includes space owned by anchor tenants, but Percent Leased excludes such space.
(4)   Includes specialty store space only.
(5) Percent of Total 1998 Property Revenue represents the Retail Property's proportionate share of all revenue from the 106 Properties.
(6)   Represents space owned by anchor tenants.
(7) Represents revenues from the date of CRLP's acquisitions of the Property in 1998 through December 31, 1998.
(8) This Property is located within the Mansell Business Park and is included in property total with the Mansell Business Park.


           The following table sets forth the total gross leasable area, percent leased and average base rent per leased square foot as of the end of each of the last five years for the Retail Properties:

                         Gross                     Average
                     Leasable Area    Percent   Base Rent Per
    Year-End          (Square Feet)   Leased    Leased Square Foot (2)
--------------------   ----------   ----------    ----------
December 31, 1998      11,105,000      91.9%     $    14.48
December 31, 1997       8,880,000      93.3%     $    14.38
December 31, 1996       4,856,000      93.8%     $    14.66
December 31, 1995       3,758,000      93.1%     $    13.23
December 31, 1994       2,467,000      95.8%     $    12.61



(1) Excludes 2,373,000 square feet of space owned by anchor tenants. (2) Average base rent per leased square foot is calculated using specialty store year-end base rent figures.

           The following table sets out a schedule of the lease expirations for leases in place as of December 31, 1998, for the Retail Properties:

                                            Net Rentable         Annualized        Percent of Total
        Year of          Number of            Area Of           Base Rent of       Annual Base Rent
         Lease         Tenants with        Expiring Leases        Expiring         Represented by
       Expiration      Expiring Leases      (Square Feet) (1)   Leases (1)(2)      Expiring Leases (1)
---------------------------------------------------------------------------------------------------

      1999                       242              632,000          7,196,000            8.0%
      2000                       276            1,352,000         11,308,000           12.5%
      2001                       198              689,000          8,054,000            8.9%
      2002                       216              745,000          9,587,000           10.6%
      2003                       154              639,000          6,874,000            7.6%
      2004                        91            1,065,000          6,135,000            6.8%
      2005                       102              316,000          6,120,000            6.8%
      2006                        93              689,000          7,590,000            8.4%
      2007                       115              706,000          8,407,000            9.3%
      2008                        65              611,000          5,325,000            5.9%
      Thereafter                  66            2,357,000         13,884,000           15.3%
                      ===============     ================     ==============     ===========
                               1,618            9,801,000       $ 90,480,000          100.0%
                      ===============     ================     ==============     ===========

(1) Excludes 2,373,000 square feet of space owned by anchor tenants and 1,304,000 square feet of space not leased as of December 31, 1998.
(2) Annualized base rent is calculated using base rents as of December 31, 1998.

Office Properties

           The 17 Office Properties owned by CRLP at December 31, 1998, contain a total of approximately 2.7 million rentable square feet. Fourteen of the Office Properties are located in Alabama (representing 67% of the office portfolio's net rentable square feet) , one is located in Atlanta, Georgia and two are located in Florida. The Office Properties range in size from approximately 30,000 square feet to 536,000 square feet. Four of the Office Properties were developed by Colonial, five of the Properties were acquired at various times between 1980 and 1990, four of the Properties were acquired in 1997, and four of the Properties were acquired in 1998. All of the Office Properties are managed by CRLP.

           The  following  table  sets  forth  certain  additional   information
relating to the Office Properties as of and for the year ended December 31, 1998.

                                Office Properties

                                                                                  Average
                                                                                   Base
                                                                                   Rent
                                              Rentable                             Per      Total Office  Percent of
                                    Year        Area                   Total      Leased    Property     Total 1998
 Office                            Completed   Square     Percent    Annualized   Square    Revenue for   Property
 Property (1)          Location      (2)        Feet      Leased     Base Rent    Foot2)     1998 (3)     Revenue (4)
--------------------  ----------  ---------  -----------  --------  -----------  --------  ----------    --------
 Alabama:
 Interstate Park       Montgomery 1982-85/89    227,000     92.5%  $ 2,816,000   $ 13.71 $ 3,104,381        1.1%
 Riverchase Center     Birmingham 1984-88       306,000     92.7%    2,727,000     10.05   3,150,860        1.1%
 International Park    Birmingham 1987/89        93,000    100.0%    2,588,000     14.24   1,432,125        0.6%
 Colonial Plaza        Birmingham 1982          168,000     34.0%    1,010,000     14.73   2,913,954        1.1%
 Progress Center       Huntsville 1983-91       225,000     91.0%    1,681,000      9.08   2,093,690        0.8%
 Lakeside Office Park  Huntsville 1989/90       121,000    100.0%    1,370,000     12.72   1,624,128        0.6%
 AmSouth Center        Huntsville 1990          157,000     94.2%    2,516,000     17.74   2,973,182        1.2%
 P&S Building          Gadsden    1946/76/91     40,000    100.0%      178,000      4.50     178,020        0.1%
 250 Commerce St       Montgomery 1904/81        35,000    100.0%      366,000     10.50     419,008        0.2%
 Anderson Block Bldg(5)Montgomery 1981/83        34,000     97.8%      334,000     10.39     121,413        0.0%
 Land Title Bldg.      Birmingham 1975           30,000    100.0%      393,000     13.19     148,880        0.1%
 Independence Plaza    Birmingham 1979          106,000     97.0%    1,294,000     13.07   1,460,438  (6)   0.6%
 Shades Brook Building Birmingham 1979           35,000     92.5%      151,000     13.82     225,724  (6)   0.1%
 Perimeter Corporate
 Park                  Huntsville 1986/89       233,000     99.7%    2,834,000     13.96   3,200,829  (6)   1.2%
                                             -----------  --------  -----------  --------  ----------    --------
     Subtotal-Alabama (14 Properties)         1,810,000     89.7%   20,258,000     12.58   23,046,632       8.8%
                                             -----------  --------  -----------  --------  ----------    --------
 Florida:
 Concourse Center      Tampa      1981/85       290,000     97.7%    2,580,000     14.95   2,344,572  (6)   0.9%
 University Park       Orlando    1985           71,000     99.4%      769,000     13.47     913,686        0.4%
                                             -----------  --------  -----------  --------  ----------    --------
     Subtotal-Florida (2 Properties)            361,000     98.0%    3,349,000     14.65   3,258,258        1.3%
                                             -----------  --------  -----------  --------  ----------    --------
 Georgia:
 Mansell Business Park Atlanta    1987/96/97    536,000     96.6%    7,277,000     20.53   8,104,019        3.2%
                                             -----------  --------  -----------  --------  ----------    --------
     Subtotal-Georgia (1 Property)              536,000     96.6%    7,277,000     20.53   8,104,019        3.2%
                                             ===========  ========  ===========  ========  ==========    ========
     TOTAL (17 Properties)                    2,707,000     92.2% $ 30,884,000   $ 14.58 $34,408,909       13.3%
                                             ===========  ========  ===========  ========  ==========    ========


(1) All Office Properties are 100% owned by CRLP with the exceptions of Anderson Block and Land Title Building, which are each 33.33% owned by CRLP.
(2) Year initially completed and, where applicable, most recent year in which the Property was substantially renovated or in which an additional phase of the Property was completed.
(3) Total 1998 Office Property revenue is CRLP's share (based on its percentage ownership of the property) of total Office Property revenue, unless otherwise noted.
(4) Percent of Total 1998 Property Revenue represents the Office Property's proportionate share of all revenue from CRLP's 106 Properties.
(5) CRLP has a leasehold interest in this Property.
(6) Represents revenues from the date of CRLP's acquisition of this Property in 1998 through December 31, 1998.


           The following table sets out a schedule of the lease expirations for leases in place as of December 31, 1998, for the Office Properties (including all lease expirations for partially-owned Properties).

                                    Net Rentable     Annualized         Percent of Total
       Year of       Number of      Area Of         Base Rent of        Annual Base Rent
       Lease       Tenants with   Expiring Leases     Expiring           Represented by
       Expiration  Expiring Leases(Square Feet) (1) Leases (1)(2)       Expiring Leases (1)
-----------------------------------------------------------------------------------------

      1999               84           455,000           5,900,000            19.1%
      2000              107           487,000           6,348,000            20.6%
      2001               62           332,000           3,638,000            11.8%
      2002               44           294,000           3,814,000            12.3%
      2003               43           347,000           4,867,000            15.8%
      2004               14           126,000           1,784,000             5.8%
      2005                5           148,000           2,131,000             6.9%
      2006                4           110,000           1,253,000             4.1%
      2007                2            39,000             636,000             2.1%
      2008                2            26,000             494,000             1.6%
      Thereafter          3             2,000              19,000             0.1%
                  ==========     =============     ===============     ============
                        370         2,366,000        $ 30,884,000           100.0%
                  ==========     =============     ===============     ============

(1)  Excludes  341,000  square feet of space not leased as of December 31, 1998.
(2) Annualized base rent is calculated using base rents as of December 31, 1998.

           The following sets forth the net rentable area, total percent leased and average base rent per leased square foot for each of the last five years for the Office Properties:


                                   Total       Average Base
                     Rentable Area Percent   Rent Per Leased
Year-end             (Square Feet) Leased    Square Foot (1)
-------------------------------------------------------------

December 31, 1998      2,707,000   92.2%   $   14.58
December 31, 1997      1,859,000   95.5%   $   12.18
December 31, 1996      1,009,000   97.4%   $   13.80
December 31, 1995      1,009,000   94.0%   $   13.52
December 31, 1994      1,009,000   95.0%   $   12.99

(1) Average base rent per leased square foot is calculated using base rents as of December 31 for each respective year.


Undeveloped Land

           CRLP owns five undeveloped  land parcels  consisting of approximately
144.7 acres (collectively, the "Land"). These parcels are adjacent to three of the Properties and are suitable for potential expansion at those Properties. The Land suitable for expansion is located adjacent to a Multifamily Property and two Retail Properties. Land adjacent to Multifamily Properties typically will be considered for potential development of another phase of an existing Multifamily Property if CRLP determines that the particular market can absorb additional apartment units. CRLP currently owns one such parcel. For expansions at Retail Properties, CRLP owns parcels both contiguous to the boundaries of Retail
Properties, which would accommodate expansion of the mall or shopping center, and outparcels which are suitable for restaurants, financial institutions or free standing retailers. CRLP owns three such parcels.




Property Markets

           The table below sets forth certain information with respect to the geographic concentration of the Properties as of December 31, 1998.

                     Geographic Concentration of Properties

                                                                                 Percent
                            Units                                     Total      Of Total
                      (Multifamily)     GLA           NRA        1998 Property  1998 Property
State                          (1)   (Retail) (2)   (Office)(3)     Revenue      Revenue
--------------------   ----------    ------------   -----------   ------------   --------

Alabama                     7,293       4,779,000     1,810,000   $ 95,640,770      37.4%
Florida                     5,014       3,328,000       361,000     75,030,332      29.5%
Georgia                     1,874       3,338,000       536,000     56,878,241      22.3%
Mississippi                   328             -0-           -0-      2,477,790       1.0%
North Carolina                -0-         882,000           -0-      8,719,205       3.4%
South Carolina                550         488,000           -0-     11,333,026       3.9%
Tennessee                     -0-          75,000           -0-        491,315       0.2%
Texas                         322             -0-           -0-      1,564,509       0.6%
Virginia                      -0-         588,000           -0-      4,307,816       1.7%
                       ----------    ------------   -----------   ------------   --------
Total                      15,381      13,478,000     2,707,000   $256,443,004     100.0%
                       ==========    ============   ===========   ============   ========

(1) Units (in this table only) refer to multifamily apartment units. (2) GLA refers to gross leaseable area of retail space. (3) NRA refers to net rentable area of office space.

            CRLP believes that the demographic and economic trends and conditions in the markets where the Properties are located indicate a potential for continued growth in property net operating income. The Properties are located in a variety of distinct submarkets within Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas and Virginia; however, Birmingham, Huntsville and Montgomery, Alabama, Orlando, Tampa and Sarasota/Bradenton, Florida, and Macon and Atlanta, Georgia, are CRLP's primary markets. CRLP believes that its markets in these nine states, which are characterized by stable and increasing population and employment growth, should continue to provide a steady demand for multifamily, retail, and office properties.

Mortgage Financing

           Certain of the Properties are subject to mortgage indebtedness. The Properties whose financial results are consolidated in the financial statements of CRLP are subject to existing mortgage indebtedness and other notes payable in an aggregate amount as of December 31, 1998, of approximately $909.3 million carrying a weighted average interest rate of 7.07% and a weighted average maturity of 6.6 years. The mortgage indebtedness on the Properties as of December 31, 1998, is set forth in the table below:

                         Mortgage Debt and Notes Payable

                                                                             Anticipated
                                                                             Annual Debt
                                                          Principal            Service                             Estimated
                                        Interest        Balance (as of        (1/1/99-           Maturity         Balance Due
 Property (1)                             Rate            12/31/98)           12/31/99)          Date (2)         on Maturity
------------------------------------   -----------     ----------------    ---------------     ------------     ----------------

 Multifamily Properties:
      CG at Carrollwood                    8.870%            6,230,000          $ 552,601         03/05/05          $ 6,230,000
      CG at Natchez Trace                  7.950%            6,830,143            574,150         09/01/35               47,813
      CG at Natchez Trace                  8.000%            4,066,699            339,941         02/01/37               29,071
      CV at Rocky Ridge                    5.900%            6,000,000            354,000         08/01/02 (5)        6,000,000
      CV at Rocky Ridge                    7.625%            1,245,000            190,137         08/01/02 (3)          841,667
      CG at Galleria Woods                 6.875%            7,101,608          7,345,726         06/15/99            7,035,235
      CG at Mountain Brook                 8.000%           11,929,545          1,141,187         01/10/00           11,742,632
      CV at Cahaba Heights                 8.060%            3,607,835            374,615         05/10/00            3,502,055
      CV at Inverness                      4.520%            9,900,000            447,480         06/15/26 (4)        9,685,749
      CV at Inverness Lakes                5.900%            4,000,000            236,000         08/01/02 (5)        4,000,000
      CV at Inverness Lakes                7.625%            1,583,333            206,257         08/01/02 (6)        1,234,167
      CG at Galleria                       4.440%           22,400,000            994,560         06/15/26 (4)       22,400,000
      CG at Research Park                  4.490%           12,775,000            573,598         06/15/26 (4)       12,775,000
      CV at White Bluff                    4.520%            4,500,000            203,400         07/01/26 (4)        4,500,000
      CV at Vernon Marsh                   4.570%            3,400,000            155,380         07/01/26 (4)        3,400,000
      CV at Hillwood                       5.900%            3,330,000            196,470         08/01/02 (5)        3,300,000
      CV at Hillwood                       7.625%            1,515,000            197,820         08/01/02 (6)        1,179,167

 Retail Properties:
      Colonial Promenade Hunter's Creek    8.800%           10,089,395          1,061,620         10/01/01            9,578,044
      Mayberry Mall                        9.220%            3,350,078            363,445         10/01/01            3,237,064
      Colonial Promenade Montgomery        9.250%           10,810,000            999,925         07/01/00           10,810,000
      Rivermont Shopping Center           10.125%            1,693,400            273,553         09/01/08               52,091
      Colonial Promenade University Park   8.870%           14,445,000          1,281,272         03/05/05           14,445,000
      Village at Roswell Summit            8.930%            1,628,831            170,306         09/01/05            1,401,860

 Office Properties:
      2100 International Park              8.650%            1,967,410          2,095,046         10/01/99            1,931,425
      1800 International Park              6.500%            1,793,554          1,880,990         10/01/99            1,793,554
      Interstate Park                      8.500%            4,208,107            642,311         08/01/03            2,648,144
      Riverchase Center                    7.880%            8,238,096            902,959         12/01/00            7,766,043
      Mansell Overlook 100                 8.250%           17,419,860          1,589,386         01/10/08           15,285,811
      Mansell One Story Bldg. 10           8.625%           13,876,373          1,331,115         06/01/00           13,682,324
      Perimeter Corporate Park             8.680%            5,536,731            609,507         12/01/03            4,858,772

 Other debt:
      Land Loan                            7.020%              642,641             45,113         09/30/00              649,897
      Line of Credit, incl. Comp. Bid      6.492% (7)      174,489,000         11,327,826         07/10/00 (8)      174,489,000
      Unsecured Senior Notes               7.500%           64,916,320          4,868,724         07/15/01           65,000,000
      Unsecured Senior Notes               8.050%           64,770,044          5,213,989         07/15/06           65,000,000
      Medium Term Notes                    7.050%           50,000,000          3,525,000         12/15/03           50,000,000
      Medium Term Notes                    7.160%           50,000,000          3,580,000         01/17/03           50,000,000
      Medium Term Notes                    6.960%           75,000,000          5,220,000         07/26/04           75,000,000
      Medium Term Notes                    6.960%           25,000,000          1,740,000         08/01/05           25,000,000
      Medium Term Notes                    6.980%           25,000,000          1,745,000         09/26/05           25,000,000
      Senior Notes                         7.000%          174,033,125         12,182,319         07/14/07          175,000,000
                                                       ================    ===============                      ================
 TOTAL                                                   $ 909,322,129       $ 76,732,725                         $ 890,531,585
                                                       ================    ===============                      ================

(footnotes presented on the next page)

----------------

(1) As noted in the table, certain Properties were developed in phases and separate mortgage indebtedness may encumber each of the various phases. In the listing of property names, CG has been used as an abbreviation for Colonial Grand and CV as an abbreviation for Colonial Village.
(2) All of the mortgages can be prepaid at any time, subject to prepayment penalties calculated typically on a percentage basis, except for the mortgages encumbering CV at Rocky Ridge, CV at Inverness Lakes, and CV at Hillwood, which are closed to prepayment for varying lengths of time.
(3) The maturity date noted represents the date on which credit enhancement expires for the tax-exempt municipal bonds put in place as part of the original financing for the Property. The stated maturity date for the loans is August 1, 2007.
(4) These loans are financed through tax-exempt bonds which are credit enhanced by Fannie Mae. The loans, which bear interest at a weekly variable interest rate, require monthly interest payments through June 2006 and principal and interest payments from July 2006 through June 2026. The weighted average interest rate of these three was 4.51% at December 31, 1998. On February 15, 1999, CRLP entered into an interest rate swap for these bonds at a rate of 3.23%
(5) The maturity date noted represents the date on which credit enhancement expires for the tax-exempt municipal bonds put in place as part of the original financing for the Property. The stated maturity date for the loans is August 1, 2022.
(6) The maturity date noted represents the date on which credit enhancement expires for the tax-exempt municipal bonds put in place as part of the original financing for the Property. The stated maturity date for the loans is August 1, 2010.
(7) This line of credit facility bears interest at a variable rate, based on LIBOR plus a spread that ranges from 80 to 135 basis points. At December 31, 1998, line of credit facility bore interest at a rate of 95 basis points above LIBOR. The facility also includes a competitive bid feature that allows CRLP to convert up to $125 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. At December 31, 1998, $65 million was outstanding under a competitive bid loan which bore interest at a weighted average rate of 6.29%.
(8) This credit facility has a term of two years beginning in July 1998 and provides for a two-year amortization in the event of non-renewal.

           In addition to the foregoing mortgage debt, the two Office Properties and one Retail Property in which CRLP owns partial interests (and which therefore are not consolidated in the financial statements of CRLP) also are subject to existing mortgage indebtedness. CRLP's pro-rata share of such indebtedness as of December 31, 1998, was $33,512,000 which carried a weighted average interest rate of 6.9%. The maturity dates of these loans range from May 31, 1999 to January 15, 2006 and as of December 31, 1998, the loans had a weighted average maturity of 6.6 years.

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

           No matters were submitted to CRLP's unit holders during the fourth quarter of 1998.

                                     PART II

Item 5.              Market for Registrant's  Common Equity and Related
                     Shareholder Matters.

          There is no established public trading market for the Units. As of March 10, 1999, there were 76 holders of record of Units.

           CRLP has made consecutive quarterly distributions since its formation in the third quarter of 1993. CRLP's ability to make distributions depends on a number of factors, including its net cash provided by operating activities, capital commitments and debt repayment schedules. Holders of Units are entitled to receive distributions when, as and if declared by the Board of Trustees of the Company, its general partner, out of any funds legally available for that purpose.

           The following table sets forth the distributions per Unit paid by CRLP during the periods noted:

             Calendar Period            Distribution
               --------------------------------------
               1998:
                  First Quarter......       $.55
                  Second Quarter.....       $.55
                  Third Quarter......       $.55
                  Fourth Quarter.....       $.55
               1997:
                  First Quarter......       $.52
                  Second Quarter.....       $.52
                  Third Quarter......       $.52
                  Fourth Quarter.....       $.52

Item 6.              Selected Financial Data.

           The following table sets forth selected financial and operating information on a historical basis for CRLP for each of the five years ended December 31, 1998.


Dollar amounts in thousands, except unit data        1998           1997          1996          1995          1994
---------------------------------------------------------------------------------------------------------------------
OPERATING DATA
Total revenue                                   $   257,367    $   184,126   $   134,881   $   111,437   $    63,958
Expenses:
     Depreciation and amortization                   48,647         33,278        23,533        20,615        13,060
     Other operating expenses                        87,972         63,581        46,819        42,282        24,011
Income from operations                              120,748         87,267        64,529        48,540        26,887
Interest expense                                     52,063         40,496        24,584        23,972        10,820
Other income (expense), net                             (62)         3,069         1,104           674           582
Income before extraordinary items                    68,623         49,840        41,049        25,242        16,650
Dividends to preferred unitholders                   10,938          1,671          --            --            --
Net income available to common unitholders           57,284         44,519        40,538        25,242        16,650
Per unit - basic and diluted:
     Net income                                        1.64           1.55          1.58          1.28          1.17
     Distributions                                     2.20           2.08          2.00          1.90          1.73
----------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Land, buildings, and equipment, net             $ 1,566,840    $ 1,268,430   $   801,798   $   624,514   $   555,577
Total assets                                      1,756,548      1,396,660       947,947       681,297       603,135
Total debt                                          909,322        702,044       506,435       354,100       344,234
----------------------------------------------------------------------------------------------------------------------
OTHER DATA
Total properties (at end of period)                     106             93            73            61            55
----------------------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

Colonial Realty Limited Partnership, a Delaware limited partnership is the operating partnership of Colonial Properties Trust, an Alabama real estate investment trust (the "Company") whose shares are listed on the New York Stock Exchange. The Company is engaged in the ownership, development, management, and leasing of multifamily communities, retail malls and shopping centers, and office buildings. The Company owns and operates properties in nine states in the Sunbelt region of the United States. As of December 31, 1998, CRLP's real estate portfolio consisted of 49 multifamily communities, 40 retail properties, and 17 office properties.

CRLP manages its business with three separate and distinct operating  divisions:
Multifamily, Retail, and Office. Each division has an Executive Vice President that oversees growth and operations and has a separate management team that is responsible for acquiring, developing, and leasing properties within each division. This structure allows CRLP to utilize specialized management personnel for each operating division. Constant communication among the Executive Vice Presidents and centralized functions of accounting, information technology, due diligence and administrative services provide CRLP with unique synergy allowing CRLP to take advantage of a variety of investment opportunities. Decisions for investments in acquisitions and developments and for dispositions are also centralized.

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

Results of Operations - 1998 vs. 1997

In 1998, CRLP experienced growth in revenues, operating expenses, and net income which primarily resulted from the acquisition and development of 40 properties and the expansion of 13 properties during 1998 and 1997. As a result of the acquisitions, developments, and expansions CRLP's net income before dividends to preferred unitholders increased by $22.0 million, or 47.7%, for 1998 when compared to 1997. On a per unit basis, net income was $1.64 for 1998, a 5.2% increase, compared to $1.55 for 1997.

Revenues - Total revenues increased by $73.2 million, or 39.8%, during 1998 when compared to 1997. Of this increase, $61.7 million relates to revenues generated by properties that were acquired or developed during 1998 and 1997, net of revenues of properties disposed of in 1997. The retail division accounted for the majority of the overall revenue increase, approximately $46.4 million, while the office and multifamily divisions accounted for $18.2 million and $9.0 million, respectively. The divisional revenue growth was primarily attributable to the acquisition, development, and expansion of 21 retail properties, 22 multifamily properties, and 10 office properties during 1998 and 1997. The remaining increase relates to increases in rental rates at existing properties and lease buyouts during 1998.

Operating Expenses - Total operating expenses increased by $39.8 million, or 41.1%, during 1998 when compared to 1997. The majority of this increase relates to additional property operating expenses of $20.3 million and additional depreciation of $13.4 million associated with properties that were acquired, developed, or expanded during 1998 and 1997, net of operating expenses of properties disposed of during 1997. Depreciation expense on existing properties increased by $1.5 million during 1998 when compared to 1997. Divisional property operating expenses increased by $14.8 million, $2.8 million, and $5.5 million for retail, multifamily, and office divisions, respectively, during 1998 when compared to 1997. The increase in divisional property operating expenses was primarily attributable to the acquisition, development, and expansion of 21 retail properties, 22 multifamily properties, and 10 office properties during 1998 and 1997. The remaining increase primarily relates to increases in operating expenses at existing properties, and overall increases in corporate overhead and personnel costs associated with CRLP's continued growth.

Other Income and Expenses - Interest expense increased by $14.7 million, or 39.3%, during 1998 when compared to 1997. The increase in interest expense is primarily attributable to the assumption of $5.7 million of debt, the issuance of $175 million in Senior Unsecured Notes, and the net increased usage of CRLP's Line of Credit in conjunction with the financing of acquisitions and developments.

Results of Operations - 1997 vs. 1996

In 1997, CRLP experienced growth in revenues, operating expenses, and net income which resulted from the acquisition and development of 38 properties and the expansion of 7 properties during 1997 and 1996. As a result of the acquisitions and developments, CRLP's net income before dividends to preferred unitholders increased by $5.0 million, or 18.0%, for 1997 when compared to 1996. On a per unit basis, net income was $1.55 for 1997, a 1.9% decrease, compared to $1.58 for 1996. The decrease in net income available to common shareholders, on a per share basis, is directly attributable to the extraordinary loss from early extinguishment of debt and the dividends paid to the preferred shareholders in 1997.

Revenues - Total revenues increased by $49.2 million, or 36.5%, during 1997 when compared to 1996. Of this increase, $43.4 million relates to revenues generated by properties that were acquired or developed during 1997 and 1996. The remaining increase primarily relates to increases in rental rates at existing properties. The retail division accounted for the majority of the overall revenue increase, approximately $25.4 million, while the multifamily and office divisions accounted for $14.6 million and $8.9 million, respectively. The divisional revenue growth was primarily attributable to the acquisition, development, and expansion of 20 retail properties, 19 multifamily properties, and 6 office properties during 1997 and 1996.

Operating Expenses - Total operating expenses increased by $26.5 million, or 37.7%, during 1997 when compared to 1996. The majority of this increase relates to additional property operating expenses of $13.3 million and additional depreciation of $8.2 million associated with properties that were acquired or developed during 1997 and 1996. Depreciation expense on existing properties increased by $1.8 million during 1997 when compared to 1996. Divisional property operating expenses increased by $7.4 million, $2.1 million, and $4.9 million for retail, multifamily, and office divisions, respectively, during 1997 when compared to 1996. The increase in divisional property operating expenses was primarily attributable to the acquisition, development, and expansion of 20 retail properties, 19 multifamily properties, and 6 office properties during 1997 and 1996. The remaining change primarily relates to the resolution of prior year reserves for certain tax contingencies, increases in operating expenses at existing properties, and overall increases in corporate overhead and personnel costs associated with CRLP's continued growth.

Other Income and Expenses - Interest expense increased by $15.9 million, or 64.7%, during 1997 when compared to 1996. The increase in interest expense is primarily attributable to the assumption of $75 million of debt, the issuance of $175 million in Medium-Term Notes, and the increased usage of CRLP's Line of Credit in conjunction with the financing of acquisitions and developments.

LIQUIDITY AND CAPITAL RESOURCES

During 1998, CRLP invested $358.1 million, net of disposition, in the acquisition and development of properties. This acquisition and development activity increased CRLP's multifamily, retail, and office property holdings. CRLP financed the growth through proceeds from public offerings of equity and debt totaling $315 million during 1998, advances on its bank line of credit, the issuance of limited partnership units in CRLP, the proceeds from joint ventures, and cash from operations. CRLP also used these sources of funds to repay $29.5 million on five mortgage loans.

Acquisition and Development Activities

Multifamily Properties - During 1998, CRLP added 1,026 apartment units through the acquisition of four multifamily communities at an aggregate cost of $48.2 million. CRLP also completed development of 596 apartment units in seven multifamily communities during 1998 and acquired land on which it intends to develop additional multifamily communities during 1999. The aggregate investment in the multifamily developments during 1998 was $90.4 million.

As of December 31, 1998, CRLP has 2,426 apartment units in 12 multifamily communities under development or expansion. Management anticipates that the 12 multifamily projects will be completed during 1999 through 2001. Management estimates that it will invest an additional $115 million to complete these multifamily communities.

Retail Properties - During 1998, CRLP added 2.9 million square feet of retail shopping space (including 1.5 million square feet in two joint ventures) through the acquisition of a community shopping center, an enclosed mall and investment in two joint ventures at a net cost of $117.5 million. In addition, CRLP began the development of a community shopping center in Birmingham, Alabama. The aggregate investment in the retail development during 1998 was $8.8 million. Management anticipates that it will invest an additional $25.7 million to complete the retail development.

Office Properties - During 1998, CRLP increased its office portfolio by 827,000 square feet with the acquisition of five office properties at an aggregate cost of $87.9 million. In addition, CRLP began development on two office properties. The aggregate investment in the office developments during 1998 was $5.3 million. Management estimates that it will invest an additional $24.3 million to complete these properties.

Joint Ventures

During the fourth quarter of 1998, CRLP entered into two joint ventures. On December 9, 1998, CRLP and CBL & Associates Properties, Inc. formed a joint venture to acquire Parkway City Mall in Huntsville, Alabama for $11.4 million. In addition to the purchase of the property, the joint venture will redevelop the mall, with all related costs being shared equally by both venture partners. At December 31, 1998, CRLP had invested approximately $5.7 million in the joint venture and had an ending net investment balance of $5.9 million. On December 29, 1998, CRLP and Prudential Real Estate Investors, through its Property Investment Separate Account Fund (Prudential), entered into a joint venture to own Orlando Fashion Square. In connection with the formation of the joint venture, Prudential acquired a 50% interest in Orlando Fashion Square from CRLP for $52 million which approximated both book value and fair value of the recently acquired property. Subsequent to formation, the joint venture leveraged the property with a $65 million nonrecourse note and the proceeds from the issuance of the note were distributed equally to the joint venture partners. CRLP's investment in the joint venture at December 31, 1998 was $20.2 million. CRLP used the proceeds from the Prudential joint venture to fund acquisition and development activities. Both joint ventures have been accounted for using the equity method.

Financing Activities

CRLP funded a large portion of its acquisitions and developments through the issuance of debt securities and through cash contributions from the Company through the issuance of its common and preferred shares. During 1998, the Company and CRLP completed the following equity and debt transactions:

                             Common Share Offerings
                                                        (in thousands)
                                              --------------------------------
                       Number of    Price Per     Gross    Offering        Net
Date ...............              Common Share Proceeds     Costs      Proceeds
--------------------   ---------   -------   ---------   ---------    ---------
February ...........     375,540   $    30.00 $  11,266   $     627   $  10,639
March ..............     806,452   $    31.00 $  25,000   $   1,389   $  23,611
March ..............     381,046   $    31.00 $  11,182   $     656   $  11,156
April ..............   3,046,400   $    30.12 $  91,773   $   4,973   $  86,800


                                  Debt Offering
                                                         Gross
                       Type of                          Proceeds
Date                    Note       Maturity    Rate  (in thousands)
--------------        --------   ----------   ----    ------------
July                   Senior     July, 2007   7.00%    $ 175,000


On July 10, 1998, CRLP increased the borrowing capacity under its unsecured line of credit from $200 million to $250 million. The credit facility, which is used by CRLP primarily to finance additional property investments, bears interest at a rate ranging between 80 and 135 basis points above LIBOR and is renewable in July 2000. The line of credit agreement includes a competitive bid feature that will allow CRLP to convert up to $125 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. As of December 31, 1998, the balance outstanding on CRLP's line of credit was $174.5 million.

At December 31, 1998, CRLP's total outstanding debt balance was $909.3 million. The outstanding balance includes fixed-rate debt of $681.2 million, or 74.9%, and floating-rate debt of $228.1 million, or 25.1%. CRLP has obtained interest rate protection for $50.0 million of the floating-rate debt. The cap agreement limits the debt to an interest rate of 8.00% through May 2, 2000. CRLP's total market capitalization as of December 31, 1998 was $2.0 billion and its ratio of debt to total market capitalization was 45.1%. Certain loan agreements of CRLP contain restrictive covenants which, among other things, require maintenance of various financial ratios. At December 31, 1998, CRLP was in compliance with these covenants.

CRLP has only limited involvement with derivative financial instruments and does not use them for trading purposes. Interest rate cap agreements and interest rate swaps are used to reduce the potential impact of increases in interest rates on variable-rate debt. Treasury lock agreements are used by CRLP to lock in interest rates in connection with public debt offerings. CRLP has entered into an interest rate cap agreement which limits debt of $50 million to an interest rate of 8.00% through May 2, 2000. Subsequent to year-end, CRLP entered into two interest rate swap agreements. On January 4, 1999, CRLP entered into an interest rate swap for $50 million of its line of credit at 4.97% plus 80 to 135 basis points and on January 15, 1999, CRLP entered into an interest rate swap for $52 million of tax exempt bonds at a rate of 3.23%. Both of these interest rate swap agreements have one-year terms and any payments made or received under the agreements are recognized as adjustments to interest expense as incurred. CRLP is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate cap and nonderivative financial assets but has no off-balance-sheet credit risk of accounting loss. CRLP anticipates, however, that counterparties will be able to fully satisfy their obligations under the contracts. CRLP does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties.

OUTLOOK

Management intends to maintain CRLP's strength through continued diversification, while pursuing acquisitions and developments that meet the Company's criteria for property quality, market strength, and investment return. Management will continue to use its line of credit to provide short-term financing for acquisition and development activities and plans to continue to replace significant borrowings under the bank line of credit with funds generated from the sale of additional equity securities and permanent financing, as market conditions permit. Management believes that these potential sources of funds, along with the possibility of issuing limited partnership units of CRLP in exchange for properties, will provide CRLP with the means to finance additional acquisitions and development.

In addition to the issuance of equity and debt, management is investigating alternate financing methods and sources to raise future capital. Private placements, joint ventures, and non-traditional equity and debt offerings are some of the alternatives CRLP is contemplating. The Company continues to work diligently to improve its credit rating, in order to reduce its cost of raising future capital. Management anticipates that its net cash provided by operations and its existing cash balances will provide the necessary funds on a short- and long-term basis to cover its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, and dividends to shareholders in accordance with Internal Revenue Code requirements applicable to real estate investment trusts.

YEAR 2000 ISSUE

Overview of Y2K Problem

The Year 2000 or "Y2K" problem refers to the inability of many existing computer programs having time-sensitive software to recognize a date using "00" as the year 2000. Instead, the computer programs interpret such data as the year 1900. This failure to accurately recognize the year 2000 and other key dates could result in a variety of problems ranging from data miscalculations to the failure of entire systems. In an attempt to eliminate or minimize this potential risk, CRLP has initiated an effort to identify, understand, and address the myriad of issues associated with the Y2K problem. CRLP has identified two main areas where potential Y2K problems exist: (a) Property Management Systems and; (b) Information Systems.

Phase One - Assessing CRLP's Y2K Readiness

As a result of potential risks posed by Y2K problems on CRLP's operations, in the early months of 1998, CRLP formed a Year 2000 Committee to oversee, manage, and implement a Year 2000 Compliance Program (the "Program"). The Committee is comprised of representatives from senior management and various departments and advisors at the home and regional offices, including the telecommunications, information systems, and office services departments. Because of the wide-ranging implications of the Y2K problem, management decided to carry out the Program in multiple phases over the remainder of 1998 and 1999. Many of the phases of the Program are being carried out simultaneously.

The initial step in assessing CRLP's Y2K readiness consisted of identifying systems that are date sensitive and, accordingly, could pose potential Y2K problems. The process included an examination of information technology and non-information technology systems at CRLP's home and regional offices and at CRLP's properties. The initial step of identifying systems has been completed by CRLP's information services department and building services department through a combination of physical inspections and informational interviews with Company employees.

Having identified systems that could have a potential Y2K problem, CRLP is attempting to determine which of the systems actually have a Y2K problem. Much of the required information is within the exclusive control of CRLP's vendors and manufacturers, who are being contacted through standard form letters and telephone calls requesting such information. In the case of property management systems, a database was compiled for the types of equipment, names of manufacturers and model numbers. The following is a summary of the Phase One results obtained to date.

Property Management Systems

CRLP has identified six categories of property management systems in which it has the most exposure to potential Y2K problems. These categories include:

o Building automation (e.g., energy management, HVAC) o Security card access o Fire and life safety o Elevator o Garage revenue control o Office equipment

In April 1998, CRLP began gathering data from vendors to catalog the equipment in all of its buildings. To date, approximately 75% of the information requested has been received. CRLP does not expect to receive 100% of the information requested due to a number of nonresponsive vendors or unavailable information.

All of the responses have confirmed that their systems would not be affected in an adverse way due to the Y2K date change. The Y2K steering committee is in the process of evaluating if any of these property management systems are mission critical in nature and would have a negative impact on CRLP's ability to conduct business if a failure occurs. At this time CRLP does not believe these systems are mission critical. Regardless, efforts continue to obtain additional evidence from vendors concerning these systems such as processes followed, test scripts, and actual findings. Once received, CRLP will further evaluate these systems and will determine if it will be necessary to confirm the information received from the vendors. Due to the positive responses received CRLP does not feel that this will be necessary.

Information Systems

Information systems fall into four general categories: Accounting and property management; network operating systems; desktop software; and secondary systems.

Accounting and Property Management - The general ledger and property management software systems are not currently compliant. However, new versions have been written and are stated to be Y2K compliant by the supplying vendor. CRLP is currently in the process of testing the new versions and the expected schedule for confirming compliance is as follows:

o System testing - First Quarter 1999 o Test software upgrades - First and Second Quarter 1999 o Begin installation of upgrades - Second Quarter 1999 o Full Y2K Compliance - Second and Third Quarter 1999

New versions of the general ledger software system were written and delivered to CRLP during the first quarter of 1999. CRLP found the new versions would not run in the current environment. The vendor continues to develop the software systems and has represented to CRLP that it expects to deliver Y2K compliant systems during the early part of the third quarter. Upon receipt, CRLP will test the systems and the software upgrades and, assuming that the systems and upgrades are operational, will install the systems in the third and fourth quarters with a goal of becoming fully compliant during the early part of the fourth quarter. While the vendor is revising the systems, CRLP intends to pursue test alternative software systems offered by other vendors. If CRLP finds an acceptable alternative software system that is Y2K compliant, it may implement that system instead of the system being revised by CRLP's current vendor. If CRLP were to implement an alternative system, CRLP may be able to achieve full Y2K compliance as early as the third quarter.

Network Operating Systems - Management believes that the network operating servers are currently Y2K compliant subject to certain possible exceptions. Microsoft Corporation recently announced that Windows NT 4.0, which CRLP uses, is not Y2K compliant with service pak level III. However, Microsoft has stated that service pak level IV will need to be loaded to become completely Y2K compliant. Upgrades of Company network operating systems are expected to be installed in the first and second quarters of 1999, bringing the network operating servers into full compliance. Management believes that testing of this new software will not be necessary, as it has already been proven in the industry to be Y2K compliant.

Desktop Software - Management has reviewed all desktop systems and software applications, identified those that are not in compliance and compiled a list of necessary upgrades. Those upgrades have been completed for 95% of the current systems and are now Y2K compliant. The remaining upgrades for 5% of the systems are anticipated to be completed by the end of the first quarter. As part of the continuing efforts to be Y2K compliant, every new system is tested upon installation.

The status of desktop compliance is as follows:

o Systems (hardware and software) testing - Complete
o Installation of updated software that also provides Y2K compliance - November 1998 o Complete installation/full compliance - First Quarter 1999

Secondary Information Systems - "Secondary" information systems include, but are not limited to: payroll; fixed-asset system; and forecasting modeling software, which provide projections on property returns and other items. Letters have been received confirming Y2K compliance from the vendors of CRLP's secondary systems. The number of computers related to these secondary systems are nominal and testing is expected to be completed by the end of the second quarter of 1999.

Telecommunications Systems - In general, management believes that the internal telephone systems are not date sensitive and should not be materially affected by Y2K problems. A letter has been received from the telephone system vendor confirming Y2K readiness of the voice mail system, telephone system and telephone hardware. Testing will be completed by the end of the second quarter of 1999.


Phase Two - Determining the Cost of Achieving Y2K Readiness and Implementing the Y2K Action Plan

During the last two years, costs for new technology to ensure Y2K readiness, including computers, telephone systems, and software, has been approximately $1 million and an additional $400,000 is estimated to be spent on property management software upgrades and testing from a third-party consultant on current secondary systems. However, the costs of the project and the completion date are based on management's best estimates, which are based on numerous assumptions of future events.

Phase Three - Assessing the Risks to CRLP  of Noncompliance

Management does not believe that the impact of Y2K will have a material adverse effect on CRLP's financial condition, results of operations and cash flows. Such belief is based on management's analysis of the risks to CRLP related to CRLP's own potential Y2K problems discussed above and the assessment of the Y2K problems of vendors, suppliers, and customers.

Property Management Systems - Management believes that the Y2K risks to CRLP's financial condition and operations associated with a failure of building management systems is immaterial due to the fact that each of CRLP's properties have, for the most part, separate building management systems. In addition, based upon the investigation results received to date, management believes there is sufficient time to correct those system problems within CRLP's control before the Year 2000.

In the event a failure of essential property management systems occurs at one or more of CRLP's buildings, whether due to a failure of a Company system or an interruption of utilities, management believes that the individual tenant leases will protect CRLP from claims of constructive eviction or other remedies that could result in a termination of lease rights. It is also management's belief that most of the leases eliminate, limit or qualify the rights of a tenant to receive an abatement under such circumstances. Although there is always a risk of claims being brought on a noncontractual basis (e.g., in tort), it is management's belief that CRLP's efforts to identify and solve Y2K problems will minimize such risk. CRLP has also attempted to allocate the risk of noncompliance to the vendors and manufacturers of the property management and information systems by establishing standard riders and addenda to be attached to new contracts for systems using time sensitive data.

Information Systems - Because CRLP's major source of income is rental payments under long-term leases, the failure of key information systems is not expected to have a material adverse effect on CRLP's financial condition, results of operations, or cash flows for its existing properties. Even if problems with the information systems are experienced, the payment of rent under leases would not be excused. However, the ability of CRLP to produce complete and accurate financial information in a timely fashion could be impaired. This situation would affect CRLP's anticipated development projects or acquisitions of new properties. Management expects to correct any information system problems within CRLP's control before the Year 2000, thereby minimizing or avoiding the increased cost of correcting problems after the fact.

Our Vendors - The success of CRLP's business is not closely tied to the operations of any one manufacturer, vendor or supplier. Accordingly, if any manufacturers, vendors or suppliers cease to conduct business due to Y2K related problems, management expects to be able to contract with alternate providers without experiencing any material adverse effect on CRLP's financial condition, results of operations, or cash flows.

Our Customers - Because of a broad customer/tenant base, CRLP's success is not closely tied to the success of any particular tenant. Accordingly, management believes that there should not be a material adverse effect on CRLP's financial condition, results of operations, or cash flows if any tenant ceases to conduct business due to Y2K related problems. CRLP has requested that major tenants provide periodic updates as to their Y2K readiness.

Phase Four - Developing Contingency Plans

CRLP currently does not have contingency plans in place; however, management expects to develop and implement contingency plans by the end of the second quarter of 1999. CRLP's contingency plans will be structured to address both restoration of systems and their components and overall business operating risk. These plans are intended to mitigate both internal risks, as well as potential risks in the supply chain of CRLP's suppliers and customers.

RECENTLY ISSUED ACCOUNTING STANDARD

Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. Under SFAS 133, CRLP will be required to account for derivative financial instruments, if any, at their fair market value, and make certain required disclosures. CRLP is required to adopt SFAS 133 for periods beginning January 1, 2000.

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


Item 8.              Financial Statements and Supplementary Data.

           The following are filed as a part of this report:

           Report of Independent Accountants

           Financial Statements:

           Consolidated Balance Sheets as of December 31, 1998 and 1997

           Consolidated Statements of Income for the years ended December 31, 1998, 1997, and 1996

           Consolidated Statements of Partner's Capital for the years ended December 31, 1998, 1997, and 1996

           Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996

           Notes to Consolidated Financial Statements

Report of Independent Accountants

To the Partners
of Colonial Realty Limited Partnership

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Colonial Realty Limited Partnership at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers L.L.P.
PricewaterhouseCoopers L.L.P.

Birmingham, Alabama
January 13, 1999, except for Note 13, as to which the date is February 10, 1999

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)

December 31, 1998 and 1997
--------------------------------------------------------------------------------
                                                              1998          1997
--------------------------------------------------------------------------------
ASSETS
Land, buildings, & equipment, net                      $ 1,566,840   $ 1,268,430
Undeveloped land and construction in progress              128,336        98,555
Cash and equivalents                                         4,582         4,534
Restricted cash                                              2,897         2,665
Accounts receivable, net                                     9,151         7,174
Prepaid expenses                                             3,116         3,038
Notes receivable                                               696           575
Deferred debt and lease costs                                9,644         7,031
Investment in partnerships                                  26,079          (28)
Other assets                                                 5,207         4,686
--------------------------------------------------------------------------------
                                                       $ 1,756,548   $ 1,396,660
--------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Notes and mortgages payable                            $   909,322   $   702,044
Accounts payable                                             8,150        11,913
Accounts payable to affiliates                               4,670         2,320
Accrued interest                                            12,051         6,526
Accrued expenses                                             3,559         2,700
Tenant deposits                                              4,272         3,715
Unearned rent                                                2,800         2,253
--------------------------------------------------------------------------------
     Total liabilities                                     944,824       731,471
--------------------------------------------------------------------------------
Redeemable units, at redemption value                      282,597       299,492
--------------------------------------------------------------------------------
Partners' capital excluding redeemable units               529,127       365,697
--------------------------------------------------------------------------------
                                                       $ 1,756,548   $ 1,396,660
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)

For the Years Ended December 31, 1998, 1997, 1996
-------------------------------------------------------------------------------------------------
                                                                   1998         1997         1996
-------------------------------------------------------------------------------------------------
Revenue:
    Base rent                                                 $ 206,234    $ 154,063    $ 115,174
    Base rent from affiliates                                     1,027          879          758
    Percentage rent                                               4,002        2,161        1,841
    Tenant recoveries                                            31,573       17,349       10,717
    Other                                                        14,531        9,674        6,391
-------------------------------------------------------------------------------------------------
       Total revenue                                            257,367      184,126      134,881
-------------------------------------------------------------------------------------------------
Property operating expenses:
    General operating expenses                                   20,590       12,603        9,530
    Salaries and benefits                                        12,600       10,283        8,606
    Repairs and maintenance                                      24,795       18,669       13,073
    Taxes, licenses, and insurance                               22,312       15,578       11,538
General and administrative                                        7,675        6,448        4,071
Depreciation                                                     46,841       31,956       22,025
Amortization                                                      1,806        1,322        1,509
-------------------------------------------------------------------------------------------------
       Total operating expenses                                 136,619       96,859       70,352
-------------------------------------------------------------------------------------------------
       Income from operations                                   120,748       87,267       64,529
-------------------------------------------------------------------------------------------------
Other income (expense):
    Interest expense                                            (52,063)     (40,496)     (24,584)
    Income (loss) from partially owned entities                     (43)         502          635
    Gains (losses) from sales of property                           (19)       2,567          469
-------------------------------------------------------------------------------------------------
       Total other expense                                      (52,125)     (37,427)     (23,480)
-------------------------------------------------------------------------------------------------
       Income before extraordinary items                         68,623       49,840       41,049
Extraordinary loss from early extinguishment of debt               (401)      (3,650)        (511)
-------------------------------------------------------------------------------------------------
       Net income                                                68,222       46,190       40,538
Dividends to preferred unitholders                              (10,938)      (1,671)         -0-
-------------------------------------------------------------------------------------------------
       Net income available to common unitholders                57,284       44,519       40,538
-------------------------------------------------------------------------------------------------

Basic and Diluted net income per unit:
-------------------------------------------------------------------------------------------------
       Income before extraordinary item                       $    1.65    $    1.64    $    1.60
       Extraordinary loss from early extinguishment of debt       (0.01)       (0.09)       (0.02)
-------------------------------------------------------------------------------------------------
       Net income per common unit                             $    1.64    $    1.55    $    1.58
-------------------------------------------------------------------------------------------------
Weighted average common units outstanding                        34,944       28,719       25,703
-------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statments.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(Amounts in Thousands)

For the Years Ended December 31, 1998, 1997, 1996
--------------------------------------------------------------
                                                        Total
                                                      Partners'
                                                       Capital
--------------------------------------------------------------
Balance, December 31, 1995                           $ 102,999

     Cash Contributions                                106,847
     Distributions                                     (51,819)
     Net income                                         40,538
     Issuance of limited partnership units               7,027
     Allocations to redeemable units                   (48,502)
--------------------------------------------------------------
Balance, December 31, 1996                             157,090

     Cash Contributions                                221,873
     Distributions                                     (59,471)
     Net income                                         44,519
     Issuance of limited partnership units              45,079
     Allocations to redeemable units                   (43,393)
--------------------------------------------------------------
Balance, December 31, 1997                             365,697

     Cash Contributions                                142,243
     Distributions                                     (76,545)
     Net income                                         57,284
     Earnings in minority interest property                153
     Issuance of limited partnership units              23,400
     Allocations to redeemable units                    16,895
--------------------------------------------------------------
Balance, December 31, 1998                             529,127
--------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

For the Years Ended December 31, 1998, 1997, 1996
------------------------------------------------------------------------------
                                                1998         1997         1996
------------------------------------------------------------------------------
Cash flows from operating activities:
     Net  income                           $  57,284    $  44,519    $  40,538
     Adjustments  to  reconcile  net
     income to net cash  provided  by
     operating activities:
        Depreciation and amortization         48,647       33,278       23,533
        Income from partnerships                (110)        (502)        (635)
        Gains from sales of property              19       (2,567)         468
        Other, net                               336        4,204           90
        Decrease (increase) in:
           Restricted cash                      (232)        (215)        (371)
           Accounts receivable                (4,287)      (2,620)      (3,246)
           Prepaid expenses                      (75)         879         (248)
           Other assets                          729          424       (1,187)
        Increase (decrease) in:
           Accounts payable                   (1,413)      (3,191)          10
           Accrued interest                    5,525        1,061        3,570
           Accrued expenses and other         (2,967)      (5,421)         404
------------------------------------------------------------------------------
           Net cash provided by
           operating activities              103,456       69,849       62,926
------------------------------------------------------------------------------
Cash flows from investing activities:
     Acquisition of properties              (312,585)    (301,931)    (125,926)
     Development expenditures                (62,075)     (37,589)     (22,168)
     Development expenditures paid to
     an affiliate                            (40,347)     (46,481)     (70,414)
     Tenant improvements                      (4,140)      (2,792)      (1,029)
     Capital expenditures                    (24,982)     (12,325)      (6,825)
     Proceeds from sales of property,
     net of selling costs                     52,238       54,092        1,254
     Distributions from partnerships          32,314          719          984
     Capital contributions to partnerships    (5,850)        (320)         (14)
------------------------------------------------------------------------------
           Net cash used in investing
           activities                       (365,427)    (346,627)    (224,138)
------------------------------------------------------------------------------
Cash flows from financing activities:
     Principal reductions of debt            (31,725)    (122,880)     (45,798)
     Proceeds from additional borrowings     173,976      175,246      179,540
     Net change in revolving credit balance   57,403       68,271      (21,877)
     Cash contributions                      142,243      221,873      106,847
     Cash distributions                      (76,545)     (59,471)     (51,819)
     Payment of mortgage financing cost       (3,734)      (1,417)      (3,416)
     Other, net                                  401       (3,650)        (510)
------------------------------------------------------------------------------
           Net cash provided by financing
           activities                        262,019      277,972      162,967
------------------------------------------------------------------------------
           Increase in cash and equivalents       48        1,194        1,755
Cash and equivalents, beginning of period      4,534        3,340        1,585
------------------------------------------------------------------------------
Cash and equivalents, end of period        $   4,582    $   4,534    $   3,340
------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
     Cash paid during the year for interest$  46,538    $  39,435    $  20,077
------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

1. Organization and Basis of Presentation


          Organization - Colonial Realty Limited Partnership (the "Operating Partnership"or "CRLP"), a Delaware limited partnership, was formed on August 6, 1993, to succeed as owner of substantially all of the predecessor interest of Colonial Properties, Inc. (CPI), Equity Partners Joint Venture, and Colonial Properties Management Association, and certain real estate interest of Thomas H. Lowder, Robert E. Lowder, James K. Lowder, Catherine K. Lowder, and the Bellwood Trust (collectively referred to as the Colonial Group for purposes of these financial statements). CRLP is the operating partnership of Colonial Properties Trust, an Alabama real estate investment trust (the "Company") whose shares are listed on the New York Stock Exchange ("NYSE"). CRLP is engaged in the ownership, development, management, and leasing of multifamily housing communities, retail malls and centers, and office buildings. Certain parcels of land are also included.

         Federal Income Tax Status -No provision for income taxes is provided since all taxable income or loss or tax credits are passed through to the partners. The Company, which is considered a corporation for federal income tax purposes, qualifies as a real estate investment trust ("REIT") for federal income tax purposes and generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates.

         Principles of Consolidation - The consolidated financial statements include the Operating Partnership and Colonial Properties Services Limited Partnership (in which CRLP holds 99% general and limited partner interests).

         Investments in Partially Owned Entities - Partnerships and corporations in which CRLP owns a 50% or less interest and does not control are reflected in the consolidated financial statements as investments accounted for under the equity method. Under this method the investment is carried at cost plus or minus equity in undistributed earnings or losses since the date of acquisition.


2. Summary of Significant Accounting Policies

         Land, Buildings, and Equipment - Land, buildings, and equipment is stated at the lower of cost, less accumulated depreciation, or net realizable value. Where an impairment of a property's value is determined to be other than temporary, an allowance for the estimated potential loss is established to record the property at its net realizable value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from seven to 40 years. Repairs and maintenance are charged to expense as incurred. Replacements and improvements are capitalized and depreciated over the estimated remaining useful lives of the assets. When items of land, buildings, or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

         Undeveloped Land and Construction in Progress - Undeveloped land and construction in progress is stated at the lower of cost or net realizable value. CRLP capitalizes all costs associated with land development including construction period interest and property taxes.

         Capitalization of Interest - CRLP capitalizes interest during periods in which property is undergoing development activities necessary to prepare the asset for its intended use.

         Cash  and  Equivalents  -  CRLP  includes   highly  liquid   marketable
securities and debt instruments purchased with a maturity of three months or less in cash equivalents.

         Restricted Cash - Cash which is legally restricted as to use consists primarily of tenant deposits.

         Deferred Debt and Lease Costs - Amortization of debt costs is recorded using the straight-line method, which approximates the effective interest method, over the terms of the related debt. Leasing commissions and fees are amortized using the straight-line method over the terms of the related leases.

         Derivatives - CRLP has only limited involvement with derivative financial instruments and does not use them for trading purposes. Interest rate cap agreements and interest rate swaps are used to reduce the potential impact of increases in interest rates on variable-rate debt. Premiums paid for purchased interest rate cap agreements are amortized to expense over the terms of the caps. Unamortized premiums are included in other assets in the balance sheets. Amounts receivable under cap agreements are accrued as a reduction of interest expense. Payments under interest rate swap agreements are recognized as adjustments to interest expense as incurred. Treasury lock agreements are used by CRLP to set interest rates in anticipation of public debt offerings. Any gains or losses related to treasury locks are included in deferred debt and lease cost on the balance sheet and amortized over the life of the related debt to the extent that such treasury locks are utilized. All unutilized treasury locks are expensed when their future utility expires. All treasury locks were utilized during 1998 and 1997.

         Revenue Recognition - Rental income and management fees are recognized as earned. Anticipated losses, if any, are recognized when such amounts become known.

         Net Income Per Unit - Basic net income per unit is calculated by dividing the net income available to common unitholders by the weighted average numbers of common units outstanding during the periods. Diluted net income per unit is calculated by dividing the net income available to common unitholders by the weighted average numbers of common units outstanding during the periods, adjusted for the assumed conversion of all potentially dilutive securities.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

         Recently Issued Accounting Standard - Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activity. Under SFAS 133, CRLP will be required to account for derivative financial instruments, if any, at their fair market value, and make certain required disclosures. CRLP is required to adopt SFAS 133 for periods beginning January 1, 2000.

         Segment Reporting - In 1998, CRLP adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure about Segments of an Enterprise and Related Information. Reportable segments are identified based upon management's approach for making operating decisions and assessing performance of CRLP. The adoption of SFAS 131 did not affect results of operations or financial position but did require the disclosure of segment information (see Note 7).

         Software Development - CRLP capitalizes certain internally developed software costs. Costs capitalized in connection with internal software development are amortized using the straight-line method over the estimated useful life of the software.

         Reclassifications - Certain immaterial reclassifications have been made to the 1996 and 1997 financial statements in order to conform them to the 1998 financial statement presentation.

3. Property Acquisitions and Dispositions

          CRLP acquired 12 properties and invested in an additional joint venture during 1998, 25 properties during 1997, and 11 properties during 1996 at aggregate costs of $348.6 million, $430.6 million, and $173.7 million, respectively. CRLP funded these acquisitions with cash proceeds from its public offerings of equity (see Note 9) and debt (see Note 8), advances on bank lines of credit, the issuance of limited partnership units in CRLP, the proceeds received from the formation of joint ventures (see Note 6), and cash from operations.

                                                              Effective
                                                             Acquisition
                                         Location                Date
--------------------------------------------------------------------------------
Retail Properties:
Briarcliffe Mall ..................   Myrtle Beach, SC     July 1, 1996
Colonial Promenade Wekiva .........   Orlando, FL          October 1, 1996
Colonial Promenade Bardmoor .......   St. Petersburg, FL   October 1, 1996
Colonial Promenade
      Hunter's Creek ..............   Orlando, FL          October 1, 1996
Colonial Shoppes Inverness ........   Birmingham, AL       March 24, 1997
Beechwood Shopping Center .........   Athens, GA           March 27, 1997
Brookwood Village .................   Birmingham, AL       May 13, 1997
Lakewood Plaza ....................   Jacksonville, FL     October 1, 1997
Glynn Place Mall ..................   Brunswick, GA        November 1, 1997
Lakeshore Mall ....................   Gainesville, GA      November 1, 1997
Valdosta Mall .....................   Valdosta, GA         November 1, 1997
Holly Hill Mall ...................   Burlington, NC       November 1, 1997
Yadkin Town Center ................   Yadkinville, NC      November 1, 1997
Mayberry Mall .....................   Mount Airy, NC       November 1, 1997
Quaker Village ....................   Greensboro, NC       November 1, 1997
Stanly Plaza ......................   Locust, NC           November 1, 1997
Rivermont Plaza ...................   Chattanooga, TN      November 1, 1997
Staunton Mall .....................   Staunton, VA         November 1, 1997
Abingdon Village ..................   Abingdon, VA         November 1, 1997
Village at Roswell Summit .........   Atlanta, GA          December 31, 1997
Orlando Fashion Square ............   Orlando, FL          May 29, 1998
Shoppes at Mansell ................   Atlanta, GA          July 1, 1998
Parkway City Mall .................   Huntsville, AL       December 9, 1998
Bel Air Village ...................   Mobile, AL           December 29, 1998


Multifamily Properties:
Colonial Village at Ashford Place .   Mobile, AL           April 1, 1996
Colonial Village at Hillcrest .....   Mobile, AL           April 1, 1996
Colonial Grand at Spring Creek ....   Macon, GA            April 1, 1996
Colonial Grand at Galleria Woods ..   Birmingham, AL       April 15, 1996
Colonial Grand at Mountain Brook ..   Birmingham, AL       May 10, 1996
Colonial Village at Cahaba Heights    Birmingham, AL       May 10, 1996
Colonial Grand at Barrington ......   Macon, GA            September 13, 1996
Colonial Village at Trussville ....   Birmingham, AL       April 1, 1997
Colonial Village at Timothy Woods .   Athens, GA           July 1, 1997
Colonial Grand at Oakleigh ........   Pensacola, FL        July 1, 1997
Colonial Grand at Natchez Trace ...   Jackson, MS          August 1, 1997
Colonial Village at Caledon Wood ..   Greenville, SC       October 1, 1997
Colonial Village at Ashley Plantation Bluffton, SC         May 1, 1998
Colonial Village at Haverhill .....   San Antonio, TX      July 1, 1998
Colonial Village at Walton Way ....   Augusta, GA          July 1, 1998
Colonial Village at River Hills I .   Tampa, FL            July 1, 1998

Office Properties:
Riverchase Center .................   Birmingham, AL       January 1, 1997
Lakeside Office Park ..............   Huntsville, AL       May 23, 1997
Progress Center ...................   Huntsville, AL       June 24, 1997
Mansell Business Park .............   Atlanta, GA          July 31, 1997
Perimeter Corporate Park ..........   Huntsville, AL       January 1, 1998
Independence Plaza ................   Birmingham, AL       January 1, 1998
Shades Brook Building .............   Birmingham, AL       July 1, 1998
Mansell Overlook 200 ..............   Atlanta, GA          July 1, 1998
Concourse Center ..................   Tampa, FL            July 1, 1998

         Results  of  operations  of  these  properties,   subsequent  to  their
respective acquisition dates, are included in the consolidated financial statements of CRLP. The cash paid to acquire these properties is included in the statements of cash flows. The acquisitions during 1998, 1997, and 1996 are comprised of the following:

(in thousands)                               1998         1997         1996
--------------                               ----         ----         ----

Assets purchased:
    Land, buildings, and equipment ....   $ 348,564    $ 430,614    $ 173,277
    Other assets ......................        --              4          455
--------------------------------------------------------------------------------
                                            348,564      430,618      173,732
Notes and mortgages assumed ...........      (7,509)     (74,910)     (40,444)
Other liabilities assumed .............      (5,070)      (8,716)      (1,774)
Issuance of limited partnership units of
            Colonial Realty Limited
            Partnership                     (23,400)     (45,061)      (5,587)
--------------------------------------------------------------------------------
Cash paid ..............................   $ 312,585    $ 301,931    $ 125,927
--------------------------------------------------------------------------------


          During 1998, CRLP contributed Orlando Fashion Square into a joint venture equally owned by CRLP and an unrelated party. Proceeds received from this contribution were used to fund additional acquisitions and developments. CRLP accounts for its 50% interest in the joint venture as an equity investment (see Note 6).

         CRLP's unaudited pro forma results of operations, assuming these acquisitions and disposition had been effected by CRLP prior to January 1, 1997, are as follows:

                                        For the Year Ended   For the Year Ended
                                        December 31, 1997    December 31, 1998
(in thousands)                             (unaudited)          (unaudited)
--------------------------------------------------------------------------------
Revenues                                    $ 265,903             $ 250,713
--------------------------------------------------------------------------------
Net Income available to
   common unitholders                        $ 61,481              $ 65,980
--------------------------------------------------------------------------------
Net Income per unit-basic and diluted            1.65                  1.60
--------------------------------------------------------------------------------


4. Land, Buildings, and Equipment

Land, buildings, and equipment consists of the following at December 31, 1998 and 1997:

(in thousands) .........        1998           1997
-----------------------------------------------------

Buildings ..............   $ 1,416,937    $ 1,140,504
Furniture and fixtures .        43,074         30,147
Equipment ..............        12,027          3,087
Land improvements ......        35,580         27,343
Tenant improvements ....        18,733         15,273
-----------------------------------------------------
                             1,526,351      1,216,354
Accumulated depreciation      (169,522)      (124,254)
-----------------------------------------------------
                             1,356,829      1,092,100
Land ...................       210,011        176,330
-----------------------------------------------------
                           $ 1,566,840    $ 1,268,430
=====================================================


5. Undeveloped Land and Construction in Progress

         During 1998, CRLP completed the construction of five multifamily development projects at a combined total cost of $77.0 million. The multifamily development projects produced 1,260 new apartment units that were completed during 1998 and 1997. The completed multifamily developments are as follows:

                                                             Total   Total
                                                             Units    Cost
Completed Developments:
Colonial Village at River Hills II         Tampa, FL          276   $14,186
Colonial Village at Inverness              Birmingham, AL      84     6,631
Colonial Grand at Hunter's Creek           Orlando, FL        496    33,426
Colonial Grand at Bayshore II              Bradenton, FL      164     9,289
Colonial Grand at Wesleyan                 Macon, GA          240    13,503
--------------------------------------------------------------------------------
                                                            1,260   $77,035
================================================================================


         CRLP currently has 15 active expansion and development projects in progress and various parcels of land available for expansion, construction, or sale. During 1998, CRLP completed construction on 596 apartment units (including the remaining units completed in the projects mentioned above), and CRLP has an additional 2,978 apartment units in progress at December 31, 1998. Undeveloped land and construction in progress is comprised of the following at December 31, 1998:

                                                                                           Costs
                                                                Estimated   Total Costs Capitalized
                                                                                          to Date
                                                                Completion(in thousands)(in thousands)
-----------------------------------------------------------------------------------------------------
Multifamily Projects:
      Colonial Grand at Inverness Lakes II (expansion)        132   1999   $  8,900   $  8,838
      Colonial Village at Ashley Plantation (expansion)       214   1999     13,800      2,949
      Colonial Grand at Edgewater II (expansion)              192   1999     12,600     12,487
      Colonial Grand at Wesleyan II (expansion)                88   1999      6,200      5,945
      Colonial Grand at Liberty Park                          300   2000     26,218      2,924
      Colonial Grand at Heather Glen                          448   2000     31,234      9,800
      Colonial Grand at Citrus Park                           176   1999     12,300      9,482
      Colonial Grand at Lakewood Ranch                        288   1999     20,300     17,839
      Colonial Grand at Cypress Crossing                      250   1999     20,000     19,176
      Colonial Grand at Madison                               336   2000     23,000      4,690
      Colonial Grand at Promenade                             384   2000     27,878      4,320
      Colonial Grand at Ridgeland                             170   2000     12,400      1,454
----------------------------------------------------------------------------------------------
         Total Multifamily Projects                         2,978           214,830     99,904
----------------------------------------------------------------------------------------------
Retail Projects:
      Colonial Promenade Trussville                       386,000   2001     31,000      5,321
----------------------------------------------------------------------------------------------
         Total Retail Projects                            386,000            31,000      5,321
----------------------------------------------------------------------------------------------
Office Projects:
      1800 International Park                             149,457   1999     16,600      3,950
      Colonial Center at Research Park                    133,368   1999     13,000      1,373
----------------------------------------------------------------------------------------------
         Total Office Projects                            282,825            29,600      5,323
----------------------------------------------------------------------------------------------
      Other Projects and Undeveloped Land                                               17,788
----------------------------------------------------------------------------------------------
                                                                            $275,430  $128,336
==============================================================================================

         Interest capitalized on construction in progress during 1998, 1997, and 1996 was $3.7 million, $4.1 million, and $3.7 million, respectively.

6. Investment in Partnerships

         Investment in partnerships at December 31, 1998 and 1997 consists of the following:

                                                  Percent
(in thousands)                                     Owned       1998     1997
-----------------------------------------------------------------------------
Office:

600 Building Partnership, Birmingham, AL           33.34% $    (30)   $  (8)
Anderson Block Properties Partnership,
          Montgomery, AL                           33.33%      (24)     (38)
-----------------------------------------------------------------------------
                                                               (54)     (46)
Retail:
Orlando Fashion Square, Orlando, FL                50.00%   20,241       --
Parkway Place LP, Huntsville, AL                   50.00%    5,859       --
-----------------------------------------------------------------------------
                                                            26,100       --
Other:
Colonial/Polar-BEK Management Company,
          Birmingham, AL                           50.00%       33       18
-----------------------------------------------------------------------------
                                                                33       18
-----------------------------------------------------------------------------
                                                          $ 26,079    $ (28)
=============================================================================

         During December 1998, CRLP entered into two joint ventures. The Parkway Place Limited Partnership owns and operates the Parkway City Mall in Huntsville, Alabama. At December 31, 1998, CRLP had invested approximately $5.7 million in the joint venture and had an ending net investment balance of $5.9 million. The Orlando Fashion Square Joint Venture owns and operates the Orlando Fashion Square in Orlando, Florida. CRLP's net investment in the joint venture at December 31, 1998 was $20.2 million. Both joint ventures have been accounted for using the equity method.

         The  summarized  financial   information  related  to  the  significant
partially owned entities is as follows:

December 31, 1998                                  (in thousands)
Balance Sheet
Assets
  Land, building, and equipment, net .............   $ 113,799
  Construction in progress .......................       3,369
  Other assets ...................................       1,175
  ------------------------------------------------------------
           Total assets ..........................   $ 118,343
  ------------------------------------------------------------

Liabilities and Partners' Equity
  Notes payable ..................................   $  65,000
  Other liabilities ..............................         392
  Partners' Equity ...............................      52,951
  ------------------------------------------------------------
           Total liabilities and partners' capital   $ 118,343
  ------------------------------------------------------------

Statement of Operations
Revenues .........................................   $     246
Operating expenses ...............................         (76)
Depreciation and amortization ....................         (14)
--------------------------------------------------------------
         Net income ..............................   $     156
 -------------------------------------------------------------

7. Segment Information

         CRLP is organized into, and manages its business based on the performance of, three separate and distinct operating divisions: Multifamily, Retail, and Office. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within each division. The applicable accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Management evaluates the performance of its segments and allocates resources to them based on net operating income (NOI). NOI consists of revenues in excess of general operating expenses, salaries and wages, repairs and maintenance, taxes, licenses, and insurance. Segment information for the years ended December 31, 1998, 1997, and 1996 is as follows:

(in thousands)
1998                   Retail     Office   Multifamily     Total
-----------------------------------------------------------------
Divisional revenues   $117,572   $ 34,409   $104,462   $  256,443
NOI                     83,059     24,307     68,789      176,155
Divisional assets      683,042    240,161    783,097    1,706,300

1997
-----------------------------------------------------------------
Divisional revenues   $ 71,179   $ 16,224   $ 95,503   $  182,906
NOI                     51,500     11,615     62,658      125,773
Divisional assets      577,954    147,974    652,923    1,378,851

1996
-----------------------------------------------------------------
Divisional revenues   $ 45,775   $  7,337   $ 80,914   $  134,026
NOI                     33,455      4,813     53,011       91,279
Divisional assets      306,771     32,457    595,397      934,625

         A reconciliation of total segment revenues to total revenues, total segment NOI to income from operations, and total divisional assets to total assets, for the years ended December 31, 1998, 1997, and 1996, is presented below:

(in thousands)

Revenues                                          1998           1997         1996
----------------------------------------------------------------------------------
Total divisional revenues                  $   256,443    $   182,906    $ 134,026
Unallocated corporate revenues                     924          1,220          855
----------------------------------------------------------------------------------
                 Total revenues            $   257,367    $   184,126    $ 134,881
----------------------------------------------------------------------------------

NOI                                               1998           1997         1996
----------------------------------------------------------------------------------
Total divisional NOI                       $   176,155    $   125,773    $  91,279
Unallocated corporate revenues                     924          1,220          855
General and administrative expenses             (7,675)        (6,448)      (4,071)
Depreciation                                   (46,841)       (31,956)     (22,025)
Amortization                                    (1,806)        (1,322)      (1,509)
Other                                               (9)          --           --
----------------------------------------------------------------------------------
                 Income from operations    $   120,748    $    87,267    $  64,529
----------------------------------------------------------------------------------

Assets                                            1998           1997         1996
----------------------------------------------------------------------------------
Total divisional assets                    $ 1,706,300    $ 1,378,851    $ 934,625
Unallocated corporate assets                    50,248(1)      17,809       13,322
----------------------------------------------------------------------------------
                 Total assets              $ 1,756,548    $ 1,396,660    $ 947,947
----------------------------------------------------------------------------------

(1) Includes the Company's investment in partially owned entities of $25,181 (see Note 6).


8. Notes and Mortgages Payable

Notes and mortgages payable at December 31, 1998 and 1997 consist of the following:

(in thousands)                   1998       1997
--------------------------------------------------
Revolving credit agreement     $174,489   $117,086

Mortgages and other notes:
             4.50% to 6.00%      66,305     66,305
             6.01% to 7.50%     471,694    316,701
             7.51% to 9.00%     179,187    175,207
             9.01% to 10.25%     17,647     26,745
--------------------------------------------------
                               $909,322   $702,044
 --------------------------------------------------

         As of December 31, 1998, CRLP has an unsecured bank line of credit providing for total borrowings of up to $250 million. This line of credit agreement bears interest at LIBOR plus 80 to 135 basis points, is renewable in July 2000 and provides for a two-year amortization in the case of nonrenewal. The line of credit agreement includes a competitive bid feature that will allow CRLP to convert up to $125 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The credit facility is primarily used by CRLP to finance property acquisitions and development and has an outstanding balance at December 31, 1998, of $174.5 million. The weighted average interest rate of this short-term borrowing facility, including the competitive bid balance, was 6.42% and 6.70% at December 31, 1998 and 1997, respectively.

         During 1998 and 1997, CRLP completed five public offerings of unsecured debt securities totaling $350 million. The proceeds of the offerings were used to fund acquisitions, development expenditures, repay balances outstanding on CRLP's revolving credit facility, repay certain notes and mortgages payable, and for general corporate purposes. Details relating to these debt offerings are as follows:

                                                                 Gross Proceeds

Date                  Type of Note     Maturity           Rate   (in thousands)
--------------------------------------------------------------------------------

January 1997           Medium-term    January 2003        7.16%      $ 50,000
July 1997              Medium-term    July 2004           6.96%      $ 75,000
August 1997            Medium-term    August 2005         6.96       $ 25,000
September 1997         Medium-term    September 2005      6.98%      $ 25,000
July 1998              Senior         July 2007           7.00       $175,000


          CRLP has entered into an interest rate cap agreement which limits debt of $50 million to an interest rate of 8.00% through May 2, 2000. CRLP paid $227,500 for the interest rate cap, which is being amortized over the life of the agreement. Subsequent to year-end, CRLP entered into two interest rate swap agreements. On January 4, 1999, Colonial entered into an interest rate swap for $50 million of its line of credit at 4.97% plus 80 to 135 basis points and on January 15, 1999, CRLP entered into an interest rate swap for $52 million of tax exempt bonds at a rate of 3.23%. Both of these interest rate swap agreements have one-year terms and any payments made or received under the agreements are recognized as adjustments to interest expense as incurred. Treasury lock agreements are used by CRLP, to set interest rates in anticipation of public debt offerings. CRLP is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate cap and nonderivative financial assets but has no off-balance-sheet credit risk of accounting loss. CRLP anticipates, however, that counterparties will be able to fully satisfy their obligations under the contracts. CRLP does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties.

         At December 31, 1998, CRLP had $704.5 million in unsecured indebtedness including balances outstanding on its bank line of credit and certain other notes payable. The remainder of CRLP's notes and mortgages payable are collateralized by the assignment of rents and leases of certain properties and assets with an aggregate net book value of $320.8 million at December 31, 1998.

         The aggregate maturities of notes and mortgages payable at December 31, 1998, are as follows:

(in thousands)
---------------------------------------------
1999                                $  12,809
2000                                  224,308
2001                                   79,128
2002                                    1,404
2003                                  108,652
Thereafter                            483,021
---------------------------------------------
                                     $909,322
---------------------------------------------

         Based on borrowing rates available to CRLP for notes and mortgages payable with similar terms, the estimated fair value of CRLP's notes and mortgages payable at December 31, 1998 and 1997 was approximately $912.6 million and $711.0 million, respectively.

         Certain loan agreements of CRLP contain restrictive covenants which, among other things, require maintenance of various financial ratios. At December 31, 1998, CRLP was in compliance with these covenants.

         Certain partners of CRLP have guaranteed indebtedness of CRLP totaling $33.5 million at December 31, 1998. These individuals have not been indemnified by CRLP.

9. Cash Contributions

     During 1998, 1997 and 1996, the Company completed eight public offerings of common stock totaling 12,575,070 common shares of beneficial interest (Common Shares) and one public offering of preferred stock (Preferred Shares) totaling 5,000,000. The proceeds of the offerings were contributed to CRLP and used to fund acquisition and development expenditures, repay balances outstanding on CRLP's revolving credit agreement, repay certain notes and mortgages payable, and for general corporate purposes. Details relating to these equity offerings are as follows:

                                                             (in thousands)
                                                     -------------------------------
                  Number of                Price Per  Gross       Offering      Net
                  Offering       Shares      Share   Proceeds       Costs    Proceeds
--------------------------------------------------------------------------------------
January 1996      Common      4,600,000   $   24.63  $ 113,275   $   6,632   $ 106,643
January 1997      Common      1,500,000   $   29.88  $  44,812   $   1,457   $  43,355
July 1997         Common      1,700,000   $   30.94  $  52,594   $   2,945   $  49,649
November 1997     Preferred   5,000,000   $   25.00  $ 125,000   $   4,451   $ 120,549
December 1997     Common        165,632   $   30.19  $   5,000   $     330   $   4,670
February 1998     Common        375,540   $   30.00  $  11,266   $     627   $  10,639
March 1998        Common        806,452   $   31.00  $  25,000   $   1,389   $  23,611
March 1998        Common        381,046   $   31.00  $  11,812   $     656   $  11,156
April 1998        Common      3,046,400   $   30.13  $  91,773   $   4,973   $  86,800


10. Employee Benefits

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

         The table below presents a summary of pension plan status as of December 31, 1998 and 1997, as it relates to the employees of CRLP and CPSI.

(amounts in thousands)                                          1998       1997
------------------------------------------------------------   ------    ------
Actuarial present value of accumulated benefit obligation
            including vested benefits of $1,193 and $828
            at December 31, 1998 and 1997, respectively        $1,368    $  961
Actuarial present value of projected benefit obligations
            at year end                                        $2,593    $1,957
Fair value of assets at year end                               $  981    $  861
Accrued pension cost                                           $  868    $  536
Net pension cost for the year                                  $  393    $  310

         Actuarial assumptions used in determining the actuarial present value of accumulated benefit obligations at January 1, 1998, are as follows:

                                                               1998       1997
                                                               ----       ----

Weighted-average interest rate                                 6.75%      7.25%
--------------------------------------------------------------------------------
Increase in future compensation levels                         4.00%      4.25%

         CRLP and CPSI participate in a salary reduction profit sharing plan covering substantially all employees. This plan provides, with certain restrictions, that employees may contribute a portion of their earnings with CRLP and CPSI matching one-half of such contributions, solely at CRLP and CPSI's discretion. Contributions by CRLP and CPSI were $178,000, $159,000 and $164,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

11. Leasing Operations

         CRLP is in the business of leasing and managing office, retail, and multifamily property. For properties owned by CRLP, minimum rentals due in future periods under noncancelable operating leases extending beyond one year at December 31, 1998, are as follows:

                                                               (in thousands)
                                                             -----------------
         1999                                                $        107,651
         2000                                                          90,435
         2001                                                          77,498
         2002                                                          67,999
         2003                                                          55,640
         Thereafter                                                   228,509
                                                             -----------------
                                                             $        627,732
                                                             =================

         The noncancelable leases are with tenants engaged in retail and office operations in Alabama, Georgia, Florida, North Carolina, South Carolina, Tennessee, and Virginia. Performance in accordance with the lease terms is in part dependent upon the economic conditions of the respective areas. No additional credit risk exposure relating to the leasing arrangements exists beyond the accounts receivable amounts shown in the December 31, 1998 balance sheet. Leases with tenants in multifamily properties are generally for one year or less and are thus excluded from the above table. Substantially all of CRLP's land, buildings, and equipment represent property leased under the above and other short-term leasing arrangements.

         Rental income for 1998, 1997, and 1996 includes percentage rent of $4.0 million, $2.2 million, and $1.8 million, respectively. This rental income was earned when certain retail tenants attained sales volumes specified in their respective lease agreements.

12. Related Party Transactions

     CRLP has generally used affiliated construction companies to manage and oversee its development projects. CRLP paid $40.0 million, $41.3 million, and $42.6 million ($37.3 million, $39,8 million, and $41.2 million of which was subsequently then paid to unaffiliated subcontractors, respectively) for property development costs to Lowder Construction Company, Inc., a construction company owned by The Colonial Company ("TCC") (an affiliate of certain shareholders and minority interest holders), during the years ended December 31, 1998, 1997, and 1996, respectively. CRLP had outstanding construction invoices and retainage payable to Lowder Construction Company, Inc. totaling $4.3 million and $2.3 million at December 31, 1998 and 1997, respectively. CRLP also paid $0.4 million, $5.2 million, and $27.9 million for property development costs to two construction companies owned by three trustees during the years ended December 31, 1998, 1997, and 1996, respectively. CRLP had outstanding construction invoices and retainage payable to these construction companies totaling $1.2 million at December 31, 1998. There were no outstanding construction invoices and retainage payable to these construction companies at December 31, 1997.

         Colonial Commercial Investments, Inc. ("CCI"), which is owned by trustees James K. Lowder and Thomas H. Lowder has guaranteed indebtedness totaling $1.3 million at December 31, 1998 for Anderson Block Properties, which is a partnership accounted for by CRLP under the equity method (listed in Note
6). CRLP has indemnified CCI from its guarantees of this indebtedness.

         On July 1, 1998, CRLP acquired a 79.8% interest in Colonial Village at Haverhill (formerly Haverhill Apartments). The remaining 20.2% interest in this property was acquired by entities that are owned by a trustee of CRLP.

         In connection with the Riverchase Center acquisition, CRLP initially acquired a 73% interest in a portion of the office complex. Effective November 1, 1997, CRLP purchased the remaining 27% interest in the property by issuing 114,798 limited partnership units to the seller. The seller is a trustee of CRLP.

         In November 1997, CRLP purchased Polar BEK's 50% interest in Polar BEK/Colonial Partnership I (a partnership previously accounted for under the equity method of accounting), a partnership which owned a 168,000 square foot office building in Birmingham for $7.4 million. This purchase increased CRLP's ownership from 50% to 100%.

         Following is a summary of property acquisitions from entities for which directors of the Company are involved as a partner or shareholder:


         Date                 Property and Land Acquired           Purchase Price            Units Issued
----------------------- --------------------------------------- --------------------- ----------------------------
November 1998                Colonial  Center at Research  Park     $1.0 million            36,647 CRLP  Units
September  1998              1800  International  Park              $1.8 million(1)
October 1998                 Colonial Grand at Promenade            $1.5 million            34,700 CRLP Units
July 1998                    Mansell Overlook 200                  $27.7 million           396,365 CRLP Units
July 1998                    Shoppes at Mansell                     $3.7 million            76,809 CRLP Units
March 1997                   Colonial Shoppes Inverness             $3.0 million            16,303 CRLP Units
April 1997                   Colonial  Village at Trussville       $20.5 million            57,072 CRLP Units
July 1997                    Colonial  Village at Timothy  Woods   $12.8 million            27,275 CRLP Units
August 1997                  Colonial Grand at Inverness  Lakes II  $0.5 million            10,822 CRLP Units
December  1997               Village at Roswell  Summit             $3.0 million            34,777 CRLP Units

(1) In connection with purchase, the Company issued a $1.8 million note payable to a related entity.

         During 1997 CRLP, through CPSI, exercised options to purchase land from a related party in the amount of $366,000. As of December 31, 1998, all options to purchase land from a related party had expired. In December 1997, CPSI acquired a parcel of land from CCI and sold the land, along with an adjoining parcel of land, to an unaffiliated third party for a net gain of $60,000. Also in December 1997, CPSI sold a separate parcel of land to CCI, which resulted in a net gain of $120,000.

         CRLP and its subsidiaries provided certain services to and received certain services from related entities which resulted in the following income (expense) included in the accompanying statements of income:

                                                 (Amounts in thousands)
                                                1998        1997        1996
                                            ----------------------------------
Rental income                                  $1,027       $879        $758
Management/leasing fee income                     289        368         356
     Insurance brokerage expense                 (131)      (182)       (187)
    Rental expense                                  0       (156)       (211)

13.      Subsequent Event

         On January 23, 1999, the Board of Trustees of the Company declared a cash distribution to partners of CRLP in the amount of $.58 per share and per partnership unit, totaling $21.3 million. The distribution was made to partners of record as of February 3, 1999, and was paid on February 10, 1999.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

           None.

                                    PART III

Item 10.             Directors and Executive Officers of the Registrant.

           CRLP is managed by the Company, the general partner of CRLP. The directors and officers of the Company are as follows:

          Thomas H. Lowder, 49, has been a trustee of the Company since its formation in July 1993. He is the chairman of the board, president and chief executive officer of the Company. Mr. Lowder became President of Colonial Properties, Inc., the Company's predecessor, in 1976, and since that time has been actively engaged in the acquisition, development, management, leasing and sale of multifamily, retail and office properties for the Company. Mr. Lowder is a member and past president of the Alabama Chapter of the Commercial Investment Real Estate Institute. Mr. Lowder is a former state Chairman of the Young Presidents' Organization and is a member of the Birmingham Area Board of Realtors, the National Association of Industrial Office Parks, the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts (NAREIT). He serves on the Board of Directors of, among other companies, the Children's Hospital of Alabama, American Red Cross - Birmingham Area Chapter and the United Way of Central Alabama. Mr. Lowder is a member of the Executive Committee of the Board of Trustees and a member of the board of directors of the Management Corporation.

          Carl F. Bailey, 68, has been a trustee of the Company and a director of Colonial Properties Services, Inc., which conducts the Company's third-party management, leasing and brokerage operations (the "Management Corporation")
since September 1993. Mr. Bailey is a former co-chairman of BellSouth Telecommunications, Inc. and former chairman and chief executive officer of South Central Bell Telephone Company, positions from which he retired in 1991. He worked for South Central Bell in a number of capacities over the past three and a half decades and was elected president and a member of the board of directors in 1982. Mr. Bailey is president of BDI, vice chairman of Polymers, Inc., and a member of the board of directors of SouthTrust Corporation. Mr. Bailey serves on the board of trustees of Birmingham Southern College. Mr. Bailey is a member of the Executive Committee and is chairman of the Audit Committee of the Board of Trustees.

          M. Miller Gorrie, 63, is a trustee of the Company. Mr. Gorrie is chairman of the board and chief executive officer of Brasfield & Gorrie, L.L.C., a general contracting firm located in Birmingham, Alabama that is ranked consistently among ENR's "Top 100 Contractors." He serves on the board of directors of Winsloew Furniture Co. and is a past director of AmSouth Bank of Alabama, the Southern Research Institute, the Alabama Chamber of Commerce, the Associated General Contractors, the Building Science Advisory Board of Auburn University, the Business Council of Alabama and the United Way of Alabama. Mr. Gorrie is chairman of the Executive Committee and is a member of the Executive Compensation Committee of the Board of Trustees. He also is a member of the executive compensation committee of the board of directors of the Management Corporation.

          William M. Johnson, 52, has been a trustee of the Company since July 1997, following the first stage of the Company's acquisition from Mr. Johnson, by merger, of six office buildings in Mansell 400 Business Center, the largest Class-A multi-tenant office park in the North Fulton (Atlanta, Georgia) area, and additional office and retail space totaling 560,600 square feet. Mr. Johnson is president and chief executive officer of Johnson Development Company, a real estate development, construction and management firm which he founded in 1978. As chief executive officer, he directed the development of 1.2 million square feet of office, warehouse, retail and hotel space having a value in excess of $117 million. Mr. Johnson has been an active member of the Roswell United Methodist Church and the North Fulton Chamber of Commerce, was the founding chairman of the board of the Coalition for Drug-Free North Fulton, is a member of the board of directors and the executive committee of the American Tract Society Ministry, and is a member of the board of directors of Reach Out
Ministries. Mr. Johnson serves as an advisor in strategic planning for not-for-profit agencies in Colorado, Montana, Texas and Kentucky. Mr. Johnson is a member of the Executive Compensation Committee of the Board of Trustees of the Company.

          James K. Lowder, 49, has been a trustee of the Company since its formation in July 1993. Mr. Lowder is also chairman of the board and chief executive officer of The Colonial Company, chairman of the board of Lowder Construction Company, Inc., chairman of the board of Lowder New Homes, Inc., chairman of the board of Lowder Realty Company, Inc., chairman of the board of Colonial Commercial Realty, Inc., chairman of the board of Colonial Homes, Inc., chairman of the board of American Colonial Insurance Company, chairman of the board and president of Colonial Commercial Investments, Inc. and treasurer of Colonial Insurance Agency. He also is a member of the Alabama Association of Realtors, the Montgomery Board of Realtors, the Home Builders Association of Alabama, and the Greater Montgomery Home Builders Association, and is a member of the board of directors of Alabama Power Company. Mr. Lowder is a member of the Executive Compensation Committee of the Board of Trustees. Mr. Lowder is the brother of Thomas H. Lowder.

          Herbert A. Meisler, 71, is a trustee of the Company. Together with Mr. Ripps, he formed The Rime Companies, a real estate development, construction and management firm specializing in the development of multifamily properties. In December 1994, the Company purchased ten multifamily properties from partners associated with The Rime Companies. While with The Rime Companies, Mr. Meisler oversaw the development and construction of approximately 15,000 multifamily apartment units in the southeastern United States. He currently serves on the board of directors of the Community Foundation of South Alabama and the Mobile Airport Authority. He is a past director of the Alabama Eye and Tissue Bank and past president of the Mobile Jewish Welfare Fund. Mr. Meisler is a member of the Executive Compensation Committee (and its Option Plan Subcommittee) and the Audit Committee of the Board of Trustees.

          Claude B. Nielsen, 48, has been a trustee of the Company since September 1993. Since 1990, Mr. Nielsen has been president of Coca-Cola Bottling Company United, Inc., headquartered in Birmingham, Alabama, serving also as chief operating officer from 1990 to 1991 and as chief executive officer since 1991. Prior to 1990, Mr. Nielsen served as president of Birmingham Coca-Cola Bottling Company. Mr. Nielsen is on the board of directors of AmSouth Bancorporation. He also currently serves as a board member of the Birmingham Civil Rights Institute and the Birmingham Airport Authority. Mr. Nielsen is chairman of the Executive Compensation Committee of the Board of Trustees and is chairman of its Option Plan Subcommittee.

          Harold W. Ripps, 60, is a trustee of the Company. Together with Mr. Meisler, they formed The Rime Companies, a real estate development, construction and management firm specializing in the development of multifamily properties. In December 1994, the Company purchased ten multifamily properties from partners associated with The Rime Companies. While with The Rime Companies, Mr. Ripps oversaw the development and construction of approximately 15,000 multifamily apartment units in the southeastern United States. He is a member of the executive committee of the Birmingham Council of Boy Scouts of America, the President's Advisory Committee of Birmingham Southern College and the President's Council of the University of Alabama in Birmingham. Mr. Ripps is a member of the Executive Committee of the Board of Trustees and is a member of the board of directors and the executive compensation committee of the Management Corporation.

          Donald T. Senterfitt, 79, has been a trustee of the Company since September 1993. Mr. Senterfitt is a former director and vice chairman of SunTrust Banks, Inc., a bank holding company. He is past president of the American Bankers Association and former general counsel of the Florida Bankers Association, and served both organizations in a variety of other capacities. Mr. Senterfitt is president and chief executive officer of The Pilot Group, L.C., a financial institutions consulting firm headquartered in Orlando, Florida. He is a member of the board of directors and currently serves as president of CITE, Inc., the Center for Independence, Technology and Education, a non-profit organization which serves the needs of blind, visually handicapped and multi-handicapped children and adults.

                        Executive Officers of the Company

           Thomas H. Lowder, 49, has been a trustee of the Company since its formation in July 1993. He is the chairman of the board, president and chief executive officer of the Company. Mr. Lowder became President of Colonial Properties, Inc., the Company's predecessor, in 1976, and since that time has been actively engaged in the acquisition, development, management, leasing and sale of multifamily, retail and office properties for the Company. Mr. Lowder is a member and past president of the Alabama Chapter of the Commercial Investment Real Estate Institute. Mr. Lowder is a former state Chairman of the Young Presidents' Organization and is a member of the Birmingham Area Board of Realtors, the National Association of Industrial Office Parks, the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts (NAREIT). He serves on the Board of Directors of, among other companies, the Children's Hospital of Alabama, American Red Cross - Birmingham Area Chapter and the United Way of Central Alabama. Mr. Lowder is a member of the Executive Committee of the Board of Trustees and a member of the board of directors of the Management Corporation.

           Howard B. Nelson, Jr., 51, has been Chief Financial Officer of the Company, with general responsibility for financing matters since May 1997. Mr. Nelson was Senior Vice President and Chief Operating Officer of the Company, with responsibility for the day-to-day management of the Company, from September 1993 to May 1997. He joined Colonial in 1984 as a vice president and became Senior Vice President-Finance in 1987. Mr. Nelson has served as treasurer, vice president, president, and board member of the Birmingham Chapter of the National Association of Industrial and Office Parks as well as vice president and board member of the Building Owners and Managers Association of Metropolitan Birmingham. He also serves on the Board of Directors of the Children's Harbor Family Center and the College of Business Advisory Council of Auburn University. He holds a Bachelor of Science Degree from Auburn University.

           C. Reynolds Thompson, III, 36, has been Chief Investment Officer of the Company, with the responsibility for the Company's investment strategy, since May 1998. Mr. Thompson was Executive Vice President--Office Division, with responsibility for management of all office properties owned and/or managed by the Company, from May 1997 to May 1998. Mr. Thompson joined the Company in February 1997 as Senior Vice President--Office Acquisitions, with responsibility for all acquisitions of office properties. Prior to joining Colonial, Mr. Thompson worked for CarrAmerica Realty Corporation in office building acquisitions and due diligence. Mr. Thompson's twelve year real estate background includes acquisitions, development, leasing, and management of office properties in the south. He is an active member of the National Association of Industrial and Office Parks, serves on the Board of Trustees for the Alabama Real Estate Research and Education Center, and holds a Bachelor of Science Degree from Washington and Lee University.

           Paul F. Earle, 41, has been Executive Vice-President-Multifamily Division of the Company, with responsibility for management of all multifamily properties owned and/or managed by the Company, since May 1997. He joined
Colonial in 1991 and has served as Vice President-Acquisitions, as well as Senior Vice President--Multifamily Division. Mr. Earle serves as Chairman of the Alabama Multifamily Council and is an active member of the National Apartment Association. He also serves on the Board of Directors of Big Brother/Big Sisters and is a Board member of the National Multifamily Housing Council. Before joining Colonial, Mr. Earle was the President and Chief Operating Officer of American Residential Management, Inc., Executive Vice President of Great
Atlantic Management, Inc., and Senior Vice President of Balcor Property Management, Inc.

           John N. Hughey, 39, has been Executive Vice President-Retail Division of the Company, with responsibility for all retail properties owned and/or managed by the Company, since May 1997. He joined Colonial in 1982 and assumed responsibility for an increasing number of shopping centers until being named to Senior Vice President-Retail Division of Colonial in 1991. Mr. Hughey served as the Alabama/Mississippi State Operations Chairman for the International Council of Shopping Centers from 1993-1995. He holds a Bachelor of Science Degree from Auburn University.

           Charles A. McGehee, 53, has been Executive Vice President-Land Acquisitions, Brokerage and Dispositions of the Company, with responsibility for the Company's acquisitions and dispositions and the sales brokerage departments, since May 1997. Mr. McGehee was Senior Vice President--Multifamily Acquisitions/Development from September 1993 to May 1997 and Senior Vice President--Office Division from January 1990 to September 1993. He joined Colonial in 1976 as vice president of retail leasing and was responsible for leasing all retail space owned and/or managed by Colonial. Mr. McGehee has served as president and a board member of the National Association of Industrial and Office Parks as well as a member of the Board of Directors of the Birmingham Area Board of Realtors. He holds a Bachelor of Science Degree from Auburn University.

           Robert A. "Bo" Jackson, 44, has been Executive Vice President-Office Division of the Company, with general responsibility for management of all office properties owned and/or managed by the Company since May 1998. Prior to joining the Company, Mr. Jackson worked for Beacon Properties as a vice president responsible for leasing performance, new office development and acquisitions. He has received professional accolades from The Atlanta Board of Realtors, The Downtown Developers Group and NAIOP. He holds a Bachelor of Science Degree in Business Administration from the University of Delaware.

           Kenneth E. Howell, 49, has been Senior Vice President-Chief Accounting Officer of the Company, with general responsibility for the supervision of accounting for all of the properties owned and/or managed by the Company, since August 1998. He joined the Company in 1981 and was Vice President, Controller from 1981 to 1998. Mr. Howell holds a Bachelor of Science Degree in Business Administration from Auburn University.

Item 11.             Executive Compensation.

           The following table sets forth certain information concerning the annual and long-term compensation for the chief executive officer and the four other most highly compensated executive officers of the Company (the "Named Executive Officers"):

                                                       Annual Compensation                     Long-Term Compensation
                                           -------------------------------------       -----------------------------------
                                                                                     Restricted   Securities      All
                                                                                       Share      Underlying     Other
   Name and Principal Position             Year   Salary ($) Bonus($)(1) Compensation Awards($)(1) Options (#)Compensation(2)
-----------------------------------------------------------------------------------------------------------------------------
Thomas H. Lowder                           1998   $310,000   $   --             --     $ 94,640       --     $  2,721
      Chairman of the Board,               1997    295,000    225,000           --       89,250     16,000      3,453
      President and Chief Executive        1996    285,000     30,000           --       68,950     16,000      4,500
      Officer

Howard B. Nelson, Jr                       1998    208,000       --             --       53,200       --        2,721
      Chief Financial Officer and          1997    198,000    120,000           --       51,000     10,000      3,453
      Secretary                            1996    171,726     23,000           --       34,475      8,500      4,500

C. Reynolds Thompson, III                  1998    149,500     22,500           --       38,500       --        2,906
      Chief Investment Officer (3)         1997    103,242     75,000           --       14,438      2,500       --


John N. Hughey                             1998    145,000     41,405           --       60,333       --        2,721
      Executive Vice President-            1997    120,000     75,000           --       19,125      3,500      3,453
      Retail Division                      1996    104,998     50,000           --       14,775      3,500      3,145

Robert A. Jackson                          1998    130,000     64,400           --       33,437     10,000       --
      Executive Vice President -
      Office Division (4)

(1) The Company's incentive compensation plan permits officers to elect to receive all or part of their annual bonus in the form of restricted shares instead of cash. Officers who elect to receive up to 50% of their bonus in restricted shares receive shares having a market value on the issue date equal to 125% of the deferred amount. Officers who elect to receive more than 50% of their annual bonus in restricted shares receive shares having a market value on the issue date equal to 140% of the deferred amount. Messrs. Lowder, Nelson, Thompson, Hughey and Jackson elected to receive 100%, 100%, 55%, 51% and 20%, respectively, of their bonuses in restricted shares. The restricted shares issued to Messrs. Lowder, Nelson, Thompson and Hughey vest over three years, with 50% vesting on the first anniversary of the issue date and the remaining 50% vesting in equal installments on the second and third anniversaries of the issue date. The restricted shares issued to Mr. Jackson vest over two years, with 60% vesting on the first anniversary of the issue date and the remaining 40% vesting on the second anniversary. The restricted shares issued under the incentive compensation plan were issued in February 1999. The number and value of restricted shares held by the Named Executive Officers as of December 31, 1998 were as follows: Mr. Lowder - 7,378 shares ($196,439); Mr. Nelson - 4,024 shares ($107,139); Mr. Thompson - 1,907 shares  ($50,773);  Mr.  Hughey  -  3,044  shares  ($81,046);  and Mr.
          Jackson- 1,236 shares ($32,908). Dividends are paid on restricted shares at the same rate paid to all other holders of Common Shares.

(2) All Other Compensation consists solely of employer contributions to the Company's 401(k) Plan.

(3)       Mr. Thompson became an executive officer of the Company in 1997.

(4) Mr. Jackson became an executive officer of the Company in 1998. When Mr. Jackson joined the Company he received 500 restricted shares which had a market value as of December 31, 1998 of $13,312. These restricted shares vest ratably in five annual installments beginning on the third anniversary of the date of issuance, unless accelerated by achievement of certain performance targets.

                                                                 Number of            Value of Unexercised
                                  Shares                    Securities Underlying          In-the-Money
                                 Acquired        Value       Unexercised Options              Options
Name                           on Exercise(#)  Realized($)   at December 31, 1998      at December 31, 1998(1)
--------------------------------------------------------------------------------------------------------------
                                                            Exercisable Unexercisable  Exercisable  Unexercisable
                                                           -----------------------------------------------------

Thomas H. Lowder                      --     $     --          47,836        15,999    $ 112,828        7,666

Howard B. Nelson, Jr.                 --           --          18,911         9,499       38,495        4,072

C. Reynolds Thompson, III             --           --             834         1,666          --            --

John N. Hughey                        --           --           9,535         3,500       21,835        1,677

Robert A. Jackson                     --           --              --        10,000          --            --


(1) Based on the closing price of $26.625 per Common Share on December 31, 1998, as reported by the New York Stock Exchange.


           The following table sets forth certain information relating to options to purchase Common Shares granted to the Named Executive Officers during 1998:

                        Option Grants in Last Fiscal Year

                                        Individual Grants
------------------------------------------------------------------------------------------------------------

                                                          Percent                                            Potential Realizable
                                  Number of               of Total                                             Value at Assumed
                                 Securities               Options                                            Annual Rates of Share
                                 Underlying              Granted to                  Exercise                Price Appreciation for
                                  Options               Employees in                   Price        Expiration     Option Term
                                                                                                             ----------------------
Name                             Granted (#)             Fiscal Year                   ($/Sh)          Date        5%         10%
-----------------------------------------------------------------------------------------------------------------------------------
Thomas H. Lowder                       --                      --                         --            --     $   --      $   --

Howard B. Nelson, Jr.                  --                      --                         --            --         --          --

C. Reynolds Thompson, III              --                      --                         --            --         --          --

John N. Hughey                         --                      --                         --            --         --          --

Robert A. Jackson                    10,000                    67%                     $30.69       2/20/2008   $183,830   $474,490



           All options granted in 1998 become exercisable in three equal annual installments beginning on the first anniversary of the date of grant and have a term of ten years.

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

                               Pension Plan Table

                                                                    Years of Service
                                   -----------------------------------------------------------------------------------
Remuneration                              5               10               15              20               25
----------------------

       $ 100,000                       $ 7,600         $15,200          $22,800         $30,400          $38,000
         125,000                       $ 9,500         $19,000          $28,500         $38,000          $47,500
         150,000                       $11,400         $22,800          $34,200         $45,600          $57,000
       $ 160,000 or over               $12,160         $24,320          $36,480         $48,640          $60,800



           The benefits shown are limited by the current statutory limitations which restrict the amount of benefits which can be paid from a qualified retirement plan. The statutory limit on compensation which may be recognized in calculating benefits is $160,000 in 1999. This limit is scheduled to increase periodically with the cost of living.

          Covered compensation under the Plan includes the employees' base salary and other earnings received from the Company. Thomas H. Lowder has 24 years of covered service under the Plan, Howard B. Nelson, Jr. has 14 years of service, C. Reynolds Thompson, III has two years of service, John N. Hughey has 16 years of service, and Robert A. Jackson has one year of service.

Employment Agreement

           Thomas H. Lowder, the chief executive officer of the Company, entered into an employment agreement with the Company in September 1993. This agreement provides for an initial term of three years, with automatic renewals for successive one year terms if neither party delivers notice of non-renewal at least six months prior to the next scheduled expiration date. The agreement provides for annual compensation of at least $275,000 and incentive compensation on substantially the same terms as set forth in the description of the Annual Incentive Plan. See "Report on Executive Compensation -- Annual Incentive Plan." The agreement includes provisions restricting Mr. Lowder from competing with the Company during employment and, except in certain circumstances, for two years after termination of employment. The employment agreement provides for certain severance payments in the event of disability or termination by the Company without cause or by the employee with cause.

                 EXECUTIVE COMPENSATION COMMITTEE INTERLOCKS AND

                              INSIDER PARTICIPATION


          None of the five members of the Executive Compensation Committee is an employee of the Company. As described below, M. Miller Gorrie, William M. Johnson and James K. Lowder, who are members of the Committee, own interests in certain entities that, during 1997, were parties to certain transactions involving the Company

          On July 1, 1998, the Company acquired the Shoppes at Mansell, a retail shopping center containing 20,900 square feet of gross leasable area, from Mr. Johnson and a partnership controlled by Mr. Johnson, for approximately $3.7 million. The Company paid the purchase price with 76,809 units of limited partnership interest in the Operating Partnership ("Units").

          Also on July 1, 1998, the Company acquired Mansell Overlook 200, a Class-A office building with 162,693 square feet of net rentable area and a 500-car parking facility, from a partnership controlled by Mr. Johnson for approximately $27.7 million. The Company paid the purchase price with 396,365 Units. By these two acquisitions, the Company completed the transactions by which it acquired Mr. Johnson's real estate portfolio, as contemplated by the 1997 merger between the Company and Mr. Johnson.

          On July 1, 1998, the Company acquired a 79.8% interest in Colonial Village at Haverhill, a multifamily property located in San Antonio, Texas, for a purchase price of $17.2 million. The remaining 20.2% interest was purchased by certain entities controlled by Mr. Gorrie for a purchase price of $4.3 million.

          On August 31, 1998, the Company acquired land known as 1800 International Park, from Polar BEK/Colonial Partnership II, a general partnership of which one of the two general partners is Equity Partners Joint Venture, a general partnership in which Messrs. J. Lowder, T. Lowder and their brother, Robert E. Lowder, are the sole general partners ("EPJV"), for $1.8 million. The Company paid the purchase price by issuing a promissory note payable to Polar BEK/Colonial Partnership II for the full amount of the purchase price.

          On October 7, 1998, the Company acquired land known as Colonial Grand at Promenade from Colonial Commercial Investments, Inc. ("CCI"), a corporation owned by Messrs. J. Lowder and T. Lowder for approximately $1.5 million. The Company paid the purchase price with 34,700 Units.

          On November 18, 1998, the Company acquired land known as Colonial Center at Research Park from CCI for approximately $1.0 million. The Company paid the purchase price with 36,647 Units.

          Brasfield & Gorrie General Contractors, Inc. ("B&G"), a corporation of which Mr. Gorrie is a shareholder and chairman of the board, was engaged during 1995 to construct the expansion of the Company's Macon Mall. The Company paid B&G a total of $0.4 million ($384,000 of which was then paid to unaffiliated subcontractors) during 1998 pursuant to this engagement. The Company had outstanding construction invoices and retainage payable to this company totaling $1.2 million at December 31, 1998.

          CCI has guaranteed indebtedness of a partnership accounted for by the Company under the equity method in the aggregate amount of $1.3 million as of December 31, 1998. The Company has indemnified CCI against any liability it may incur under this guarantee.

          The Management Corporation provided management and leasing services during 1998 to certain entities in which Messrs. J. Lowder, T. Lowder and R. Lowder have an interest. The aggregate amount of fees paid to the Management Corporation by such entities during 1998 was approximately $289,000. The Company owns a 99% economic interest in the Management Corporation but, due to limitations imposed by the IRS's REIT rules, owns only 1% of the voting stock. The remainder of the voting stock is held by members of the Lowder family.

          Colonial Insurance Company, a corporation indirectly owned by the Lowder family, provided insurance brokerage services for the Company during 1998. The aggregate amount paid by the Company to Colonial Insurance Company for these services for the year ended December 31, 1998, was approximately $131,000.

          The  Company  leased  space to  certain  entities  in which the Lowder
family  has  an  interest  and  received  rent  from  these  entities   totaling
approximately $1.0 million during 1998.

          The Company engaged Lowder Construction Company, Inc., of which Mr. J. Lowder serves as chairman of the board and which is indirectly owned by Mr. J. Lowder and T. Lowder, to serve as construction manager for ten multifamily development and expansion projects during 1998. The Company paid a total of $40.0 million ($37.3 million of which was then paid to unaffiliated subcontractors) for the construction of these development and expansion projects during 1998. The Company had outstanding construction invoices and retainage payable to Lowder Construction Company, Inc. totaling $4.3 million at December 31, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

           The following table sets forth information regarding the beneficial ownership of Common Shares as of March 10, 1999 for (1) each person known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Shares, (2) each trustee of the Company and each Named Executive Officer and (3) the trustees and executive officers of the Company as a group. Each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. References in the table to "Units" are to units of limited partnership interest in the Operating Partnership. Units owned by a person named in the table are included in the "Number of Common Shares" column because such Units are redeemable, at the option of the holder, for cash equal to the value of an equal number of Common Shares or, at the election of the Company, for an equal number of Common Shares. Because of limitations on ownership of Common Shares imposed by the Company's Declaration of Trust, none of the Lowder brothers nor Mr. Ripps could in fact redeem all of his Units for Common Shares without divesting a substantial number of Common Shares in connection with the redemption. The extent to which a person holds Units as opposed to Common Shares is set forth in the footnotes.

                                                                              Percent of
                                 Number of                      Percent of      Common
Name and Business Address         Common                          Common        Shares
of Beneficial Owner               Shares                        Shares (1)     and Units(2)
--------------------              -------                       ----------    ------------

Thomas H. Lowder                 3,285,819              (3)         11.20%       8.90%
Colonial Plaza, Suite 750
2101 Sixth Avenue North
Birmingham, Alabama 35203

James K. Lowder                  3,250,950              (4)         11.10%       8.80%
2000 Interstate Parkway
Suite 400
Montgomery, Alabama 36104

Robert E. Lowder                 1,848,161              (5)          6.60%       5.00%
One Commerce Street
Montgomery, Alabama 36104

Ohio PERS                        1,435,000              (6)          5.50%       3.90%
277 East Town Street
Columbus, OH  43215

Carl F. Bailey                      36,442              (7)           *             *

M. Miller Gorrie                   289,346              (8)          1.10%          *

William M. Johnson               1,049,853              (9)          3.80%       2.80%

Herbert A. Meisler                 541,934             (10)          1.90%       1.50%

Claude B. Nielsen                   21,000             (11)           *             *

Harold W. Ripps                  1,925,896             (12)          6.80%       5.20%
1094 Greystone Crest
Birmingham, AL 35242

Donald T. Senterfitt                21,000             (11)           *             *

Howard B. Nelson, Jr                41,550                            *             *

C. Reynolds Thompson III             3,791             (14)           *             *

John N. Hughey                      18,494             (14)           *             *

Robert A. Jackson                    4,570             (14)           *             *

All executive officers and
     trustees as a group
     (16 persons)                8,705,867             (15)         25.40%(16)   23.40%(17)

           *         Less than 1%

(1) For purposes of this calculation, the number of Common Shares deemed outstanding includes 26,314,504 Common Shares currently outstanding and the number of Common Shares issuable to the named person(s) upon redemption of Units or upon the exercise of options exercisable within 60 days.

(2) For purposes of this calculation, the number of Common Shares and Units deemed outstanding includes 26,314,504 Common Shares currently outstanding, 10,610,321 Units currently outstanding (excluding Units held by the Company), and the number of Common Shares issuable to the named person(s) upon the exercise of options exercisable within 60 days.

(3) The total includes 68,689 shares owned by Thomas Lowder, 175,296 shares owned by Colonial Commercial Investments, Inc. ("CCI"), a corporation owned equally by Thomas and James Lowder, 61,574 shares owned by Equity Partners Joint Venture ("EPJV"), a general partnership of which Thomas, James and Robert Lowder are the sole general partners, 9,457 shares owned pursuant to the Company's 401(k) plan, 4,000 shares held in trust for the benefit of Thomas Lowder's children and 58,502 shares subject to options exercisable within 60 days. In addition, the total includes 538,211 Units owned by Thomas Lowder, 1,356,919 Units owned by CCI, 1,012,976 Units owned by EPJV and 195 Units held in trust for the benefit of Thomas Lowder's children. Shares and Units owned by CCI are reported twice in this table, once as beneficially owned by Thomas Lowder and again as beneficially owned by James Lowder. Shares and Units owned by EPJV are reported three times in this table, as beneficially owned by each of the Lowder brothers.

(4) The total includes 54,020 shares owned by James Lowder, 175,296 shares owned by CCI, 61,574 shares owned by EPJV, 19,200 shares owned by James K. Lowder as custodian for his children, 11,252 shares owned pursuant to the Company's 401(k) plan and 20,000 shares subject to options exercisable within 60 days and 1,307 shares owned pursuant to the Company's Non-Employee Trustee Share Plan. In addition, the total includes 538,211 Units owned by James Lowder, 1,356,919 Units owned by CCI, 1,012,976 Units owned by EPJV and 195 Units held in trust for the benefit of James Lowder's children.

(5) The total includes 61,574 shares owned by EPJV and 5,000 shares subject to options exercisable within 60 days. In addition, the total includes 737,201 Units owned by Robert Lowder, 1,012,976 Units owned by EPJV and 195 Units held in trust for the benefit of Robert Lowder's children.

(6) Based on a Schedule 13G filed with the SEC, reflecting beneficial ownership as of December 31, 1998.

(7) Includes 1,000 shares owned by Mr. Bailey's spouse and 20,000 shares subject to options exercisable within 60 days.

(8) Includes 60,422 shares owned by Brasfield & Gorrie, Inc., a corporation controlled by Mr. Gorrie, 52,961 shares owned by Brasfield & Gorrie General Contractor, Inc., a corporation controlled by Mr. Gorrie, 26,000 shares held in an account for Mr. Gorrie's aunt and over which Mr. Gorrie shares voting and investment power, 2,300 shares held in trust for Mr. Gorrie's brother, 10,000 shares subject to options exercisable within 60 days and 115,167 units owned by B&G Properties.

(9) Includes 564,262 Units owned by Mr. Johnson, 396,365 Units owned by William M. Johnson Investments II, LLLP, en entity controlled by Mr. Johnson, 74,505 Units owned by William M. Johnson Investments I, LLLP, an entity controlled by Mr. Johnson, 12,706 Units owned by Mr.
          Johnson's spouse and 348 Units owned by VRS Corp. I, an entity controlled by Mr. Johnson. Also includes 1,667 shares subject to options exercisable within 60 days.

(10) Includes 10,000 shares subject to options exercisable within 60 days and 526,934 Units owned by Meisler Enterprises L.P., a limited partnership of which Mr. Meisler and his wife are the sole partners.

(11)      Includes 20,000 shares subject to options exercisable within 60 days.

(12) Includes 6,667 shares subject to options exercisable within 60 days and 1,908,380 Units.

(13) Includes 369 Units. Mr. Nelson also owns 400 shares of the Company's Series A Cumulative Redeemable Preferred Shares, representing less than 1.0% of the series outstanding.

(14) Includes, for Messrs. Nelson, Thompson, Hughey and Jackson, respectively, 4,634, 99, 442, and 0 shares held pursuant to the Company's 401(k) plan and 25,077, 1,667, 11,868 and 3,334 shares subject to options exercisable within 60 days.

(15) Includes 684,927 Common Shares, 7,783,139 Units and 237,801 Common Shares subject to options exercisable within 60 days. Shares and Units held by CCI and EPJV have been counted only once for this purpose.

(16) For purposes of this calculation, the number of Common Shares deemed outstanding includes 26,314,504 Common Shares outstanding as of March 10, 1999, 7,783,139 Units reported as beneficially owned by Thomas H. Lowder, James K. Lowder, Mr. Ripps, Mr. Meisler, Mr. Johnson, Mr. Gorrie and Mr. Nelson, and 237,801 Common Shares subject to options exercisable within 60 days.

(17) For purposes of this calculation, the number of Common Shares and Units deemed outstanding is described in note 2 to this table and includes 237,801 Common Shares subject to options exercisable within 60 days.


Item 13.  Certain Relationships and Related Transactions.

           The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Executive Compensation Committee Interlocks and Insider Participation" and "Certain Transactions."

                                     Part IV

Item 14.  Exhibits, Financial Schedules, and Reports on Form 8-K.

14(a)(1) and (2)  Financial Statements and Schedules

         Index to Financial Statements and Financial Statement Schedules

Financial Statements:

           The following  financial  statements of CRLP are included in Part II,
           Item 8 of this report:

           Report of Independent Accountants

           Consolidated Balance Sheets as of December 31, 1998 and 1997

           Consolidated Statements of Income for the years ended
           December 31, 1998, 1997, and 1996

           Consolidated Statements of Partner's Capital for the years ended December 31, 1998, 1997, and 1996

           Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996

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

14(a)(3)   Exhibits

              * 3.1         Declaration of Trust of Company.
              * 3.2         Bylaws of the Company.
            ** 10.1         Second Amended and Restated Agreement of Limited
                            Partnership of the Operating Partnership,as amended.
             +              10.2.1  Registration  Rights and  Lock-Up  Agreement
                            dated September 29, 1993,  among the Company and the
                            persons named therein.
         (PSI) 10.2.2       Registration Rights and Lock-Up Agreement dated
                            March 25, 1997, among the Company and the persons
                            named therein. (EDGAR Version Only)
         (PSI) 10.2.3       Registration Rights and Lock-Up Agreement dated
                            November 4, 1994, among the Company and the persons
                            named therein. (EDGAR Version Only)
         (PSI) 10.2.4       Registration Rights and Lock-Up Agreement dated
                            August 20, 1997, among the Company and the persons
                            named therein. (EDGAR Version Only)
         (PSI) 10.2.5       Registration Rights and Lock-Up Agreement dated
                            November 1, 1997, among the Company and the persons
                            named therein. (EDGAR Version Only)
         (PSI) 10.2.6       Registration Rights and Lock-Up Agreement dated
                            July 1, 1997, among the Company and the persons
                            named therein. (EDGAR Version Only)
         (PSI) 10.2.7       Registration Rights and Lock-Up Agreement dated
                            July 1, 1996, among the Company and the persons
                            named therein. (EDGAR Version Only)
               10.2.8       Registration Rights and Lock-Up Agreement dated
                            February 23, 1999, among the Company Belcrest
                            Realty Corporation, and Belair Real Estate
                            Corporation. (EDGAR Version Only)
               10.2.9       Registration Rights and Lock-Up Agreement dated
                            July 1, 1998, among the Company and the persons
                            named therein. (EDGAR Version Only)
              10.2.10       Registration Rights and Lock-Up Agreement dated
                            July 31, 1997, among the Company and the persons
                            named therein. (EDGAR Version Only)
              10.2.11       Registration Rights and Lock-Up Agreement dated
                            November 18, 1998, among the Company and the persons
                            named therein. (EDGAR Version Only)
              10.2.12       Registration Rights and Lock-Up Agreement dated
                            December 24, 1994, among the Company and the persons
                            named therein. (EDGAR Version Only)
            + 10.6++        Employment Agreement between the Company and
                            Thomas H. Lowder.
            + 10.7++        Officers and Trustees Indemnification Agreement.
            + 10.8          Partnership Agreement of the Management Partnership.
           ** 10.9          Articles of Incorporation of the Management
                            Corporation, as amended.
            + 10.10         Bylaws of the Management Corporation.
           ++ 10.11         Credit Agreement between the Colonial Realty Limited
                            Partnership     and     SouthTrust     Bank,National
                            Association,  AmSouth Bank,  N.A., Wells Fargo Bank,
                            National  Association,  Wachovia Bank,  N.A.,  First
                            National Bank of Commerce, N.A., and PNC Bank, Ohio,
                            National Association dated July 10, 1997 and related
                            promissory notes.
              10.11.1       Amendment to Credit Agreement dated July 10, 1998.
              10.11.2       Second Amendment to Credit Agreement dated
                            August 21,1998.
            + 10.12 ++      Annual Incentive Plan.
          ++++10.13         Indenture  dated as of July 22, 1996, by and between
                            Colonial  Realty  Limited  Partnership  and  Bankers
                            Trust Company, as amended.
              10.13.1       First Supplemental  Indenture dated as of
                            December 31, 1998 by and between Colonial Realty
                            Limited  Partnership  and Bankers Trust Company,
                            as amended.
              21.1          List of Subsidiaries
              23.1          Consent of PricewaterhouseCoopers L.L.P.
              27            Financial Data Schedules (EDGAR Version Only)

--------------------

* Incorporated by reference to the Annexes to Colonial's Proxy Statement dated September 1, 1995.
** Incorporated by reference to the same titled and number exhibit in Colonial's Annual Report on Form 10-K dated December 31, 1994.
+        Incorporated  by  reference  to the same  titled  and  numbered exhibit  in Colonial's Registration Statement on Form S-11,
         No. 33-65954.
++ Management contract or compensatory plan required to be filed pursuant to Item 14(c) of Form 10-K.
++ Incorporated by reference to the same titled and number exhibit in CRLP's Quarterly Report on Form 10-Q dated June 30, 1997.
++++ Incorporated by reference to (i) Exhibit D to the Form 8-K dated July 19, 1996, filed by Colonial Realty Limited Partnership, and (ii) Exhibit B to the Form 8-K dated December 6, 1996, filed by Colonial Realty Limited Partnership.
(PSI) Incorporated by reference to the same titled and number exhibit in the Company's Annual Report on Form 10-K dated December 31, 1997.
(PI) Incorporated by reference to Exhibit 99.1 to Colonial's Registration Statement on Form S-8, No. 333-60333.
+/-      Incorporated by reference to Colonial's Registration Statement on
         Form S-8, No. 333-27203.
+/-+/-   Incorporated by reference to Colonial's Registration Statement on
         Form S-8, No. 333-27205.
(OMEGA)  Incorporated by reference to Colonial's Registration Statement on
         Form S-8, No. 333-27201.

14(b)   Reports on Form 8-K

        Reports on Form 8-K filed during the last quarter of 1998: Form 8-K dated October 26, 1998 reported the authorization of the Form of Rights Agreement between the Company and BankBoston N.A. under Item 5, "Other Events".

14(c)   Exhibits

                     The list of Exhibits filed with this report is set forth in response to Item 14(a)(3).

14(d)   Financial Statements

        None.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1999.

                                             COLONIAL REALTY LIMITED PARTNERSHIP
                                                  a Delaware limited partnership


                                                    By: /s/ Howard B. Nelson Jr.
                                                        ------------------------
                                                           Howard B. Nelson, Jr.
                                                         Chief Financial Officer


           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and the capacities indicated on March 30, 1999.

     Signature


/s/ Thomas H. Lowder                       Chairman of the Board, President,
--------------------------                 and Chief Executive Officer
Thomas H. Lowder

/s/ Howard B. Nelson, Jr.                  Chief Financial Officer
--------------------------
Howard B. Nelson, Jr.

/s/ Kenneth E. Howell                      Senior Vice President-Chief
--------------------------                 Accounting Officer
Kenneth E. Howell

/s/ Carl F. Bailey                         Trustee
--------------------------
Carl F. Bailey

/s/ M. Miller Gorrie                       Trustee
--------------------------
M. Miller Gorrie

/s/ William M. Johnson                     Trustee
--------------------------
William M. Johnson

/s/ James K. Lowder                        Trustee
--------------------------
James K. Lowder

/s/ Herbert A. Meisler                     Trustee
--------------------------
Herbert A. Meisler

/s/ Claude B. Nielsen                      Trustee
--------------------------
Claude B. Nielsen

/s/ Harold W. Ripps                        Trustee
--------------------------
Harold W. Ripps

/s/ Donald T. Senterfitt                   Trustee
--------------------------
Donald T. Senterfitt

                                  SCHEDULE III
                      COLONIAL REALTY LIMITED PARTNERSHIP
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                               December 31, 1998



                                                       Initial Cost to                  Cost                   Gross Amount at Which
                                                            Company                Capitalized            Carried at Close of Period
                                                                   Buildings and   Subsequent to                       Buildings and
Description                       Encumbrances         Land         Improvements   Acquisition          Land            Improvements
------------------------------   -------------   --------------   --------------   --------------   --------------   ---------------

S-1
Multifamily:
CG at Barrington                        $ -0-   $   880,000   $ 8,605,143   $   168,569   $   880,000   $ 8,773,712   $ 9,653,712
CG at Bayshore                            -0-     2,044,100           -0-    18,885,484     1,265,561    19,664,023    20,929,584
CG at Carrollwood                   6,230,000     1,464,000    10,657,840       887,864     1,464,000    11,545,704    13,009,704
CG at Edgewater                           -0-     1,540,000    12,671,606       560,342     1,540,000    13,231,948    14,771,948
CG at Gainesville                         -0-     3,360,000    24,173,649     3,304,425     3,361,850    27,476,224    30,838,074
CG at Galleria                     22,400,000     4,600,000    39,078,925     2,318,735     4,600,000    41,397,660    45,997,660
CG at Galleria II                         -0-       758,439     7,902,382        26,890       758,439     7,929,272     8,687,711
CG at Galleria Woods                7,101,608     1,220,000    12,480,949       347,858     1,220,000    12,828,807    14,048,807
CG at Heathrow                            -0-     2,560,661    17,612,990       379,575     2,560,661    17,992,565    20,553,226
CG at Hunter's Creek                      -0-     3,949,850           -0-    29,885,576     4,725,936    29,109,490    33,835,426
CG at Inverness Lakes                     -0-       641,334     8,873,906     2,683,421       641,334     7,684,466     8,325,800
CG at Kirkman                             -0-     2,220,000    21,747,240       885,192     2,220,000    22,632,432    24,852,432
CG at Mountain Brook               11,929,545     1,960,000    21,181,118     1,125,328     1,960,000    22,306,446    24,266,446
CG at Natchez Trace                10,896,842     1,312,000    16,568,050       176,568     1,312,000    16,744,618    18,056,618
CG at Palm Aire                           -0-     1,488,000    13,515,075       292,594     1,489,500    13,806,169    15,295,669
CG at Palma Sola                          -0-     1,479,352           -0-    12,571,483     1,479,352    12,571,483    14,050,835
CG at Ponte Vedra                         -0-     1,440,000    10,038,593       948,276     1,440,000    10,986,869    12,426,869
CG at Research Park                12,775,000     3,680,000    29,322,067     1,054,756     3,680,000    30,376,823    34,056,823
CG at Riverchase                          -0-     2,340,000    25,248,548     1,105,212     2,340,000    26,353,760    28,693,760
CG at Spring Creek                        -0-     1,184,000    13,243,975       319,662     1,184,000    13,563,637    14,747,637
CG at Wesleyan                            -0-       720,000    12,760,587        40,537       720,000    12,801,124    13,521,124
Colony Park                               -0-       409,401     4,345,599       404,085       409,406     4,749,680     5,159,085
CV at Ashford Place                       -0-       537,600     5,839,838       142,174       537,600     5,982,012     6,519,612
CV at Ashley Plantation                   -0-     1,160,000    12,540,387       115,604     1,160,000    12,655,991    13,815,991
CV at Cahaba Heights                3,607,835       625,000     6,548,683       177,084       625,000     6,725,767     7,350,767
CV at Caledon Wood                        -0-     2,100,000    19,482,210       251,926     2,100,000    19,734,136    21,834,136
CV at Cordova                             -0-       134,000     3,986,304       393,665       134,000     4,379,969     4,513,969
CV at Haverhill                           -0-     1,771,000    19,749,176        18,546     1,771,000    19,767,722    21,538,722
CV at Hillcrest                           -0-       332,800     4,310,671       227,385       332,800     4,538,056     4,870,856
CV at Hillwood                      4,845,000       511,700     5,508,300       381,894       511,700     5,890,194     6,401,894
CV at Huntleigh Woods                     -0-       745,600     4,908,990       750,730       745,600     5,659,720     6,405,320
CV at Inverness                     9,900,000     1,713,668    10,352,151       132,842     1,713,668    10,484,993    12,198,661
CV at Inverness II/III                    -0-       635,819     5,927,265     8,381,975       635,819    14,309,240    14,945,059
CV at Inverness Lakes               5,583,333       735,080     7,254,920     1,807,530       735,080     9,062,450     9,797,530
CV at Lake Mary                           -0-     2,145,480           -0-    19,409,367     3,634,094    17,920,753    21,554,847
CV at McGehee Place                       -0-       795,627           -0-    17,163,015       842,321    17,116,321    17,958,642
CV at Monte D'Oro                         -0-     1,000,000     6,994,227     1,326,469     1,000,000     8,320,696     9,320,696
CV at North Ingle                         -0-       497,574     4,122,426       406,424       497,574     4,528,850     5,026,424
CV at Oakleigh                            -0-       880,000     9,685,518       200,802     1,024,334     9,741,986    10,766,320
CV at River Hills                         -0-    15,319,754     7,474,784    11,171,763     2,551,154    31,415,147    33,966,301
CV at Rocky Ridge                   7,245,000       644,943     8,325,057       499,329       644,943     8,824,386     9,469,329
CV at Stockbridge                         -0-       960,000    11,975,947       382,176       960,000    12,358,123    13,318,123
CV at Timothy Woods                       -0-     1,020,000    11,910,546        82,777     1,020,000    11,993,323    13,013,323
CV at Trussville                          -0-     1,504,000    18,800,253       871,867     1,504,000    19,672,120    21,176,120
CV at Vernon Marsh                  3,400,000       960,984     3,511,596     3,149,558       960,984     6,661,154     7,622,138
CV at Walton Way                          -0-     1,024,000     7,877,766       104,791     1,024,000     7,982,557     9,006,557
CV at White Bluff                   4,500,000       699,128     4,920,872       330,315       699,128     5,251,187     5,950,315
Patio I, II & III                         -0-       249,876     3,305,124     1,945,935       366,717     5,134,218     5,500,935
Ski Lodge - Tuscaloosa                    -0-     1,064,000     6,636,685       880,414     1,064,000     7,517,099     8,581,099

S-2
Retail:
Abingdon Town Centre                       -0-     2,051,250     6,687,616        66,883     2,051,250     6,754,499     8,805,749
Colonial Mall Auburn-Opelika               -0-       103,480           -0-    15,553,538       723,715    14,933,303    15,657,018
Colonial Shoppes Bardmoor                  -0-     1,989,019     9,047,663       105,743     2,143,152     8,999,273    11,142,425
Colonial Promenade Bear Lake               -0-     2,134,440     6,551,683        94,660     2,134,440     6,646,343     8,780,783
Beechwood Shopping Center                  -0-     2,565,550    19,647,875       786,371     2,565,550    20,434,246    22,999,796
Bel Air Mall                               -0-     7,517,000    81,585,057           -0-     7,517,000    81,585,057    89,102,057
Colonial Shoppes Bellwood                  -0-       330,000           -0-     3,209,650       330,000     3,209,650     3,539,650
Briarcliffe Mall                           -0-     9,099,972    33,663,654        12,953     9,099,972    33,676,607    42,776,579
Britt David Shopping Center                -0-     1,755,000     4,951,852         1,194     1,755,000     4,953,046     6,708,046
Brookwood Village                          -0-     8,136,700    24,435,002     1,673,055     8,136,700    26,108,057    34,244,757
Colonial Promenade Burnt Store             -0-     3,750,000     8,198,677        83,847     3,750,000     8,282,524    12,032,524
Colonial Promenade Tuskawilla              -0-     3,659,040     6,783,697       113,066     3,659,040     6,896,763    10,555,803
Colonial Mall Decatur                      -0-     3,262,800    23,636,229     1,566,670     3,262,800    25,202,899    28,465,699
Colonial Mall Gadsden                      -0-       639,577           -0-    19,561,774       639,577    19,561,774    20,201,351
Glynn Place Mall                           -0-     3,588,178    22,514,121     1,054,761     3,588,178    23,568,882    27,157,060
Holly Hill Mall                            -0-     4,120,000    25,632,587       393,711     4,120,000    26,026,298    30,146,298
Colonial Promenade Hunter's Creek   10,089,395     4,181,760    13,023,401       151,399     4,181,760    13,174,800    17,356,560
Lakeshore Mall                             -0-     4,646,300    30,973,239     2,076,687     4,646,300    33,049,926    37,696,226
Lakewood Plaza                             -0-     2,984,522    11,482,512     1,900,323     2,984,522    13,382,835    16,367,357
Macon Mall                                 -0-     1,684,875           -0-    91,501,975     5,591,743    87,595,107    93,186,850
Mayberry Mall                        3,350,078       862,500     3,778,590       133,806       862,500     3,912,396     4,774,896
Colonial Shoppes McGehee                   -0-       197,152           -0-     3,954,077       197,152     3,954,077     4,151,229
Colonial Promenade Montgomery       10,810,000     3,788,913    11,346,754     1,200,517     4,332,432    12,003,752    16,336,184
Colonial Promenade Montgomery Nor          -0-     2,400,000     5,664,858       560,392     2,400,000     6,225,250     8,625,250
Northdale Court                            -0-     3,059,760     8,054,090       850,077     3,059,760     8,904,167    11,963,927
Old Springville Shopping Center            -0-       272,594           -0-     3,364,134       277,975     3,358,753     3,636,728
Olde Town Shopping Village                 -0-       343,325           -0-     2,470,994       343,325     2,470,994     2,814,319
Colonial Shoppes Paddock Park              -0-     1,532,520     3,754,879       110,214     1,532,520     3,865,093     5,397,613
Quaker Village                             -0-       931,000     7,901,874       163,198       931,000     8,065,072     8,996,072
Rivermont Shopping Center            1,693,400       515,250     2,332,486       128,741       515,250     2,461,227     2,976,477
Colonial Shoppes Inverness                 -0-     1,680,000     1,387,055        93,216     1,680,000     1,480,271     3,160,271
Shoppes at Mansell                         -0-       600,000     3,089,565        21,041       600,000     3,110,606     3,710,606
Stanly Plaza                               -0-       450,000     1,657,870        58,196       450,000     1,716,066     2,166,066
Staunton Mall                              -0-     2,895,000    15,083,542       254,735     2,895,000    15,338,277    18,233,277
Colonial Promenade University Par   14,445,000     6,946,785    20,104,517       414,563     6,946,785    20,519,080    27,465,865
Valdosta Mall                              -0-     5,377,000    30,239,796       857,786     5,377,000    31,097,582    36,474,582
Village at Roswell Summit            1,628,831       450,000     2,563,642       126,073       450,000     2,689,715     3,139,715
Colonial Promenade Wekiva                  -0-     2,817,788    15,302,375       127,375     2,817,788    15,429,750    18,247,538
Colonial Promenade Winter Haven            -0-     1,768,586     3,928,903     4,574,790     4,045,045     6,227,234    10,272,279
Yadkin Town Center                         -0-     1,080,000     1,224,136     3,211,391     1,080,000     4,435,527     5,515,527

S-3
Office:
250 Commerce Street                        -0-        25,000       200,200     2,280,668        25,000     2,480,868     2,505,868
AmSouth Center                             -0-       764,961           -0-    18,150,464       764,961    18,150,464    18,915,425
Colonial Plaza                             -0-     1,001,375    12,381,023       228,170     1,001,375    12,609,193    13,610,568
Concourse Center                           -0-     4,875,000    25,702,552        42,002     4,875,000    25,744,554    30,619,554
Independence Plaza                         -0-     1,505,000     6,018,476       180,678     1,505,000     6,199,154     7,704,154
International Park                   1,967,410     1,279,355     5,668,186       150,575     1,279,355     5,818,761     7,098,116
Interstate Park                      4,208,107     1,125,990     7,113,558     8,924,443     1,125,988    16,038,003    17,163,991
Lakeside Office Park                       -0-       423,451     8,313,291       235,247       423,451     8,548,538     8,971,989
Mansell Office Park                 31,296,233     4,540,000    71,712,971       954,671     4,540,000    72,667,642    77,207,642
P&S Building                               -0-       104,089       558,646       214,930       104,089       773,576       877,665
Perimeter Corporate Park             5,536,731     1,422,169    18,377,648       261,614     1,422,169    18,639,262    20,061,431
Progress Center                            -0-       521,037    14,710,851       683,654       521,037    15,394,505    15,915,542
Riverchase Center                    8,238,096     1,916,727    22,091,651     1,074,586     1,916,727    23,166,237    25,082,964
Shades Brook Building                      -0-       873,000     2,240,472           -0-       873,000     2,240,472     3,113,472
University Park                            -0-       396,960     2,971,049     1,644,998       396,960     4,616,047     5,013,007

Active Development Projects:

CG at Citrus Park                          -0-     1,223,652           -0-     8,258,914     1,223,652     8,258,914     9,482,566
CG at Cypress Crossing                     -0-     1,942,202           -0-    17,233,557     1,942,202    17,233,557    19,175,759
CG at Edgewater II                         -0-       999,221           -0-    11,487,365       999,221    11,487,365    12,486,586
CG at Heather Glen                         -0-     3,836,003           -0-     5,964,285     3,836,003     5,964,285     9,800,288
CG at Inverness Lakes II                   -0-       477,259           -0-     8,360,459       477,259     8,360,459     8,837,718
CG at Lakewood Ranch                       -0-     1,831,987           -0-    16,007,271     1,831,987    16,007,271    17,839,258
CG at Liberty Park                         -0-     2,115,340           -0-       808,388     2,115,340       808,388     2,923,728
CG at Promenade                            -0-     1,536,313           -0-     2,783,611     1,536,313     2,783,611     4,319,924
CG at Research Park II                     -0-         3,538           -0-        51,299         3,538        51,299        54,837
CG at Ridgeland                            -0-     1,025,720           -0-       428,564     1,025,720       428,564     1,454,284
CG at Wesleyan II                          -0-       550,991           -0-     5,393,690       550,991     5,393,690     5,944,681
CV at Ashley Plantation II                 -0-     1,383,770           -0-     1,565,180     1,383,770     1,565,180     2,948,950
CV at Madison                              -0-     1,695,369           -0-     2,995,140     1,695,369     2,995,140     4,690,509
CV at McGehee Place                        -0-        60,438           -0-        53,018        60,438        53,018       113,456
Colonial Promenade Trussville              -0-     4,199,186           -0-     1,121,816     4,285,842     1,035,160     5,321,002
1800 International Park                    -0-     1,793,000           -0-     2,156,857     3,949,857           -0-     3,949,857
Colonial Center at Research Park -0-               1,000,000           -0-       373,238     1,373,238           -0-     1,373,238
Other Miscellaneous Projects               -0-           -0-           -0-     1,470,351           -0-     1,470,351     1,470,351

Unimproved Land:
Briarcliffe Mall                           -0-     1,433,596           -0-           -0-     1,433,596           -0-     1,433,596
Valdosta Mall                              -0-       975,506           -0-           -0-       975,506           -0-       975,506
McGehee Place Land                     668,364       436,471           -0-           -0-       436,471           -0-       436,471
North Heathrow Land                        -0-     9,553,734           -0-     2,167,333     9,553,734     2,167,333    11,721,067


                                 =============   ===========   ===========   ===========   ===========   ===========   ===========
                                 $ 204,345,808  $246,033,816$1,186,268,309  $435,369,401  $245,185,945$1,618,612,721$1,863,798,665
                                 =============   ===========   ===========   ===========   ===========   ===========   ===========

(INFORMATION CONTINUED FROM PREVIOUS TABLE)

                            SCHEDULE III, CONTINUED
                      COLONIAL REALTY LIMITED PARTNERSHIP
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998


                                                                Date
                                                              Acquired/
                                 Accumulated       Date       Placed In   Depreciable
Description                     Depreciation     Completed     Service    Lives-Year
-------------------------------------------------------------------------------------
S-1
Multifamily:
CG at Barrington                 $  790,514         1996         1996     7-40 Years
CG at Bayshore                    1,196,831         1997   1985/97/98     7-40 Years
CG at Carrollwood                 2,062,188         1966         1994     7-40 Years
CG at Edgewater                   2,289,403         1990         1994     7-40 Years
CG at Gainesville                 4,318,899   1989/93/94         1994     7-40 Years
CG at Galleria                    4,278,059         1986         1994     7-40 Years
CG at Galleria II                   679,141         1996         1996     7-40 Years
CG at Galleria Woods              1,206,846         1994         1996     7-40 Years
CG at Heathrow                    1,586,655         1997      1994/97     7-40 Years
CG at Hunter's Creek              1,632,756         1996         1996     7-40 Years
CG at Inverness Lakes               994,984         1996         1996     7-40 Years
CG at Kirkman                     3,272,298         1991         1994     7-40 Years
CG at Mountain Brook              1,549,053      1987/91         1996     7-40 Years
CG at Natchez Trace                 830,133      1995/97         1997     7-40 Years
CG at Palm Aire                   2,229,216         1991         1994     7-40 Years
CG at Palma Sola                  4,054,758         1992         1992     7-40 Years
CG at Ponte Vedra                 1,388,793         1988         1994     7-40 Years
CG at Research Park               3,760,816      1987/94         1994     7-40 Years
CG at Riverchase                  3,067,215      1984/91         1994     7-40 Years
CG at Spring Creek                1,267,969      1992/94         1996     7-40 Years
CG at Wesleyan                      668,831         1997      1996/97     7-40 Years
Colony Park                         665,854         1975         1993     7-40 Years
CV at Ashford Place                 414,703         1983         1996     7-40 Years
CV at Ashley Plantation             297,331         1997         1998     7-40 Years
CV at Cahaba Heights                559,259         1992         1996     7-40 Years
CV at Caledon Wood                  844,822      1995/96         1997     7-40 Years
CV at Cordova                     2,337,725         1983         1983     7-40 Years
CV at Haverhill                     227,776         1998         1998     7-40 Years
CV at Hillcrest                     319,714         1981         1996     7-40 Years
CV at Hillwood                      797,130         1984         1993     7-40 Years
CV at Huntleigh Woods               655,991         1978         1994     7-40 Years
CV at Inverness                   1,503,594   1986/87/90   1986/87/90     7-40 Years
CV at Inverness II/III            3,049,894         1997         1997     7-40 Years
CV at Inverness Lakes             1,045,135      1983/96         1993     7-40 Years
CV at Lake Mary                   4,252,705      1991/95      1991/95     7-40 Years
CV at McGehee Place               4,266,205      1986/95      1986/95     7-40 Years
CV at Monte D'Oro                   913,566         1977         1994     7-40 Years
CV at North Ingle                   630,407         1983         1983     7-40 Years
CV at Oakleigh                      532,147         1997         1997     7-40 Years
CV at River Hills                 3,860,203         1985         1998     7-40 Years
CV at Rocky Ridge                 1,134,717         1984         1993     7-40 Years
CV at Stockbridge                 1,835,157      1993/94         1994     7-40 Years
CV at Timothy Woods                 637,961         1996         1997     7-40 Years
CV at Trussville                  1,200,635      1996/97         1997     7-40 Years
CV at Vernon Marsh                1,685,612      1986/87      1986/93     7-40 Years
CV at Walton Way                     83,691      1970/88         1998     7-40 Years
CV at White Bluff                   713,076         1986         1993     7-40 Years
Patio I, II & III                   699,322   1966/83/84   1994/93/93     7-40 Years
Ski Lodge - Tuscaloosa              866,439      1976/92         1994     7-40 Years

S-2
Retail:

Abingdon Town Centre                202,618      1987/96         1997     7-40  Years
Colonial Mall Auburn-Opelika      8,286,927   1973/84/89   1973/84/89     7-40  Years
Colonial Shoppes Bardmoor           545,346         1981         1996     7-40  Years
Colonial Promenade Bear Lake        607,055         1990         1995     7-40  Years
Beechwood Shopping Center           923,225      1963/92         1997     7-40  Years
Bel Air Mall                         12,114   1966/90/97         1998     7-40  Years
Colonial Shoppes Bellwood         1,039,508         1988         1988     7-40  Years
Briarcliffe Mall                  2,017,547         1986         1996     7-40  Years
Britt David Shopping Center         515,845         1990         1994     7-40  Years
Brookwood Village                 1,164,788      1973/91         1997     7-40  Years
Colonial Promenade Burnt Store      935,279         1990         1994     7-40  Years
Colonial Promenade Tuskawilla       610,478         1990         1995     7-40  Years
Colonial Mall Decatur             2,262,361      1979/89         1993     7-40  Years
Colonial Mall Gadsden             9,004,107      1974/91         1974     7-40  Years
Glynn Place Mall                    784,516         1986         1997     7-40  Years
Holly Hill Mall                     791,409   1969/86/94         1997     7-40  Years
Colonial Promenade Hunter's Creek   811,823      1993/95         1996     7-40  Years
Lakeshore Mall                    1,148,848      1984-87         1997     7-40  Years
Lakewood Plaza                      375,609         1995         1997     7-40  Years
Macon Mall                       18,411,197   1975/88/97      1975/88     7-40  Years
Mayberry Mall                       115,584      1968/86         1997     7-40  Years
Colonial Shoppes McGehee          1,265,015         1986         1986     7-40  Years
Colonial Promenade Montgomery     2,431,972         1990         1993     7-40  Years
Colonial Promenade Montgomery Nor   148,361         1997         1995     7-40  Years
Northdale Court                     642,677         1988         1995     7-40  Years
Old Springville Shopping Center   2,700,536         1982         1982     7-40  Years
Olde Town Shopping Village          699,057      1978/90      1978/90     7-40  Years
Colonial Shoppes Paddock Park       312,079         1988         1995     7-40  Years
Quaker Village                      265,428   1968/88/97         1997     7-40  Years
Rivermont Shopping Center            69,521      1986/97         1997     7-40  Years
Colonial Shoppes Inverness           69,468         1984         1997     7-40  Years
Shoppes at Mansell                   32,183      1996/97         1998     7-40  Years
Stanly Plaza                         52,617      1987/96         1997     7-40  Years
Staunton Mall                       452,286   1969/86/97         1997     7-40  Years
Colonial Promenade University Par 6,331,114      1986/89         1993     7-40  Years
Valdosta Mall                     1,054,291      1982-85         1997     7-40  Years
Village at Roswell Summit            66,061         1988         1997     7-40  Years
Colonial Promenade Wekiva           913,009         1990         1996     7-40  Years
Colonial Promenade Winter Haven     485,229         1986         1995     7-40  Years
Yadkin Town Center                  102,084      1971/97         1997     7-40  Years

S-3
Office:

250 Commerce Street               2,326,569      1904/81         1980     7-40  Years
AmSouth Center                    6,108,744         1990         1990     7-40  Years
Colonial Plaza                      339,665         1982         1997     7-40  Years
Concourse Center                    270,075      1981/85         1998     7-40  Years
Independence Plaza                  143,234         1979         1998     7-40  Years
International Park                  246,545      1987/89         1997     7-40  Years
Interstate Park                   4,822,534   1982-85/89   1982-85/89     7-40  Years
Lakeside Office Park                342,092      1989/90         1997     7-40  Years
Mansell Office Park               1,844,656   1987/96/97         1997     7-40  Years
P&S Building                        442,562   1946/76/91         1974     7-40  Years
Perimeter Corporate Park            422,730      1986/89         1998     7-40  Years
Progress Center                     584,073      1983/91         1997     7-40  Years
Riverchase Center                 1,097,429      1984-88         1997     7-40  Years
Shades Brook Building                23,338         1979         1998     7-40  Years
University Park                   1,811,232         1985         1985     7-40  Years

Active Development Projects:

CG at Citrus Park                       -0-          N/A         1997             N/A
CG at Cypress Crossing              123,830          N/A         1998             N/A
CG at Edgewater II                  318,451          N/A         1997             N/A
CG at Heather Glen                      -0-          N/A         1998             N/A
CG at Inverness Lakes II            349,674          N/A         1994             N/A
CG at Lakewood Ranch                 17,320          N/A         1997             N/A
CG at Liberty Park                      -0-          N/A         1998             N/A
CG at Promenade                         -0-          N/A         1998             N/A
CG at Research Park II                  -0-          N/A         1985             N/A
CG at Ridgeland                         -0-          N/A         1998             N/A
CG at Wesleyan II                     1,744          N/A         1996             N/A
CV at Ashley Plantation II              -0-          N/A         1998             N/A
CV at Madison                           -0-          N/A         1998             N/A
CV at McGehee Place                     -0-          N/A         1987             N/A
Colonial Promenade Trussville           -0-          N/A         1998             N/A
1800 International Park                 -0-          N/A         1998             N/A
Colonial Center at Research Park        -0-          N/A         1998             N/A
Other Miscellaneous Projects            -0-          N/A         1993             N/A

Unimproved Land:
Briarcliffe Mall                        -0-          N/A         1981             N/A
Valdosta Mall                           -0-          N/A      1982/85             N/A
McGehee Place Land                      -0-          N/A         1981             N/A
North Heathrow Land                     -0-          N/A         1997             N/A
---------------------------------------------------------------------------------------
                              $ 169,451,798
=======================================================================================

                              NOTES TO SCHEDULE III
                       COLONIAL REALTY LIMITED PARTNERSHIP
                               December 31, 1998


 (1) The aggregate cost for Federal Income Tax purposes was approximately $1,464,775,000 at December 31, 1998.

 (2) See description of mortgage notes payable in Note 8 of Notes to Consolidated Financial Statements.

 (3) The following is a reconciliation of real estate to balances reported at the beginning of the year:


                          Reconciliation of Real Estate


                                                                           1998               1997               1996
                                                                ---------------    ---------------    ---------------
Real estate investments:
     Balance at beginning of year                               $ 1,489,114,015    $ 1,017,009,315    $   736,937,703
         Acquisitions of new property                               346,267,522        451,256,964        173,276,789
         Improvements and development                               134,804,450         97,564,705        107,834,251
         Dispositions of property                                  (106,387,322)       (76,716,969)        (1,039,428)
                                                                ---------------    ---------------    ---------------

     Balance at end of year                                     $ 1,863,798,665    $ 1,489,114,015    $ 1,017,009,315
                                                                ===============    ===============    ===============



                   Reconciliation of Accumulated Depreciation


                                                                         1998             1997             1996
                                                                -------------    -------------    -------------
Accumulated depreciation:
     Balance at beginning of year                               $ 124,236,057    $ 101,541,658    $  79,780,292
         Depreciation                                              46,787,982       31,945,960       22,015,054
         Depreciation of disposition of property                   (1,572,241)      (9,251,561)        (253,688)
                                                                -------------    -------------    -------------

     Balance at end of year                                     $ 169,451,798    $ 124,236,057    $ 101,541,658
                                                                =============    =============    =============

                                      S-4