Form 10-Q
period 1999-03-31
COLONIAL REALTY LIMITED PARTNERSHIP
filed 1999-05-17
CIK 1013844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934


For the Quarterly Period Ended:
       March 31,  1999                          Commission File Number: 0-20707


                       COLONIAL REALTY LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)



                Delaware                                   63-1098468
         (State of organization)                         (IRS Employer
                                                     Identification Number)

         2101 Sixth Avenue North                             35203
               Suite 750                                   (Zip Code)
          Birmingham, Alabama
(Address of principal executive offices)

                (205) 250-8700
(Registrant's telephone number, including area code)



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO ___

                       COLONIAL REALTY LIMITED PARTNERSHIP
                               INDEX TO FORM 10-Q


                                                                          Page

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Condensed Balance Sheets as of
         March 31, 1999 and December 31, 1998                               3

         Consolidated Condensed Statements of Income for the
         Three Months Ended March 31, 1999 and 1998                         4

         Consolidated Condensed Statements of Cash Flows
         For the Three Months Ended March 31, 1999 and 1998                 5

         Notes to Consolidated Condensed Financial Statements               6

         Report of Independent Accountants                                  9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               10

PART II:  OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds                         17


Item 6.  Exhibits and Reports on Form 8-K                                  17

SIGNATURES                                                                 18

EXHIBITS                                                                   19

                       COLONIAL REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                              --------------------


                                                   March 31, 1999  December 31,
                                                     (Unaudited)      1998
                                                  --------------- ------------
            ASSETS

Land, buildings, & equipment, net                     $1,542,735   $1,566,840
Undeveloped land and construction in progress            164,537      128,336
Cash and equivalents                                       6,134        4,582
Restricted cash                                            2,925        2,897
Accounts receivable, net                                   8,849        9,151
Prepaid expenses                                           4,873        3,116
Notes receivable                                             694          696
Deferred debt and lease costs, net                         9,352        9,644
Investment in unconsolidated subsidiaries                 26,701       26,079
Other assets                                               3,034        5,207
                                                      ----------   ----------

                                                      $1,769,834   $1,756,548
                                                      ==========   ==========


   LIABILITIES AND PARTNERS' CAPITAL

Notes and mortgages payable                           $  836,724   $  909,322
Accounts payable                                          14,839        8,150
Accounts payable to affiliates                             4,235        4,670
Accrued interest                                          10,292       12,051
Accrued expenses                                           6,641        3,559
Tenant deposits                                            4,296        4,272
Unearned rent                                              1,782        2,800
                                                      ----------   ----------

     Total liabilities                                   878,809      944,824
                                                      ----------   ----------

Redeemable units, at redemption value                    270,519      282,597
Preferred units:
     Series A Preferred Units                            125,000      125,000
     Series B Preferred Units                            100,000            0
Partners' capital                                        395,506      404,127
                                                      ----------   ----------
      Total partners' capital                            620,506      529,127
                                                      ----------   ----------

                                                      $1,769,834   $1,756,548
                                                      ==========   ==========

The accompanying notes are an integral part of these financial statements.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per share data)
                              ---------------------


                                                            Three Months Ended
                                                                  March 31,
                                                           --------   --------
                                                              1999        1998
                                                           --------   --------

 Revenue:
      Minimum rent                                        $ 54,981    $ 47,271
      Percentage rent                                          896         778
      Tenant recoveries                                      8,424       7,281
      Other                                                  3,158       2,980
                                                          --------    --------

         Total revenue                                      67,459      58,310
                                                          --------    --------

 Property operating expenses:
      General operating expenses                             5,121       4,310
      Salaries and benefits                                  3,476       2,869
      Repairs and maintenance                                6,580       5,746
      Taxes, licenses, and insurance                         6,119       4,854
 General and administrative                                  2,267       2,554
 Depreciation                                               13,761      10,161
 Amortization                                                  525         337
                                                          --------    --------

         Total operating expenses                           37,849      30,831
                                                          --------    --------

         Income from operations                             29,610      27,479
                                                          --------    --------

 Other income (expense):
      Interest expense                                     (13,954)    (12,579)
      Income from unconsolidated subsidiaries                  509           9
      Gains (losses) from sales of property                  3,005         (32)
      Minority interest in consolidated operating property     (61)        -0-
                                                          --------    --------

         Total other expense                               (10,501)    (12,602)
                                                          --------    --------

         Income before extraordinary items                  19,109      14,877
 Extraordinary loss from early extinguishment of debt          -0-        (395)
                                                          --------    --------

         Net Income                                         19,109      14,482
 Distributions to preferred unitholders                     (3,622)     (2,734)
                                                          --------    --------
         Net income available to common unitholders       $ 15,487    $ 11,748
                                                          ========    ========

 Net income per common unit - basic and diluted           $   0.42    $   0.37
                                                          ========    ========

 Weighted average units outstanding                         36,803      31,440
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

                       COLONIAL REALTY LIMITED PARTNERSHIP
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                               -------------------

                                                          Three Months Ended
                                                                March 31,
                                                       -----------------------
                                                           1999         1998
                                                       -----------   ----------

 Cash flows from operating activities:
     Net  income                                        $  19,109    $  14,482
     Adjustments  to  reconcile  net income to
        net cash  provided  by  operating activities:
        Depreciation and amortization                      14,286       10,498
        Income from partnerships                             (509)          (9)
        (Gains) losses from sales of property              (3,005)          32
        Other                                                  33          428
     Decrease (increase) in:
        Restricted cash                                       (28)         (13)
        Accounts receivable and notes receivable              271          133
        Prepaid expenses                                   (1,757)         161
        Other assets                                        1,970         (584)
     Increase (decrease) in:
        Accounts payable                                    6,254      (10,408)
        Accrued interest                                   (1,759)       1,423
        Accrued expenses and other                          2,104        3,674
                                                        ---------    ---------
           Net cash provided by operating activities       36,969       19,817
                                                        ---------    ---------

 Cash flows from investing activities:
     Acquisition of properties                             (2,854)     (24,879)
     Development expenditures                             (37,712)      (9,455)
     Tenant improvements                                   (2,249)        (672)
     Capital expenditures                                  (3,623)      (1,320)
     Proceeds from sales of property,
     net of selling costs                                   23,586          -0-
     Distributions from partnerships                          964           35
     Capital contributions to partnerships                 (1,077)         (22)
                                                        ---------    ---------
           Net cash used in investing activities          (22,965)     (36,313)
                                                        ---------    ---------

 Cash flows from financing activities:
     Cash contributions                                   101,225       47,947
     Principal reductions of debt                            (485)     (11,303)
     Net change in revolving credit balances              (72,129)      (1,438)
     Capital distributions                                (25,171)     (19,676)
     Purchase of treasury units                           (15,862)         -0-
     Payment of mortgage financing cost                       (30)         (30)
     Debt prepayment penalties                                -0-         (395)
                                                        ---------    ---------
           Net cash (used in) provided by
           financing activities                           (12,452)      15,105
                                                        ---------    ---------
           Increase (Decrease) in cash and equivalents      1,552       (1,391)
 Cash and equivalents, beginning of period                  4,582        4,534
                                                        ---------    ---------
 Cash and equivalents, end of period                    $   6,134    $   3,143
                                                        =========    =========

The accompanying notes are an integral part of these financial statements.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

Note 1 -- Basis of Presentation
         Colonial Realty Limited Partnership ("CRLP") is the operating partnership of Colonial Properties Trust (the "Company"), an Alabama real estate investment trust whose shares are traded on the New York Stock Exchange. The accompanying unaudited consolidated condensed financial statements of CRLP have been prepared by management in accordance with generally accepted accounting principles for interim financial reporting and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the information included in CRLP's Financial Statements as filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998. The December 31, 1998 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

         In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. Under SFAS 133, CRLP will be required to account for derivative financial instruments, if any, at their fair market value, and make certain required disclosures. CRLP is required to adopt SFAS 133 for periods beginning January 1, 2000.

         Certain previously reported amounts have been reclassified to conform with the current financial statement presentation.

Note 2 -- Acquisitions and Dispositions
         During the first quarter of 1999, there were no property acquisitions made by CRLP. However, an additional $2.8 million was paid by CRLP in the first quarter of 1999 related to acquisitions made in prior periods, of which approximately $2.0 million relates to an "earn-out" of a previously acquired property.

         Also during the first quarter of 1999, CRLP completed the sale of its Colonial Grand at Kirkman multifamily property, which was a 370-unit property located in Orlando, Florida. CRLP recognized a gain on the sale of the asset of approximately $3.0 million.

Note 3 -- Distribution
         On April 22, 1999, a cash distribution was declared to partners of CRLP and partners of Colonial Realty Limited Partnership in the amount of $0.58 per unit, totaling $20.8 million. The distribution was declared to shareholders and partners of record as of May 3, 1999, and was paid on May 10, 1999.

Note 4 -- Preferred Units

         In November 1997, the Company issued 5.0 million of $0.01 par value 8.75% Series A Preferred Shares of beneficial interest ("Preferred Shares "). The Preferred Shares may be called by the Company on or after November 6, 2002, and have a liquidation preference of $25.00 per share. The Preferred Shares have no stated maturity, sinking fund or mandatory redemption. All of the Series A Preferred Shares were contributed to CRLP in exchange for a like number of Preferred Units. The preference on the Series A Preferred Units are the same as the Company's Series A Preferred Shares.

          On February 23 1999, CRLP issued 2.0 million units of $50 par value 8.875% Series B Cumulative Redeemable Perpetual Preferred Units (the "Preferred Units"), valued at $100 million in a private placement. CRLP has the right to redeem the Preferred Units, in whole or in part, after five years at the original capital contribution plus the cumulative priority return, whether or not declared, to the redemption date to the extent not previously distributed. The Preferred Units are exchangeable for 8.875% Series B Preferred Shares of the Company, after ten years at the option of the holders of the Preferred Units.

Note 5 -- Net Income Per Unit
         The following table sets forth the computation of basic and diluted earnings per unit:


                                                    (Amounts in thousands,
                                                     except per unit data)
                                             -----------------------------------
                                               Three Months        Three Months
                                             Ended March 31,     Ended March 31,
                                                   1999                1998
                                             ----------------   ----------------
Numerator:
  Numerator  for  basic  and  diluted  net
  income per unit - net  income  available
  to common unitholders                         $     15,487       $    11,748
                                                  ============      ============

Denominator:
  Denominator  for  basic net  income  per
  unit - weighted average common units                36,803            31,440
  Effect of dilutive securities:
  Trustee and employee stock options                      20                54
                                                  =============     ============
  Denominator  for  diluted net income per
  unit - adjusted  weighted average common
  units                                               36,823            31,494
                                                  ==============    ============

Basic net income per unit                      $         .42       $       .37
                                                  ==============    ============

Diluted net income per unit                    $         .42       $       .37
                                                  ==============    ============


Options to purchase 369,348 Common Shares at a weighted average exercise price of $28.832 per share were outstanding during 1999 but were not included in the computation of diluted net income per unit because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note 6 -- Segment Information
         CRLP is organized into, and manages its business based on the performance of three separate and distinct operating divisions: Multifamily,
Retail, and Office. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within each division. The applicable accounting policies of the segments are substantially the same as those described in the "Summary of Significant Accounting Policies" in CRLP's 1998 Annual Report. However, the pro rata portion of the revenues, net operating income ("NOI"), and assets of the partially owned entities and joint ventures that CRLP has entered into are included in the applicable segment information. Subsequently, in the reconciliation to total revenues, total NOI, and total assets, the amounts are eliminated, as the investment in the partially owned entities and joint ventures are reflected in the consolidated financial statements as investments accounted for under the equity method. Management evaluates the performance of its segments and allocates resources to them based on NOI. NOI consists of revenues in excess of general operating expenses, salaries and wages, repairs and maintenance, taxes, licenses, and insurance. Segment information for the three months ended March 31, 1999 and 1998 is as follows:

   As of and for the
  Three Months Ended
    March 31, 1999          Multifamily      Retail       Office       Total
                            -----------    ----------   ---------   ----------
    (in thousands)
Total Divisional Revenues   $   28,071   $   32,033   $    9,822   $   69,926
NOI                             18,163       22,510        6,974       47,647
Divisional assets              786,326      745,244      247,528    1,779,098

  Three Months Ended
    March 31, 1998          Multifamily      Retail       Office       Total
                            -----------    ----------   ---------   ----------
    (in thousands)
Total Divisional Revenues   $   24,148   $   26,033   $    7,510   $   57,691
NOI                             16,261       18,487        5,466       40,214

  For the Period Ended
   December 31, 1998        Multifamily      Retail       Office       Total
                            -----------    ----------   ---------   ----------
    (in thousands)
Divisional assets           $  783,097      742,761      241,131    1,766,989

         A reconciliation of total segment revenues to total revenues, total segment NOI to income from operations, for the three months ended March 31, 1999 and 1998, and total divisional assets to total assets, for the periods ended March 31, 1999 and December 31, 1998, is presented below:

                                                         Three Months Ended
                                                         ------------------
(in thousands)                                         March 31,      March 31,
                                                         1999           1998
Revenues                                             -----------    -----------
Total divisional revenues                            $    69,926    $    57,691
Unallocated corporate revenues                               201            687
Partially-owned subsidiaries                              (2,668)           (68)
                                                     -----------    -----------
    Total Revenues                                   $    67,459    $    58,310
                                                     -----------    -----------
NOI
                                                     -----------    -----------
Total divisional NOI                                 $    47,647    $    40,214
Unallocated corporate revenues                               201            687
Partially-owned subsidiaries                              (1,589)           (63)
General and administrative expenses                       (2,267)        (2,554)
Depreciation                                             (13,761)       (10,161)
Amortization                                                (525)          (337)
Other                                                        (96)          (307)
                                                     -----------    -----------
    Income from operations                           $    29,610    $    27,479
                                                     -----------    -----------

                                                       For the Period Ended
                                                      March 31,     December 31,
                                                        1999           1998
Assets
                                                     -----------    -----------
Total divisional assets                              $ 1,779,098    $ 1,766,989
Unallocated corporate assets (1)                          50,598         49,149
Partially-owned subsidiaries                             (61,006)       (60,689)
                                                     -----------    -----------
    Total assets                                     $ 1,768,690    $ 1,755,449
                                                     -----------    -----------

(1) Includes the Company's investment in partially owned entities of $25,842 as of March 31, 1999, and $25,181 as of December 31, 1998.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Trustees of
Colonial Properties Trust:

We have reviewed the accompanying consolidated condensed balance sheet of Colonial Realty Limited Partnership (the "Partnership") as of March 31, 1999, and the related consolidated condensed statements of income and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Partnership's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of income, partners'capital, and cash flows for the year then ended (not presented herein); and in our report dated January 13, 1999, except for Note 16, as to which the date is February 10, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                              /s/ PricewaterhouseCoopers L.L.P.
                                                  PricewaterhouseCoopers L.L.P.
Birmingham, Alabama
April 21, 1999

                                     Page 11
                       COLONIAL REALTY LIMITED PARTNERSHIP


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General
         Colonial Realty Limited Partnership ("CRLP"), a Delaware limited partnership, is the operating partnership of Colonial Properties Trust, an Alabama real estate investment trust (the "Company") whose shares are listed on the New York Stock Exchange. CRLP is engaged in the ownership, development, management, and leasing of multifamily communities, retail malls and shopping centers, and office buildings. Colonial is organized as a real estate investment trust (REIT) and owns and operates properties in nine states in the Sunbelt region of the United States. As of March 31, 1999, CRLP's real estate portfolio consisted of 48 multifamily communities, 40 retail properties, and 17 office properties.

         CRLP is one of the largest diversified REITs in the United States. Consistent with its diversified strategy, Colonial manages its business with three separate and distinct operating divisions: Multifamily, Retail, and Office. Each division has an Executive Vice President that oversees growth and operations and has a separate management team that is responsible for acquiring, developing, and leasing properties within each division. This structure allows CRLP to utilize specialized management personnel for each operating division. Constant communication among the Executive Vice Presidents and centralized functions of accounting, information technology, due diligence and administrative services provide CRLP with unique synergy allowing CRLP to take advantage of a variety of investment opportunities. Decisions for investments in acquisitions and developments and for dispositions are also centralized.

         The  following   discussion   should  be  read  in   conjunction   with
management's discussion and analysis of financial condition and results of operations and all of the other information appearing in CRLP's 1998 Annual Report as filed with the Securities and Exchange Commission on Form 10-K and with the financial statements included therein and the notes thereto.

         Any statement contained in this report which is not a historical fact, or which might be otherwise considered an opinion or projection concerning CRLP or its business, whether express or implied, is meant as, and should be considered, a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1996. Examples of forward-looking statements include CRLP's anticipated sources and amounts of financing and the timing, cost and expected results of CRLP's Year 2000 compliance program. Forward-looking statements are based upon assumptions and opinions concerning a variety of known and unknown risks, including but not limited to changes in market conditions, the supply and demand for leasable real estate, interest rates, increased competition, changes in governmental regulations, and national and local economic conditions generally, as well as other risks more completely described in CRLP's filings with the Securities and Exchange Commission. If any of these assumptions or opinions prove incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

Results of Operations -- Three Months Ended March 31, 1999 and 1998 Revenues -- Total revenues increased by $9.1 million, or 15.7%, for the first quarter of 1999 when compared to the first quarter of 1998. This increase primarily represents revenues generated by properties acquired or developed during 1999 and 1998. The remaining increase relates to increases in rental rates at existing properties.

         Operating Expenses -- Total operating expenses increased by $7.0 million, or 22.8%, for the first quarter of 1999 when compared to the first quarter of 1998. This increase primarily represents additional operating expenses associated with properties that were acquired or developed during 1999 and 1998. The remaining increase primarily relates to increases in operating expenses at existing properties and overall increases in corporate overhead and personnel costs associated with CRLP's continued growth.

         Other Income and Expenses -- Interest expense increased by $1.3 million, or 10.9%, for the first quarter of 1999 when compared to the first quarter of 1998. The increase in interest expense is primarily attributable to the assumption of acquisition-related debt, and the increased usage of CRLP's revolving credit agreement in conjunction with the financing of acquisitions and developments.

Liquidity and Capital Resources
         During the first quarter of 1999, CRLP invested approximately $40.5 million in its acquisition and development of properties. CRLP financed this growth through net proceeds from a private offering of preferred units totaling $100.0 million during the first quarter (as discussed below), advances on its bank line of credit, and cash from operations. As of March 31, 1999, CRLP had an unsecured bank line of credit providing for total borrowings of $250 million. The line, which is used by CRLP primarily to finance property acquisitions and development, bears interest at LIBOR plus 80-135 basis points, based on the Company's investment grade rating, and is renewable in July 2000 and provides for a two-year amortization in the case of nonrenewal The line of credit agreement includees a competitive bid feature that will allow CRLP to convert up to $125 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The balance outstanding on this line at March 31, 1999, was $102.4 million.

     On February 23 1999, CRLP issued 2.0 million units of $50 par value 8.875% Series B Cumulative Redeemable Perpetual Preferred Units (the "Preferred Units"), valued at $100 million in a private placement. CRLP has the right to redeem the Preferred Units, in whole or in part, after five years at the original capital contribution plus the cumulative priority return, whether or not declared, to the redemption date to the extent not previously distributed. The Preferred Units are exchangeable for 8.875% Series B Preferred Shares of the Company, after ten years at the option of the holders of the Preferred Units. The proceeds of the issuance were used to reduce the Company's outstanding line of credit and to fund development expenditures.

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

         Phase One - Assessing CRLP's Y2K Readiness
         As a result of potential risks posed by Y2K problems on CRLP's operations, in the early months of 1998, CRLP formed a Year 2000 Committee to oversee, manage, and implement a Year 2000 Compliance Program (the "Program"). The Committee is comprised of representatives from senior management and various departments and advisors at the home and regional offices, including the telecommunications, information systems, and office services departments. Because of the wide-ranging implications of the Y2K problem, management decided to carry out the Program in multiple phases over 1998 and 1999. Many of the phases of the Program are being carried out simultaneously.

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

         Accounting and Property Management - The general ledger software system is not currently compliant. New versions were written and delivered to CRLP during the first quarter of 1999. CRLP found the new versions would not run in the current environment. The vendor continues to develop the software systems and has represented to CRLP that it expects to deliver Y2K compliant systems during the early part of the third quarter. Upon receipt, CRLP will test the systems and the software upgrades and, assuming that the systems and upgrades are found to be operational, will install the systems in the third and fourth quarters with a goal of becoming fully compliant during the early part of the fourth quarter. While the vendor is revising the systems, CRLP intends to pursue alternative software systems offered by other vendors. If CRLP finds an acceptable alternative software system that is Y2K compliant, it may implement that system instead of the system being revised by CRLP's current vendor. If CRLP were to implement an alternative system, CRLP may be able to achieve full Y2K compliance as early as the third quarter.

         Network Operating Systems - Management believes that the network operating servers are currently Y2K compliant subject to certain possible exceptions. Microsoft Corporation recently announced that Windows NT 4.0, which CRLP uses, is not Y2K compliant with service pak level III. However, Microsoft has stated that service pak level IV will need to be loaded to become completely Y2K compliant. Upgrades of Company network operating systems are expected to be installed in the second quarter of 1999, bringing the network operating servers into full compliance. Management believes that testing of this new software will not be necessary, as it has already been proven in the industry to be Y2K compliant.

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

The status of desktop compliance is as follows:

o Systems (hardware and software) testing - Complete
o Installation of updated  software that also provides Y2K compliance - Complete
o Complete installation/full compliance - Second Quarter 1999

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

                                     Page 16
                       COLONIAL REALTY LIMITED PARTNERSHIP
                          PART II -- OTHER INFORMATION



Item 2. Changes in Securities

         The Company from time to time issues common shares of beneficial interest ("Common Shares") pursuant to its Dividend Reinvestment and Share Purchase Plan, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, its Employee Share Option and Restricted Share Plan, and its Employee Share Purchase Plan, in transactions that are registered under the Securities Act of 1933, as amended (the "Act"). Pursuant to CRLP's Second Amended and Restated Agreement of Limited Partnership, each time the Company issues Common Shares pursuant to the foregoing plans, CRLP issues to the Company, its general partner, an equal number of limited partnership units ("Units") for the same price at which the Common Shares were sold, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act. During the quarter ended March 31, 1999, CRLP issued 170,919 Units in such transactions for an aggregate of $4.4 million.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

               12.  Ratio of Earnings to Fixed Charges

15.      Letter re:  Unaudited Interim Financial Information

(b)      Reports on Form 8-K

              The following reports on Form 8-K have been filed during the quarter ended March 31, 1999:

                  Form 8-K dated February 25, 1999, reported certain property acquisitions during 1998 up to December 29, 1998, under Item 5, "Other Events."

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


                                           COLONIAL REALTY LIMITED PARTNERSHIP,
                                              a Delaware limited partnership

                                           By:  Colonial Properties Trust,
                                                its general partner



Date:  May 14, 1999                       /s/ Howard B. Nelson, Jr.
                                          --------------------------
                                              Howard B. Nelson, Jr.
                                              Chief Financial Officer
                                             (Duly Authorized Officer
                                              and Principal Financial Officer)



Date:  May 14, 1999                       /s/ Kenneth E. Howell
                                          ---------------------------
                                              Kenneth E. Howell
                                              Senior Vice President, and
                                              Chief Accounting Officer
                                             (Principal Accounting Officer)

                                     Page 18
                       COLONIAL REALTY LIMITED PARTNERSHIP
                 EXHIBIT 12 - Ratio of Earnings to Fixed Charges



          CRLP's ratio of earnings to fixed charges for the three months ended March 31, 1999 and 1998, was 2.43 and 2.36, respectively.

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

Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D. C. 20549



                                         Re: Colonial Realty Limited Partnership
                                                              (File No. 0-20707)
                                                       Registrations on Form S-3


We are aware that our report dated April 21, 1999 on our review of interim financial information of Colonial Realty Limited Partnership for the quarters ended March 31, 1999 and 1998 and included in the Partnership's quarterly report on Form 10-Q for the quarters then ended, is incorporated by reference in the registration statements on Forms S-3 related to the Shelf Registrations filed on October 25, 1996 (File No. 333-14401) and December 11, 1997 (File No. 333-42049). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.




                                               /s/ PricewaterhouseCoopers L.L.P.
                                                   PricewaterhouseCoopers L.L.P.
Birmingham, Alabama
May 14, 1999