Form 10-Q
period 1999-06-30
COLONIAL REALTY LIMITED PARTNERSHIP
filed 1999-08-13
CIK 1013844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934


For the Quarterly Period Ended:
       June 30,  1999                           Commission File Number: 0-20707


                       COLONIAL REALTY LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)



                Delaware                                   63-1098468
         (State of organization)                         (IRS Employer
                                                     Identification Number)

         2101 Sixth Avenue North                             35203
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


                                                                          Page

PART I:  FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

           Consolidated Condensed Balance Sheets as of
           June 30, 1999 and December 31, 1998                              3

           Consolidated Condensed Statements of Income for the
           Three Months and for the Six Months Ended June 30,               4
           1999 and 1998

           Consolidated Condensed Statements of Cash Flows
           for the Nine Months Ended June 30, 1999 and 1998                 5

           Notes to Consolidated Condensed Financial Statements             6

           Report of Independent Accountants                               10

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             11

PART II:  OTHER INFORMATION


  Item 2.  Changes in Securities                                           16

  Item 6.  Exhibits and Reports on Form 8-K                                16

SIGNATURES                                                                 17

EXHIBITS                                                                   18

                       COLONIAL REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                              --------------------


                                                                June 30,
                                                                  1999      December 31,
                                                              (Unaudited)      1998
                                                              -----------   ------------
                        ASSETS

Land, buildings, & equipment, net                              $1,553,739   $1,566,840
Undeveloped land and construction in progress                     208,436      128,336
Cash and equivalents                                                3,695        4,582
Restricted cash                                                     2,965        2,897
Accounts receivable, net                                           12,343        9,151
Prepaid expenses                                                    2,820        3,116
Notes receivable                                                      727          696
Deferred debt and lease costs, net                                  9,374        9,644
Investment in unconsolidated subsidiaries                          21,778       26,079
Other assets                                                        6,121        5,207
                                                               ----------   ----------

                                                               $1,821,998   $1,756,548
                                                               ==========   ==========


           LIABILITIES AND PARTNERS' CAPITAL

Notes and mortgages payable                                    $  917,583   $  909,322
Accounts payable                                                    6,957        8,150
Accounts payable to affiliates                                      4,771        4,670
Accrued interest                                                   12,025       12,051
Accrued expenses                                                   12,404        3,559
Tenant deposits                                                     4,316        4,272
Unearned rent                                                       1,850        2,800
                                                               ----------   ----------

     Total liabilities                                            959,906      944,824
                                                               ----------   ----------

Redeemable units, at redemption value                             300,549      282,597
Preferred units:
     Series A Preferred Units                                     125,000      125,000
     Series B Preferred Units                                     100,000            0
Partners' capital                                                 336,543      404,127
                                                               ----------   ----------
      Total partners' capital                                     561,543      529,127
                                                               ----------   ----------

                                                               $1,821,998   $1,756,548
                                                               ==========   ==========

The accompanying notes are an integral part of these financial statements.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per unit data)
                              ---------------------

                                                               Three Months Ended         Six Months Ended
                                                                    June 30,                  June 30,
                                                             ----------------------    ----------------------
                                                                1999         1998         1999         1998
                                                             ----------------------    ----------------------
 Revenue:
      Minimum rent                                           $  56,145    $  48,822    $ 110,822    $  96,005
      Percentage rent                                              724          664        1,621        1,442
      Tenant recoveries                                          7,844        6,958       16,268       14,239
      Other                                                      5,188        3,139        8,649        5,957
                                                             ---------    ---------    ---------    ---------

          Total revenue                                         69,901       59,583      137,360      117,643
                                                             ---------    ---------    ---------    ---------

 Property operating expenses:
      General operating expenses                                 5,038        4,396       10,158        8,706
      Salaries and benefits                                      3,565        3,004        7,042        5,873
      Repairs and maintenance                                    6,845        5,598       13,425       11,094
      Taxes, licenses, and insurance                             5,753        5,082       11,872        9,936
 General and administrative                                      2,540        1,363        4,807        3,917
 Depreciation                                                   14,648       10,794       28,409       20,955
 Amortization                                                      557          343        1,082          680
                                                             ---------    ---------    ---------    ---------

          Total operating expenses                              38,946       30,580       76,795       61,161
                                                             ---------    ---------    ---------    ---------

          Income from operations                                30,955       29,003       60,565       56,482
                                                             ---------    ---------    ---------    ---------

 Other income (expense):
      Interest expense                                         (13,505)     (11,612)     (27,459)     (24,191)
      Income from unconsolidated subsidiaries                      477           28          985           37
      Gains from sales of property                                 473           65        3,478           33
      Minority interest in consolidated operating property         (22)         -0-          (82)         -0-
                                                             ---------    ---------    ---------    ---------

          Total other expense                                  (12,577)     (11,519)     (23,078)     (24,121)
                                                             ---------    ---------    ---------    ---------

          Income before extraordinary item                      18,378       17,484       37,487       32,361
 Extraordinary income (loss)                                       115           (5)         115         (400)
                                                             ---------    ---------    ---------    ---------

          Net income                                         $  18,493    $  17,479    $  37,602    $  31,961
 Distributions to preferred unitholders                         (5,003)      (2,735)      (8,625)      (5,469)
                                                             ---------    ---------    ---------    ---------

      Net income available to common unitholders             $  13,490    $  14,744    $  28,977    $  26,492
                                                             =========    =========    =========    =========

 Net income per unit - basic and diluted                     $    0.38    $    0.42    $    0.80    $    0.80
                                                             =========    =========    =========    =========

 Weighted average units outstanding                             35,967       35,021       36,383       33,240
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

                       COLONIAL REALTY LIMITED PARTNERSHIP
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                               -------------------

                                                                   Six Months Ended
                                                                       June 30,
                                                                ----------------------
                                                                   1999         1998
                                                                ---------    ---------

Cash flows from operating activities:
     Net  income                                                $  37,602    $  31,961
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization                             29,491       21,635
         Income from unconsolidated subsidiaries                     (985)         (37)
         Gains from sales of property                              (3,478)         (33)
         Other                                                        580          723
     Decrease (increase) in:
         Restricted cash                                              (68)         (32)
         Accounts and notes receivable                             (3,803)      (1,396)
         Prepaid expenses                                             296          101
         Other assets                                              (1,344)      (1,404)
     Increase (decrease) in:
         Accounts payable                                          (1,092)      (8,513)
         Accrued interest                                             (26)         286
         Accrued expenses and other                                 8,027        6,779
                                                                ---------    ---------
             Net cash provided by operating activities             65,200       50,070
                                                                ---------    ---------

Cash flows from investing activities:
     Acquisition of properties                                    (15,220)    (143,202)
     Development expenditures                                     (83,526)     (33,946)
     Tenant improvements                                           (4,224)      (1,420)
     Capital expenditures                                          (8,315)      (4,714)
     Proceeds from sales of property, net of selling costs         23,586          908
     Distributions from unconsolidated subsidiaries                 6,690           39
     Capital contributions to unconsolidated subsidiaries          (1,404)         (21)
                                                                ---------    ---------
             Net cash used in investing activities                (82,413)    (182,356)
                                                                ---------    ---------

Cash flows from financing activities:
     Principal reductions of debt                                 (10,050)     (11,869)
     Proceeds from additional borrowings                            9,750          -0-
     Net change in revolving credit balances                        8,473       47,524
     Cash contributions                                           101,158      137,185
     Capital distributions                                        (55,358)     (42,088)
     Purchase of treasury units                                   (37,265)         -0-
     Payment of mortgage financing cost                              (382)         (32)
     Other, net                                                       -0-         (400)
                                                                ---------    ---------
             Net cash provided by financing activities             16,326      130,320
                                                                ---------    ---------
             Decrease in cash and equivalents                        (887)      (1,966)
Cash and equivalents, beginning of period                           4,582        4,534
                                                                ---------    ---------
Cash and equivalents, end of period                             $   3,695    $   2,568
                                                                =========    =========

 The accompanying notes are an integral part of these financial statements.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


Note 1 -- Basis of Presentation
         Colonial Realty Limited Partnership ("CRLP") is the operating partnership of Colonial Properties Trust (the "Company"), an Alabama real estate investment trust whose shares are traded on the New York Stock Exchange. The accompanying unaudited consolidated condensed financial statements of CRLP have been prepared by management in accordance with generally accepted accounting principles for interim financial reporting and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the information included in CRLP's Annual Report as filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998, and with the information filed with the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1999. The December 31, 1998 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

         In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. Under SFAS 133, CRLP will be required to account for derivative financial instruments, if any, at their fair market value, and make certain required disclosures. CRLP is required to adopt SFAS 133 for all periods beginning after June 15, 2000.

Note 2 -- Acquisitions
         Emmett R. Johnson Building-- On June 22, 1999, CRLP acquired the Emmett
R. Johnson Building, a 163,000 square-foot Class A office building located in Birmingham, Alabama. The property was built in 1982, renovated in 1995, and was 90% leased at the time of acquisition. The Emmett R. Johnson Building was acquired for a purchase price of $16.5 million, and was funded through an advance on CRLP's unsecured line of credit.

         Colonial Village at Haverhill-- On May 1, 1999, CRLP acquired the remaining 20.2% ownership in Colonial Village at Haverhill, a 322-unit apartment complex on approximately 19 acres of land in San Antonio, Texas. On July 1, 1998, CRLP had acquired 79.8% ownership in Colonial Village at Haverhill. The purchase of the remaining 20.2% interest was funded through the issuance of 157,140 limited partnership units, valued at approximately $4.2 million.

Note 3 -- Net Income Per Unit
         The following table sets forth the computation of basic and diluted earnings per unit:

                                                                 (Amounts in thousands,
                                                                  except per unit data)
                                               ------------------------------------------------------------
                                                   Three          Three           Six             Six
                                                   Months         Months         Months          Months
                                                   Ended          Ended          Ended           Ended
                                                  June 30,       June 30,       June 30,        June 30,
                                                    1999           1998           1999            1998
                                                 ------------   ------------   ------------    ------------
        Numerator:
         Numerator  for basic and diluted net
         income   per   unit  -  net   income
         available to common unitholders       $      13,490  $      14,744  $      28,977 $        26,492
                                                 ============   ============   ============    ============

       Denominator:
         Denominator  for  basic  net  income
         per unit - weighted  average  common         35,967         35,021         36,383          33,240
         units
         Effect of dilutive securities:
         Trustee and employee share options               22             53             22              53
                                                 ------------   ------------   ------------    ------------
         Denominator  for  diluted net income
         per   unit   -   adjusted   weighted
         average common units                         35,989         35,074         36,405          33,293
                                                 ============   ============   ============    ============

         Basic net income per unit             $         .37  $         .42  $         .80   $         .80
                                                 ============   ============   ============    ============

         Diluted net income per unit           $         .37  $         .42  $         .80   $         .80
                                                 ============   ============   ============    ============

Options to purchase 419,348 common shares at a weighted average exercise price of $28.72 per share were outstanding during 1999 but were not included in the computation of diluted net income per unit because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.


Note 4 -- Segment Information
         CRLP is organized into, and manages its business based on the performance of three separate and distinct operating divisions: Multifamily,
Retail, and Office. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within each division. The applicable accounting policies of the segments are substantially the same as those described in the "Summary of Significant Accounting Policies" in CRLP's 1998 Annual Report. However, the pro rata portion of the revenues, net operating income ("NOI"), and assets of the partially owned entities and joint ventures that CRLP has entered into are included in the applicable segment information. Subsequently, in the reconciliation to total revenues, total NOI, and total assets, the amounts are eliminated, as the investment in the partially owned entities and joint ventures are reflected in the consolidated financial statements as investments accounted for under the equity method.

Management evaluates the performance of its segments and allocates resources to them based on NOI. NOI consists of revenues in excess of general operating expenses, salaries and wages, repairs and maintenance, taxes, licenses, and insurance. Segment information for the three and six months ended June 30, 1999 and 1998 is as follows:


          As of and for the
         Three Months Ended
            June 30, 1999      Multifamily      Retail       Office       Total
                               -----------   -----------  ----------- ----------
           (in thousands)
Total Divisional Revenues      $   29,232   $   32,837   $    9,690   $   71,759
NOI                                19,323       23,651        6,674       49,648
Divisional assets                 810,670      748,604      273,022    1,832,296
--------------------------------------------------------------------------------
         Three Months Ended
            June 30, 1998      Multifamily      Retail       Office       Total
                               -----------   -----------  ----------- ----------
           (in thousands)
Total Divisional Revenues      $   24,929   $   27,223   $    7,463   $   59,615
NOI                                16,528       19,647        5,420       41,595
--------------------------------------------------------------------------------

          Six Months Ended
            June 30, 1999      Multifamily      Retail       Office       Total
                               -----------   -----------  ----------- ----------
           (in thousands)
Total Divisional Revenues      $   57,303   $   64,870   $   19,512   $  141,685
NOI                                37,486       46,161       13,648       97,295
--------------------------------------------------------------------------------

          Six Months Ended
            June 30, 1998      Multifamily      Retail       Office       Total
                               -----------   -----------  ----------- ----------
           (in thousands)
Total Divisional Revenues      $   49,076   $   53,255   $   14,973   $  117,304
NOI                                32,788       38,180       10,887       81,855
--------------------------------------------------------------------------------

        For the Period Ended
          December 31, 1998
           (in thousands)      Multifamily      Retail       Office       Total
                               -----------   -----------  ----------- ----------
Divisional assets              $  783,097   $  742,761   $  241,131   $1,766,989
--------------------------------------------------------------------------------


         A reconciliation of total segment revenues to total revenues, total segment NOI to income from operations, for the three and six months ended June 30, 1999 and 1998, and total divisional assets to total assets, for the periods ended June 30, 1999 and December 31, 1998, is presented below:


---------------------------------------------------------------------------------------------------------------------------
                                     As of and for the     As of and for the      As of and for the     As of and for the
                                    Three Months Ended     Three Months Ended     Six Months Ended      Six Months Ended
(in thousands)                         June 30, 1999         June 30, 1998          June 30, 1999         June 30, 1998
Revenues
-------------------------------------------------------------------------------  --------------------  --------------------
Total divisional revenues                       $ 71,759              $ 59,615             $ 141,685             $ 117,304
Unallocated corporate revenues                       541                    35                   742                   474
Partially-owned subsidiaries                      (2,399)                  (67)               (5,067)                 (135)
-------------------------------------------------------------------------------  --------------------  --------------------
    Total Revenues                              $ 69,901              $ 59,583             $ 137,360             $ 117,643
-------------------------------------------------------------------------------  --------------------  --------------------

NOI
-------------------------------------------------------------------------------  --------------------  --------------------
Total divisional NOI                            $ 49,648              $ 41,595              $ 97,295              $ 81,855
Unallocated corporate revenues                       541                    35                   742                   474
Partially-owned subsidiaries                      (1,540)                  (41)               (3,129)                  (81)
General and administrative expenses               (2,540)               (1,362)               (4,807)               (3,917)
Depreciation                                     (14,648)              (10,794)              (28,409)              (20,955)
Amortization                                        (557)                 (343)               (1,082)                 (680)
Other                                                 51                   (85)                  (45)                 (214)
-------------------------------------------------------------------------------  --------------------  --------------------
-------------------------------------------------------------------------------  --------------------  --------------------
    Income from operations                      $ 30,955              $ 29,005              $ 60,565              $ 56,482
---------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                   For the Period Ended   For the Period Ended
Assets                                 June 30, 1999       December 31, 1998
-------------------------------------------------------------------------------
Total divisional assets                      $ 1,832,296           $ 1,766,989
Unallocated corporate assets (1)                  48,902                49,149
Partially-owned subsidiaries                     (60,524)              (60,689)
-------------------------------------------------------------------------------
    Total assets                             $ 1,820,674           $ 1,755,449
-------------------------------------------------------------------------------

(1) Includes the Company's investment in partially owned entities of $20,685 as of June 30, 1999, and 25,181 as of December 31, 1998.


Note 5 -- Subsequent Events

         Quarterly Distributions
         On July 22, 1999, a cash distribution was declared to partners of CRLP in the amount of $0.58 per unit, totaling $20.3 million. The distribution was declared to partners of record as of August 2, 1999, and was paid on August 9, 1999.

         Public Offering of Securities
         On August 4, 1999, CRLP completed an offering of unsecured medium term notes totaling $82.5 million. The securities were issued in two tranches of $57.5 million maturing in August 2002 at 7.93% and $25 million maturing in August 2004 at 8.19%. CRLP used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Trustees of
Colonial Properties Trust:

         We have reviewed the accompanying consolidated condensed balance sheet of Colonial Realty Limited Partnership (the "Partnership") as of June 30, 1999, and the related consolidated condensed statements of income for the three-month and six-month periods ended June 30, 1999 and 1998, and the consolidated condensed statements of cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Partnership's management.

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

         Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated condensed financial statements for them to be in conformity with generally accepted accounting principles.

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of operations, partners' capital, and cash flows for the year then ended (not presented herein); and in our report dated January 13, 1999, except for Note 16, as to which the date is February 10, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                                 /s/ PricewaterhouseCoopers LLP
                                                     PricewaterhouseCoopers LLP

Birmingham, Alabama
July 19, 1999

                       COLONIAL REALTY LIMITED PARTNERSHIP


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
         Colonial Realty Limited Partnership ("CRLP"), a Delaware limited partnership, is the operating partnership of Colonial Properties Trust, an Alabama real estate investment trust (the "Company") whose shares are listed on the New York Stock Exchange. The Company is engaged in the ownership, development, management, and leasing of multifamily communities, retail malls and shopping centers, and office buildings. The Company is organized as a real estate investment trust (REIT) and owns and operates properties in eight states in the Sunbelt region of the United States. As of June 30, 1998, CRLP's real estate portfolio consisted of 51 multifamily communities, 40 retail properties, and 18 office properties.

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

         The  following   discussion   should  be  read  in   conjunction   with
management's discussion and analysis of financial condition and results of operations and all of the other information appearing in CRLP's 1998 Financial Statements as filed with the Securities and Exchange Commission on Form 10-K and with the financial statements included therein and the notes thereto.

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

Results of Operations -- Three Months Ended June 30, 1999 and 1998   Revenue --
          Total revenue increased by $10.3 million, or 17.3%, for the second quarter of 1999 when compared to the second quarter of 1998. The majority of this increase, $8.3 million, represents revenues generated by properties acquired or developed during 1999 and the second half of 1998, net of revenues from properties disposed of in 1998. The remaining increase primarily relates to increases in rental rates at existing properties, certain lease cancellations that occurred during the second quarter of 1999, and income associated with the exchange of certain parcels of land

         Operating Expenses -- Total operating expenses increased by $8.4 million, or 27.4%, for the second quarter of 1999 when compared to the second quarter of 1998. The majority of this increase, $5.8 million, relates to additional operating expenses associated with properties that were acquired or developed during 1999 and the second half of 1998, net of operating expenses associated with properties disposed of in 1998. The remaining increase primarily relates to increases in operating expenses at existing properties.

         Other Income and Expense -- Interest expense increased by $1.8 million, or 16.3%, for the second quarter of 1999 when compared to the second quarter of 1998. The increase in interest expense is primarily attributable to the assumption of acquisition-related debt, and the increased usage of CRLP's revolving credit agreement in conjunction with the financing of acquisitions and developments.

Results of Operations -- Six Months Ended June 30, 1999 and 1998
         Revenue -- Total revenue increased by $19.7 million, or 16.8%, for the six months ended June 30, 1999 when compared to the six months ended June 30, 1998. The majority of this increase, $17.5 million, represents revenues generated by properties acquired or developed during 1999 and the second half of 1998, net of revenues from properties disposed of in 1998. The remaining increase primarily relates to increases in rental rates at existing properties, certain lease cancellations that occurred during 1999, and income associated with the exchange of certain parcels of land.

         Operating Expenses -- Total operating expenses increased by $15.6 million, or 25.6%, for the six months ended June 30, 1999 when compared to the six months ended June 30, 1998. The majority of this increase, $11.7 million, relates to additional operating expenses associated with properties that were acquired or developed during 1999 and the second half of 1998, net of operating expenses associated with properties disposed of in 1998. The remaining increase primarily relates to increases in operating expenses at existing properties and overall increases in corporate overhead and personnel costs associated with CRLP's continued growth.

         Other Income and Expense -- Interest expense increased by $3.3 million, or 13.5%, for the six months ended June 30, 1999 when compared to the six months ended June 30, 1998. The increase in interest expense is primarily attributable to the assumption of acquisition-related debt, and the increased usage of CRLP's revolving credit agreement in conjunction with the financing of acquisitions and developments.

Liquidity and Capital Resources
         During the second quarter of 1999, CRLP invested $61.9 million in the acquisition and development of properties. CRLP financed this growth through the issuance of preferred units, advances on its bank line of credit, and cash from operations. As of June 30, 1999, CRLP had an unsecured bank line of credit providing for total borrowings of $250 million. The line, which is used by CRLP primarily to finance property acquisitions and development, bears interest at LIBOR plus 80-135 basis points, based on the Company's investment grade rating, and is renewable in July 2000 and provides for a two-year amortization in the case of nonrenewal The line of credit agreement includees a competitive bid feature that will allow CRLP to convert up to $125 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The balance outstanding on this line at June 30, 1999, was $182.9 million.

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

Common Unit Repurchase Program
         During 1999, the Board of Trustees authorized a unit repurchase program under which the Company may repurchase up to $100 million of its currently outstanding common units from time to time at the discretion of management in open market and negotiated transactions. During the second quarter of 1999, the Company repurchased 756,179 units at an all-in cost of approximately $20.5 million. For the six-month period ended June 30, 1999, the Company has repurchased 1,407,365 units at an all-in cost of approximately $37.1 million, which represents an average purchase price of $26.38 per unit.

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

         As a result of the potential adverse effects of Y2K problems on CRLP's operations, in the early months of 1998, CRLP formed a Year 2000 Committee to oversee, manage, and implement a Year 2000 Compliance Program (the "Program"). The Committee is comprised of representatives from senior management and various departments and advisors at the home and regional offices, including the telecommunications, information systems, and office services departments.

         In an attempt to eliminate or minimize this potential risk, CRLP has initiated an effort to identify, understand, and address the myriad of issues associated with the Y2K problem. CRLP has identified two main areas where potential Y2K problems exist: (a) Property Management Systems and, (b) Information Systems.

         Property Management Systems
         CRLP has substantially completed an inventory of the material computer systems being utilized in its existing property management systems, which may be adversely affected by the Year 2000 issue. Such systems include, but are not limited to, building automation (e.g., energy management, HVAC) elevator controls, fire and life safety devices, security card access, garage revenue controls, and office equipment.

         In April 1998,  CRLP began  gathering  data from vendors to catalog the equipment in all of its buildings. To date, the majority of the data requested has been received. CRLP does not expect to receive 100% of the data requested due to a number of non-responsive vendors or unavailable information. Regardless, efforts continue to obtain additional evidence from vendors concerning these systems such as processes followed, test scripts, and actual findings. Once this data has been received, CRLP will further evaluate these systems and will determine if it will be necessary to confirm the information received from the vendors. Due to the positive responses received to date from responding vendors, CRLP does not feel that this will be necessary.

         No estimate can be made as to any potential adverse impact resulting from the failure of any third party vendor or service provider to be Year 2000 compliant. To the extent the Year 2000 issue has a material adverse effect on the business operations or financial condition of third parties with which CRLP has material relationships, such as vendors, suppliers, tenants and financial institutions, the Year 2000 issue could also have a material adverse effect on CRLP's business, results of operations and financial condition.

         Information Systems
         The general ledger software system currently used by CRLP is not Y2K compliant. New versions of the software were written and delivered to CRLP during the First Quarter of 1999. CRLP found the new versions would not run in the current environment. The vendor continues to develop the software systems and has represented to CRLP that is expects to deliver Y2K compliant systems during the Third Quarter of 1999.

         However, CRLP has signed a contract with another software vendor to implement a Y2K compliant software package. CRLP has installed the software and expects the testing phase to be completed during the Third Quarter of 1999. CRLP anticipates achieving full Y2K compliance late in the Third Quarter or early in the Fourth Quarter of 1999. The cost of implementing this new software is estimated to be approximately $700,000.

         CRLP has also assessed its non-financial computer systems, and is replacing, upgrading or modifying such systems as needed. The cost of the upgrade to the non-financial computer systems is not expected to be material.

         As of July 31, 1999, CRLP has incurred approximately $1.7 million in costs to analyze and prepare for the Year 2000 issue. CRLP currently estimates that it will incur additional costs, which are not expected to exceed approximately $200,000 to complete its Year 2000 compliance work.

         Although CRLP's Y2K efforts are intended to minimize the potential risks of the Year 2000 issue on CRLP's business and operations, the actual effects of the Year 2000 issue and the success or failure of CRLP's efforts described above cannot be known until the year 2000. Failure by CRLP, its major vendors and other material service providers to address adequately their respective Year 2000 issues in a timely manner (insofar as such issues relate to CRLP's business) could have a material adverse effect on CRLP's business, results of operations and financial condition. There can be no assurance that CRLP will be able to identify and correct all aspects of the effect of the Year 2000 issue on CRLP. However, CRLP does not currently expect the Year 2000 issue will have a material impact on CRLP's business, operations, or financial condition.

         CRLP has completed development of their contingency plans to handle its most reasonable worst case Year 2000 scenarios. While it is not possible at this time to determine the likely impact of the potential problems of the Year 2000 issue, CRLP will continue to evaluate its plans and develop additional contingency plans, as appropriate.

         The preceding "Year 2000" discussion contains various forward-looking statements, within the meaning of the federal securities laws, which represent CRLP's beliefs or expectations regarding future events. When used in this discussion, the words "expects" and "anticipates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, CRLP's expectations as to when it will complete its Year 2000 evaluation, the estimated costs of achieving Year 2000 readiness and CRLP's expectation that Year 2000 issues will not have a material impact on CRLP's business, operations or financial condition. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel to address potential Y2K issues, technology resources, actions of third parties with respect to making their systems or products Year 2000 compliant, and other risks detailed from time to time in CRLP's filing with the Securities and Exchange Commission.


                       COLONIAL REALTY LIMITED PARTNERSHIP
                          PART II -- OTHER INFORMATION



Item 2.  Changes in Securities.

         The Company from time to time issues common shares of beneficial interest ("Common Shares") pursuant to its Dividend Reinvestment and Share Purchase Plan, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, and its Employee Share Option and Restricted Share Plan, in transactions that are registered under the Securities Act of 1933, as amended (the "Act"). Pursuant to CRLP's Second Amended and Restated Agreement of Limited Partnership, each time the Company issues Common Shares pursuant to the foregoing plans, CRLP issues to Colonial Properties Trust, its general partner, an equal number of Units for the same price at which the Common Shares were sold, in transactions that are not registered under the Act in reliance on
Section 4(2) of the Act. During the quarter ended June 30, 1999, CRLP issued 4,080 Units in such transactions for an aggregate of $0.1 million.

         During the second quarter of 1999, CRLP repurchased a total of 100,879 Units from two limited partners for an aggregate purchase price of $2.7 million.

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


                                            COLONIAL REALTY LIMITED PARTNERSHIP,
                                                 a Delaware limited partnership

                                            By:   Colonial Properties Trust,
                                                  its general partner




Date:  August 13, 1999                  By:    /s/ Howard B. Nelson, Jr.
                                               ----------------------------
                                               Howard B. Nelson, Jr.
                                               Chief Financial Officer
                                              (Duly Authorized Officer
                                               and Principal Financial Officer)



Date:  August 13, 1999                         /s/ Kenneth E. Howell
                                               ----------------------------
                                               Kenneth E. Howell
                                               Senior Vice President and
                                               Chief Accounting Officer
                                              (Principal Accounting Officer)

                       COLONIAL REALTY LIMITED PARTNERSHIP
                 EXHIBIT 12 - Ratio of Earnings to Fixed Charges



         CRLP's ratio of earnings to fixed charges for the three months ended June 30, 1999 and 1998, was 1.86 and 2.16, respectively. CRLP's ratio of earnings to fixed charges for the six months ended June 30, 1999 and 1998, was
1.84 and 2.06, respectively.

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

Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D. C. 20549



                                        Re: Colonial Realty Limited Partnership
                                           (File No. 0-20707)
                                            Registration on Form S-3


We are aware that our report dated July 19, 1999 on our review of interim financial information of Colonial Realty Limited Partnership for the three-month and six-month periods ended June 30, 1999 and 1998 and included in the Partnership's quarterly report on Form 10-Q for the periods then ended, is incorporated by reference in the registration statement on Form S-3 related to the Shelf Registration filed on December 11, 1997 (File No. 333-42049). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.




                                                /s/ PricewaterhouseCoopers LLP
                                                    PricewaterhouseCoopers LLP

Birmingham, Alabama
August 12, 1999