Form 10-Q/A
period 1999-03-31
COLONIAL REALTY LIMITED PARTNERSHIP
filed 1999-11-16
CIK 1013844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q/A

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



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO ___


Explanatory note: The registrant is filing this Quarterly Report on Form 10-Q/A to reflect an adjustment made to previously reported depreciation expense in the registrant's original report on Form 10-Q as of and for the three months ended March 31, 1999. See Note 7 in the Notes to Consolidated Condensed Financial Statements for further discussion and the effect of the adjustment.

The restatement of the original report on Form 10-Q as of and for the three months ended March 31, 1999 does not affect the federal income tax treatment of distributions or dividends previously paid to unitholders.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                               INDEX TO FORM 10-Q/A


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

                       COLONIAL REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                              --------------------


                                                   March 31, 1999  December 31,
                                                     (Unaudited)      1998
                                                  --------------- ------------
            ASSETS

Land, buildings, & equipment, net                     $1,543,608   $1,566,840
Undeveloped land and construction in progress            164,537      128,336
Cash and equivalents                                       6,134        4,582
Restricted cash                                            2,925        2,897
Accounts receivable, net                                   8,849        9,151
Prepaid expenses                                           4,873        3,116
Notes receivable                                             694          696
Deferred debt and lease costs, net                         9,352        9,644
Investment in unconsolidated subsidiaries                 26,701       26,079
Other assets                                               3,034        5,207
                                                      ----------   ----------

                                                      $1,770,707   $1,756,548
                                                      ==========   ==========


   LIABILITIES AND PARTNERS' CAPITAL

Notes and mortgages payable                           $  836,724   $  909,322
Accounts payable                                          14,839        8,150
Accounts payable to affiliates                             4,235        4,670
Accrued interest                                          10,292       12,051
Accrued expenses                                           6,641        3,559
Tenant deposits                                            4,296        4,272
Unearned rent                                              1,782        2,800
                                                      ----------   ----------

     Total liabilities                                   878,809      944,824
                                                      ----------   ----------

Redeemable units, at redemption value                    270,519      282,597
Preferred units:
     Series A Preferred Units                            125,000      125,000
     Series B Preferred Units                            100,000            0
Partners' capital                                        396,379      404,127
                                                      ----------   ----------
      Total partners' capital                            621,379      529,127
                                                      ----------   ----------

                                                      $1,770,707   $1,756,548
                                                      ==========   ==========

The accompanying notes are an integral part of these financial statements.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per share data)
                              ---------------------


                                                            Three Months Ended
                                                                  March 31,
                                                           --------   --------
                                                              1999        1998
                                                           --------   --------

 Revenue:
      Minimum rent                                        $ 54,981    $ 47,271
      Percentage rent                                          896         778
      Tenant recoveries                                      8,424       7,281
      Other                                                  3,158       2,980
                                                          --------    --------

         Total revenue                                      67,459      58,310
                                                          --------    --------

 Property operating expenses:
      General operating expenses                             5,121       4,310
      Salaries and benefits                                  3,476       2,869
      Repairs and maintenance                                6,580       5,746
      Taxes, licenses, and insurance                         6,119       4,854
 General and administrative                                  2,267       2,554
 Depreciation                                               12,888      10,161
 Amortization                                                  525         337
                                                          --------    --------

         Total operating expenses                           36,976      30,831
                                                          --------    --------

         Income from operations                             30,483      27,479
                                                          --------    --------

 Other income (expense):
      Interest expense                                     (13,954)    (12,579)
      Income from unconsolidated subsidiaries                  509           9
      Gains (losses) from sales of property                  3,005         (32)
      Minority interest in consolidated operating property     (61)        -0-
                                                          --------    --------

         Total other expense                               (10,501)    (12,602)
                                                          --------    --------

         Income before extraordinary items                  19,982      14,877
 Extraordinary loss from early extinguishment of debt          -0-        (395)
                                                          --------    --------

         Net Income                                         19,982      14,482
 Distributions to preferred unitholders                     (3,622)     (2,734)
                                                          --------    --------
         Net income available to common unitholders       $ 16,360    $ 11,748
                                                          ========    ========

 Net income per common unit - basic and diluted           $   0.44    $   0.37
                                                          ========    ========

 Weighted average common units outstanding                  36,803      31,440
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

                       COLONIAL REALTY LIMITED PARTNERSHIP
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                               -------------------

                                                          Three Months Ended
                                                                March 31,
                                                       -----------------------
                                                           1999         1998
                                                       -----------   ----------

 Cash flows from operating activities:
     Net  income                                        $  19,982    $  14,482
     Adjustments  to  reconcile  net income to
        net cash  provided  by  operating activities:
        Depreciation and amortization                      13,413       10,498
        Income from partnerships                             (509)          (9)
        (Gains) losses from sales of property              (3,005)          32
        Other                                                  33          428
     Decrease (increase) in:
        Restricted cash                                       (28)         (13)
        Accounts receivable and notes receivable              271          133
        Prepaid expenses                                   (1,757)         161
        Other assets                                        1,970         (584)
     Increase (decrease) in:
        Accounts payable                                    6,254      (10,408)
        Accrued interest                                   (1,759)       1,423
        Accrued expenses and other                          2,104        3,674
                                                        ---------    ---------
           Net cash provided by operating activities       36,969       19,817
                                                        ---------    ---------

 Cash flows from investing activities:
     Acquisition of properties                             (2,854)     (24,879)
     Development expenditures                             (37,712)      (9,455)
     Tenant improvements                                   (2,249)        (672)
     Capital expenditures                                  (3,623)      (1,320)
     Proceeds from sales of property,
     net of selling costs                                   23,586          -0-
     Distributions from partnerships                          964           35
     Capital contributions to partnerships                 (1,077)         (22)
                                                        ---------    ---------
           Net cash used in investing activities          (22,965)     (36,313)
                                                        ---------    ---------

 Cash flows from financing activities:
     Cash contributions                                   101,225       47,947
     Principal reductions of debt                            (485)     (11,303)
     Net change in revolving credit balances              (72,129)      (1,438)
     Capital distributions                                (25,171)     (19,676)
     Purchase of treasury units                           (15,862)         -0-
     Payment of mortgage financing cost                       (30)         (30)
     Debt prepayment penalties                                -0-         (395)
                                                        ---------    ---------
           Net cash (used in) provided by
           financing activities                           (12,452)      15,105
                                                        ---------    ---------
           Increase (Decrease) in cash and equivalents      1,552       (1,391)
 Cash and equivalents, beginning of period                  4,582        4,534
                                                        ---------    ---------
 Cash and equivalents, end of period                    $   6,134    $   3,143
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

Note 5 -- Net Income Per Unit
         The following table sets forth the computation of basic and diluted earnings per unit:


                                                    (Amounts in thousands,
                                                     except per unit data)
                                             -----------------------------------
                                               Three Months        Three Months
                                             Ended March 31,     Ended March 31,
                                                   1999                1998
                                             ----------------   ----------------
Numerator:
  Numerator  for  basic  and  diluted  net
  income per unit - net  income  available
  to common unitholders                         $     16,360       $    11,748
                                                  ============      ============

Denominator:
  Denominator  for  basic net  income  per
  unit - weighted average common units                36,803            31,440
  Effect of dilutive securities:
  Trustee and employee stock options                      20                54
                                                  =============     ============
  Denominator  for  diluted net income per
  unit - adjusted  weighted average common
  units                                               36,823            31,494
                                                  ==============    ============

Basic net income per unit                      $         .44       $       .37
                                                  ==============    ============

Diluted net income per unit                    $         .44       $       .37
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

   As of and for the
  Three Months Ended
    March 31, 1999          Multifamily      Retail       Office       Total
                            -----------    ----------   ---------   ----------
    (in thousands)
Total Divisional Revenues   $   28,071   $   32,033   $    9,822   $   69,926
NOI                             18,163       22,510        6,974       47,647
Divisional assets              787,199      745,244      247,528    1,779,971

  Three Months Ended
    March 31, 1998          Multifamily      Retail       Office       Total
                            -----------    ----------   ---------   ----------
    (in thousands)
Total Divisional Revenues   $   24,148   $   26,033   $    7,510   $   57,691
NOI                             16,261       18,487        5,466       40,214

  For the Period Ended
   December 31, 1998        Multifamily      Retail       Office       Total
                            -----------    ----------   ---------   ----------
    (in thousands)
Divisional assets           $  783,097      742,761      241,131    1,766,989

         A reconciliation of total segment revenues to total revenues, total segment NOI to income from operations, for the three months ended March 31, 1999 and 1998, and total divisional assets to total assets, for the periods ended March 31, 1999 and December 31, 1998, is presented below:

                                                         Three Months Ended
                                                         ------------------
(in thousands)                                         March 31,      March 31,
                                                         1999           1998
Revenues                                             -----------    -----------
Total divisional revenues                            $    69,926    $    57,691
Unallocated corporate revenues                               201            687
Partially-owned subsidiaries                              (2,668)           (68)
                                                     -----------    -----------
    Total Revenues                                   $    67,459    $    58,310
                                                     -----------    -----------
NOI
                                                     -----------    -----------
Total divisional NOI                                 $    47,647    $    40,214
Unallocated corporate revenues                               201            687
Partially-owned subsidiaries                              (1,589)           (63)
General and administrative expenses                       (2,267)        (2,554)
Depreciation                                             (12,888)       (10,161)
Amortization                                                (525)          (337)
Other                                                        (96)          (307)
                                                     -----------    -----------
    Income from operations                           $    30,483    $    27,479
                                                     -----------    -----------

                                                       For the Period Ended
                                                      March 31,     December 31,
                                                        1999           1998
Assets
                                                     -----------    -----------
Total divisional assets                              $ 1,779,971    $ 1,766,989
Unallocated corporate assets (1)                          51,742         49,149
Partially-owned subsidiaries                             (61,006)       (60,689)
                                                     -----------    -----------
    Total assets                                     $ 1,770,707    $ 1,755,449
                                                     -----------    -----------

(1) Includes the Company's investment in partially owned entities of $25,842 as of March 31, 1999, and $25,181 as of December 31, 1998.

Note 7 - Restatement of Previously Issued Quarterly Information

          Land, buildings and equipment, partners' capital, net income available to common unitholders, and net income per common unit as of and for the three months ended March 31, 1999 have been revised from previously reported results to reflect an adjustment made to previously reported depreciation expense. The effect of this adjustment is an increase in net income available to common unitholders and net income per unit, and an increase to net land, buildings and equipment and partners' capital as of and for the three months ended March 31, 1999.

          The adjustment results in the following changes to CRLP's Consolidated Condensed Balance Sheet and Consolidated Condensed Statement of Income for the Three Months Ended March 31, 1999:

($ in thousands, except per share data )

                                                Previously            As
                                                 Reported          Restated
                                             ---------------   ----------------

Land, buildings and equipment, net             $ 1,542,735        $ 1,543,608
Partners' capital                                  395,506            396,379

Net income available to common unitholders          15,487             16,360
Net income per common unit                          $ 0.42             $ 0.44

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

Based on our review, after giving effect to the restatement described in Note 7, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

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



                                                 /s/ PricewaterhouseCoopers LLP
                                                     PricewaterhouseCoopers LLP
Birmingham, Alabama
April 21, 1999, except for Note 7,
as to which the date is November 15, 1999

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

         Operating Expenses -- Total operating expenses increased by $6.1 million, or 19.9%, for the first quarter of 1999 when compared to the first quarter of 1998. This increase primarily represents additional operating expenses associated with properties that were acquired or developed during 1999 and 1998. The remaining increase primarily relates to increases in operating expenses at existing properties and overall increases in corporate overhead and personnel costs associated with CRLP's continued growth.

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


                                           COLONIAL REALTY LIMITED PARTNERSHIP,
                                              a Delaware limited partnership

                                           By:  Colonial Properties Trust,
                                                its general partner



Date:  November 15, 1999                  /s/ Howard B. Nelson, Jr.
                                          --------------------------
                                              Howard B. Nelson, Jr.
                                              Chief Financial Officer
                                             (Duly Authorized Officer
                                              and Principal Financial Officer)



Date:  November 15, 1999                  /s/ Kenneth E. Howell
                                          ---------------------------
                                              Kenneth E. Howell
                                              Senior Vice President, and
                                              Chief Accounting Officer
                                             (Principal Accounting Officer)

                       COLONIAL REALTY LIMITED PARTNERSHIP
                 EXHIBIT 12 - Ratio of Earnings to Fixed Charges



          CRLP's ratio of earnings to fixed charges for the three months ended March 31, 1999 and 1998, was 2.02 and 2.36, respectively.

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

Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D. C. 20549



                                         Re: Colonial Realty Limited Partnership
                                             (File No. 0-20707)
                                             Registrations on Form S-3


We are aware that our report dated April 21, 1999, except for Note 7, as to which the date is November 15, 1999, on our review of interim financial information of Colonial Realty Limited Partnership for the quarters ended March 31, 1999 and 1998 and included in the Partnership's quarterly report on Form 10-Q for the quarters then ended, is incorporated by reference in the registration statements on Forms S-3 related to the Shelf Registrations filed on October 25, 1996 (File No. 333-14401) and December 11, 1997 (File No. 333-42049). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.




                                               /s/ PricewaterhouseCoopers LLP
                                                   PricewaterhouseCoopers LLP
Birmingham, Alabama
November 15, 1999