Form 10-Q/A
period 1999-06-30
COLONIAL REALTY LIMITED PARTNERSHIP
filed 1999-11-16
CIK 1013844

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



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO ___


Explanatory note: The registrant is filing this Quarterly Report on Form 10-Q/A to reflect an adjustment made to previously reported depreciation expense in the registrant's original report on Form 10-Q as of and for the three and six months ended June 30, 1999. See Note 6 in the Notes to Consolidated Condensed Financial Statements for further discussion and the effect of the adjustment.

The restatement of the original report on Form 10-Q as of and for the three and six months ended June 30, 1999 does not affect the federal income tax treatment of distributions or dividends previously paid to unitholders.

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

                       COLONIAL REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                              --------------------


                                                                June 30,
                                                                  1999      December 31,
                                                              (Unaudited)      1998
                                                              -----------   ------------
                        ASSETS

Land, buildings, & equipment, net                              $1,556,227   $1,566,840
Undeveloped land and construction in progress                     208,436      128,336
Cash and equivalents                                                3,695        4,582
Restricted cash                                                     2,965        2,897
Accounts receivable, net                                           12,343        9,151
Prepaid expenses                                                    2,820        3,116
Notes receivable                                                      727          696
Deferred debt and lease costs, net                                  9,374        9,644
Investment in unconsolidated subsidiaries                          21,778       26,079
Other assets                                                        6,121        5,207
                                                               ----------   ----------

                                                               $1,824,486   $1,756,548
                                                               ==========   ==========


           LIABILITIES AND PARTNERS' CAPITAL

Notes and mortgages payable                                    $  917,583   $  909,322
Accounts payable                                                    6,957        8,150
Accounts payable to affiliates                                      4,771        4,670
Accrued interest                                                   12,025       12,051
Accrued expenses                                                   12,404        3,559
Tenant deposits                                                     4,316        4,272
Unearned rent                                                       1,850        2,800
                                                               ----------   ----------

     Total liabilities                                            959,906      944,824
                                                               ----------   ----------

Redeemable units, at redemption value                             300,549      282,597
Preferred units:
     Series A Preferred Units                                     125,000      125,000
     Series B Preferred Units                                     100,000            0
Partners' capital                                                 339,031      404,127
                                                               ----------   ----------
      Total partners' capital                                     564,031      529,127
                                                               ----------   ----------

                                                               $1,824,486   $1,756,548
                                                               ==========   ==========

The accompanying notes are an integral part of these financial statements.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per unit data)
                              ---------------------

                                                               Three Months Ended         Six Months Ended
                                                                    June 30,                  June 30,
                                                             ----------------------    ----------------------
                                                                1999         1998         1999         1998
                                                             ----------------------    ----------------------
 Revenue:
      Minimum rent                                           $  56,145    $  48,822    $ 110,822    $  96,005
      Percentage rent                                              724          664        1,621        1,442
      Tenant recoveries                                          7,844        6,958       16,268       14,239
      Other                                                      5,188        3,139        8,649        5,957
                                                             ---------    ---------    ---------    ---------

          Total revenue                                         69,901       59,583      137,360      117,643
                                                             ---------    ---------    ---------    ---------

 Property operating expenses:
      General operating expenses                                 5,038        4,396       10,158        8,706
      Salaries and benefits                                      3,565        3,004        7,042        5,873
      Repairs and maintenance                                    6,845        5,598       13,425       11,094
      Taxes, licenses, and insurance                             5,753        5,082       11,872        9,936
 General and administrative                                      2,540        1,363        4,807        3,917
 Depreciation                                                   13,033       10,794       25,921       20,955
 Amortization                                                      557          343        1,082          680
                                                             ---------    ---------    ---------    ---------

          Total operating expenses                              37,331       30,580       74,307       61,161
                                                             ---------    ---------    ---------    ---------

          Income from operations                                32,570       29,003       63,053       56,482
                                                             ---------    ---------    ---------    ---------

 Other income (expense):
      Interest expense                                         (13,505)     (11,612)     (27,459)     (24,191)
      Income from unconsolidated subsidiaries                      477           28          985           37
      Gains from sales of property                                 473           65        3,478           33
      Minority interest in consolidated operating property         (22)         -0-          (82)         -0-
                                                             ---------    ---------    ---------    ---------

          Total other expense                                  (12,577)     (11,519)     (23,078)     (24,121)
                                                             ---------    ---------    ---------    ---------

          Income before extraordinary item                      19,993       17,484       39,975       32,361
 Extraordinary income (loss)                                       115           (5)         115         (400)
                                                             ---------    ---------    ---------    ---------

          Net income                                         $  20,108    $  17,479    $  40,090    $  31,961
 Distributions to preferred unitholders                         (5,003)      (2,735)      (8,625)      (5,469)
                                                             ---------    ---------    ---------    ---------

      Net income available to common unitholders             $  15,105    $  14,744    $  31,465    $  26,492
                                                             =========    =========    =========    =========

 Net income per unit - basic and diluted                     $    0.42    $    0.42    $    0.86    $    0.80
                                                             =========    =========    =========    =========

 Weighted average common units outstanding                      35,967       35,021       36,383       33,240
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

                       COLONIAL REALTY LIMITED PARTNERSHIP
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                               -------------------

                                                                   Six Months Ended
                                                                       June 30,
                                                                ----------------------
                                                                   1999         1998
                                                                ---------    ---------

Cash flows from operating activities:
     Net  income                                                $  40,090    $  31,961
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization                             27,003       21,635
         Income from unconsolidated subsidiaries                     (985)         (37)
         Gains from sales of property                              (3,478)         (33)
         Other                                                        580          723
     Decrease (increase) in:
         Restricted cash                                              (68)         (32)
         Accounts and notes receivable                             (3,803)      (1,396)
         Prepaid expenses                                             296          101
         Other assets                                              (1,344)      (1,404)
     Increase (decrease) in:
         Accounts payable                                          (1,092)      (8,513)
         Accrued interest                                             (26)         286
         Accrued expenses and other                                 8,027        6,779
                                                                ---------    ---------
             Net cash provided by operating activities             65,200       50,070
                                                                ---------    ---------

Cash flows from investing activities:
     Acquisition of properties                                    (15,220)    (143,202)
     Development expenditures                                     (83,526)     (33,946)
     Tenant improvements                                           (4,224)      (1,420)
     Capital expenditures                                          (8,315)      (4,714)
     Proceeds from sales of property, net of selling costs         23,586          908
     Distributions from unconsolidated subsidiaries                 6,690           39
     Capital contributions to unconsolidated subsidiaries          (1,404)         (21)
                                                                ---------    ---------
             Net cash used in investing activities                (82,413)    (182,356)
                                                                ---------    ---------

Cash flows from financing activities:
     Principal reductions of debt                                 (10,050)     (11,869)
     Proceeds from additional borrowings                            9,750          -0-
     Net change in revolving credit balances                        8,473       47,524
     Cash contributions                                           101,158      137,185
     Capital distributions                                        (55,358)     (42,088)
     Purchase of treasury units                                   (37,265)         -0-
     Payment of mortgage financing cost                              (382)         (32)
     Other, net                                                       -0-         (400)
                                                                ---------    ---------
             Net cash provided by financing activities             16,326      130,320
                                                                ---------    ---------
             Decrease in cash and equivalents                        (887)      (1,966)
Cash and equivalents, beginning of period                           4,582        4,534
                                                                ---------    ---------
Cash and equivalents, end of period                             $   3,695    $   2,568
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

Note 3 -- Net Income Per Unit
         The following table sets forth the computation of basic and diluted earnings per unit:

                                                                 (Amounts in thousands,
                                                                  except per unit data)
                                               ------------------------------------------------------------
                                                   Three          Three           Six             Six
                                                   Months         Months         Months          Months
                                                   Ended          Ended          Ended           Ended
                                                  June 30,       June 30,       June 30,        June 30,
                                                    1999           1998           1999            1998
                                                 ------------   ------------   ------------    ------------
        Numerator:
         Numerator  for basic and diluted net
         income   per   unit  -  net   income
         available to common unitholders       $      15,105  $      14,744  $      31,465 $        26,492
                                                 ============   ============   ============    ============

       Denominator:
         Denominator  for  basic  net  income
         per unit - weighted  average  common         35,967         35,021         36,383          33,240
         units
         Effect of dilutive securities:
         Trustee and employee share options               22             53             22              53
                                                 ------------   ------------   ------------    ------------
         Denominator  for  diluted net income
         per   unit   -   adjusted   weighted
         average common units                         35,989         35,074         36,405          33,293
                                                 ============   ============   ============    ============

         Basic net income per unit             $         .42  $         .42  $         .86   $         .80
                                                 ============   ============   ============    ============

         Diluted net income per unit           $         .42  $         .42  $         .86   $         .80
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

Management evaluates the performance of its segments and allocates resources to them based on NOI. NOI consists of revenues in excess of general operating expenses, salaries and wages, repairs and maintenance, taxes, licenses, and insurance. Segment information for the three and six months ended June 30, 1999 and 1998 is as follows:


          As of and for the
         Three Months Ended
            June 30, 1999      Multifamily      Retail       Office       Total
                               -----------   -----------  ----------- ----------
           (in thousands)
Total Divisional Revenues      $   29,232   $   32,837   $    9,690   $   71,759
NOI                                19,323       23,651        6,674       49,648
Divisional assets                 813,158      748,604      273,022    1,834,784
--------------------------------------------------------------------------------
         Three Months Ended
            June 30, 1998      Multifamily      Retail       Office       Total
                               -----------   -----------  ----------- ----------
           (in thousands)
Total Divisional Revenues      $   24,929   $   27,223   $    7,463   $   59,615
NOI                                16,528       19,647        5,420       41,595
--------------------------------------------------------------------------------

          Six Months Ended
            June 30, 1999      Multifamily      Retail       Office       Total
                               -----------   -----------  ----------- ----------
           (in thousands)
Total Divisional Revenues      $   57,303   $   64,870   $   19,512   $  141,685
NOI                                37,486       46,161       13,648       97,295
--------------------------------------------------------------------------------

          Six Months Ended
            June 30, 1998      Multifamily      Retail       Office       Total
                               -----------   -----------  ----------- ----------
           (in thousands)
Total Divisional Revenues      $   49,076   $   53,255   $   14,973   $  117,304
NOI                                32,788       38,180       10,887       81,855
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
--------------------------------------------------------------------------------


         A reconciliation of total segment revenues to total revenues, total segment NOI to income from operations, for the three and six months ended June 30, 1999 and 1998, and total divisional assets to total assets, for the periods ended June 30, 1999 and December 31, 1998, is presented below:


---------------------------------------------------------------------------------------------------------------------------
                                     As of and for the     As of and for the      As of and for the     As of and for the
                                    Three Months Ended     Three Months Ended     Six Months Ended      Six Months Ended
(in thousands)                         June 30, 1999         June 30, 1998          June 30, 1999         June 30, 1998
Revenues
-------------------------------------------------------------------------------  --------------------  --------------------
Total divisional revenues                       $ 71,759              $ 59,615             $ 141,685             $ 117,304
Unallocated corporate revenues                       541                    35                   742                   474
Partially-owned subsidiaries                      (2,399)                  (67)               (5,067)                 (135)
-------------------------------------------------------------------------------  --------------------  --------------------
    Total Revenues                              $ 69,901              $ 59,583             $ 137,360             $ 117,643
-------------------------------------------------------------------------------  --------------------  --------------------

NOI
-------------------------------------------------------------------------------  --------------------  --------------------
Total divisional NOI                            $ 49,648              $ 41,595              $ 97,295              $ 81,855
Unallocated corporate revenues                       541                    35                   742                   474
Partially-owned subsidiaries                      (1,540)                  (41)               (3,129)                  (81)
General and administrative expenses               (2,540)               (1,362)               (4,807)               (3,917)
Depreciation                                     (13,033)              (10,794)              (25,921)              (20,955)
Amortization                                        (557)                 (343)               (1,082)                 (680)
Other                                                 51                   (85)                  (45)                 (214)
-------------------------------------------------------------------------------  --------------------  --------------------
-------------------------------------------------------------------------------  --------------------  --------------------
    Income from operations                      $ 32,570              $ 29,005              $ 63,053              $ 56,482
---------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                   For the Period Ended   For the Period Ended
Assets                                 June 30, 1999       December 31, 1998
-------------------------------------------------------------------------------
Total divisional assets                      $ 1,834,784           $ 1,766,989
Unallocated corporate assets (1)                  50,226                49,149
Partially-owned subsidiaries                     (60,524)              (60,689)
-------------------------------------------------------------------------------
    Total assets                             $ 1,824,486           $ 1,755,449
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


Note 6 - Restatement of Previously Issued Quarterly Information

          Land, buildings, and equipment, partners' capital, net income available to common unitholders, and net income per common unit as of and for the three and six months ended June 30, 1999 have been revised from previously reported results to reflect an adjustment made to previously reported depreciation expense. The effect of this adjustment is an increase in net income available to common unitholders and net income per unit, and an increase to net land, buildings, and equipment and partners' capital as of and for the three and six months ended June 30, 1999.

          The adjustment results in the following changes to CRLP's Consolidated Condensed Balance Sheet and Consolidated Condensed Statement of Income for the Three and Six-Month Periods Ended June 30, 1999:

($ in thousands, except per share data)

                                                           Three Months Ended                    Six Months Ended
                                                              June 30, 1999                        June 30, 1999
                                                       Previously            As             Previously            As
                                                        Reported          Restated           Reported          Restated
                                                        ---------------------------------------------------------------
Land, buildings, and equipment, net                    $1,553,739        $1,556,227        $1,553,739         $1,556,227
Partners' capital                                         336,543           339,031           336,543            339,031

Net income available to common
   unitholders                                             13,490            15,105            28,977             31,465
Net income per common unit                                 $ 0.38            $ 0.42            $ 0.80             $ 0.86

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

          Based on our review, after giving effect to the restatement described in Note 6, we are not aware of any material modifications that should be made to the accompanying consolidated condensed financial statements for them to be in conformity with generally accepted accounting principles.

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

Birmingham, Alabama
July 19, 1999, except for Note 6, as to
which the date is November 15, 1999

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

Results of Operations -- Three Months Ended June 30, 1999 and 1998   Revenue --
          Total revenue increased by $10.3 million, or 17.3%, for the second quarter of 1999 when compared to the second quarter of 1998. The majority of this increase, $8.3 million, represents revenues generated by properties acquired or developed during 1999 and the second half of 1998, net of revenues from properties disposed of in 1998. The remaining increase primarily relates to increases in rental rates at existing properties, certain lease cancellations that occurred during the second quarter of 1999, and income associated with the exchange of certain parcels of land

         Operating Expenses -- Total operating expenses increased by $6.8 million, or 22.1%, for the second quarter of 1999 when compared to the second quarter of 1998. The majority of this increase, $4.2 million, relates to additional operating expenses associated with properties that were acquired or developed during 1999 and the second half of 1998, net of operating expenses associated with properties disposed of in 1998. The remaining increase primarily relates to increases in operating expenses at existing properties.

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

         Operating Expenses -- Total operating expenses increased by $13.1 million, or 21.5%, for the six months ended June 30, 1999 when compared to the six months ended June 30, 1998. The majority of this increase, $9.2 million, relates to additional operating expenses associated with properties that were acquired or developed during 1999 and the second half of 1998, net of operating expenses associated with properties disposed of in 1998. The remaining increase primarily relates to increases in operating expenses at existing properties and overall increases in corporate overhead and personnel costs associated with CRLP's continued growth.

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


                                            COLONIAL REALTY LIMITED PARTNERSHIP,
                                                 a Delaware limited partnership

                                            By:   Colonial Properties Trust,
                                                  its general partner




Date:  November 15, 1999                By:    /s/ Howard B. Nelson, Jr.
                                               ----------------------------
                                               Howard B. Nelson, Jr.
                                               Chief Financial Officer
                                              (Duly Authorized Officer
                                               and Principal Financial Officer)



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

                       COLONIAL REALTY LIMITED PARTNERSHIP
                 EXHIBIT 12 - Ratio of Earnings to Fixed Charges



         CRLP's ratio of earnings to fixed charges for the three months ended June 30, 1999 and 1998, was 1.94 and 2.16, respectively. CRLP's ratio of earnings to fixed charges for the six months ended June 30, 1999 and 1998, was
1.90 and 2.06, respectively.

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

Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D. C. 20549



                                        Re: Colonial Realty Limited Partnership
                                           (File No. 0-20707)
                                            Registration on Form S-3


We are aware that our report dated July 19, 1999, except for Note 6, as to which the date is November 15, 1999, on our review of interim financial information of Colonial Realty Limited Partnership for the three-month and six-month periods ended June 30, 1999 and 1998 and included in the Partnership's quarterly report on Form 10-Q for the periods then ended, is incorporated by reference in the registration statement on Form S-3 related to the Shelf Registration filed on December 11, 1997 (File No. 333-42049). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.




                                                /s/ PricewaterhouseCoopers LLP
                                                    PricewaterhouseCoopers LLP

Birmingham, Alabama
November 15, 1999