Form 10-Q
period 1999-09-30
COLONIAL REALTY LIMITED PARTNERSHIP
filed 1999-11-16
CIK 1013844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934


For the Quarterly Period Ended:
     September 30,  1999                         Commission File Number: 0-20707


                       COLONIAL REALTY LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)



                Delaware                                   63-1098468
         (State of organization)                         (IRS Employer
                                                     Identification Number)

         2101 Sixth Avenue North                             35203
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


                                                                          Page

PART I:  FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

           Consolidated Condensed Balance Sheets as of
           September 30, 1999 and December 31, 1998                         3

           Consolidated Condensed Statements of Income for the
           Three Months and for the Nine Months Ended September 30,         4
           1999 and 1998

           Consolidated Condensed Statements of Cash Flows
           for the Nine Months Ended September 30, 1999 and 1998            5

           Notes to Consolidated Condensed Financial Statements             6

           Report of Independent Accountants                               10

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             11

PART II:  OTHER INFORMATION


  Item 2.  Changes in Securities                                           16

  Item 6.  Exhibits and Reports on Form 8-K                                16

SIGNATURES                                                                 17

EXHIBITS                                                                   18

                       COLONIAL REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                              --------------------


                                                              September 30,
                                                                  1999      December 31,
                                                               (Unaudited)      1998
                                                               -----------   ------------
                    ASSETS

Land, buildings, & equipment, net                               $1,506,155   $1,566,840
Undeveloped land and construction in progress                      235,621      128,336
Cash and equivalents                                                 3,845        4,582
Restricted cash                                                      2,876        2,897
Accounts receivable, net                                             8,445        9,151
Prepaid expenses                                                     2,446        3,116
Notes receivable                                                       668          696
Deferred debt and lease costs, net                                  10,126        9,644
Investment in unconsolidated subsidiaries                           24,649       26,079
Other assets                                                         5,019        5,207
                                                                ----------   ----------

                                                                $1,799,850   $1,756,548
                                                                ==========   ==========


                  LIABILITIES AND PARTNERS' CAPITAL

Notes and mortgages payable                                     $  954,802   $  909,322
Accounts payable                                                    15,356       12,820
Accrued interest                                                    11,681       12,051
Accrued expenses                                                    15,547        3,559
Tenant deposits                                                      4,038        4,272
Unearned rent                                                        1,644        2,800
                                                                ----------   ----------

     Total liabilities                                           1,003,068      944,824
                                                                ----------   ----------

Redeemable units, at redemption value                              284,590      282,597
Preferred units:
     Series A Preferred Units                                      125,000      125,000
     Series B Preferred Units                                      100,000            0
Partners' capital                                                  287,192      404,127
                                                                ----------   ----------
      Total partners' capital                                      512,192      529,127
                                                                ----------   ----------

                                                                $1,799,850   $1,756,548
                                                                ==========   ==========

The accompanying notes are an integral part of these financial statements.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per unit data)
                              ---------------------

                                                               Three Months Ended         Nine Months Ended
                                                                    Sept 30,                  Sept 30,
                                                             ----------------------    ----------------------
                                                                1999         1998         1999         1998
                                                             ----------------------    ----------------------
Revenue:
     Minimum rent                                           $  57,798    $  54,664    $ 168,620    $ 150,669
     Percentage rent                                              483          551        2,103        1,993
     Tenant recoveries                                          7,908        8,171       24,176       22,409
     Other                                                      3,946        4,796       12,596       10,753
                                                            ---------    ---------    ---------    ---------

         Total revenue                                         70,135       68,182      207,495      185,824
                                                            ---------    ---------    ---------    ---------

Property operating expenses:
     General operating expenses                                 5,243        5,838       15,402       14,543
     Salaries and benefits                                      3,936        3,191       10,977        9,065
     Repairs and maintenance                                    6,982        6,837       20,407       17,931
     Taxes, licenses, and insurance                             6,036        6,099       17,909       16,035
General and administrative                                      1,801        2,207        6,608        6,124
Depreciation                                                   13,292       11,942       39,213       32,897
Amortization                                                      563          528        1,645        1,208
                                                            ---------    ---------    ---------    ---------

         Total operating expenses                              37,853       36,642      112,161       97,803
                                                            ---------    ---------    ---------    ---------

         Income from operations                                32,282       31,540       95,334       88,021
                                                            ---------    ---------    ---------    ---------

Other income (expense):
     Interest expense                                         (14,829)     (13,917)     (42,288)     (38,108)
     Income from unconsolidated subsidiaries                      359           24        1,346           61
     Gains (losses) from sales of property                      2,161          (16)       5,639           17
     Minority interest in consolidated operating property         -0-          (62)         (82)         (62)
                                                            ---------    ---------    ---------    ---------

         Total other expense                                  (12,309)     (13,971)     (35,385)     (38,092)
                                                            ---------    ---------    ---------    ---------

         Income before extraordinary item                      19,973       17,569       59,949       49,929
Extraordinary loss                                               (742)          (1)        (628)        (401)
                                                            ---------    ---------    ---------    ---------

         Net income                                         $  19,231    $  17,568    $  59,321    $  49,528
Distributions to preferred unitholders                         (4,953)      (2,735)     (13,578)      (8,203)
                                                            ---------    ---------    ---------    ---------

     Net income available to common unitholders             $  14,278    $  14,833    $  45,743    $  41,325
                                                            =========    =========    =========    =========

Net income per unit - basic and diluted                     $    0.41    $    0.41    $    1.28    $    1.20
                                                            =========    =========    =========    =========

Weighted average common units outstanding                      34,666       36,541       35,804       34,353
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

                       COLONIAL REALTY LIMITED PARTNERSHIP
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                               -------------------

                                                                       Nine Months Ended
                                                                         September 30,
                                                                    ----------------------
                                                                       1999         1998
                                                                    ---------    ---------

Cash flows from operating activities:
      Net  income                                                   $  59,321    $  49,528
      Adjustments to reconcile net income to net cash provided
          by operating activities:
          Depreciation and amortization                                40,858       34,105
          Income from unconsolidated subsidiaries                      (1,346)         (61)
          Gains from sales of property                                 (5,639)         -0-
          Other                                                         1,513          989
      Decrease (increase) in:
          Restricted cash                                                  21         (221)
          Accounts and notes receivable                                  (151)      (1,789)
          Prepaid expenses                                                670          370
          Other assets                                                   (467)      (3,714)
      Increase (decrease) in:
          Accounts payable                                              2,536       (7,432)
          Accrued interest                                               (370)       3,853
          Accrued expenses and other                                   10,598       10,968
                                                                    ---------    ---------
              Net cash provided by operating activities               107,544       86,596
                                                                    ---------    ---------

 Cash flows from investing activities:
      Acquisition of properties                                       (44,417)    (225,627)
      Development expenditures                                       (132,742)     (68,547)
      Tenant improvements                                              (6,957)      (2,702)
      Capital expenditures                                            (12,622)     (12,389)
      Proceeds from sales of property                                 120,795          908
      Distributions from unconsolidated subsidiaries                    8,004           85
      Capital contributions to unconsolidated subsidiaries             (5,228)         (21)
                                                                    ---------    ---------
              Net cash used in investing activities                   (73,167)    (308,293)
                                                                    ---------    ---------

 Cash flows from financing activities:
      Principal reductions of debt                                    (59,156)     (47,156)
      Proceeds from additional borrowings                             136,200      198,976
      Net change in revolving credit balances                         (31,564)      (6,152)
      Cash contributions                                              101,726      139,679
      Capital distributions                                           (80,606)     (64,582)
      Purchase of treasury units                                      (99,614)         -0-
      Payment of mortgage financing cost                               (1,472)        (311)
      Other, net                                                         (628)        (401)
                                                                    ---------    ---------
              Net cash provided by (used in) financing activities     (35,114)     220,053
                                                                    ---------    ---------
              Decrease in cash and equivalents                           (737)      (1,644)
 Cash and equivalents, beginning of period                              4,582        4,534
                                                                    ---------    ---------
 Cash and equivalents, end of period                                $   3,845    $   2,890
                                                                    =========    =========

 The accompanying notes are an integral part of these financial statements.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


Note 1 -- Basis of Presentation
         Colonial Realty Limited Partnership ("CRLP") is the operating partnership of Colonial Properties Trust (the "Company"), an Alabama real estate investment trust whose shares are traded on the New York Stock Exchange. The accompanying unaudited consolidated condensed financial statements of CRLP have been prepared by management in accordance with generally accepted accounting principles for interim financial reporting and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the information included in CRLP's Annual Report as filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998, and with the information filed with the Securities and Exchange Commission on Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999. The December 31, 1998 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

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

Note 2 -- Acquisitions and Joint Ventures
         The Plaza Mall -- On August 16, 1999, CRLP acquired The Plaza Mall, a 436,427 square-foot mall in Greenville, North Carolina for a total purchase price of $28.5 million. The mall anchors include two Belk stores, a recently expanded and renovated JC Penney, and Proffitt's. The purchase price was partially funded through the proceeds received from the disposition of assets, and an advance on CRLP's unsecured line of credit.

         CMS Joint Venture -- During the third quarter, CRLP sold six multifamily properties, representing 1,949 apartment units, which included Colonial Village at Stockbridge, Colonial Grand at Barrington Club, Colonial
Grand at Ponte Vedra, Colonial Village at River Hills, Colonial Grand at Mountain Brook, and Colonial Village at Cahaba Heights. The properties were purchased by a joint venture formed by CMS Companies, a private investment banking firm, and CRLP. CRLP will maintain a 15% interest in the joint venture and serve as manager of the properties.

The properties were sold for a total purchase price of $94.8 million, of which $15 million was used to repay two secured loans, and the remaining proceeds were used to repay a portion of the borrowings under CRLP's unsecured line of credit, purchase the Plaza Mall, and to support CRLP's future investment activities.

Note 3 -- Debt Offering
         On August 4, 1999, CRLP completed an offering of unsecured medium term notes totaling $82.5 million. The securities were issued in two tranches of $57.5 million maturing in August 2002 at 7.93% and $25 million maturing in August 2004 at 8.19%. CRLP used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit.

Note 4 -- Net Income Per Unit
         The following table sets forth the computation of basic and diluted earnings per unit:


                                                                 (Amounts in thousands,
                                                                  except per unit data)
                                               ------------------------------------------------------------
                                                    Three          Three          Nine            Nine
                                                   Months         Months        Months          Months
                                                    Ended          Ended          Ended           Ended
                                                  September      September      September       September
                                                     30,            30,            30,             30,
                                                    1999           1998           1999            1998
                                                 ------------   ------------   ------------    ------------
        Numerator:
         Numerator  for basic and diluted net
         income   per   unit  -  net   income
         available to common unitholders       $      14,278  $      14,833  $      45,743 $        41,325
                                                 ============   ============   ============    ============

       Denominator:
         Denominator  for  basic  net  income
         per unit - weighted  average  common         34,666         36,541         35,804          34,353
         units
         Effect of dilutive securities:
         Trustee and employee share options               21             44             21              44
                                                 ------------   ------------   ------------    ------------

         Denominator  for  diluted net income
         per   unit   -   adjusted   weighted
         average common units                         34,687         36,585         35,825          34,397
                                                 ============   ============   ============    ============

         Basic net income per unit             $         .41  $         .41  $        1.28   $        1.20
                                                 ============   ============   ============    ============

         Diluted net income per unit           $         .41  $         .41  $        1.28   $        1.20
                                                 ============   ============   ============    ============

Options to purchase 409,348 common shares at a weighted average exercise price of $28.72 per share were outstanding during 1999 but were not included in the computation of diluted net income per unit because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.


Note 5 -- Segment Information
         CRLP is organized into, and manages its business based on the performance of three separate and distinct operating divisions: Multifamily,
Retail, and Office. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within each division. The applicable accounting policies of the segments are substantially the same as those described in the "Summary of Significant Accounting Policies" in CRLP's 1998 Annual Report. However, the pro rata portion of the revenues, net operating income ("NOI"), and assets of the partially owned entities and joint ventures that CRLP has entered into are included in the applicable segment information. Subsequently, in the reconciliation to total revenues, total NOI, and total assets, the amounts are eliminated, as the investment in the partially owned entities and joint ventures are reflected in the consolidated financial statements as investments accounted for under the equity method.

Management evaluates the performance of its segments and allocates resources to them based on NOI. NOI consists of revenues in excess of general operating expenses, salaries and wages, repairs and maintenance, taxes, licenses, and insurance. Segment information for the three and nine months ended September 30, 1999 and 1998 is as follows:


------------------------------------------------------------------------------------------------------------
          As of and for the
         Three Months Ended
         September 30, 1999                   Multifamily         Retail           Office           Total
                                        --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                       $ 30,329         $ 31,712         $ 10,359         $ 72,400
NOI                                               19,351           22,599            7,198           49,148
Divisional assets                                757,472          775,603          279,348        1,812,423
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
         Three Months Ended
         September 30, 1998                   Multifamily         Retail           Office           Total
                                        --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                       $ 27,414         $ 30,692          $ 9,659         $ 67,765
NOI                                               17,611           21,387            6,986           45,984
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
          Nine Months Ended
         September 30, 1999                   Multifamily         Retail           Office           Total
                                        --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                       $ 87,632         $ 96,582         $ 29,871        $ 214,085
NOI                                               56,837           69,027           20,840          146,704
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
          Nine Months Ended
         September 30, 1998                   Multifamily         Retail           Office           Total
                                        --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                       $ 76,490         $ 83,947         $ 24,632        $ 185,069
NOI                                               50,399           59,564           17,873          127,836
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
        For the Period Ended
          December 31, 1998
           (in thousands)                     Multifamily         Retail           Office           Total
                                        --------------------------------------------------------------------
Divisional assets                              $ 783,097        $ 742,761        $ 241,131      $ 1,766,989
------------------------------------------------------------------------------------------------------------



         A reconciliation of total segment revenues to total revenues, total segment NOI to income from operations, for the three and nine months ended September 30, 1999 and 1998, and total divisional assets to total assets, for the periods ended September 30, 1999 and December 31, 1998, is presented below:


----------------------------------------------------------------------------------------------------------------------------------
                                         As of and for the        As of and for the       As of and for the     As of and for the
                                         Three Months Ended      Three Months Ended       Nine Months Ended     Nine Months Ended
(in thousands)                           September 30, 1999      September 30, 1998      September 30, 1999     September 30, 1998
Revenues
------------------------------------------------------------------------------------  ---------------------- ---------------------
Total divisional revenues                            $ 72,400              $ 67,765               $ 214,085             $ 185,069
Unallocated corporate revenues                            220                   485                     961                   959
Partially-owned subsidiaries                           (2,485)                  (68)                 (7,551)                 (204)
------------------------------------------------------------------------------------  ---------------------- ---------------------
    Total Revenues                                   $ 70,135              $ 68,182               $ 207,495             $ 185,824
------------------------------------------------------------------------------------  ---------------------- ---------------------

NOI
------------------------------------------------------------------------------------  ---------------------- ---------------------
Total divisional NOI                                 $ 49,148              $ 45,984               $ 146,704             $ 127,836
Unallocated corporate revenues                            220                   485                     961                   959
Partially-owned subsidiaries                           (1,448)                  (40)                 (4,531)                 (121)
General and administrative expenses                    (1,801)               (2,207)                 (6,608)               (6,124)
Depreciation                                          (13,292)              (11,942)                (39,213)              (32,897)
Amortization                                             (563)                 (528)                 (1,645)               (1,208)
Other                                                      18                  (212)                   (334)                 (424)
------------------------------------------------------------------------------------  ---------------------- ---------------------
    Income from operations                           $ 32,282              $ 31,540                $ 95,334              $ 88,021
----------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------
                                      For the Period Ended      For the Period Ended
Assets                                 September 30, 1999        December 31, 1998
------------------------------------------------------------------------------------
Total divisional assets                           $ 1,812,423           $ 1,766,989
Unallocated corporate assets (1)                       63,167                50,248
Partially-owned subsidiaries                          (75,740)              (60,689)
------------------------------------------------------------------------------------
    Total assets                                  $ 1,799,850           $ 1,756,548
------------------------------------------------------------------------------------

(1) Includes the Company's investment in partially owned entities of $24,497 as of September 30, 1999, and $25,181 as of December 31, 1998.


Note 6 -- Subsequent Events

         Quarterly Distributions
         On October 19, 1999, a cash distribution was declared to partners of CRLP in the amount of $0.58 per unit, totaling $19.3 million. The distribution was declared to partners of record as of October 29, 1999, and was paid on November 8, 1999.

         Common Unit Repurchase Program
          On October 19, 1999 the Board of Trustees increased the previously authorized amount of the common unit repurchase program from $100 million to $150 million, under which the Company may repurchase its currently outstanding common units from time to time at the discretion of management in open market and negotiated transactions. A portion of the units repurchased may be reserved for re-issuance through a Unit Purchase Program. Under the Unit Purchase Program, executives, management and members of the Board of Trustees will be offered an opportunity to purchase units of CRLP.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Trustees of
Colonial Properties Trust:

         We have reviewed the accompanying consolidated condensed balance sheet of Colonial Realty Limited Partnership (the "Partnership") as of September 30, 1999, and the related consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 1999 and 1998, and the consolidated condensed statements of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Partnership's management.

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

Birmingham, Alabama
November 15, 1999

                       COLONIAL REALTY LIMITED PARTNERSHIP


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
         Colonial Realty Limited Partnership ("CRLP"), a Delaware limited partnership, is the operating partnership of Colonial Properties Trust, an Alabama real estate investment trust (the "Company") whose shares are listed on the New York Stock Exchange. The Company is engaged in the ownership, development, management, and leasing of multifamily communities, retail malls and shopping centers, and office buildings. The Company is organized as a real estate investment trust (REIT) and owns and operates properties in nine states in the Sunbelt region of the United States. As of September 30, 1999, CRLP's real estate portfolio consisted of 51 multifamily communities, 41 retail properties, and 19 office properties.

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

Results of Operations -- Three Months Ended September 30, 1999 and 1998
         Revenue -- Total revenue increased by $1.9 million, or 2.9%, for the third quarter of 1999 when compared to the third quarter of 1998. The majority of this increase, $1.1 million, represents revenues generated by properties acquired or developed during 1999 and the fourth quarter of 1998, net of revenues from properties disposed of in 1998 and the first six months of 1999. The remaining increase primarily relates to increases in rental rates at existing properties.

         Operating Expenses -- Total operating expenses increased by $1.2 million, or 3.3%, for the third quarter of 1999 when compared to the third quarter of 1998. The majority of this increase is primarily related to additional operating expenses associated with properties that were acquired or developed during 1999 and the fourth quarter of 1998, net of operating expenses associated with properties disposed of in 1998 and the first nine of months of 1999. The remaining increase primarily relates to increases in operating expenses at existing properties and overall increases in corporate overhead and personnel costs associated with CRLP's continued growth.

         Other Income and Expense -- Interest expense increased by $0.9 million, or 6.6%, for the third quarter of 1999 when compared to the third quarter of 1998. The increase in interest expense is primarily attributable to the assumption of acquisition-related debt, and the increased usage of CRLP's revolving credit agreement in conjunction with the financing of acquisitions and developments.

Results of Operations -- Nine Months Ended September 30, 1999 and 1998
         Revenue -- Total revenue increased by $21.7 million, or 11.7%, for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998. The majority of this increase, $20.0 million, represents revenues generated by properties acquired or developed during 1999 and the fourth quarter of 1998, net of revenues from properties disposed of in 1998. The remaining increase primarily relates to increases in rental rates at existing properties, certain lease cancellations that occurred during 1999, and income associated with the exchange of certain parcels of land.

         Operating Expenses -- Total operating expenses increased by $14.4 million, or 14.7%, for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998. The majority of this increase, $10.0 million, relates to additional operating expenses associated with properties that were acquired or developed during 1999 and the fourth quarter of 1998, net of operating expenses associated with properties disposed of in 1998. The remaining increase primarily relates to increases in operating expenses at existing properties and overall increases in corporate overhead and personnel costs associated with CRLP's continued growth.

         Other Income and Expense -- Interest expense increased by $4.2 million, or 11.0%, for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998. The increase in interest expense is primarily attributable to the assumption of acquisition-related debt, and the increased usage of CRLP's revolving credit agreement in conjunction with the financing of acquisitions and developments.

Liquidity and Capital Resources
         During the third quarter of 1999, CRLP invested $78.2 million in the acquisition and development of properties. CRLP financed this growth through the sale of certain properties, issuance of unsecured medium term notes, advances on its bank line of credit, and cash from operations. As of September 30, 1999, CRLP had an unsecured bank line of credit providing for total borrowings of $250 million. The line, which is used by CRLP primarily to finance property acquisitions and development, bears interest at LIBOR plus 80-135 basis points, based on the Company's investment grade rating, and is renewable in July 2000 and provides for a two-year amortization in the case of non-renewal. The line of credit agreement includes a competitive bid feature that will allow CRLP to convert up to $125 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The balance outstanding on this line at September 30, 1999, was $142.8 million.

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

Common Unit Repurchase Program
         During 1999, the Board of Trustees authorized a unit repurchase program under which the Company may repurchase up to $100 million of its currently outstanding common units from time to time at the discretion of management in open market and negotiated transactions. During the third quarter of 1999, the Company repurchased 2,290,200 units at an all-in cost of approximately $62.3 million. For the nine-month period ended September 30, 1999, the Company has repurchased 3,697,565 units at an all-in cost of approximately $99.6 million, which represents an average purchase price of $26.90 per unit.

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

         Property Management Systems
         CRLP has completed an inventory of the material computer systems being utilized in its existing property management systems, which may be adversely affected by the Year 2000 issue. Such systems include, but are not limited to, building automation (e.g., energy management, HVAC) elevator controls, fire and life safety devices, security card access, garage revenue controls, and office equipment.

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

         Information Systems
         The general ledger software system used by CRLP through October 1999 was not Y2K compliant. Therefore, in order to become Y2K compliant, CRLP has purchased and installed a Y2K compliant software package from another vendor. CRLP installed and completed the testing phase of the software in the Third Quarter of 1999. During the month of October 1999, CRLP ran certain properties within their portfolio parallel on both the current and new general ledger systems. On November 1, 1999, CRLP began utilization of the new software package for all of their properties and corporate accounting functions. The total cost incurred and cost to complete implementation this new software is estimated to be approximately $700,000.

         CRLP has also assessed its non-financial computer systems, and is replacing, upgrading or modifying such systems as needed. The cost of the upgrade to the non-financial computer systems is not expected to be material.

         As of October 31, 1999, CRLP has incurred approximately $1.8 million in costs to analyze and prepare for the Year 2000 issue. CRLP currently estimates that it will incur additional costs, which are not expected to exceed approximately $100,000 to complete its Year 2000 compliance work.

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

                       COLONIAL REALTY LIMITED PARTNERSHIP
                          PART II -- OTHER INFORMATION



Item 2.  Changes in Securities.

         The Company from time to time issues common shares of beneficial interest ("Common Shares") pursuant to its Dividend Reinvestment and Share Purchase Plan, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, and its Employee Share Option and Restricted Share Plan, in transactions that are registered under the Securities Act of 1933, as amended (the "Act"). Pursuant to CRLP's Second Amended and Restated Agreement of Limited Partnership, each time the Company issues Common Shares pursuant to the foregoing plans, CRLP issues to Colonial Properties Trust, its general partner, an equal number of Units for the same price at which the Common Shares were sold, in transactions that are not registered under the Act in reliance on
Section 4(2) of the Act. During the quarter ended September 30, 1999, CRLP issued 1,681 Units in such transactions for an aggregate of approximately $40,000.

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


                                     COLONIAL REALTY LIMITED PARTNERSHIP,
                                          a Delaware limited partnership

                                     By:   Colonial Properties Trust,
                                           its general partner




Date:  November 15, 1999             By:    /s/ Howard B. Nelson, Jr.
                                                -----------------------------
                                                Howard B. Nelson, Jr.
                                                Chief Financial Officer
                                               (Duly Authorized Officer
                                                and Principal Financial Officer)



Date:  November 15, 1999                   /s/ Kenneth E. Howell
                                               ------------------------------
                                               Kenneth E. Howell
                                               Senior Vice President and
                                               Chief Accounting Officer
                                              (Principal Accounting Officer)

                       COLONIAL REALTY LIMITED PARTNERSHIP
                 EXHIBIT 12 - Ratio of Earnings to Fixed Charges



         CRLP's ratio of earnings to fixed charges for the three months ended September 30, 1999 and 1998, was 1.79 and 1.98, respectively. CRLP's ratio of earnings to fixed charges for the nine months ended September 30, 1999 and 1998, was 1.86 and 2.01, respectively.

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

Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D. C. 20549



                                        Re: Colonial Realty Limited Partnership
                                                             (File No. 0-20707)
                                                       Registration on Form S-3


We are aware that our report dated November 15, 1999 on our review of interim financial information of Colonial Realty Limited Partnership for the three-month and nine-month periods ended September 30, 1999 and 1998 and included in the Partnership's quarterly report on Form 10-Q for the periods then ended, is incorporated by reference in the registration statement on Form S-3 related to the Shelf Registration filed on December 11, 1997 (File No. 333-42049). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.




                                                 /s/ PricewaterhouseCoopers LLP
                                                     PricewaterhouseCoopers LLP

Birmingham, Alabama
November 15, 1999