Form 10-K
period 1999-12-31
COLONIAL REALTY LIMITED PARTNERSHIP
filed 2000-03-30
CIK 1013844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1999 OR

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

Registrant's  telephone number,  including area code: (205) 250-8700

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                 Name of each exchange on which registered
  -------------------                 -----------------------------------------
     Not applicable                                 Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Class A Units of Limited Partnership Interest

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO __

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         Documents Incorporated by Reference

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

         CRLP is the Operating Partnership of the Company, which is one of the largest owners, developers and operators of multifamily, retail and office properties in the Sunbelt region of the United States. It is a fully-integrated real estate company, whose activities include ownership of a diversified portfolio of 111 properties as of December 31, 1999, located in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas, and Virginia, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate. As of December 31, 1999, CRLP owned 52 multifamily apartment communities containing a total of 16,415 apartment units (the "Multifamily Properties"), 18 office properties containing a total of approximately 3.1 million square feet of office space (the "Office Properties"), 41 retail properties containing a total of approximately 13.9 million square feet of retail space (the "Retail Properties"), and certain parcels of land adjacent to or near certain of these properties (the "Land"). (The Multifamily Properties, the Office Properties, the Retail Properties, and the Land are referred to collectively as the "Properties"). As of December 31, 1999, the Multifamily Properties, the Office Properties, and the Retail Properties that had achieved stabilized occupancy were 93.9%, 93.3% and 89.9% leased, respectively.

         CRLP's executive offices are located at 2101 Sixth Avenue North, Suite 750, Birmingham, Alabama, 35203 and its telephone number is (205) 250-8700. CRLP was formed in Delaware on August 6, 1993.


Formation of the Company and the Operating Partnership

         The Company and the Operating Partnership were formed to succeed to substantially all of the interests of Colonial Properties, Inc., an Alabama corporation ("Colonial"), its affiliates and certain other entities in a diversified portfolio of multifamily, office, and retail properties located in Alabama, Florida, and Georgia and to the development, acquisition, management, leasing, and brokerage businesses of Colonial.

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


Recent Developments

          Since the IPO, CRLP has significantly expanded its portfolio of Properties and its operating businesses. Acquisitions by CRLP of new properties represent a total investment of over $1.3 billion. CRLP has also completed the expansion and development of 17 multifamily properties since the IPO, adding a total of 3,474 units to its multifamily portfolio. CRLP currently has seven active expansion, development, and redevelopment projects in progress for Multifamily Properties, one Office Property development, and five Retail Property developments and redevelopments. CRLP has also disposed of 13 Multifamily Properties representing 4,783 apartment units, and one Office Property representing 25,000 square feet of office space, and has entered into three joint ventures.

         The following is a summary of CRLP's acquisition, disposition, joint venture, and development activity in 1999.

Acquisition and Disposition Activity

         CRLP disposed of seven Multifamily Properties, including three in Florida, two in Alabama, and two in Georgia, representing 2,319 units for a total sale price of $119.8 million.

         CRLP acquired one Office Property, in Alabama, containing 163,000 square feet of office space for a total purchase price of $16.5 million.

         CRLP also added 468,000 square feet of retail shopping space through the acquisition of an enclosed mall at a net cost of $29.3 million.


Joint Ventures

          During the third quarter of 1999, CRLP entered into a joint venture with CMS, a Delaware general partnership. In connection with this joint venture, CRLP sold the following six properties: Colonial Village at Stockbridge, Colonial Grand at Barrington Club, Colonial Grand at Ponte Vedra, Colonial Village at River Hills, Colonial Grand at Mountain Brook, and Colonial Village at Cahaba Heights. CMS acquired an 85% interest in the joint venture from CRLP for $80.6 million. CRLP acquired a 15% interest in the joint venture and will serve as manager of the properties. Subsequent to formation, the joint venture leveraged the properties for a total of $73.6 million of nonrecourse notes, and the proceeds were distributed proportionately to the joint venture partners. At December 31, 1999, CRLP had an ending net investment in the joint venture of $2.8 million.

Development Activity

         During 1999, CRLP completed development of 1,404 new apartment units in 10 multifamily communities and acquired land on which it intends to develop additional multifamily communities during 2000 and 2001. The aggregate cost of this multifamily development activity was $105.1 million. As of December 31, 1999, CRLP had 1,290 apartment units in seven multifamily communities under development, redevelopment, or expansion. Management anticipates that the seven multifamily projects will be completed during 2000 and 2001. Management expects to invest an additional $15.5 million over this period to complete these multifamily projects.

         During 1999, CRLP completed development of two office properties, and began development of one office property in Atlanta, Georgia. The aggregate investment in the office developments during 1999 was $30.8 million. Management estimates that it will invest an additional $14.0 million to complete these projects.

          During 1999, CRLP continued development of a community shopping center in Birmingham, Alabama, began construction of two new community shopping centers, and began the redevelopment of an enclosed mall and community shopping center. The aggregate investment in these retail developments during 1999 was $32.0 million. Management anticipates that it will invest an additional $68.6 million to complete the retail developments.


         The  table  below   provides   an   overview  of  CRLP's   acquisition,
development, expansion, and redevelopment activity during 1999:

                                 Summary of 1999
                           Acquisition and Development
                                    Activity

  Completion or                                                                         Type of      Units (M)        Cost or
   Anticipated                       Name of                                            Property     GLA (R/O)      Anticipated
 Completion Date                  Property (1)                        Location            (2)           (3)          Cost (4)
------------------- ------------------------------------------  ---------------------  -----------  -------------  --------------

Acquisitions:
   2nd Qtr 99       Emmett R. Johnson Building                  Birmingham, AL             O             163,000        $ 16,500
   3rd Qtr 99       The Plaza Mall                              Greenville, NC             R             468,000          29,300

Developments:
   1st Qtr 99       CG at Cypress Crossing                      Orlando, FL                M                 250          21,600
   2nd Qtr 99       CG at Inverness Lakes II (expansion)        Birmingham, AL             M                 132           8,300
   2nd Qtr 99       CG at Edgewater II (expansion)              Huntsville, AL             M                 192          12,800
   2nd Qtr 99       CG at Citrus Park                           Tampa, FL                  M                 176          12,700
   2nd Qtr 99       CG at Lakewood Ranch                        Sarasota, FL               M                 288          22,600
   3rd Qtr 99       CG at Wesleyan II (expansion)               Macon, GA                  M                  88           7,000
   1st Qtr 00       CV at Ashley Plantation (expansion)         Bluffton, SC               M                 214          13,100
   1st Qtr 00       CV at Walton Way (redevelopment)            Augusta, GA                M                 256           2,900
   2nd Qtr 00       CV at Heather Glen                          Orlando, FL                M                 448          34,200
   2nd Qtr 00       CG at Madison                               Huntsville, AL             M                 336          23,000
   2nd Qtr 00       CG at Promenade                             Montgomery, AL             M                 384          27,200
   4th Qtr 00       CG at Reservoir                             Jackson, MS                M                 170          13,600
   1st Qtr 01       CG at Liberty Park                          Birmingham, AL             M                 300          26,500
   2nd Qtr 99       Colonial Plaza (redevelopment)              Birmingham, AL             O             179,000           1,900
   3rd Qtr 99       1800 International Park                     Birmingham, AL             O             146,000          13,800 (5)
   3rd Qtr 99       Colonial Center at Research Park            Huntsville, AL             O             133,000          11,500 (5)
   3rd Qtr 00       Colonial Center 300 at Mansell Overlook     Atlanta, GA                O             162,000          23,400
   2nd Qtr 00       Colonial Promenade Trussville               Birmingham, AL             R             388,000          33,300
   4th Qtr 00       Colonial Promenade at Tutwiler Farm         Birmingham, AL             R             213,000          26,200
   4th Qtr 00       Colonial Promenade Madison                  Huntsville, AL             R             111,000          10,000
   4th Qtr 00       Northdale Court (redevelopment)             Tampa, FL                  R             193,000           3,200
   2nd Qtr 01       Brookwood Village Mall (redevelopment)      Birmingham, AL             R             751,000          35,000
                                                                                                                   --------------
                                                                                                    Total              $ 429,600
                                                                                                                   ==============


(1) In the listing of Multifamily Property names, CG has been used as an abbreviation for Colonial Grand and CV has been used as an abbreviation for Colonial Village.
(2) M refers to Multifamily Properties, O refers to Office Properties, and R refers to Retail Properties.
(3) Units (in this table only) refers to multifamily apartment units and GLA refers to gross leasable area of office and retail space.
(4)  Amounts in thousands.
(5) Amounts represent costs to complete the noted buildings, however, additional tenant improvement costs will be incurred to complete the projects.

Multifamily Property Acquisitions

          Colonial Village at Haverhill--On May 1, 1999, CRLP acquired the remaining 20.2% ownership interest in Colonial Village at Haverhill, a 322-unit apartment complex on approximately 19 acres of land in San Antonio, Texas. On July 1, 1998, CRLP had acquired a 79.8% ownership interest in Colonial Village at Haverhill. The purchase of the remaining 20.2% interest was funded through the issuance of 157,140 limited partnership units, valued at approximately $4.2 million.

         CRLP intends to continue to pursue acquisitions in the Sunbelt region of the United States that meet CRLP's acquisition criteria for property quality, market strength, and investment return.

Completed Multifamily Expansion and Development Activity

          Colonial Grand at Cypress Crossing-- CRLP completed construction on a 250-unit development located in Orlando, Florida during the first quarter of 1999. The new apartments feature numerous luxuries, including a security system, automated climate control, high-speed Internet access, and home theatre pre-wiring. Project development costs, including land acquisition costs, totaled $21.6 million and were funded through advances on CRLP's line of credit.

         Colonial Grand at Inverness Lakes II--CRLP completed construction on a 132-unit expansion of Colonial Grand at Inverness Lakes located in Mobile, Alabama during the second quarter of 1999. This expansion phase offers the same amenities as the existing community. Project development costs, including land acquisition costs, totaled $8.3 million and were funded through advances on CRLP's line of credit.

         Colonial Grand at Edgewater II--CRLP completed construction on a 192-unit expansion of Colonial Grand at Edgewater in Huntsville, Alabama during the second quarter of 1999. This expansion phase offers the same amenities as the existing community. Project development costs, including land acquisition costs, totaled $12.8 million and were funded through advances on CRLP's line of credit.

         Colonial Village at Citrus Park--CRLP completed construction on a 176-unit development located in Tampa, Florida during the second quarter of 1999. The new apartment community offers a variety of amenities, including a swimming pool, fitness center, resident business center, garages and a gated entry. Project development costs, including land acquisition costs, totaled $12.7 million and were funded through advances on CRLP's line of credit.

          Colonial Grand at Lakewood Ranch--CRLP completed construction on a 288-unit development located in Sarasota, Florida during the second quarter of 1999. The new apartments feature numerous luxuries, including a security system, automated climate control, high-speed Internet access, and home theatre pre-wiring. Amenities include a swimming pool, fitness center, tennis courts and a gated entry. Project development costs, including land acquisition costs, totaled $22.6 million and were funded through advances on CRLP's line of credit.

         Colonial Grand at Wesleyan II--CRLP completed construction on an 88-unit expansion of Colonial Grand at Wesleyan located in Macon, Georgia during the third quarter of 1999. This expansion phase offers the same amenities as the existing community. Project development costs, including land acquisition costs, totaled $7.0 million and were funded through advances on CRLP's line of credit.

Continuing Multifamily Expansion and Development Activity

         Colonial Village at Ashley Plantation--CRLP began construction on a 214-unit expansion of Colonial Village at Ashley Plantation located in Bluffton, South Carolina during the second quarter of 1998. Project development costs, including land acquisition costs, are expected to total $13.1 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete construction in the first quarter of 2000.

         Colonial Village at Walton Way--CRLP began the redevelopment of Colonial Village at Walton Way, a 256-unit multifamily community located in Augusta, Georgia. Project redevelopment costs are expected to total $2.9 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete the redevelopment in the first quarter of 2000.

         Colonial Village at Heather Glen--CRLP began construction on a 448-unit development located in Orlando, Florida during the third quarter of 1998. The new apartments will offer a variety of amenities, including a clubhouse, car-care center, fitness center with a child play area, two swimming pools, tennis courts, and a picnic area. Project development costs, including land acquisition costs, are expected to total $34.2 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete construction in the second quarter of 2000.

         Colonial Grand at Madison--CRLP began construction on a 336-unit development located in Huntsville, Alabama. The new apartments will offer a variety of amenities, including a swimming pool, an exercise room, tennis courts, and a car wash. Project development costs, including land acquisition costs, are expected to total $23.0 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete construction in the first quarter of 2000.

         Colonial Grand at Promenade--CRLP began construction on a 384-unit development located in Montgomery, Alabama. The new apartments will feature numerous luxuries, including a security system, automated climate control, high-speed Internet access, and home theatre pre-wiring. Project development costs, including land acquisition costs, are expected to total $27.2 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete construction in the second quarter of 2000.

         Colonial Grand at Reservoir--CRLP began construction on a 170-unit development located in Jackson, Mississippi. The new apartments will offer a variety of amenities, including a fitness center, swimming pool, garages, and tennis courts. Project development costs, including land acquisition costs, are expected to total $13.6 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete construction in the first quarter of 2000.

         Colonial Grand at Liberty Park--CRLP began construction on a 300-unit development located in Birmingham, Alabama during the third quarter of 1998. The new apartments will feature numerous luxuries, including a security system, automated climate control, high-speed Internet access, and home theatre pre-wiring. Project development costs, including land acquisition costs, are expected to total $26.5 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete construction in the second quarter of 2000.

Office Property Acquisitions

         Emmett R. Johnson Building--In June 1999, CRLP acquired the Emmett R. Johnson Building, a 163,000 square-foot Class A office building located in Birmingham, Alabama. The property was built in 1982, renovated in 1995, and was 90% occupied at the time of acquisition. The Emmett R. Johnson Building was acquired for a total purchase price of $16.5 million, which was funded through an advance on CRLP's line of credit.

Completed Office Property Development and Redevelopment Activity

          1800 International Park--In October 1999, CRLP completed development of a six story multi-tenant office building in Birmingham, Alabama with a total of 146,000 square feet of leasable area. Project development costs, including land acquisition costs, totaled $13.8 million and were funded through advances on CRLP's line of credit. CRLP expects to incur an additional $4.5 million in tenant improvements during the lease-up of this property.

          Colonial Center at Research Park--Also in October 1999, CRLP completed development of two office buildings in Huntsville, Alabama with a total of 133,000 square feet of leasable area. Colonial Center at Research Park features Class A office space with first-class amenities. Project development costs, including land acquisitions, totaled $11.5 million and were funded through advances on CRLP's line of credit. CRLP expects to incur an additional $1.7 million in tenant improvements during the lease-up of this property.

         Colonial Plaza--During 1999, CRLP began and completed the redevelopment of Colonial Plaza, a 179,000 square foot office building located in Birmingham, Alabama. The renovation included a new exterior finish, the relocation and modernization of the building lobby, the renovation of all common areas, common conference facilities, and a new fitness center. Project redevelopment costs were approximately $1.9 million, and were funded through CRLP's line of credit.

New Office Property Development

         Colonial Center 300 at Mansell Overlook--During the third quarter of 1999, CRLP began the development of Colonial Center 300 at Mansell Overlook, a 162,000 Class A office building located in Atlanta, Georgia. The building will include the most advanced technology systems available in the market, including high-speed Internet access, fiber optic network infrastructure, and state-of-the art, customer controlled energy management system. Project development costs, including land acquisitions are expected to total $23.4 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete the project in the third quarter of 2000.

Retail Property Acquisitions

         The Plaza Mall--In August 1999, CRLP acquired the Plaza Mall, a 468,000 square-foot mall in Greenville, North Carolina for a total purchase price of $29.3 million. The mall anchors include two Belk stores, a recently expanded and renovated JC Penney, and Proffitt's. The purchase price was partially funded through the proceeds received from the disposition of assets, and an advance on CRLP's line of credit.

Retail Development and Redevelopment Activity

         Colonial Promenade Trussville--During the third quarter of 1998, CRLP began the development of a 388,000 square foot retail shopping center in Birmingham, Alabama. The shopping center development will be anchored by a Wal-Mart Supercenter, Regal Cinemas, Marshall's Department Store, and Goody's Family Clothing. Project expansion costs are expected to total $33.3 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete the development during the second quarter of 2000.

          Colonial Promenade at Tutwiler Farm--During the third quarter of 1999, CRLP began the development of a 516,000 square foot retail shopping center in Birmingham, Alabama. The shopping center development will be anchored by a Home Depot, Target, and Michaels. Project expansion costs are expected to total $26.2 million and will be funded through advances on CRLP's line of credit and the issuance of limited partnership units. CRLP expects to complete the development during the fourth quarter of 2000.

         Colonial Promenade Madison--During the third quarter of 1999, CRLP began the development of an 111,000 square foot retail shopping center in Huntsville, Alabama. The shopping center development will be anchored by a Publix Supermarket, and will include approximately 30,000 square feet of small shop space. Project expansion costs are expected to total $10.0 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete the development during the fourth quarter of 2000.

         Brookwood Village Mall--During the third quarter of 1999, CRLP began the redevelopment and expansion of Brookwood Village Mall, an enclosed mall located in Birmingham, Alabama. The renovations will include a grand entrance offering valet parking, natural lighting through the use of skylights, custom light fixtures, stone flooring, and plush area carpeting. The mall will also offer an upscale selection of merchants as new tenants, restaurants, and entertainment venues are added. Project redevelopment and expansion costs are expected to total $35.0 million and will be funded through CRLP's unsecured line of credit. CRLP expects to complete the redevelopment and expansion during the second quarter of 2001.

         Northdale Court--During the fourth quarter of 1999, CRLP began the redevelopment of Northdale Court, a 193,000 square foot strip center located in Tampa, Florida. Project redevelopment costs are expected to total $3.2 million, and will be funded through advances on CRLP's unsecured line of credit. CRLP expects to complete the redevelopment during the fourth quarter of 2000.

Financing Activity

         CRLP funded a large portion of its acquisitions and developments through the issuance of preferred units and debt securities. During 1999, CRLP completed the following equity and debt transactions:

                             Preferred Unit Offering
                                                  (in thousands)
                                         ----------------------------------
               Number of    Price Per     Gross      Offering       Net
  Date      Preferred Units    Unit      Proceeds     Costs      Proceeds
------------ -------------- ----------  ---------- ----------  ------------
February       2,000,000    $ 50.000    $ 100,000  $   2,600    $  97,400


                                 Debt Offerings
                                                                           Gross
                       Type of                                       Proceeds
      Date               Note             Maturity       Rate     (in thousands)
----------------- ------------------- --------------------------  --------------
August            Medium-term         August, 2002       7.93%   $       57,500
August            Medium-term         August, 2004       8.19%   $       25,000

         CRLP's current borrowing capacity under its unsecured line of credit is $250 million. The credit facility, which is used by CRLP primarily to finance additional property investments, bears interest at a rate ranging between 80 and 135 basis points above LIBOR and is renewable in July 2000. The line of credit agreement includes a competitive bid feature that will allow CRLP to convert up to $125 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. As of December 31, 1999, the balance outstanding on CRLP's line of credit was $228.3 million.


Business Strategy

         The general business strategy of the Company and CRLP is to generate stable and increasing cash flow and portfolio value for their shareholders and unitholders, respectively. The Company and CRLP have implemented this strategy principally by (i) realizing growth in income from its existing portfolio of properties, (ii) developing, expanding, and selectively acquiring additional multifamily, office, and retail properties in growth markets located in the Sunbelt region of the United States, where CRLP has first-hand knowledge of growth patterns and local economic conditions, (iii) managing its own properties, which has enabled it to better control operating expenses and establish long-term relationships with its office and retail tenants, (iv) maintaining its third-party property management business, which has increased cash flow and established additional relationships with tenants, and (v) employing a comprehensive capital maintenance program to maintain properties in first-class condition. CRLP's business strategy and the implementation of that strategy are determined by CRLP's board of trustees and may be changed from time to time.


Financing Strategy

          CRLP's strategy is to maintain coverage ratios in order to sustain its investment grade status. CRLP's total market capitalization as of December 31, 1999, was $2.0 billion, and its ratio of debt to total market capitalization was 51.3%. We calculate debt to total market capitalization as total debt as a percentage of total debt, including preferred units, plus the market value of our outstanding common shares of beneficial interest and the outstanding units. At December 31, 1999, CRLP's total debt included fixed-rate debt of $758.0 million, or 72.9% of total debt, and floating-rate debt of $281.9 million, or 27.1% of total debt. CRLP has obtained interest rate protection for $50.0 million of the floating-rate debt.

         CRLP has only limited involvement with derivative financial instruments and does not use them for trading purposes. Interest rate cap agreements and interest rate swaps are used to reduce the potential impact of increases in interest rates on variable-rate debt. Treasury lock agreements are used by CRLP to lock in interest rates in connection with public debt offerings. On January 4, 1999, CRLP entered into an interest rate swap for $50 million of its line of credit at 4.97% plus 80 to 135 basis points and on January 15, 1999, CRLP entered into an interest rate swap for $52 million of tax exempt bonds at a rate of 3.23%. Additionally, on May 4, 1999, Colonial entered into an interest rate swap agreement for $25 million of its line of credit at a rate of 5.07%. All of these interest rate swap agreements have one-year terms and any payments made or received under the agreements are recognized as adjustments to interest expense as incurred. On February 10, 2000, CRLP entered into two reverse interest rate swap agreements for a total of $50 million of its medium-term notes. Under the terms of the agreements, Colonial will receive a fixed interest rate of 7.37% and will be required to pay a floating rate equal to one month LIBOR that is compounded and paid semi-annually. Both of these agreements have five-year terms, and any payments made or received under the agreements are recognized as adjustments to interest expense. CRLP is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate cap and nonderivative financial assets but has no off-balance-sheet credit risk of accounting loss. CRLP anticipates, however, that counterparties will be able to fully satisfy their obligations under the contracts. CRLP does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties.

          CRLP may from time to time reevaluate its borrowing policies in light of then current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities, and other factors. CRLP may modify its borrowing policy and may increase or decrease its ratio of debt to total market capitalization. To the extent that the board of trustees of the Company, the general partner of CRLP, determines to seek additional capital, CRLP may raise such capital through additional equity offerings, debt financings, asset dispositions, or retention of cash flow (subject to provisions in the Code requiring the distribution by a REIT of a certain percentage of taxable income and taking into account taxes that would be imposed on undistributed taxable income) or a combination of these methods.

Property Management

         CRLP is experienced in the management and leasing of multifamily, office, and retail properties and believes that the management and leasing of its own portfolio has helped the Properties maintain consistent income growth and has resulted in reduced operating expenses from the Properties. The third-party management, leasing, and brokerage businesses conducted through the Management Corporation have provided CRLP both with a source of cash flow that is relatively stable and with the benefits of economies of scale in conjunction with the management and leasing of its own properties. These businesses also allow CRLP to establish additional relationships with tenants who may require additional office or retail space and to identify potential acquisitions.

Operational Structure

          Multifamily Division--CRLP's multifamily division is responsible for all aspects of CRLP's multifamily operations, including day-to-day management and leasing of the 52 Multifamily Properties, as well as the provision of third-party management services for apartment communities in which CRLP does not have an ownership interest or has a non-controlling ownership interest. The multifamily division utilizes centralized functions of accounting, information technology, due diligence and administrative services. Decisions for investments in acquisitions and developments and for dispositions are also centralized. The multifamily division has regional offices in Birmingham, Alabama, Orlando, Pensacola, and Tampa, Florida, Macon, Georgia, and Greenville, South Carolina.

         Office Division--CRLP's office division is responsible for all aspects of CRLP's commercial office operations, including the provision of management and leasing services for the 18 Office Properties, as well as the provision of third-party management services for office properties in which CRLP does not have an ownership interest and for brokerage services in other office property transactions. The office division utilizes centralized functions of accounting, information technology, due diligence and administrative services. Decisions for investments in acquisitions and developments and for dispositions are also centralized. The office division has regional offices in Birmingham, Alabama and Atlanta, Georgia.

         Retail Division--CRLP's retail division is responsible for all aspects of CRLP's retail operations, including the provision of management and leasing services for the 41 Retail Properties, as well as the provision of third-party management services for retail properties in which CRLP does not have an ownership interest and for brokerage services in other retail property transactions. The retail division utilizes centralized functions of accounting, information technology, due diligence and administrative services. Decisions for investments in acquisitions and developments and for dispositions are also centralized. The retail division has regional offices in Birmingham, Alabama, Orlando, Florida, Macon, Georgia and Burlington, North Carolina.

Employees

         CRLP employs approximately 1,000 persons, including on-site property employees who provide services for the Properties that CRLP owns and/or manages.

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

                                  RISK FACTORS

         Set forth below are the risks that we believe are material to investors who purchase or own our units of limited partnership. Our units are redeemable for cash or, at the election of Colonial Properties Trust, on a one-for-one basis for Colonial Properties Trust's shares of beneficial interest.

         Our performance and share value are subject to risks associated with the real estate industry. If our assets do not generate income sufficient to pay our expenses, service our debt and maintain our properties, we may not be able to make expected distributions to our unitholders. Whether our properties will generate sufficient revenue to pay our expenses and permit us to make distributions to our unitholders will depend on whether we can attract tenants at favorable rental rates and whether we can adequately control our costs. Factors that may adversely affect our ability to attract tenants or to generate sufficient revenue include:

o local conditions such as an oversupply of multifamily, retail or office properties or a reduction in demand for multifamily, office or retail properties;

o       the attractiveness of our properties to residents, shoppers and tenants;

o       decreases in market rental rates; and

o       our ability to collect rent from our tenants.

        Factors that may adversely affect our operating costs include:

o the need to pay for adequate insurance and other operating costs, including real estate taxes, which could increase over time; and

o       the need to periodically repair, renovate and re-lease space.

         Our expenses may remain constant even if our revenues drop. The expenses of owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property. As a result, if revenues drop, we may not be able to reduce our expenses accordingly. Loan payments are an example of a cost that will not be reduced if our revenues drop. If a property is mortgaged and we are unable to meet the mortgage payments, the lender could foreclose on the mortgage and take the property, resulting in a further reduction in revenues.

         We may be unable to renew leases or re-lease space as leases expire. When our tenants decide not to renew their leases upon their expiration, we may not be able to re-lease the space. Even if the tenants do renew or we can relet the space, the terms of renewal or re-leasing, including the cost of required renovations, may be less favorable than current lease terms. If we are unable to promptly renew the leases or re-leasing the space, or if the rental rates upon such renewal or re-leasing are significantly lower than expected rates, then our cash flow and ability to service debt and make distributions to unitholders would be adversely affected.

         We depend on local economic conditions in our primary markets. All of our properties are located in the Sunbelt region of the United States and 45 of our properties are located in Birmingham and Montgomery, Alabama, Orlando, Florida and Macon, Georgia. Our performance and ability to make debt service payments or distributions to unitholders could be adversely affected by economic conditions in the Sunbelt region and in Birmingham, Montgomery, Orlando and Macon in particular.

          New acquisitions may fail to perform as expected. Assuming we are able to obtain capital on commercially reasonable terms, we intend to selectively acquire multifamily, retail or office properties where we perceive strategic opportunities consistent with our strategy. Newly acquired properties may fail to perform as expected. We may underestimate the costs necessary to bring an acquired property up to the standards we have established for its intended market position. In addition, we may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", included under Item 7 of this Form 10-K.

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

o we may fail to secure required zoning, occupancy and other governmental permits and authorizations; and

o        changes in applicable zoning or land use laws may require us to abandon
         projects  prior  to  their   completion,   resulting  in  the  loss  of
         development costs incurred prior to abandonment.

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

         Our degree of leverage could limit our ability to obtain additional financing. Our "debt to market capitalization" ratio, which we calculate as total debt as a percentage of total debt plus the market value of our outstanding common shares and the outstanding units of Colonial Realty, was approximately 51.3% as of December 31, 1999. Increases in our leverage could adversely affect our ability to obtain additional financing in the future for
(1) working capital, (2) capital expenditures, (3) acquisitions, (4) development or (5) other general corporate purposes, and may make us more vulnerable to a downturn in business or the economy generally.

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

         Some of our general partners' trustees and officers have conflicts of interest and could exercise influence in a manner inconsistent with unitholders' best interests. As a result of their substantial ownership of the Company's common shares and units of CRLP, Messrs. Thomas Lowder, our Chairman of the Board, Chief Executive Officer and President, and James Lowder, Harold Ripps, Herbert Meisler and William Johnson, each of whom is a trustee, might seek to exert influence over our decisions as to sales or refinancings of particular properties we own. Any such exercise of influence might produce decisions which are not in the best interest of all of our unitholders.

         The Lowder family, which includes Thomas, James, Robert and Catherine Lowder and their affiliates, holds interests in companies that have performed construction management, insurance brokerage and other services with respect to our properties. These companies may perform similar services for us in the future. As a result, the Lowder family may realize benefits from transactions between such companies and us that are not realized by other unitholders. In addition, Thomas Lowder and his brother, James Lowder, as trustees, may be in a position to influence us to do business with companies in which the Lowder family has a financial interest. Our policies may not be successful in eliminating the influence of conflicts. Moreover, transactions with companies controlled by the Lowder family, if any, may not be on terms as favorable to us as we could obtain in an arms-length transaction with a third party.

          We do not control our management, leasing and brokerage businesses. To facilitate maintenance of Colonial Properties Trust's REIT qualification, Colonial Properties Trust has a "non-controlled subsidiary" which conducts management, leasing and brokerage business for properties we do not wholly own. While Colonial Properties Trust owns 99% of the economic interest in the non-controlled subsidiary, 99% of its voting stock is owned by members of the Lowder family. We therefore lack the ability to set the business policies and operations of the non-controlled subsidiary.

          We are dependent on external sources of capital. To qualify as a REIT, Colonial Properties Trust must distribute to its shareholders each year at least 95% (90% for taxable years beginning after December 31, 2000) of its net taxable income, excluding any net capital gain. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs from income from operations. We therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. Moreover, additional equity offerings may result in substantial dilution of shareholders' interests, and additional debt financing may substantially increase our leverage.

         We intend to qualify as a partnership, but cannot guarantee that we will qualify. We intend to qualify as a partnership for federal income tax purposes. However, we will be treated as a corporation for federal income tax purposes if we are a "publicly traded partnership," unless at least 90% of our income is qualifying income as defined in the tax code. The income requirements applicable to REITs and the definition of qualifying income for purposes of this 90% test are similar in most, but not all, respects. Qualifying income for the 90% test generally includes passive income, such as specified types of real property rents, dividends and interest. We cannot guarantee that we will meet this qualifying income test. If we were to be taxed as a corporation, we would incur substantial tax liabilities, Colonial Properties Trust would fail to qualify as a REIT for tax purposes and Colonial Properties Trust's and our ability to raise additional capital could be impaired.

          Colonial Properties Trust intends to qualify as a REIT, but we cannot guarantee that it will qualify. We believe that Colonial Properties Trust has qualified for taxation as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 1993. If Colonial Properties Trust qualifies as a REIT, it generally will not be subject to federal income tax on its income that it distributes to its shareholders. Colonial Properties Trust plans to continue to meet the requirements for taxation as a REIT, but it may not qualify as a REIT. Many of the REIT requirements are highly technical and complex. The determination that Colonial Properties Trust is a REIT requires an analysis of various factual matters and circumstances that may not be totally within its control. For example, to qualify as a REIT, at least 95% of our gross income must come from certain sources that are itemized in the REIT tax laws. Colonial Properties Trust is also required to distribute to shareholders at least 95% (90% for taxable years beginning after December 31, 2000) of our REIT taxable income, excluding capital gains. The fact that Colonial Properties Trust holds its assets through Colonial Realty further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize Colonial Properties Trust's REIT status. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for Colonial Properties Trust to remain qualified as a REIT. We do not believe, however, that any pending or proposed tax law changes would jeopardize its REIT status.

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

          REIT Modernization Act changes to the REIT asset tests. Currently, a REIT may not own securities in any one issuer if the value of those securities exceeds 5% of the value of the REIT's total assets or the securities owned by the REIT represent more than 10% of the issuer's outstanding voting securities. As a result of the REIT Modernization Act, after December 31, 2000, the 5% value test and the 10% voting security test will be modified in two respects. First, the 10% voting securities test will be expanded so that REITs also will be prohibited from owning more than 10% of the value of the outstanding securities of any one issuer. Second, an exception to these tests that will allow a REIT to own securities of a subsidiary that exceed the 5% value test and the new 10% vote or value test if the subsidiary elects to be a "taxable REIT subsidiary," which would be a fully taxable corporation. The expanded 10% vote or value test, however, will not apply to an existing subsidiary unless it engages in a substantial new line of business or acquires any substantial asset or the Company acquires any securities in that subsidiary after July 12, 1999. Under a new asset test, for taxable years beginning after December 31, 2000, the Company will not be able to own securities of taxable REIT subsidiaries that represent in the aggregate more than 20% of the value of the Company's total assets. At the present time, no decision has been made as to whether Colonial Property Services, Inc. will elect to be treated as a taxable REIT subsidiary.

          Several provisions of the new law will ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary will be limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT will have to pay a 100% penalty tax on some payments that it receives if the economic arrangements between the REIT, the REIT's tenants, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties.

Item 2.           Properties.


General

          As of December 31, 1999, CRLP's real estate portfolio consisted of 111 operating properties consisting of whole or partial ownership interests, located in nine states in the Sunbelt region of the United States. CRLP acquired 36 properties in connection with the Formation Transactions, and acquired or developed 84 properties since the IPO. Since the IPO, CRLP has developed 17 additional Multifamily Properties, and two Office Properties, and has disposed of nine properties, all through tax-deferred, like-kind exchanges. Additionally, CRLP maintains non-controlling partial interests of 15% to 50% in ten operating properties. The 111 Properties owned by CRLP at December 31, 1999 consisted of 52 Multifamily Properties, 18 Office Properties, and 41 Retail Properties, as described in more detail below.

                              Summary of Properties

                                          Units/          Property        Total 1999       Percentage
                          Number of        GLA/          Revenue (2)       Property       Occupancy at
 Type of Property         Properties      NRA (1)       (in thousands)    Revenue (2)    Dec. 31, 1999 (3)
----------------------   -----------   -------------   ---------------   ------------   -----------------

 Multifamily                     52          16,415 (4)     $ 116,330          40.0%         93.9%
 Office                          18       3,137,509 (5)        41,067          14.1%         93.3%
 Retail                          41      13,947,410 (6)       133,752          45.9%         89.9%
                         -----------                   ---------------   ------------
     Total                      111                         $ 291,149         100.0%
                         ===========                   ===============   ============

(1) Units (in this table only) refers to multifamily apartment units, GLA refers to gross leasable area of retail space and NRA refers to net rentable area of office space. Information is presented as of December 31, 1999.
(2) Includes CRLP's proportionate share of revenue from those Multifamily, Office and Retail Properties accounted for under the equity method, and CRLP's share of the properties disposed of in 1999.
(3) Excludes the units/square feet of development or expansion phases of six Multifamily Properties, two Office Properties, and three Retail Properties that had not achieved stabilized occupancy as of December 31, 1999.
(4) Amount includes 1,949 units which the Company maintains a 15.0% ownership interest.
(5) Amount includes 65,840 square feet which the Company maintains a 33.33% ownership interest.
(6) Amount includes 1,124,291 square feet which the Company maintains a 50.0% ownership interest.

Multifamily Properties

          The 52 Multifamily Properties owned by CRLP at December 31, 1999, contain a total of 16,415 garden-style apartments and range in size from 104 to 1,080 apartment units. Fourteen of the Multifamily Properties were acquired by CRLP in connection with the Formation Transactions, and 29 Multifamily Properties have been acquired since the IPO. Also, since the IPO, CRLP has developed 17 additional Multifamily Properties and disposed of eight Multifamily Properties. Twenty-three Multifamily Properties (containing a total of 7,697 apartment units) are located in Alabama, 16 Multifamily Properties (containing a total of 5,366 apartment units) are located in Florida, nine Multifamily Properties (containing a total of 1,938 apartments units) are located in Georgia, one Multifamily Property (containing a total of 328 apartment units) is located in Mississippi, two Multifamily Properties (containing a total of 764 apartment units) are located in South Carolina, and one Multifamily Property (containing 322 apartment units) is located in Texas. Each of the Multifamily Properties is established in its local market and provides residents with numerous amenities, which may include a swimming pool, exercise room, jacuzzi, clubhouse, laundry room, tennis court(s), and/or a playground. All of the Multifamily Properties are managed by CRLP.

         The following table sets forth certain additional information relating to the Multifamily Properties as of and for the year ended December 31, 1999.

                             Multifamily Properties

                                                                                    Average    Total Multifamily Percent of
                                         Year      Number   Approximate              Rental      Property       Total 1999
 Multifamily                           Completed     of     Rentable Area Percent     Rate     Revenue for       Property
 Property (1)              Location       (2)      Units (3)(Square Feet) Occupied  Per Unit      1999           Revenue (4)
----------------------- -------------- ---------- -------- ------------- -------- --------------------------    -----------

 Alabama:
 CG at Edgewater         Huntsville    1990           500       541,650    90.2%      680         3,568,657           1.2%
 CG at Galleria          Birmingham    1986/96      1,080     1,195,186    89.3%      666         7,549,207           2.6%
 CG at Galleria Woods    Birmingham    1994           244       260,720    96.3%      658         1,791,054           0.6%
 CG at Liberty Park      Birmingham    1999            44        43,780       (7)     987            64,856  (6)      0.0%
 CG at Madison           Huntsville    1999           200       199,000       (7)     753           534,509  (6)      0.2%
 CG at Mountain Brook (8)Birmingham    1987/91        392       392,700    94.4%      680         2,226,957  (8)      0.8%
 CG at Promenade         Montgomery    1999           144       143,280       (7)     796           367,458  (6)      0.1%
 CG at Riverchase        Birmingham    1984/91        468       745,840    90.8%      776         3,989,662           1.4%
 CG/CV at Inverness LakesMobile        1983/96        498       506,386    94.6%      614         3,502,926           1.2%
 Colony Park             Mobile        1975           201       129,600    91.5%      400           835,892           0.3%
 CV at Ashford Place     Mobile        1983           168       139,128    92.3%      517         1,000,381           0.3%
 CV at Cahaba Heights (8)Birmingham    1992           125       131,230    98.4%      705           784,884  (8)      0.3%
 CV at Hillcrest         Mobile        1981           104       114,400   100.0%      619           788,737           0.3%
 CV at Hillwood          Montgomery    1984           160       150,912    97.5%      562           990,881           0.3%
 CV at Huntleigh Woods   Mobile        1978           233       199,052    94.4%      460         1,218,201           0.4%
 CV at Inverness         Birmingham    1986/87/90     586       491,072    97.4%      588         3,924,860           1.3%
 CV at McGehee Place     Montgomery    1986/95        468       404,188    89.3%      559         2,688,016           0.9%
 CV at Monte D'Oro       Birmingham    1977           200       295,840    99.5%      658         1,607,116           0.6%
 CV at Research Park     Huntsville    1987/94        736       809,344    86.3%      610         4,567,061           1.6%
 CV at Rocky Ridge       Birmingham    1984           226       258,900    98.7%      640         1,529,280           0.5%
 CV at Trussville        Birmingham    1996/97        376       410,340    94.7%      699         2,891,258           1.0%
 Patio                   Auburn        1966/83/84     240       179,040    92.1%      421         1,105,853           0.4%
 Ski Lodge Tuscaloosa    Tuscaloosa    1976/92        304       273,056    97.0%      413         1,544,765           0.5%
                                                  -------- ------------- -------- --------    --------------    -----------
      Subtotal - Alabama (23 Properties)            7,697     8,014,644    92.5%      624        49,072,471          16.8%
                                                  -------- ------------- -------- --------    --------------    -----------
 Florida:
 CG at Bayshore          Bradenton     1997           376       368,870    97.9%      731         3,269,156           1.1%
 CG at Carrollwood       Tampa         1966           244       286,080    99.6%      835         2,295,220           0.8%
 CG at Citrus Park       Tampa         1999           176       200,288    94.3%      878         1,480,260  (6)      0.5%
 CG at Cypress Crossing  Orlando       1999           250       314,596    93.6%      975         2,566,739  (6)      0.9%
 CG at Gainesville       Gainesville   1989/93/94     560       488,624    97.7%      750         4,793,642           1.6%
 CG at Heather Glen      Orlando       1999           228       226,860       (7)     866           572,414  (6)      0.2%
 CG at Heathrow          Orlando       1997           312       370,028    93.3%      910         3,337,699           1.1%
 CG at Hunter's Creek    Orlando       1997           496       624,464    96.0%      889         5,057,741           1.7%
 CG at Kirkman (9)       Orlando       1991             -             -        -        -           805,462  (9)      0.3%
 CG at Lakewood Ranch    Sarasota      1999           288       301,656    95.8%      907         1,992,614  (6)      0.7%
 CG at Palm Aire         Sarasota      1991           248       251,504    97.2%      814         2,307,676           0.8%
 CG at Palma Sola        Bradenton     1992           340       291,796    91.2%      709         2,593,782           0.9%
 CG at Ponte Vedra (8)   Jacksonville  1988           240       211,640    93.3%      705         1,358,704  (8)      0.5%
 CV at Cordova           Pensacola     1983           152       116,400    97.4%      522           926,026           0.3%
 CV at Lake Mary         Orlando       1991/95        504       431,396    98.4%      679         4,200,380           1.4%
 CV at Oakleigh          Pensacola     1997           176       185,680    91.0%      722         1,509,376           0.5%
 CV at River Hills (8)   Tampa         1991/97        776       690,312    91.3%      632         4,253,500  (8)      1.5%
                                                  -------- ------------- -------- --------    --------------    -----------
      Subtotal - Florida (16 Properties)            5,366     5,360,194    95.8%      770        43,320,391          14.8%
                                                  -------- ------------- -------- --------    --------------    -----------
 Georgia:
 CG at Barrington (8)    Macon         1996           176       191,940    99.4%      688         1,015,579  (8)      0.3%
 CG at Spring Creek      Macon         1992/94        296       328,032    93.2%      637         2,165,618           0.7%
 CG at Wesleyan          Macon         1997           328       382,946    94.2%      724         2,225,918           0.8%
 CV at North Ingle       Macon         1983           140       133,338    88.6%      562           804,267           0.3%
 CV at Stockbridge (8)   Stockbridge   1993/94        240       253,200    91.3%      744         1,338,734  (8)      0.5%
 CV at Timothy Woods     Athens        1996           204       211,444    98.0%      752         1,665,469           0.6%
 CV at Vernon Marsh      Savannah      1986/87        178       151,226    97.2%      629         1,321,736           0.5%
 CV at Walton Way        Augusta       1984           256       254,264       (7)     560         1,391,302  (6)      0.5%
 CV at White Bluff       Savannah      1986           120       108,288    95.8%      640           930,903           0.3%
                                                  -------- ------------- -------- --------    --------------    -----------
      Subtotal - Georgia (9 Properties)             1,938     2,014,678    97.0%      665        12,859,526           4.5%
                                                  -------- ------------- -------- --------    --------------    -----------
                                                  -------- ------------- -------- --------    --------------    -----------
 Mississippi:
 CG at Natchez Trace     Jackson       1995/97        328       342,800    98.2%      658         2,493,318           0.9%
                                                  -------- ------------- -------- --------    --------------    -----------
      Subtotal - Mississippi (1 Property)             328       342,800    98.2%      658         2,493,318           0.9%
                                                  -------- ------------- -------- --------    --------------    -----------
 South Carolina:
 CV at Ashley Plantation Bluffton      1998           414       425,095       (7)     777         2,918,196  (6)      1.0%
 CV at Caledon Wood      Greenville    1995/96        350       348,305    94.6%      709         2,609,160           0.9%
                                                  -------- ------------- -------- --------    --------------    -----------
      Subtotal - South Carolina (2 Properties)        764       773,400    94.6%      746         5,527,356           0.9%
                                                  -------- ------------- -------- --------    --------------    -----------
                                                  -------- ------------- -------- --------    --------------    -----------
 Texas:
 CV at Haverhill         San Antonio   1997           322       326,914    88.5%      884         3,056,624           1.0%
                                                  -------- ------------- -------- --------    --------------    -----------
      Subtotal - Texas (1 Property)                   322       326,914    88.5%      884         3,056,624           1.0%
                                                  -------- ------------- -------- --------    --------------    -----------
                                                                         --------
      TOTAL (52 Properties)                        16,415    16,832,630    93.9%    $ 688 (5) $ 116,329,686          40.0%
                                                  ======== ============= ======== ========    ==============    ===========

(footnotes on next page)

(1) All Multifamily Properties are 100% owned by CRLP with the exception of the properties noted in (8) below. In the listing of Multifamily Property names, CG has been used as an abbreviation for Colonial Grand and CV as an abbreviation for Colonial Village.
(2) Year initially completed and, where applicable, year(s) in which additional phases were completed at the Property.
(3) Units (in this table only) refers to multifamily apartment units. Number of Units includes all apartment units occupied or available for occupancy at December 31, 1999.
(4) Percent of Total 1999 Property Revenue represents the Multifamily Property's proportionate share of all revenue from CRLP's 111 Properties, including the partially owned properties.
(5) Represents weighted average rental rate per unit of the 52 Multifamily Properties at December 31, 1999.
(6) Represents revenues from the date of CRLP's development/expansion of this Property in 1999 through December 31, 1999.
(7)  Expanded or newly developed property currently undergoing lease-up.
(8) These properties were sold by CRLP during 1999 to a joint venture formed by CRLP and an unrelated party. CRLP holds a 15% non-controlling interest in this joint venture.
(9)  This property was sold during 1999.

         The following table sets forth the total number of apartment units, percent leased and average base rental rate per apartment unit as of the end of each of the last five years for the Multifamily Properties:

                                                                    Average Base
                               Number              Percent          Rental Rate
     Year-End                of Units (1)         Leased (2)          Per Unit
     --------                ------------         -----------         --------
 December 31, 1999               16,415                93.9%            $688
 December 31, 1998               15,381                93.5%            $642
 December 31, 1997               13,759                93.8%            $631
 December 31, 1996               13,617                94.8%            $579
 December 31, 1995               11,239                95.7%            $552


(1) Units (in this table only) refers to multifamily apartment units owned at year end, which includes 1,949 units partially owned by the Company at December 31, 1999.
(2) Represents weighted average occupancy of the Multifamily Properties that had achieved stabilized occupancy at the end of the respective period.

Office Properties

         The 18 Office Properties owned by CRLP at December 31, 1999, contain a total of approximately 3.1 million rentable square feet. Fifteen of the Office Properties are located in Alabama (representing 71% of the office portfolio's net rentable square feet) , one is located in Atlanta, Georgia and two are located in Florida. The Office Properties range in size from approximately 30,000 square feet to 536,000 square feet. Five of the Office Properties were developed by Colonial, four of the Properties were acquired at various times between 1980 and 1990, eight of the Properties were acquired in 1997 and 1998, and one of the Properties was acquired in 1999. All of the Office Properties are managed by CRLP.

         The following table sets forth certain additional information relating to the Office Properties as of and for the year ended December 31, 1999.

                                Office Properties

                                                                                               Average
                                                                                                Base
                                                               Net                              Rent
                                                             Rentable                            Per       Total Office  Percent of
                                                    Year       Area               Total         Leased        Property   Total 1999
 Office                                           Completed   Square   Percent  Annualized      Square      Revenue for   Property
 Property (1)                          Location      (2)       Feet    Leased   Base Rent(2)     Foot        1999 (3)    Revenue (4)
-----------------------------------  ------------ ---------- --------  ------- ------------  -----------  --------------   -------

Alabama:
Interstate Park                      Montgomery   1982-85/89  226,992   97.3%  $  2,950,332    $  13.86  $  3,126,350        1.0%
Riverchase Center                    Birmingham   1984-88     304,731   92.6%     2,818,325        9.98     3,355,926        1.1%
International Park                   Birmingham   1987/89     109,810   99.6%     1,377,267       14.97     1,390,077        0.5%
1800 International Park (8)          Birmingham         1999  146,128    (7)            (7)         (7)        23,615(6)     0.0%
Colonial Plaza                       Birmingham         1982  178,617   69.3%     1,950,429       16.62     1,776,589        0.6%
Progress Center                      Huntsville   1983-91     224,329   98.1%     2,088,741        9.48     2,231,219        0.8%
Lakeside Office Park                 Huntsville   1989/90     121,520   91.8%     1,454,016       13.07     1,522,745        0.5%
AmSouth Center                       Huntsville         1990  154,421   94.5%     2,588,088       17.73     3,192,903        1.1%
Colonial Center at Research Park     Huntsville         1999  131,686    (7)            (7)         (7)       214,887(6)     0.1%
250 Commerce St                      Montgomery   1904/81      36,935   100.0%      401,544       10.86       427,112        0.1%
Anderson Block (5)                   Montgomery   1981/83      33,589    97.7%      110,101       10.06       124,109        0.0%
Land Title Bldg                      Birmingham         1975   32,251   100.0%      131,481       12.23       149,381        0.1%
Independence Plaza                   Birmingham         1979  105,805    89.4%    1,313,797       13.89     1,491,927        0.5%
Shades Brook Building                Birmingham         1979   34,410    83.9%      444,969       15.42       433,696        0.1%
Emmett R. Johnson Building           Birmingham   1982/95     162,763    94.4%    2,535,499       16.51     1,436,632(6)     0.5%
Perimeter Corporate Park             Huntsville   1986/89     234,465    85.1%    2,858,070       14.33     3,400,453        1.2%
                                                              -------  --------  ------------   ---------- -------------     ----
     Subtotal-Alabama (15 Properties)                       2,238,452    91.4%   23,022,659       13.21     24,297,621       8.2%
                                                              -------  --------  ------------   ---------- -------------     ----
Florida:
Concourse Center                     Tampa        1981/85     291,400    97.2%    4,567,104       16.12     4,690,782        1.6%
University Park Plaza                Orlando            1985   71,945    90.5%      950,796       14.93     1,015,187        0.3%
                                                              -------  --------  ------------    --------- -------------     ----
     Subtotal-Florida (2 Properties)                          363,345    95.9%    5,517,900       15.90     5,705,969        1.9%
                                                              -------  --------   -----------    --------- -------------     ----
Georgia:
Colonial Center at Mansell Overlook  Atlanta   1987/96/97     535,712    98.4%   10,787,855       22.53    11,063,385        3.8%
                                                              -------  --------  ------------    --------- -------------     ----
     Subtotal-Georgia (1 Property)                            535,712    98.4%   10,787,855       22.53    11,063,385        3.8%
                                                              -------  --------  ------------    --------- -------------     ----
     TOTAL (18 Properties)                                  3,137,509    93.3%  $39,328,414     $ 15.29   $41,066,975       14.1%
                                                              =======  ========  ============    ========= =============     ====


(1) All Office Properties are 100% owned by CRLP with the exceptions of Anderson Block and Land Title Building, which are each 33.33% owned by CRLP.
(2) Year initially completed and, where applicable, most recent year in which the Property was substantially renovated or in which an additional phase of the Property was completed.
(3) Total 1999 Office Property revenue is CRLP's share (based on its percentage ownership of the property) of total Office Property revenue, unless otherwise noted. However, amounts exclude $530,544 of straight-line rents reflected in CRLP's Consolidated Financial Statements for the period ended December 31, 1999.
(4) Percent of Total 1999 Property Revenue represents the Office Property's proportionate share of all revenue from CRLP's 111 Properties.
(5)  CRLP has a leasehold interest in this Property.
(6) Represents revenues from the date of CRLP's acquisition of this Property in 1999 through December 31, 1999.
(7) These properties were recently developed and are currently undergoing lease-up.
(8) This property is located within the International Park office complex and is included in the property total with International Park.

         The following table sets out a schedule of the lease expirations for leases in place as of December 31, 1999, for the Office Properties (including all lease expirations for partially-owned Properties).

                                Net Rentable    Annualized    Percent of Total
      Year of     Number of     Area Of        Base Rent of   Annual Base Rent
     Lease       Tenants with  Expiring Leases   Expiring     Represented by
     Expiration  Expiring Lease(Square Feet) (1Leases (1)(2)  Expiring Leases(1)
---------------------------------------------------------------------------------

    2000             161          632,280         8,095,029           20.6%
    2001              73          400,515         5,705,864           14.5%
    2002              81          424,057         6,115,747           15.6%
    2003              54          438,179         6,654,753           16.9%
    2004              56          365,716         5,565,872           14.2%
    2005              18          274,475         3,084,551            7.8%
    2006               7          133,015         1,695,560            4.3%
    2007               5           58,397           959,765            2.4%
    2008               3           26,486           503,363            1.3%
    2009               6           52,749           899,910            2.3%
    Thereafter         4           35,000            48,000            0.1%
                ---------     ------------    --------------     -----------
                     468        2,840,869       $39,328,414          100.0%
                =========     ============    ==============     ===========

(1)  Excludes  297,000  square feet of space not leased as of December 31, 1999.
(2) Annualized base rent is calculated using base rents as of December 31, 1999.

         The following sets forth the net rentable area, total percent leased and average base rent per leased square foot for each of the last five years for the Office Properties:

                                                                    Average Base
                          Rentable Area          Total          Rent Per Leased
   Year-end             (Square Feet)(2)     Percent Leased      Square Foot (1)
   --------               -------------      --------------      ---------------
December 31, 1999           3,138,000            93.3%                 $15.29
December 31, 1998           2,707,000            92.2%                 $14.58
December 31, 1997           1,859,000            95.5%                 $12.18
December 31, 1996           1,009,000            97.4%                 $13.80
December 31, 1995           1,009,000            94.0%                 $13.52
-----------------

(1) Average base rent per leased square foot is calculated using base rents as of December 31 for each respective year.
(2) Rentable square feet includes 65,840 square feet that is partially owned by CRLP at December 31, 1999.

Retail Properties

          The 41 Retail Properties owned by CRLP at December 31, 1999, contain a total of approximately 13.9 million square feet (including space owned by anchor tenants). Twelve of the Retail Properties are located in Alabama, twelve are located in Florida, seven are located in Georgia, six are located in North Carolina, one is located in South Carolina, one is located in Tennessee, and two are located in Virginia. The Retail Properties consist of 16 enclosed regional malls, two power centers, and 23 neighborhood shopping centers. Nine of the 40 Retail Properties were originally developed by CRLP, 31 were acquired between 1994 and 1998, and one was acquired in 1999. All of the Retail Properties are managed by CRLP.

         The following table sets forth certain information relating to the Retail Properties as of and for the year ended December 31, 1999.

                                Retail Properties

                                                                                                        Average
                                                                                                         Base
                                                               Gross                                     Rent
                                                             Leasable                                    Per   Total Retail   % of
                                                   Year        Area        Number             Total     Leased  Property  Total 1999
 Retail                                          Completed    (Square        Of   Percent   Annualized  Square Revenue for  Property
 Property (1)                       Location        (2)      Feet) (3)     Stores Leased (3)Base Rent   Foot(4)   1999(10)Revenue(5)
----------------------------------------------------------------------------------------------------------------------------  -----

 Alabama:
 Colonial Mall Decatur              Decatur      1979/89       494,895         59    86.9% $ 3,507,389 $ 16.92    5,541,189    1.9%
                                                                80,866 (6)
 Brookwood Village Mall             Birmingham   1973/91       460,599         66       (8)  3,824,878   14.66    6,831,926    2.3%
                                                               231,953 (6)
 Colonial Mall Gadsden              Gadsden      1974/91       490,898         62    94.5%   3,004,299   16.54    5,049,928    1.7%
 Colonial Mall Auburn/Opelika       Auburn       1973/84/89    399,889         61    89.5%   2,668,936   17.61    4,349,120    1.5%
 Colonial Promenade Montgomery      Montgomery   1990/97       273,196         40    92.7%   2,588,512            3,170,784    1.1%
                                                               146,121 (6)
 Colonial Shoppes McGehee           Montgomery   1986           54,638         17    61.9%     426,509   12.58      567,512    0.2%
                                                                50,000 (6)
 Colonial Shoppes Bellwood          Montgomery   1988           42,762         20    82.3%     456,145   11.83      590,142    0.2%
                                                                50,000 (6)
 Old Springville                    Birmingham   1982           63,707         12    46.1%     214,559    8.29      257,573    0.1%
 Colonial Shoppes Inverness         Birmingham   1984           28,243          5   100.0%     432,188   12.66      537,287    0.2%
 Olde Town                          Montgomery   1978/90        38,822         16    86.4%     322,033   10.22      420,136    0.1%
 Colonial Promenade Tutwiler Farm(8)Birmingham   Development         -          -        -           -       -      134,836    0.0%
 Bel Air Mall                       Mobile       1966/90/97  1,099,041        106    87.2%   7,859,254   14.97   11,998,379    4.1%
                                                               333,990 (6)
 Parkway City Mall                  Huntsville   1975          415,440         44       (8)  1,329,513   11.35    1,518,461    0.5%
 P&S Building (9)                   Gadsden     1946/76/91      39,560          1   100.0%     178,020    4.50      178,020    0.1%

                                                            -----------   --------------------------------------------------  -----
     Subtotal-Alabama (12 Properties)                        4,794,620        509    87.5%  26,812,235   15.03   41,145,293   14.1%
                                                            -----------   --------------------------------------------------  -----
 Florida:
 Colonial Promenade University Park Orlando      1986/89       399,111         36    81.4%   2,483,362   14.98    3,857,249    1.3%
 Colonial Promenade Tuskawilla      Orlando      1990          217,209         27    94.1%   1,320,904   13.19    1,840,898    0.6%
 Colonial Promenade Burnt Store     Punta Gorda  1990          198,918         29    92.2%   1,368,434   12.38    1,581,461    0.5%
 Colonial Promenade Winter Haven    Orlando      1986          197,472         23    86.4%   1,296,058   12.68    1,829,071    0.6%
 Northdale Court                    Tampa        1988          192,726         24       (8)    981,663   12.50    1,339,272    0.5%
                                                                55,000 (6)
 Colonial Promenade Bear Lake       Orlando      1990          131,552         20    46.4%     745,046   13.14      984,413    0.3%
 Colonial Shoppes Paddock Park      Ocala        1988           87,136         17    96.8%     709,143   12.97      916,052    0.3%
 Colonial Promenade Bardmoor VillageSt. Petersbur1981          152,667         30    75.3%   1,201,320   15.46    1,729,879    0.6%
 Colonial Promenade Hunter's Creek  Orlando      1993/95       222,485         26    95.8%   1,871,614   14.71    2,543,897    0.9%
 Colonial Promenade Wekiva          Orlando      1990          209,398         26    90.8%   1,825,929   12.97    2,569,181    0.9%
 Colonial Promenade Lakewood        Jacksonville 1995          193,833         50    96.2%   1,685,106   11.39    2,312,432    0.8%
 Orlando Fashion Square             Orlando      1973/89/93    708,851        131    92.6%   9,997,980   25.87    8,584,676    2.9%
                                                               361,432 (6)
                                                            -----------   --------------------------------------------------  -----
     Subtotal-Florida (12 Properties)                        3,327,790        439    87.6%  25,486,559   18.07   30,088,481   10.3%
                                                            -----------   --------------------------------------------------  -----
 Georgia:
 Macon Mall                         Macon        1975/88/97    758,399        158    90.6%  10,546,232   22.81   17,743,446    6.1%
                                                               682,160 (6)
 Colonial Promenade Beechwood       Athens       1963/92       343,569         47    90.7%   2,415,421   10.24    2,977,491    1.0%
 Britt David                        Columbus     1990          109,630          9    98.5%     273,458   12.73      941,410    0.3%
 Colonial Mall Lakeshore            Gainesville  1984-97       518,115         69    91.9%   3,663,564   18.26    5,989,399    2.1%
 Colonial Mall Valdosta             Valdosta     1982-85       327,249         57    95.1%   3,042,992   16.69    5,972,488    2.1%
                                                                73,723 (6)
 Colonial Mall Glynn Place          Brunswick    1986          281,901         57    84.2%   2,800,795   17.49    4,117,877    1.4%
                                                               225,549 (6)
 Village at Roswell Summit          Atlanta      1988           25,510          9   100.0%     293,071   14.56      470,679    0.2%

                                                            -----------   --------------------------------------------------  -----
     Subtotal-Georgia (7 Properties)                         3,345,805        406    90.7%  23,035,533   18.56   38,212,790   13.2%
                                                            -----------   --------------------------------------------------  -----
 North Carolina:
 Colonial Mall Burlington           Burlington   1969/86/94    412,697         57    94.6%   2,772,983   16.26    5,406,600    1.9%
 Mayberry Mall                      Mount Airy   1968/86       150,823         22    97.1%     806,451   10.91    1,148,697    0.4%
                                                                57,843 (6)
 Plaza Mall                         Greenville   1965/89/99    421,453         61    96.7%   3,531,909   17.22    1,924,725(7) 0.7%
                                                                46,051 (6)
 Colonial Shoppes Quaker            Greensboro   1968/88/97    103,548         29    93.7%     964,165   12.97    1,422,639    0.5%
 Colonial Shoppes Yadkin            Yadkinville  1971/97        90,917         11    90.7%     609,923    7.00      707,123    0.2%
 Colonial Shoppes Stanly            Locust       1987/96        46,970          8   100.0%     255,445    7.84      285,951    0.1%
                                                            -----------   --------------------------------------------------  -----
     Subtotal-North Carolina (6 Properties)                  1,330,302        188    95.6%   8,940,876   14.51   10,895,735    3.7%
                                                            -----------   --------------------------------------------------  -----
 South Carolina:
 Colonial Mall Myrtle Beach         Myrtle Beach 1986          486,493         72    92.5%   4,261,940   20.28    8,346,881    2.9%
                                                            -----------   --------------------------------------------------  -----
     Subtotal-South Carolina (1 Property)                      486,493         72    92.5%   4,261,940   20.28    8,346,881    2.9%
                                                            -----------   --------------------------------------------------  -----
 Tennessee:
 Rivermont Shopping Center          Chattanooga  1986/97        73,539         10    95.4%     385,290    6.43      503,190    0.2%
                                                             -----------   --------------------------------------------------  -----
     Subtotal-Tennessee (1 Property)                            73,539         10    95.4%     385,290    6.43      503,190    0.2%
                                                            -----------   --------------------------------------------------  -----
 Virginia:
 Colonial Mall Staunton             Staunton     1969/86/97    423,177         50    91.8%   1,925,376   10.98    3,289,907    1.1%
 Colonial Promenade Abington        Abingdon     1987/96       165,684         18   100.0%   1,015,969   10.31    1,270,073    0.4%
                                                            -----------   --------------------------------------------------  -----
     Subtotal-Virginia (2 Properties)                          588,861         68    94.1%   2,941,345   10.78    4,559,980    1.6%
                                                            -----------   --------------------------------------------------  -----
     Total (41 Properties)                                  13,947,410      1,692    89.9% $91,863,778 $ 16.66 $133,752,350   45.9%
                                                            ===========   ==================================================  =====
(footnotes on next page)

(1) All Retail Properties are 100% owned by CRLP, with the exception of Orlando Fashion Square and Parkway City mall, which are owned 50% by CRLP.
(2) Year initially completed and, where applicable, year(s) in which the Property was substantially renovated or an additional phase of the Property was completed.
(3) Total GLA includes space owned by anchor tenants, but Percent Leased excludes such space.
(4)  Includes specialty store space only.
(5) Percent of Total 1999 Property Revenue represents the Retail Property's proportionate share of all revenue from the 111 Properties.
(6)  Represents space owned by anchor tenants.
(7) Represents revenues from the date of CRLP's acquisition of the Property in 1999 through December 31, 1999.
(8) This property is currently under development and is not included in the property total.
(9) This property is located on the premises of the Colonial Mall Gadsden and is included in the property total with Colonial Mall Gadsden.
(10) Amounts exclude $710,400 of straight-line rents reflected in CRLP's Consolidated Financial Statements for the period ended December 31, 1999.


         The following table sets forth the total gross leasable area, percent leased and average base rent per leased square foot as of the end of each of the last five years for the Retail Properties:

                                  Gross                            Average
                              Leasable Area       Percent       Base Rent Per
    Year-End                (Square Feet) (1)     Leased   Leased Square Foot(2)
    --------                -----------------     ------   ---------------------
December 31, 1999             13,947,000           89.9%            $16.66
December 31, 1998             11,105,000           91.9%            $14.48
December 31, 1997              8,880,000           93.3%            $14.38
December 31, 1996              4,856,000           93.8%            $14.66
December 31, 1995              3,758,000           93.1%            $13.23

(1) Excludes 2,395,000 square feet of space owned by anchor tenants and includes 1,124,291 square feet partially owned by CRLP at December 31, 1999.
(2) Average base rent per leased square foot is calculated using specialty store year-end base rent figures.

         The following table sets out a schedule of the lease expirations for leases in place as of December 31, 1999, for the Retail Properties:

                                   Net Rentable       Annualized       Percent of Total
  Year of         Number of           Area Of         Base Rent of     Annual Base Rent
   Lease         Tenants with      Expiring Leases     Expiring        Represented by
 Expiration      Expiring Leases   (Square Feet) (1)  Leases (1)(2)    Expiring Leases (1)
-------------------------------------------------------------------------------------

2000                      375          1,217,885       12,565,084         13.7%
2001                      208            744,002        8,024,893          8.7%
2002                      247            770,532       10,017,682         10.9%
2003                      170            802,113        7,520,417          8.2%
2004                      174          1,361,508        9,137,176          9.9%
2005                      100            322,579        5,671,149          6.2%
2006                      101          1,167,922        7,818,020          8.5%
2007                      113          1,171,862        8,365,703          9.1%
2008                       66            508,596        5,272,415          5.7%
2009                       59            560,417        4,959,719          5.4%
Thereafter                 79          3,546,539       12,511,520         13.6%
                --------------    ---------------    -------------    ----------
                        1,692         12,173,955     $ 91,863,778        100.0%
                ==============    ===============    =============    ==========

(1) Excludes 2,395,000 square feet of space owned by anchor tenants and 1,883,000 square feet of space not leased as of December 31, 1999.
(2) Annualized base rent is calculated using base rents as of December 31, 1999.


Undeveloped Land

         CRLP owns nine  undeveloped  land parcels  consisting of  approximately
175.0 acres (collectively, the "Land"). Land adjacent to Multifamily Properties typically will be considered for potential development of another phase of an existing Multifamily Property if CRLP determines that the particular market can absorb additional apartment units. CRLP currently owns one such parcel. For expansions at Retail Properties, CRLP owns parcels both contiguous to the boundaries of Retail Properties, which would accommodate expansion of the mall or shopping center, and outparcels which are suitable for restaurants, financial institutions or free standing retailers. CRLP owns two such parcels.


Property Markets

         The table below sets forth certain information with respect to the geographic concentration of the Properties as of December 31, 1999.

                     Geographic Concentration of Properties

                                                                                Percent
                   Units                                         Total         Of Total
                  (Multifamily)   GLA            NRA         1999 Property     1999 Property
    State           (1)        (Retail) (2)   (Office)(3)       Revenue         Revenue
--------------   ----------   ------------   ------------   ---------------   --------------

 Alabama             7,697      4,794,620      2,238,452     $ 114,515,385         39.4%
 Florida             5,366      3,327,790        363,345        79,114,841         27.2%
 Georgia             1,938      3,345,805        535,712        61,635,459         21.2%
 Mississippi           328            -0-            -0-         2,493,318          0.9%
 North Carolina        -0-      1,330,302            -0-        10,895,735          3.7%
 South Carolina        764        486,493            -0-        13,874,237          4.8%
 Tennessee             -0-         73,539            -0-           503,190          0.2%
 Texas                 322            -0-            -0-         3,056,624          1.0%
 Virginia              -0-        588,861            -0-         4,559,980          1.6%
                 ----------   ------------   ------------   ---------------   -----------
     Total          16,415     13,947,410      3,137,509     $ 290,648,769        100.0%
                 ==========   ============   ============   ===============   ===========

(1)      Units (in this table only) refer to multifamily apartment units.
(2)      GLA refers to gross leaseable area of retail space.
(3)      NRA refers to net rentable area of office space.

         CRLP believes that the demographic and economic trends and conditions in the markets where the Properties are located indicate a potential for continued growth in property net operating income. The Properties are located in a variety of distinct submarkets within Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas and Virginia. However, Birmingham, Huntsville and Montgomery, Alabama, Orlando, Tampa and Sarasota/Bradenton, Florida, and Macon and Atlanta, Georgia, are CRLP's primary markets. CRLP believes that its markets in these nine states, which are characterized by stable and increasing population and employment growth, should continue to provide a steady demand for multifamily, office, and retail properties.


Mortgage Financing

         Certain of the Properties are subject to mortgage indebtedness. The Properties whose financial results are consolidated in the financial statements of CRLP are subject to existing mortgage indebtedness and other notes payable in an aggregate amount as of December 31, 1999, of approximately $1.04 billion carrying a weighted average interest rate of 7.15% and a weighted average maturity of 7.0 years. The mortgage indebtedness on the Properties as of December 31, 1999, is set forth in the table below:

                         Mortgage Debt and Notes Payable

                                                                     Anticipated
                                                                     Annual Debt
                                                   Principal        Service                    Estimated
                                     Interest     Balance (as of    (1/1/00-      Maturity     Balance Due
 Property (1)                           Rate       12/31/99)       12/31/00)      Date (2)     on Maturity
-----------------------------------  ----------  --------------  --------------  ----------   ------------
 Multifamily Properties:
     CG at Carrollwood                  7.490%      10,200,000       $ 763,980    08/27/09    $10,200,000
     CG at Natchez Trace                7.950%       6,795,394         612,387    09/01/35         47,813
     CG at Natchez Trace                8.000%       4,050,445         371,424    02/01/37         29,071
     CV at Rocky Ridge                  5.900%       6,000,000         354,000    08/01/02 (4)  6,000,000
     CV at Rocky Ridge                  7.625%       1,146,667         208,731    08/01/02        841,667
     CG at Galleria Woods               6.910%       9,708,854         771,155    07/01/09      8,459,760
     CV at Inverness                    3.980%       9,900,000         495,587    07/01/26 (5)  9,900,000
     CV at Inverness Lakes              5.900%       4,000,000         236,000    08/01/02 (4)  4,000,000
     CV at Inverness Lakes              7.625%       1,495,000         197,022    08/01/02      1,234,167
     CG at Galleria                     3.980%      22,400,000       1,041,395    07/01/26 (5) 22,400,000
     CG at Research Park                3.980%      12,775,000         592,942    07/01/26 (5) 12,775,000
     CV at White Bluff                  3.980%       4,500,000         212,175    07/01/26 (5)  4,500,000
     CV at Vernon Marsh                 3.980%       3,400,000         165,201    07/01/26 (5)  3,400,000
     CV at Hillwood                     5.900%       3,330,000         196,470    08/01/02 (4)  3,300,000
     CV at Hillwood                     7.625%       1,430,000         211,436    08/01/02      1,179,167

 Retail Properties:
     Colonial Promenade Hunter's Creek  8.800%       9,925,950       1,060,640    10/01/01      9,578,044
     Mayberry Mall                      9.220%       3,294,223         362,823    10/01/01      3,237,064
     Colonial Promenade Montgomery      7.490%      12,250,000         917,525    07/01/00     12,250,000
     Rivermont Shopping Center         10.125%       1,587,738         270,113    09/01/08         52,091
     Colonial Promenade Unversity Park  7.490%      21,500,000       1,617,050    03/05/05     21,500,000
     Village at Roswell Summit          8.930%       1,603,043         159,515    09/01/05      1,401,860

 Office Properties:
     Interstate Park                    8.500%       3,910,807         643,623    08/01/03      2,648,144
     Riverchase Center                  7.880%       7,981,452       8,621,945    12/01/00      7,766,043
     Colonial Center 100 at Mansell
       Overlook                         8.625%      13,732,487       1,305,949    01/10/08     15,285,811
     Colonial Center at Mansell Overlook8.250%      17,255,156      15,149,832    06/01/00     13,692,324
     Perimeter Corporate Park           8.680%       5,347,697         610,230    12/01/03      4,858,772

 Other debt:
     Land Loan                          7.580%         610,772         610,722    09/30/00        610,722
     Line of Credit                     7.430% (7) 228,337,000      13,434,213    07/10/00 (8)228,337,000
     Unsecured Senior Notes             7.500%      65,000,000       4,868,724    07/15/01     65,000,000
     Unsecured Senior Notes             8.050%      65,000,000       5,213,989    07/15/06     65,000,000
     Unsecured Senior Notes             7.000%     175,000,000      12,250,008    07/15/06     65,000,000
     Medium Term Notes                  7.050%      50,000,000       3,525,000    12/15/03     50,000,000
     Medium Term Notes                  7.160%      50,000,000       3,580,000    01/17/03     50,000,000
     Medium Term Notes                  6.960%      75,000,000       5,220,000    07/26/04     75,000,000
     Medium Term Notes                  6.960%      25,000,000       1,740,000    08/01/05     25,000,000
     Medium Term Notes                  6.980%      25,000,000       1,745,000    09/26/05     25,000,000
     Medium Term Notes                  8.190%      25,000,000       2,047,500    08/01/05     25,000,000
     Medium Term Notes                  7.930%      57,500,000       4,559,750    09/26/05     25,000,000
     Unamortized Discount on Senior Notes           (1,104,853)                                (1,104,853)
                                                 --------------  --------------               ------------
 TOTAL                                           $ 1,039,862,832  $ 95,944,056                $878,379,667
                                                 ==============  ==============               ============

(1) As noted in the table, certain Properties were developed in phases and separate mortgage indebtedness may encumber each of the various phases. In the listing of property names, CG has been used as an abbreviation for Colonial Grand and CV as an abbreviation for Colonial Village.
(2) All of the mortgages can be prepaid at any time, subject to prepayment penalties calculated typically on a percentage basis, except for the mortgages encumbering CV at Rocky Ridge, CV at Inverness Lakes, and CV at Hillwood, which are closed to prepayment for varying lengths of time.
(3) The maturity date noted represents the date on which credit enhancement expires for the tax-exempt municipal bonds put in place as part of the original financing for the Property. The stated maturity date for the loans is August 1, 2007.
(4) These loans are financed through tax-exempt bonds which are credit enhanced by Fannie Mae. The loans, which bear interest at a weekly variable interest rate, require monthly interest payments through June 2006 and principal and interest payments from July 2006 through June 2026. The weighted average interest rate of these three loans was 3.93% at December 31, 1999. On February 15, 1999, CRLP entered into an interest rate swap for these bonds at a rate of 3.23%.
(5) The maturity date noted represents the date on which credit enhancement expires for the tax-exempt municipal bonds put in place as part of the original financing for the Property. The stated maturity date for the loans is August 1, 2022.
(6) The maturity date noted represents the date on which credit enhancement expires for the tax-exempt municipal bonds put in place as part of the original financing for the Property. The stated maturity date for the loans is August 1, 2010.
(7) This line of credit facility bears interest at a variable rate, based on LIBOR plus a spread that ranges from 80 to 135 basis points. At December 31, 1999, the line of credit facility bore interest at a rate of 95 basis points above LIBOR. The facility also includes a competitive bid feature that allows CRLP to convert up to $125 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. At December 31, 1999, there were no amounts outstanding under the competitive bid feature.
(8) This credit facility has a term of two years beginning in July 1998 and provides for a two-year amortization in the event of non-renewal. On January 4, 1999, CRLP entered into an interest rate swap for $50.0 million of its line of credit at 4.97% plus 80 to 135 basis points. Additionally, on May 4, 1999, CRLP entered into an interest rate swap for $25.0 million on its line of credit at a rate of 5.07%.

         In addition to the foregoing mortgage debt, the six Multifamily Properties, two Office Properties and two Retail Properties in which CRLP owns partial interests (and which therefore are not consolidated in the financial statements of CRLP) also are subject to existing mortgage indebtedness. CRLP's pro-rata share of such indebtedness as of December 31, 1999, was $49,027,000, which carried a weighted average interest rate of 7.1%. The maturity dates of these loans range from February 1, 2000 to October 1, 2009 and as of December 31, 1999, the loans had a weighted average maturity of 9.9 years.

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

         No matters were submitted to CRLP's unitholders during the fourth quarter of 1999.

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Shareholder
                  Matters.

         There is no established public trading market for the Units. As of March 8, 2000, there were 116 holders of record of Units.

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

         The following table sets forth the distributions per Unit paid by CRLP during the periods noted:


       Calendar Period       Distribution

 1999:
 First Quarter.................$ .58
 Second Quarter................$ .58
 Third Quarter.................$ .58
 Fourth Quarter................$ .58

1998:
 First Quarter.................$ .55
 Second Quarter................$ .55
 Third Quarter.................$ .55
 Fourth Quarter................$ .55


Item 6.           Selected Financial Data.

         The following table sets forth selected financial and operating information on a historical basis for CRLP for each of the five years ended December 31, 1999.

Dollar amounts in thousands, except unit data                 1999          1998         1997        1996          1995
------------------------------------------------------------------------------------------------------------------------
OPERATING DATA
Total revenue                                             $282,564     $ 257,367    $ 184,126   $ 134,881     $ 111,437
Expenses:
    Depreciation and amortization                           55,185        48,647       33,278      23,533        20,615
    Other operating expenses                                94,354        87,972       63,581      46,819        42,282
Income from operations                                     133,025       120,748       87,267      64,529        48,540
Interest expense                                            57,211        52,063       40,496      24,584        23,972
Other income (expense), net                                  9,489          (62)        3,069       1,104           674
Income before extraordinary items                           85,303        68,623       49,840      41,049        25,242
Dividends to preferred unitholders                          18,531        10,938        1,671           -             -
Net income available to common unitholders                  66,144        57,284       44,519      40,538        25,242
Per unit - basic and diluted:
    Net income                                                1.88          1.64         1.55        1.58          1.28
    Distributions                                             2.32          2.20         2.08        2.00          1.90
------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Land, buildings, and equipment, net                    $ 1,586,332   $ 1,566,840   $1,268,430   $ 801,798     $ 624,514
Total assets                                             1,864,146     1,756,548    1,396,660     947,947       681,297
Total debt                                               1,039,863       909,322      702,044     506,435       354,100
------------------------------------------------------------------------------------------------------------------------
OTHER DATA
Total properties (at end of period)                            111           106           93          73            61

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

Colonial Realty Limited Partnership, a Delaware limited partnership is the operating partnership of Colonial Properties Trust, an Alabama real estate investment trust (the "Company"), whose shares are listed on the New York Stock Exchange. The Company is engaged in the ownership, development, management, and leasing of multifamily communities, office buildings, retail malls and shopping centers. The Company owns and operates properties in nine states in the Sunbelt region of the United States. As of December 31, 1999, CRLP's real estate portfolio consisted of 52 multifamily communities, 18 office properties, and 41 retail properties.

CRLP manages its business with three separate and distinct operating  divisions:
Multifamily, Office, and Retail. Each division has an Executive Vice President that oversees growth and operations and has a separate management team that is responsible for acquiring, developing, and leasing properties within each division. This structure allows CRLP to utilize specialized management personnel for each operating division. Constant communication among the Executive Vice Presidents and centralized functions of accounting, information technology, due diligence and administrative services provide CRLP with unique synergy allowing CRLP to take advantage of a variety of investment opportunities. Decisions for investments in acquisitions and developments and for dispositions are also centralized.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing elsewhere in this report.

Any statement contained in this report which is not a historical fact, or which might be otherwise considered an opinion or projection concerning CRLP or its business, whether express or implied, is meant as, and should be considered, a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1996. Forward-looking statements are based upon assumptions and opinions concerning a variety of known and unknown risks, including but not limited to changes in market conditions, the supply and demand for leasable real estate, interest rates, increased competition, changes in governmental regulations, and national and local economic conditions generally, as well as other risks more completely described in CRLP's other filings with the Securities and Exchange Commission. If any of these assumptions or opinions prove incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.


Results of Operations--1999 vs. 1998

In 1999, CRLP experienced growth in revenues, operating expenses, and net income, which is primarily the result of the acquisition and development of 21 properties and the expansion of 6 properties during 1999 and 1998. As a result of the acquisitions, developments, and expansions, CRLP's net income before distributions to preferred unitholders increased by $16.5 million, or 24.1%, for 1999 when compared to 1998. On a per unit basis, net income is $1.88 for 1999, a 14.6% increase, compared to $1.64 for 1998. The increase in net income available to unitholders, on a per unit basis, is directly attributable to the acquisition, development, and expansion of properties.


Revenues--Total revenues increased by $25.2 million, or 9.8%, during 1999 when compared to 1998. Of this increase, $18.1 million relates to revenues generated by properties that were acquired, developed, or expanded during 1999 and 1998. The remaining increase primarily relates to increases in rental rates at existing properties and lease buyouts during 1999. The multifamily division accounts for the largest portion of the overall revenue increase, approximately $11.3 million, while the office and retail divisions account for $6.6 million and $7.3 million, respectively. The divisional revenue growth is primarily attributable to the acquisition, development, and expansion of 15 multifamily properties, 8 office properties, and 4 retail properties during 1999 and 1998.

Operating Expenses--Total operating expenses increased by $12.9 million, or 9.5%, during 1999 when compared to 1998. The majority of this increase relates to additional property operating expenses of $3.5 million and additional depreciation of $3.9 million associated with properties that were acquired, developed, or expanded during 1999 and 1998, net of operating expenses of properties disposed of during 1998. Depreciation expense on existing properties increased by $2.2 million during 1999 when compared to 1998. Divisional property operating expenses increased by $7.2 million, $3.5 million, and $1.3 million for the multifamily, office, and retail divisions, respectively, during 1999 when compared to 1998. The increase in divisional property operating expenses is primarily attributable to the acquisition and development of 15 multifamily properties, 8 office properties, and 4 retail properties during 1999 and 1998. The remaining change primarily relates to increases in operating expenses at existing properties, and overall increases in corporate overhead and personnel costs associated with CRLP's continued growth.

Other Income and Expenses--Interest expense increased by $5.1 million, or 9.9%, during 1999 when compared to 1998. The increase in interest expense is primarily attributable to the issuance of $82.5 million in Medium Term Notes, and the increased usage of CRLP's line of credit in conjunction with the financing of acquisitions, developments, expansions, and investment activities.




Results of Operations--1998 vs. 1997

In 1998, CRLP experienced growth in revenues, operating expenses, and net income, which primarily resulted from the acquisition and development of 53 properties during 1998 and 1997. As a result of the acquisitions and developments, CRLP's net income before distributions to preferred unitholders increased by $22.0 million, or 47.7%, for 1998 when compared to 1997. On a per unit basis, net income was $1.64 for 1998, a 5.2% increase, compared to $1.55 for 1997. The increase in net income available to unitholders, on a per unit basis, is primarily attributable to the acquisition, development, and expansion of properties.

Revenues--Total revenues increased by $73.2 million, or 39.8%, during 1998 when compared to 1997. Of this increase, $61.7 million relates to revenues generated by properties that were acquired or developed during 1998 and 1997, net of revenues of properties disposed of in 1997. The retail division accounted for the majority of the overall revenue increase, approximately $46.4 million, while the multifamily and office division accounted for $9.0 million and $18.2 million, respectively. The divisional revenue growth was primarily attributable to the acquisition and development of 21 retail properties, 22 multifamily properties, and 10 office properties during 1998 and 1997. The remaining increase relates to increases in rental rates at existing properties and lease buyouts during 1998.

Operating Expenses--Total operating expenses increased by $39.8 million, or 41.1%, during 1998 when compared to 1997. The majority of this increase relates to additional property operating expenses of $20.3 million and additional depreciation of $13.4 million associated with properties that were acquired or developed during 1998 and 1997, net of operating expenses of properties disposed of during 1997. Depreciation expense on existing properties increased by $1.5 million during 1998 when compared to 1997. Divisional property operating expenses increased by $2.8 million, $5.5 million, and $14.8 million for multifamily, office, and retail divisions, respectively, during 1998 when compared to 1997. The increase in divisional property operating expenses was primarily attributable to the acquisition and development of 22 multifamily properties, 10 office properties, and 21 retail properties during 1998 and 1997. The remaining increase primarily relates to increases in operating expenses at existing properties, and overall increases in corporate overhead and personnel costs associated with CRLP's continued growth.

Other Income and Expenses--Interest expense increased by $11.6 million, or 28.6%, during 1998 when compared to 1997. The increase in interest expense is primarily attributable to the assumption of $5.7 million of debt, the issuance of $175 million in Medium Term Notes, and the net increased usage of CRLP's line of credit in conjunction with the financing of acquisitions and developments.



LIQUIDITY AND CAPITAL RESOURCES


During 1999, CRLP invested $225.8 million in the acquisition, development, and expansion of properties. This acquisition and development activity increased CRLP's multifamily, office, and retail property holdings. CRLP financed the growth through proceeds from public and private offerings of equity and debt totaling $182.5 million during 1999, advances on its bank line of credit, the issuance of limited partnership units, the proceeds from joint ventures, disposition of assets, and cash from operations.

During 1999, the Board of Trustees of Colonial Properties Trust, our general partner, authorized a common unit repurchase program under which CRLP may repurchase up to $150 million of its currently outstanding common units from time to time at the discretion of management in open market and negotiated transactions. During 1999, CRLP repurchased 4,612,815 shares at an all in cost of $122.1 million.

Acquisition and Development Activities

Multifamily Properties--During 1999, CRLP completed development of 1,404 apartment units in 10 multifamily communities and acquired land on which it intends to develop additional multifamily communities during 1999. The aggregate investment in the multifamily developments during 1999 was $105.1 million. As of December 31, 1999, CRLP has 1,290 apartment units in seven multifamily communities under development or expansion. Management anticipates that the seven multifamily projects will be completed during 2000 and 2001. Management estimates that it will invest an additional $15.5 million to complete these multifamily communities.

Office Properties--During 1999, CRLP increased its office portfolio by approximately 443,000 square feet with the acquisition of one office property at a cost of $16.5 million, and the development of two office properties. In addition, CRLP began development on one office property in Atlanta, Georgia. The aggregate investment in the office developments during 1999 was $30.8 million. Management estimates that it will invest an additional $14.0 million to complete these properties.

Retail Properties--During 1999, CRLP added approximately 468,000 square feet of retail shopping space through the acquisition of an enclosed mall at a net cost of $29.3 million. In addition, CRLP continued the development of a community shopping center, began construction of two new community shopping centers, and began the redevelopment of an enclosed mall and community shopping center. The aggregate investment in the retail developments during 1999 was $32.0 million. Management anticipates that it will invest an additional $68.6 million to complete the retail developments.

Joint Ventures

During the third quarter of 1999, CRLP entered into a joint venture with CMS. In connection with this joint venture, CRLP sold the following six properties:
Colonial  Village at Stockbridge,  Colonial Grand at Barrington  Club,  Colonial
Grand at Ponte Vedra, Colonial Village at River Hills, Colonial Grand at Mountain Brook, and Colonial Village at Cahaba Heights. CMS acquired an 85% interest in the joint venture from Colonial for $80.6 million. CRLP acquired a 15% interest in the joint venture and will serve as manager of the properties. Subsequent to formation, the joint venture leveraged the properties for a total of $73.6 million of nonrecourse notes, and the proceeds were distributed proportionately to the joint venture partners. At December 31, 1999, CRLP had an ending net investment in the joint venture of $2.8 million. The joint venture is accounted for using the equity method.


Financing Activities

CRLP funded a large portion of its acquisitions, developments, and expansions through the issuance of preferred units and debt securities. During 1999, CRLP completed the following equity and debt transactions:

                             Preferred Unit Offering
 -------------------------------------------------------------------------------
                                                       (in thousands)
                                           -------------------------------------
              Number of        Price Per        Gross       Offering       Net
  Date     Preferred Units       Unit          Proceeds       Costs     Proceeds
---------  ----------------   ----------    -------------  ----------  ---------
February       2,000,000      $  50.00      $   100,000     $  2,600   $ 97,400





                                  Debt Offering
 ------------------------------------------------------------------------------
                                                                           Gross
                      Type of                                       Proceeds
      Date              Note           Maturity       Rate       (in thousands)
-----------------  --------------- --------------------------   ---------------
August             Medium-term     August, 2002      7.93%   $          57,500
August             Medium-term     August, 2004      8.19%              25,000

CRLP's current borrowing capacity under its unsecured line of credit is $250 million. The credit facility, which is used by CRLP primarily to finance additional property investments, bears interest at a rate ranging between 80 and 135 basis points above LIBOR and is renewable in July 2000. The line of credit agreement includes a competitive bid feature that will allow CRLP to convert up to $125 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. As of December 31, 1999, the balance outstanding on CRLP's line of credit was $228.3 million.

At December 31, 1999, CRLP's total outstanding debt balance was $1.04 billion. The outstanding balance includes fixed rate debt of $758.0 million, or 72.9%, and floating-rate debt of $281.9 million, or 27.1%. CRLP has obtained interest rate protection for $50.0 million of the floating-rate debt through the purchase of an interest rate cap agreement. The cap agreement limits the debt to an interest rate of 8.00% through May 2, 2000. CRLP's total market capitalization as of December 31, 1999 was $2.0 billion and its ratio of debt to total market capitalization was 51.3%. Certain loan agreements of CRLP contain restrictive covenants, which, among other things, require maintenance of various financial ratios. At December 31, 1999, CRLP was in compliance with these covenants.

CRLP has only limited involvement with derivative financial instruments and does not use them for trading purposes. Interest rate cap agreements and interest rate swaps are used to reduce the potential impact of increases in interest rates on variable-rate debt. Treasury lock agreements are used by CRLP to lock in interest rates in connection with public debt offerings. On January 4, 1999, Colonial entered into an interest rate swap for $50 million of its line of credit at 4.97% plus 80 to 135 basis points and on January 15, 1999, Colonial entered into an interest rate swap for $52 million of tax exempt bonds at a rate of 3.23%. Additionally, on May 4, 1999, CRLP entered into an interest rate swap agreement for $25 million of its line of credit at a rate of 5.07%. All of these interest rate swap agreements have one-year terms and any payments made or received under the agreements are recognized as adjustments to interest expense as incurred. On February 10, 2000, CRLP entered into two reverse interest rate swap agreements for a total of $50 million of its medium-term notes. Under the terms of the agreements, CRLP will receive a fixed interest rate of 7.37% and will be required to pay a floating rate equal to one month LIBOR that is compounded and paid semi-annually. Both of these agreements have five-year terms, and any payments made or received under the agreements are recognized as adjustments to interest expense. CRLP is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate cap and nonderivative financial assets but has no off-balance-sheet credit risk of accounting loss. CRLP anticipates, however, that counterparties will be able to fully satisfy their obligations under the contracts. CRLP does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties.

YEAR 2000 ISSUE

The Year 2000 or "Y2K" problem refers to the inability of many existing computer programs having time-sensitive software to recognize a date using "00" as the year 2000. Instead, the computer programs interpret such data as the year 1900. This failure to accurately recognize the year 2000 and other key dates could have resulted in a variety of problems ranging from data miscalculations to the failure of entire systems.

In order to address the Y2K problem, CRLP reviewed all of their property management and informational systems, and replaced, upgraded, or modified the systems as needed to minimize the risks associated with the Y2K problem. The Year 2000 issue did not have a material impact on CRLP's business, results of operations, or financial condition.

OUTLOOK

Management intends to maintain CRLP's strength through continued diversification, while pursuing acquisitions and developments that meet CRLP's criteria for property quality, market strength, and investment return. Management will continue to use its line of credit to provide short-term financing for acquisition, development, and expansion activities and plans to continue to replace significant borrowings under the bank line of credit with funds generated from the sale of additional equity securities, permanent financing, as market conditions permit, and the disposition of assets. Management believes that these potential sources of funds, along with the possibility of issuing limited partnership units of CRLP in exchange for properties, will provide CRLP with the means to finance additional acquisitions, developments, and expansions.

In addition to the issuance of equity and debt, management is investigating alternate financing methods and sources to raise future capital. Private placements, joint ventures, and non-traditional equity and debt offerings are some of the alternatives CRLP is contemplating. CRLP continues to work diligently to improve its credit rating, in order to reduce its cost of raising future capital.

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

RECENTLY ISSUED ACCOUNTING STANDARD

Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. Under SFAS 133, CRLP will be required to account for derivative financial instruments, if any, at their fair market value, and make certain required disclosures. CRLP is required to adopt SFAS 133 for periods beginning January 1, 2001.

INFLATION

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


Item 8.           Financial Statements and Supplementary Data.

         The following are filed as a part of this report:

         Report of Independent Accountants

         Financial Statements:

         Consolidated Balance Sheets as of December 31, 1999 and 1998

         Consolidated Statements of Income for the years ended December 31, 1999, 1998, and 1997

         Consolidated Statements of Partner's Capital for the years ended December 31, 1999, 1998, and 1997

         Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997

         Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Trustees
  of Colonial Properties Trust

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Colonial Realty Limited Partnership (the "Company") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers L.L.P.
PRICEWATERHOUSECOOPERS L.L.P.
Birmingham, Alabama
January 17, 2000, except for Note 13, as
  to which the date is February 29, 2000

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)


December 31, 1999 and 1998
---------------------------------------------------------------------------------------------------------------------------
                                                                                            1999                      1998
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Land, buildings, & equipment, net                                                    $ 1,586,332               $ 1,566,840
Undeveloped land and construction in progress                                            214,043                   128,336
Cash and equivalents                                                                       4,630                     4,582
Restricted cash                                                                            2,634                     2,897
Accounts receivable, net                                                                  10,606                     9,151
Prepaid expenses                                                                           2,371                     3,116
Notes receivable                                                                             695                       696
Deferred debt and lease costs                                                             10,500                     9,644
Investment in partially owned entities                                                    24,623                    26,079
Other assets                                                                               7,712                     5,207
---------------------------------------------------------------------------------------------------------------------------
                                                                                     $ 1,864,146               $ 1,756,548
---------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND PARTNERS' CAPITAL
Notes and mortgages payable                                                          $ 1,039,863                 $ 909,322
Accounts payable                                                                          10,522                     8,150
Accounts payable to affiliates                                                             4,651                     4,670
Accrued interest                                                                          12,901                    12,051
Accrued expenses                                                                           4,283                     3,559
Tenant deposits                                                                            4,011                     4,272
Unearned rent                                                                              2,820                     2,800
---------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                 1,079,051                   944,824
---------------------------------------------------------------------------------------------------------------------------

Redeemable units, at redemption value                                                    255,011                   282,597
Preferred units:
     Series A Preferred Units                                                            125,000                   125,000
     Series B Preferred Units                                                            100,000                       -0-

Partners' capital excluding redeemable units                                             305,084                   404,127
---------------------------------------------------------------------------------------------------------------------------

                                                                                     $ 1,864,146               $ 1,756,548
---------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)

For the Years Ended December 31, 1999, 1998, 1997
                                                                ---------    ---------    ---------
                                                                     1999         1998         1997
                                                                ---------    ---------    ---------
Revenue:
     Base rent                                                  $ 225,781    $ 206,234    $ 154,063
     Base rent from affiliates                                      1,460        1,027          879
     Percentage rent                                                4,683        4,002        2,161
     Tenant recoveries                                             32,913       31,573       17,349
     Other                                                         17,727       14,531        9,674
                                                                ---------    ---------    ---------
         Total revenue                                            282,564      257,367      184,126
                                                                ---------    ---------    ---------
Property operating expenses:
     General operating expenses                                    20,324       20,590       12,603
     Salaries and benefits                                         14,547       12,600       10,283
     Repairs and maintenance                                       27,664       24,795       18,669
     Taxes, licenses, and insurance                                23,061       22,312       15,578
General and administrative                                          8,758        7,675        6,448
Depreciation                                                       52,913       46,841       31,956
Amortization                                                        2,272        1,806        1,322
                                                                ---------    ---------    ---------
         Total operating expenses                                 149,539      136,619       96,859
                                                                ---------    ---------    ---------
                                                                ---------    ---------    ---------
         Income from operations                                   133,025      120,748       87,267
                                                                ---------    ---------    ---------
Other income (expense):
     Interest expense                                             (57,211)     (52,063)     (40,496)
     Income (loss) from partially owned entities                    2,045          (43)         502
     Gains (losses) from sales of property                          7,444          (19)       2,567
                                                                 ---------    ---------    ---------
         Total other expense                                      (47,722)     (52,125)     (37,427)
                                                                 ---------    ---------    ---------
         Income before extraordinary items                         85,303       68,623       49,840
Extraordinary loss from early extinguishment of debt                 (628)        (401)      (3,650)
                                                                 ---------    ---------    ---------
         Net income                                                84,675       68,222       46,190
Distributions to preferred unitholders                            (18,531)     (10,938)      (1,671)
                                                                 ---------    ---------    ---------
                                                                 ---------    ---------    ---------
         Net income available to common unitholders                66,144       57,284       44,519
                                                                 ---------    ---------    ---------

Basic and Diluted net income per unit:

         Income before extraordinary item                       $    1.90    $    1.65    $    1.64
         Extraordinary loss from early extinguishment of debt       (0.02)       (0.01)       (0.09)
                                                                 ---------    ---------    ---------
         Net income per common unit                             $    1.88    $    1.64    $    1.55
                                                                 ---------    ---------    ---------
Weighted average common units outstanding                          35,183       34,944       28,719
                                                                 ---------    ---------    ---------

The accompanying notes are an integral part of these financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(Amounts in Thousands)

For the Years Ended December 31, 1999, 1998, 1997
                                                                           Total
                                                                       Partners'
                                                                         Capital
                                                                 --------
Balance, December 31, 1996                                      $ 157,090

     Cash contributions                                           221,873
     Distributions                                                (59,471)
     Net income                                                    44,519
     Issuance of limited partnership units                         45,079
     Allocations to redeemable units                              (43,393)
                                                                  --------
Balance, December 31, 1997                                      $ 365,697

     Cash contributions                                           142,243
     Distributions                                                (76,545)
     Net income                                                    57,284
     Earnings in minority interest property                           153
     Issuance of limited partnership units                         23,400
     Allocations to redeemable units                               16,895
                                                                  --------
Balance, December 31, 1998                                      $ 529,127

     Cash contributions                                             3,686
     Issuance of preferred units                                   97,406
     Distributions                                                (86,295)
     Redemption of partnership units                             (122,144)
     Net income                                                    66,144
     Earnings in minority interest property                            82
     Issuance of limited partnership units                         14,493
     Allocations to redeemable units                               27,585
                                                                 --------
Balance, December 31, 1999                                      $ 530,084
                                                                 --------

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

For the Years Ended December 31, 1999, 1998, 1997

                                                                        1999         1998         1997
                                                                   ---------    ---------    ---------
Cash flows from operating activities:
     Net  income                                                   $  84,675    $  68,222    $  46,190
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                55,185       48,647       33,278
         Income from partially owned entities                         (2,045)        (110)        (502)
         (Gains) losses from sales of property                        (7,444)          19       (2,567)
         Other, net                                                    1,767          336        4,204
         Decrease (increase) in:
             Restricted cash                                             263         (232)        (215)
             Accounts receivable                                      (2,594)      (4,287)      (2,620)
             Prepaid expenses                                            805          (75)         879
             Other assets                                             (4,027)         729          424
         Increase (decrease) in:
             Accounts payable                                          2,353       (1,413)      (3,191)
             Accrued interest                                            850        5,525        1,061
             Accrued expenses and other                                 (179)      (2,967)      (5,421)
                                                                   ---------    ---------    ---------
             Net cash provided by operating activities               129,609      114,394       71,520
                                                                   ---------    ---------    ---------
Cash flows from investing activities:
     Acquisition of properties                                       (45,164)    (312,585)    (301,931)
     Development expenditures                                        (98,414)     (62,075)     (37,589)
     Development expenditures paid to an affiliate                   (84,256)     (40,347)     (46,481)
     Tenant improvements                                              (8,424)      (4,140)      (2,792)
     Capital expenditures                                            (18,867)     (24,982)     (12,325)
     Proceeds from sales of property, net of selling costs           119,552       52,238       54,092
     Distributions from partnerships                                   8,821       32,314          719
     Capital contributions to partnerships                            (5,237)      (5,850)        (320)
                                                                   ---------    ---------    ---------
             Net cash used in investing activities                  (131,989)    (365,427)    (346,627)
                                                                   ---------    ---------    ---------
Cash flows from financing activities:
     Principal reductions of debt                                    (59,507)     (31,725)    (122,880)
     Proceeds from additional borrowings                             136,200      173,976      175,246
     Net change in revolving credit balances                          53,848       57,403       68,271
     Proceeds from preferred unit issuance, net of expenses paid      97,396          -0-          -0-
     Cash contributions                                                3,686      142,243      221,873
     Repurchase of treasury units                                   (122,136)         -0-          -0-
     Distributions to common and preferred unitholders              (104,826)     (87,483)     (61,142)
     Payment of mortgage financing cost                               (1,607)      (3,734)      (1,417)
     Other, net                                                         (626)         401       (3,650)
                                                                   ---------    ---------    ---------
             Net cash provided by financing activities                 2,428      251,081      276,301
                                                                   ---------    ---------    ---------
             Increase in cash and equivalents                             48           48        1,194
Cash and equivalents, beginning of period                              4,582        4,534        3,340
                                                                   ---------    ---------    ---------
Cash and equivalents, end of period                                $   4,630    $   4,582    $   4,534
                                                                   ---------    ---------    ---------

Supplemental disclosures of cash flow information:
     Cash paid during the year for interest                        $  56,361    $  46,538    $  39,435
                                                                   ---------    ---------    ---------

The accompanying notes are an integral part of these financial statements.

1. Organization and Basis of Presentation

         Organization - Colonial Realty Limited Partnership (the "Operating Partnership" or "CRLP"), a Delaware limited partnership, was formed on August 6, 1993, to succeed as owner of substantially all of the predecessor interest of Colonial Properties, Inc. (CPI), Equity Partners Joint Venture, and Colonial Properties Management Association, and certain real estate interest of Thomas H. Lowder, Robert E. Lowder, James K. Lowder, Catherine K. Lowder, and the Bellwood Trust (collectively referred to as the Colonial Group for purposes of these financial statements). CRLP is the operating partnership of Colonial Properties Trust, an Alabama real estate investment trust (the "Company") whose shares are listed on the New York Stock Exchange ("NYSE"). CRLP is engaged in the ownership, development, management, and leasing of multifamily housing communities, retail malls and centers, and office buildings. Certain parcels of land are also included.

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

         Undeveloped Land and Construction in Progress - Undeveloped land and construction in progress is stated at the lower of cost or net realizable value. CRLP capitalizes all costs associated with land development and construction.

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

         Derivatives - CRLP has only limited involvement with derivative financial instruments and does not use them for trading purposes. Interest rate cap agreements and interest rate swaps are used to reduce the potential impact of increases in interest rates on variable-rate debt. Premiums paid for purchased interest rate cap agreements are amortized to expense over the terms of the caps. Unamortized premiums are included in other assets in the balance sheets. Amounts receivable under cap agreements are accrued as a reduction of interest expense. Payments under interest rate swap agreements are recognized as adjustments to interest expense as incurred. Treasury lock agreements are used by CRLP to set interest rates in anticipation of public debt offerings. Any gains or losses related to treasury locks are included in deferred debt and lease cost on the balance sheet and amortized over the life of the related debt to the extent that such treasury locks are utilized. All unutilized treasury locks are expensed when their future utility expires. All treasury locks were utilized during 1999 and 1998.

         Revenue   Recognition  -  Rental  income   attributable  to  leases  is
recognized on a straight-line basis over the terms of the leases. Anticipated losses, if any, are recognized when such amounts become known, or estimated.

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

         Recently Issued Accounting Standard - Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activity. Under SFAS 133, CRLP will be required to account for derivative financial instruments, if any, at their fair market value, and make certain required disclosures. CRLP is required to adopt SFAS 133 for periods beginning January 1, 2001.

         Segment Reporting - Reportable segments are identified based upon management's approach for making operating decisions and assessing performance of CRLP.

         Software Development - CRLP capitalizes certain internally developed software costs. Costs capitalized in connection with internal software development are amortized using the straight-line method over the estimated useful lives of the software.

         Common Unit Repurchases - During 1999, CRLP's Board of Trustees authorized a common unit repurchase program under which CRLP may repurchase up to $150 million of its currently outstanding common units from time to time ad the discretion of management in open market and negotiated transactions. During 1999, CRLP repurchased 4,612,815 units at an all in cost of $122.1 million. These units are included as a reduction of partners' capital.

         Reclassifications - Certain immaterial reclassifications have been made to the 1998 and 1997 financial statements in order to conform them to the 1999 financial statement presentation. These reclassifications have no impact on partners' capital or net income.

3.  Property Acquisitions and Dispositions
         CRLP acquired two operating properties during 1999, 12 properties during 1998, and 25 properties during 1997 at aggregate costs of $45.8 million, $348.6 million, and $430.6 million, respectively. CRLP funded these acquisitions with cash proceeds from its public offerings of equity (see Note 10) and debt (see Note 8), advances on bank lines of credit, the issuance of limited partnership units in CRLP, the proceeds received from the formation of joint ventures (see Note 6), the proceeds received from the issuance of preferred units in CRLP (see Note 9), and cash from operations.



         The properties acquired during 1999, 1998, and 1997 are listed below:

                                                                       Effective
                                                                     Acquisition
                                                   Location           Date
                                              --------------------------------
Multifamily Properties:
Colonial Village at Trussville                 Birmingham, AL     April 1, 1997
Colonial Village at Timothy Woods              Athens, GA          July 1, 1997
Colonial Grand at Oakleigh                     Pensacola, FL       July 1, 1997
Colonial Grand at Natchez Trace                Jackson, MS       August 1, 1997
Colonial Village at Caledon Wood               Greenville, SC   October 1, 1997
Colonial Village at Ashley Plantation          Bluffton, SC         May 1, 1998
Colonial Village at Haverhill                  San Antonio, TX     July 1, 1998
Colonial Village at Walton Way                 Augusta, GA         July 1, 1998
Colonial Village at River Hills I              Tampa, FL           July 1, 1998

Office Properties:
Riverchase Center                              Birmingham, AL   January 1, 1997
Lakeside Office Park                           Huntsville, AL      May 23, 1997
Progress Center                                Huntsville, AL     June 24, 1997
Colonial Center at Mansell Overlook            Atlanta, GA        July 31, 1997
Perimeter Corporate Park                       Huntsville, AL   January 1, 1998
Independence Plaza                             Birmingham, AL   January 1, 1998
Shades Brook Building                          Birmingham, AL      July 1, 1998
Colonial Center 200 Mansell Overlook           Atlanta, GA         July 1, 1998
Concourse Center                               Tampa, FL           July 1, 1998
Emmett R. Johnson Building                     Birmingham, AL      June 1, 1999

Retail Properties:
Colonial Shoppes Inverness                     Birmingham, AL    March 24, 1997
Colonial Promenade Beechwood                   Athens, GA        March 27, 1997
Brookwood Village                              Birmingham, AL      May 13, 1997
Colonial Promenade Lakewood                    Jacksonville, FL October 1, 1997
Colonial Mall Glynn Place                      Brunswick, GA   November 1, 1997
Colonial Mall Lakeshore                        Gainesville, GA November 1, 1997
Colonial Shoppes Yadkin                        Yadkinville, NC November 1, 1997
Colonial Mall Valdosta                         Valdosta, GA    November 1, 1997
Colonial Mall Burlington                       Burlington, NC  November 1, 1997
Mayberry Mall                                  Mount Airy, NC  November 1, 1997
Colonial Shoppes Quaker Village                Greensboro, NC  November 1, 1997
Colonial Shoppes Stanly                        Locust, NC      November 1, 1997
Rivermont Shopping Center                      Chattanooga, TN November 1, 1997
Colonial Mall Staunton                         Staunton, VA    November 1, 1997
Colonial Promenade Abingdon                    Abingdon, VA    November 1, 1997
Village at Roswell Summit                      Atlanta, GA     December 31,1997
Orlando Fashion Square                         Orlando, FL         May 29, 1998
Shoppes at Mansell                             Atlanta, GA         July 1, 1998
Colonial Mall Bel Air                          Mobile, AL      December 29,1998
The Plaza Mall                                 Greenville, NC    August 1, 1999


         In addition to the acquisition of the operating properties mentioned above, CRLP also acquired a parcel of land in October 1999 through the issuance of 388,898 limited partnership units valued at $10.3 million.

         Results  of  operations  of  these  properties,   subsequent  to  their
respective acquisition dates, are included in the consolidated financial statements of CRLP. The cash paid to acquire these properties is included in the statements of cash flows. The acquisitions during 1999, 1998, and 1997 are comprised of the following:

(in thousands)                                    1999       1998       1997
                                             ---------  ---------  ---------
Assets purchased:
      Land, buildings, and equipment         $  56,026  $ 348,564  $ 430,614
      Other assets                                  60          0          4
                                             ---------  ---------  ---------
                                                56,086    348,564    430,618
Notes and mortgages assumed                          0     (7,509)   (74,910)
Other liabilities assumed or recorded             (660)    (5,070)    (8,716)
Issuance of limited partnership units          (10,262)   (23,400)   (45,061)
                                             ---------  ---------  ---------

Cash paid                                    $  45,164  $ 312,585  $ 301,931
                                             ---------  ---------  ---------


         During 1999, CRLP disposed of seven multifamily properties, representing 2,319 units, which included Colonial Grand at Kirkman, Colonial Village at Stockbridge, Colonial Grand at Barrington Club, Colonial Grand at Ponte Vedra, Colonial Village at River Hills, Colonial Grand at Mountain Brook, and Colonial Village at Cahaba Heights. The properties were sold for a total purchase price of $119.8 million, of which $15.0 million was used to repay two secured loans, and the remaining proceeds were used to repay a portion of the borrowings under CRLP's unsecured line of credit, fund additional acquisitions, and to support CRLP's future investment activities.

         CRLP sold six of these properties to a joint venture formed by CRLP and an unrelated party. CRLP will maintain a 15% interest in the joint venture and serve as manager of the properties. CRLP accounts for its 15% interest in this joint venture as an equity investment (see Note 6).

         During 1998, CRLP sold Orlando Fashion Square to a joint venture equally owned by CRLP and an unrelated party. Proceeds received from this contribution were used to fund additional acquisitions and developments. CRLP accounts for its 50% interest in this joint venture as an equity investment (see
Note 6).

         CRLP's unaudited pro forma results of operations, assuming these acquisitions and dispositions had been effected by CRLP prior to January 1, 1998, are as follows:

                                               For the Year      For the Year
                                              Ended December    Ended December
                                            December 31, 1999  December 31, 1998
(in thousands)                                 (unaudited)        (unaudited)

Revenues                                        $ 279,953          $ 265,903
Net income available to common unitholders       $ 60,868           $ 58,275
Net income per unit - basic and diluted            $ 1.86             $ 1.67


4.  Land, Buildings, and Equipment
         Land, buildings, and equipment consists of the following at December 31, 1999 and 1998:






                                                            (in thousands)
                                                          1999             1998
                                                   -----------      -----------
         Buildings                                 $ 1,464,148      $ 1,416,937
         Furniture and fixtures                         46,108           43,074
         Equipment                                      14,106           12,027
         Land improvements                              36,631           35,580
         Tenant improvements                            23,290           18,733
                                                   -----------      -----------
                                                     1,584,284        1,526,351
         Accumulated depreciation                     (206,451)        (169,522)
                                                   -----------      -----------
                                                     1,377,833        1,356,829
         Land                                          208,500          210,010
                                                   -----------      -----------

                                                   $ 1,586,332      $ 1,566,840
                                                   ===========      ===========

5.  Undeveloped Land and Construction in Progress
         During  1999  CRLP  completed  the   construction  of  six  multifamily
development projects, two office development projects, and one office redevelopment project at a combined total cost of $112.0 million. The multifamily development projects produced 1,126 new apartment units that were completed during 1999 and 1998, and the office development projects produced 279,540 square feet of new office space, which was also completed in 1999 and 1998. The completed development projects are as follows:

                                                         Total
                                                         Units/    Total
Completed Developments                    Location      Sq. Feet    Cost
and Redevelopments:                    --------------   -------   --------

Multifamily Properties
Colonial Grand at Citrus Park          Tampa, FL            176   $ 12,706
Colonial Grand at Cypress Crossing     Orlando, FL          250     21,585
Colonial Grand at Edgewater II         Huntsville, AL       192     12,770
Colonial Grand at Inverness Lakes II   Mobile, AL           132      8,317
Colonial Grand at Lakewood Ranch       Bradenton, FL        288     22,552
Colonial Grand at Wesleyan II          Macon, GA             88      6,958
                                                        -------   --------
                                                          1,126   $ 84,888
                                                        -------   --------
Office Properties
1800 International Park                Birmingham, AL   146,128     13,744
Colonial Center at Research Park       Huntsville, AL   133,412     11,494
                                                        -------   --------
                                                        279,540   $ 25,238
                                                        -------   --------
Redevelopment
Colonial Plaza                         Birmingham, AL   178,617      1,852
                                                                  --------
          Total                                                   $111,978
                                                                  ========

         CRLP currently has 13 active expansion, development, and redevelopment projects in progress and various parcels of land available for expansion, construction, or sale. During 1999 CRLP completed construction on 1,404 apartment units (including the remaining units completed in the projects mentioned above), and CRLP has an additional 1,290 apartment units in progress at December 31, 1999. Also, CRLP has 161,637 and 712,233 square feet of new office and retail space, respectively, in progress at December 31, 1999. Undeveloped land and construction in progress is comprised of the following at December 31, 1999:


                                                     Total                                       Costs
                                                     Units/                     Estimated     Capitalized
                                                    Square       Estimated     Total Costs      To Date
                                                      Feet      Completion    (in thousands) (in thousands)
                                                   -----------  ------------   -------------  ------------
Multifamily Projects:
Colonial Grand at Heather Glen                          448        2000        $ 34,171        $ 32,318
Colonial Grand at Liberty Park                          300        2001          26,492          20,312
Colonial Grand at Promenade                             384        2000          27,189          24,310
Colonial Grand at Madison                               336        2000          22,983          21,476
Colonial Grand at Reservoir                             170        2000          13,552          10,786
Colonial Village at Ashley Plantation II                214        2000          13,147          12,905
(expansion)
Colonial Village at Walton Way (redevelopment)          256        2000           2,900           2,856
                                                                   ----        --------        --------
     Total Multifamily Projects                       2,108                     140,434         124,963

Office Projects:
Colonial Center 300 at Mansell Overlook             161,637        2001          23,435           9,471
                                                                   ----        --------        --------
     Total Office Projects                          161,637                      23,435           9,471

Retail Projects:
Colonial Promenade at Trussville                    388,302        2000          33,300          21,879
Colonial Promenade at Tutwiler Farm                 213,111        2000          26,221          11,502
Colonial Promenade Madison                          110,820        2000           9,988           2,891
Brookwood Village Mall (redevelopment)              750,754        2001          34,950           1,692
Northdale Court (redevelopment)                     192,726        2000           3,166           1,084
                                                                   ----        --------        --------
     Total Retail Projects                        1,655,713                     107,625          39,048

Other Projects and Undeveloped Land                  40,561
                                                                               --------        --------
                                                                               $271,494        $214,043
                                                                               ========        ========

         Interest capitalized on construction in progress during 1999, 1998, and 1997 was $8.7 million, $3.7 million, and $4.1 million, respectively.

6.  Investment in Partially Owned Entities
         Investment in partially owned entities at December 31, 1999 and 1998 consists of the following:

                                                                              (in thousands)
                                                                         Percent
                                                                  Owned            1999           1998
                                                                -----------    -------------  -------------
         Multifamily:
         CMS/Colonial Joint Venture                                 15.00%   $        2,789    $         0

         Office:
         600 Building Partnership, Birmingham, AL                   33.33%             (16)           (30)
         Anderson Block Properties Partnership,
             Montgomery, AL                                         33.33%              (2)           (24)
                                                                               -------------   ------------
                                                                                       (18)           (54)
         Retail:
         Orlando Fashion Square Joint Venture, Orlando, FL          50.00%           19,777         20,241
         Parkway Place Limited Partnership, Huntsville, AL          50.00%            2,035          5,858
                                                                               -------------   ------------
                                                                                     21,812         26,099
         Other:
         Colonial/Polar-BEK Management Company,
           Birmingham, AL                                           50.00%               40             33
                                                                               -------------   ------------
                                                                             $       24,623   $     26,079
                                                                             ===============  =============

         During September 1999, CRLP entered into a joint venture with CMS. The CMS/Colonial Joint Venture owns and operates six multifamily properties consisting of the following properties: Colonial Village at Stockbridge, Colonial Grand at Barrington Club, Colonial Grand at Ponte Vedra, Colonial Village at River Hills, Colonial Grand at Mountain Brook, and Colonial Village at Cahaba Heights. CRLP's net investment in the joint venture at December 31, 1999 is $2.8 million. The joint venture is accounted for using the equity method.
         During December 1998, CRLP entered into two joint ventures. The Parkway Place Limited Partnership owns and operates the Parkway City Mall in Huntsville, Alabama. At December 31, 1999 and 1998, CRLP had a net ending investment of $2.0 million and $5.9 million, respectively. The Orlando Fashion Square Joint Venture owns and operates the Orlando Fashion Square in Orlando, Florida. CRLP's net ending investment in this joint venture at December 31, 1999 and 1998 is $19.8 million and $20.2 million, respectively. Both joint ventures are accounted for using the equity method.
         The summarized financial information related to the significant joint ventures is as follows:


Balance Sheet
Assets
     Land, building, & equipment, net                       $ 211,045
     Construction in progress                                   6,399
     Other assets                                               3,855
                                                    ------------------
       Total assets                                         $ 221,299
                                                    ==================

Liabilities and Partners' Equity
     Notes payable                                          $ 150,893
     Other liabilities                                         11,446
     Partners' Equity                                          58,960
                                                    ------------------
       Total liabilities and partners' capital              $ 221,299
                                                    ==================

Statement of Operations
     (for the year ended)
Revenues                                                     $ 27,207
Operating expenses                                            (12,061)
Interest expense                                               (7,093)
Depreciation and amortization                                  (4,811)
                                                    ------------------
     Net income                                               $ 3,242
                                                    ==================

7.       Segment Information

         CRLP is organized into, and manages its business based on the performance of three separate and distinct operating divisions: Multifamily, Office, and Retail. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within each division. The applicable accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Management evaluates the performance of its segments and allocates resources to them based on net operating income (NOI). NOI consists of revenues in excess of general operating expenses, salaries and wages, repairs and maintenance, taxes, licenses, and insurance. Segment information for the years ended December 31, 1999, 1998, and 1997 is as follows:

    (in thousands)
1999                 Multifamily  Office     Retail        Total
-----------------------------------------------------------------
Divisional revenues   $115,724   $ 40,988   $124,845   $  281,557
NOI                     75,929     29,005     90,967      195,901
Divisional assets      768,798    289,288    739,518    1,797,604

1998
-----------------------------------------------------------------
Divisional revenues   $104,462   $ 34,409   $117,572   $  256,443
NOI                     68,789     24,307     83,059      176,155
Divisional assets      783,097    240,161    683,042    1,706,300

1997
-----------------------------------------------------------------
Divisional revenues   $ 95,503   $ 16,224   $ 71,179   $  182,906
NOI                     62,658     11,615     51,500      125,773
Divisional assets      652,923    147,974    577,954    1,378,851

         A reconciliation of total segment revenues to total revenues, total segment NOI to income from operations, and total divisional assets to total assets, for the years ended December 31, 1999, 1998, and 1997, is presented below:

(in thousands)
Revenues                                          1999               1998               1997
-----------------------------------------------------------------------------------------------
Divisional revenues                            $ 281,557          $ 256,443          $ 182,906
Unallocated corporate revenues                     1,007                924              1,220
-----------------------------------------------------------------------------------------------
     Total revenues                            $ 282,564          $ 257,367          $ 184,126
-----------------------------------------------------------------------------------------------

NOI                                               1999               1998               1997
-----------------------------------------------------------------------------------------------
Total divisional NOI                           $ 195,901          $ 176,155          $ 125,773
Unallocated corporate revenues                     1,007                924              1,220
General and administrative                        (8,758)            (7,675)            (6,448)
Depreciation                                     (52,913)           (46,841)           (31,956)
Amortization                                      (2,272)            (1,806)            (1,322)
Other                                                 60                 (9)                 -
-----------------------------------------------------------------------------------------------
     Income from operations                    $ 133,025          $ 120,748           $ 87,267
-----------------------------------------------------------------------------------------------

Assets                                            1999               1998               1997
-----------------------------------------------------------------------------------------------
Total divisional assets                      $ 1,797,604        $ 1,706,300        $ 1,378,851
Unallocated corporate assets (1)                  66,542             50,248             17,809
-----------------------------------------------------------------------------------------------
     Total assets                            $ 1,864,146        $ 1,756,548        $ 1,396,660
-----------------------------------------------------------------------------------------------

(1) Includes CRLP's investment in joint ventures of $24,623 and $26,079 as of December 31, 1999 and 1998, respectively. (see Note 6)

8.  Notes and Mortgages Payable
         Notes and mortgages payable at December 31, 1999 and 1998 consist of the following:


                                  (in thousands)
                                   1999       1998
                             ----------   --------

Revolving credit agreement   $  228,337   $174,489
Mortgages and other notes:
  3.98% to 6.00%                 66,305     66,305
  6.01% to 7.50%                517,554    471,694
  7.51% to 9.00%                222,785    179,187
  9.01% to 10.25%                 4,882     17,647
                             ----------   --------
                             $1,039,863   $909,322
                             ==========   ========

         As of December 31, 1999, CRLP has an unsecured bank line of credit providing for total borrowings of up to $250 million. This line of credit agreement bears interest at LIBOR plus 80 to 135 basis points, is renewable in July 2000, and provides for a two-year amortization in the case of non-renewal. The line of credit agreement includes a competitive bid feature that will allow CRLP to convert up to $125 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The credit facility is primarily used by CRLP to finance property acquisitions and development and has an outstanding balance at December 31, 1999, of $228.3 million. The interest rate of this short-term borrowing facility, including the competitive bid balance, is 7.43% and 6.42% at December 31, 1999 and 1998, respectively.

         During 1999 and 1998, CRLP completed three public offerings of unsecured medium term and senior debt securities totaling $257.5 million. The proceeds of the offerings were used to fund acquisitions, development expenditures, repay balances outstanding on CRLP's revolving credit facility, repay certain notes and mortgages payable, and for general corporate purposes. Details relating to these debt offerings are as follows:

                                                                           Gross
                      Type of                                       Proceeds
      Date              Note           Maturity       Rate       (in thousands)
-----------------  --------------- --------------------------   ----------------
July, 1998         Senior          July, 2007        7.00%             $175,000
August, 1999       Medium-term     August, 2002      7.93%               57,500
August, 1999       Medium-term     August, 2004      8.19%               25,000

         CRLP has entered into an interest rate cap agreement which limits debt of $50 million to an interest rate of 8.00% through May 2, 2000. CRLP paid $227,500 for the interest rate cap, which is being amortized over the life of the agreement. On January 4, 1999, CRLP entered into an interest rate swap for $50 million of its line of credit at 4.97% plus 80 to 135 basis points, and on January 15, 1999, CRLP entered into an interest rate swap for $52 million of tax exempt bonds at a rate of 3.23%. Additionally, on May 4, 1999, CRLP entered into an interest rate swap agreement for $25 million of its line of credit at a rate of 5.07%. All of these interest rate swap agreements have one-year terms and any payments made or received under the agreements are recognized as adjustments to interest expense as incurred. On February 10, 2000, CRLP entered into two reverse interest rate swap agreements for a total of $50 million of its medium-term notes. Under the terms of the agreements, CRLP will receive a fixed interest rate of 7.37% and will be required to pay a floating rate equal to one month LIBOR that is compounded and paid semi-annually. Both of these agreements have five-year terms, and any payments made or received under the agreements are recognized as adjustments to interest expense. Treasury lock agreements are used by CRLP to set interest rates in anticipation of public debt offerings. CRLP is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate cap and nonderivative financial assets but has no off-balance-sheet credit risk of accounting loss. CRLP anticipates, however, that counterparties will be able to fully satisfy their obligations under the contracts. CRLP does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties.
         At December 31, 1999, CRLP had $839.8 million in unsecured indebtedness including balances outstanding on its bank line of credit and certain other notes payable. The remainder of CRLP's notes and mortgages payable are collateralized by the assignment of rents and leases of certain properties and assets with an aggregate net book value of $266.2 million at December 31, 1999.
         The aggregate maturities of notes and mortgages payable, including CRLP's line of credit at December 31, 1999, are as follows:

                            (in thousands)
         2000            $         250,662
         2001                       78,220
         2002                       74,902
         2003                      109,259
         2004                      100,000
         Thereafter                426,820
                          ------------------
                          $      1,039,863
                          ==================

         Based on borrowing rates available to CRLP for notes and mortgages payable with similar terms, the estimated fair value of CRLP's notes and mortgages payable at December 31, 1999 and 1998 was approximately $1.05 billion and $912.6 million, respectively.
         Certain loan agreements of CRLP contain restrictive covenants which, among other things, require maintenance of various financial ratios. At December 31, 1999, CRLP was in compliance with those covenants.
         Certain partners of CRLP have guaranteed indebtedness of CRLP totaling $26.0 million at December 31, 1999. These individuals have not been indemnified by CRLP.


9.  Cash Contributions
         During 1999, 1998 and 1997, CRLP completed seven public offerings of common stock totaling 7,975,070 common shares of beneficial interest and one public offering of preferred stock of 5,000,000 shares. The proceeds of the offerings were used to fund acquisition and development expenditures, repay balances outstanding on CRLP's revolving credit agreement, repay certain notes and mortgages payable, and for general corporate purposes. Details relating to these equity offerings are as follows:

                                                                                         (in thousands)
                                                                            ------------------------------------------
                      Type of           Number of           Price Per          Gross        Offering          Net
      Date            Offering            Shares              Share           Proceeds        Costs        Proceeds
-----------------  --------------- --------------------   ---------------   -------------  ------------   ------------
January, 1997          Common           1,500,000      $     29.8750     $        44,812 $       1,457  $      43,355
July, 1997             Common           1,700,000      $     30.9375     $        52,594 $       2,945  $      49,649
November, 1997       Preferred          5,000,000      $     25.0000     $       125,000 $       4,451  $     120,549
December, 1997         Common            165,632       $     30.1875     $         5,000 $         330  $       4,670
February, 1998         Common            375,540       $     30.0000     $        11,266 $         627  $      10,639
March, 1998            Common            806,452       $     31.0000     $        25,000 $       1,389  $      23,611
March, 1998            Common            381,046       $     31.0000     $        11,812 $         656  $      11,156
April, 1998            Common           3,046,400      $     30.1250     $        91,773 $       4,973  $      86,800

         In February 1999, CRLP issued 2.0 million units of $50 par value 8.875% Series B Cumulative Redeemable Perpetual Preferred Units (Preferred Units), valued at $100 million in a private placement. CRLP has the right to redeem the Preferred Units, in whole or in part, after five years at the cost of the original capital contribution plus the cumulative priority return, whether or not declared. The Preferred Units are exchangeable for 8.875% Series B Preferred Shares of CRLP after ten years at the option of the holders of the Preferred Units. The proceeds of the issuance, net of offering costs of $2.6 million were used to repay balances outstanding on CRLP's revolving credit agreement and to fund development, acquisition, and expansion expenditures.
          In November 1997, CRLP completed its first public offering of preferred stock totaling 5,000,000 preferred shares of beneficial interest of Colonial Properties Trust (Preferred Shares). The Series A Preferred Shares pay a quarterly dividend at 8.75% per annum and may be called by CRLP on or after November 6, 2002. The Preferred Shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of CRLP. The preferred shares have a liquidation preference of $25.00 per share.

10.  Employee Benefits
         Employees of CRLP and Colonial Properties Services, Inc. ("CPSI") participate in a noncontributory defined benefit pension plan designed to cover substantially all employees. Pension expense includes service and interest costs adjusted by actual earnings on plan assets and amortization of prior service cost and the transition amount. The benefits provided by this plan are based on years of service and the employee's final average compensation. CRLP's policy is to fund the minimum required contribution under ERISA and the Internal Revenue Code.
         The table below presents a summary of pension plan status as of December 31, 1999 and 1998, as it relates to the employees of CRLP and CPSI, and the actuarial assumptions used in determining the actuarial present value of accumulated benefit obligations at January 1, 1999, are as follows:

(amounts in thousands)                                        1999       1998
---------------------------------------------------------  ---------  ---------
Actuarial present value of accumulated benefit obligation
      including vested benefits of $1,030 and $1,193        $ 1,312    $ 1,368
      at December 31, 1999 and 1998, respectively
Actuarial present value of projected benefit obligations
      at year end                                           $ 2,538    $ 2,593
Fair value of assets at year end                            $ 1,030      $ 981
Accrued pension cost                                        $ 1,481      $ 868
Net pension cost for the year                                 $ 613      $ 393

                                                              1999       1998
                                                           ---------  ---------
Weighted-average interest rate                                8.00%      6.75%
-------------------------------------------------------------------------------
Increase in future compensation levels                        4.25%      4.00%


         CRLP and CPSI participate in a salary reduction profit sharing plan covering substantially all employees. This plan provides, with certain restrictions, that employees may contribute a portion of their earnings with CRLP and CPSI matching one-half of such contributions, solely at CRLP and CPSI's discretion. Contributions by CRLP and CPSI were approximately $275,000, $178,000, and $159,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

11.  Leasing Operations
         CRLP is in the business of leasing and managing multifamily, office, and retail property. For properties owned by CRLP, minimum rentals due in future periods under noncancelable operating leases extending beyond one year at December 31, 1999, are as follows:

                                     (in thousands)
                                   -----------------
         2000                      $        119,773
         2001                               106,511
         2002                                93,974
         2003                                78,644
         2004                                65,065
         Thereafter                         220,648
                                   -----------------
                                   $        684,615
                                   =================

         The noncancelable leases are with tenants engaged in retail and office operations in Alabama, Georgia, Florida, North Carolina, South Carolina, Tennessee, and Virginia. Performance in accordance with the lease terms is in part dependent upon the economic conditions of the respective areas. No additional credit risk exposure relating to the leasing arrangements exists beyond the accounts receivable amounts shown in the December 31, 1999 balance sheet. Leases with tenants in multifamily properties are generally for one year or less and are thus excluded from the above table. Substantially all of CRLP's land, buildings, and equipment represent property leased under the above and other short-term leasing arrangements.
         Rental income for 1999, 1998, and 1997 includes percentage rent of $4.7 million,$4.0 million and $2.2 million, respectively. This rental income was earned when certain retail tenants attained sales volumes specified in their respective lease agreements.

12.  Related Party Transactions
         CRLP has generally used affiliated construction companies to manage and oversee its development and expansion projects. CRLP paid $62.8 million, $40.0 million and $41.3 million for property development costs to Lowder Construction Company, Inc., a construction company owned by The Colonial Company ("TCC") (an affiliate of certain shareholders, trustees and minority interest holders), during the years ended December 31, 1999, 1998, and 1997, respectively. Of these amounts, $58.5 million, $37.3 million, and $39.8 million was then paid to unaffiliated subcontractors for the construction of these development and expansion projects during 1999, 1998, and 1997, respectively. CRLP had outstanding construction invoices and retainage payable to Lowder Construction Company, Inc. totaling $5.7 million and $4.3 million at December 31, 1999 and 1998, respectively. CRLP also paid $21.5 million, $0.4 million and $5.2 million for property construction costs to a construction company owned by a trustee during the years ended December 31, 1999, 1998, and 1997, respectively. Of these amounts, $19.4 million, $0.4 million, and $4.7 million was then paid to unaffiliated subcontractors for the construction of these development projects during 1999, 1998, and 1997, respectively. CRLP had outstanding construction invoices and retainage payable to this construction company totaling $0.7 million and $1.2 million at December 31, 1999 and 1998, respectively.
         Colonial Commercial Investments, Inc. ("CCI"), which is owned by trustees James K. Lowder and Thomas H. Lowder has guaranteed indebtedness totaling $1.1 million at December 31, 1999 for Anderson Block Properties, which is a partnership accounted for by CRLP under the equity method (listed in Note
6). CRLP has indemnified CCI from its guarantees of this indebtedness.
         On July 1, 1998, CRLP acquired a 79.8% interest in Colonial Village at Haverhill. Effective May 1999, CRLP purchased the remaining 20.2% interest in this property by issuing 157,140 limited partnership units to the seller. The seller is a trustee of CRLP.
         In connection with the Riverchase Center acquisition, CRLP initially acquired a 73% interest in a portion of the office complex. Effective November 1, 1997, CRLP purchased the remaining 27% interest in the property by issuing 114,798 limited partnership units to the seller. The seller is a trustee of CRLP.
         In November 1997, CRLP purchased Polar BEK's 50% interest in Polar BEK/Colonial Partnership I (a partnership previously accounted for under the equity method of accounting), a partnership which owned a 168,000 square foot office building in Birmingham for $7.4 million. This purchase increased CRLP's ownership from 50% to 100%.
         Following is a summary of property acquisitions from entities for which trustees of CRLP are involved as a partner or shareholder:

         Date                  Property and Land Acquired           Purchase Price           Units Issued
----------------------- ------------------------------------------ ------------------- ----------------------
May 1999                Colonial Village at Haverhill              $4.2 million(1)       157,140 CRLP Units
November 1998           Colonial Center at Research Park           $1.0 million          36,647CRLP Units
September 1998          1800 International Park                    $1.8 million (2)
October 1998            Colonial Grand at Promenade                $1.5 million          34,700 CRLP Units
July 1998               Colonial Center 100 at Mansell Overlook    $27.7 million         396,365 CRLP Units
July 1998               Shoppes at Mansell                         $3.7 million          76,809 CRLP Units
March 1997              Colonial Shoppes Inverness                 $3.0 million          16,303 CRLP Units
April 1997              Colonial Village at Trussville             $20.5 million         57,072 CRLP Units
July 1997               Colonial Village at Timothy Woods          $12.8 million         27,275 CRLP Units
August 1997             Colonial Grand at Inverness Lakes II       $0.5 million          10,822 CRLP Units
November 1997           Riverchase Center                          $3.4 million          114,798 CRLP Units
December 1997           Village at Roswell Summit                  $3.0 million          34,777 CRLP Units

(1)  Represents the remaining 20.2% interest in the property.
(2) In connection with purchase, CRLP issued a $1.8 million note payable to a related entity, which was repaid in 1999.

         During 1997 CRLP, through CPSI, exercised options to purchase land from a related party in the amount of $366,000. As of December 31, 1998, all options to purchase land from a related party had expired. In December 1997, CPSI acquired a parcel of land from CCI and sold the land, along with an adjoining parcel of land, to an unaffiliated third party for a net gain of $60,000. Also in December 1997, CPSI sold a separate parcel of land to CCI, which resulted in a net gain of $120,000.
         CRLP and its subsidiaries provide certain services to and received certain services from related entities, which resulted in the following income (expense) included in the accompanying statements of income:

                                                        (Amounts in thousands)
                                                     1999       1998       1997
                                                  ----------------------------------
       Rental income                                $1,460     $1,027      $879
       Management/leasing fee income                   262        289       368
           Insurance brokerage expense                (167)      (131)     (182)
           Rental expense                                0          0      (156)

13.  Subsequent Events
         On January 22, 2000, the Board of Trustees declared a cash distribution to partners of CRLP in the amount of $.60 per partnership unit, totaling $19.9 million. The distribution was made to partners of record as of January 31, 2000, and was paid on February 7, 2000.

         During January 2000, CRLP initiated and completed an Executive Unit Purchase Program (Unit Purchase Program), in which the Board of Trustees and certain members of CRLP's management were able to purchase Units of CRLP. Under the Unit Purchase Program, the Board of Trustees and the members of management were able to take out full-recourse personal loans from an unrelated financial institution, in order to purchase the Units. The Units are pledged as collateral against the loans. In addition, CRLP has provided a guarantee to the unrelated financial institution for the personal loans. The value of the Units purchased under the Unit Purchase Program was approximately $10 million.

         On February 7, 2000, CRLP completed an offering of unsecured Medium-Term Notes for $25.0 million at 8.82%, which mature on February 7, 2005. Additionally, on February 29, 2000 CRLP completed an offering of unsecured Medium-Term Notes for $20.0 million at 8.80%, which mature on February 1, 2010. CRLP used the net proceeds from both offerings to repay a portion of the outstanding balance on its unsecured line of credit.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.


                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

         CRLP is managed by the Company, the general partner of CRLP. The directors and officers of the Company are as follows:

          Thomas H. Lowder, 50, has been a trustee of the Company since its formation in July 1993. He is the chairman of the board, president and chief executive officer of the Company. Mr. Lowder became President of Colonial Properties, Inc., the Company's predecessor, in 1976, and since that time has been actively engaged in the acquisition, development, management, leasing and sale of multifamily, office and retail properties for the Company. Mr. Lowder is a member and past president of the Alabama Chapter of the Commercial Investment Real Estate Institute. Mr. Lowder is a member of the National Association of Industrial Office Parks, the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts (NAREIT). He serves on the Board of Directors of, among other organizations, the Children's Hospital of Alabama, American Red Cross - Birmingham Area Chapter and the United Way of Central Alabama. Mr. Lowder is a member of the Executive Committee of the Board of Trustees and a member of the board of directors of the Management Corporation.

          Carl F. Bailey, 69, has been a trustee of the Company and a director of Colonial Properties Services, Inc., which conducts the Company's third-party management, leasing and brokerage operations (the "Management Corporation"), since September 1993. Mr. Bailey is a former co-chairman of BellSouth Telecommunications, Inc. and former chairman and chief executive officer of South Central Bell Telephone Company, positions from which he retired in 1991. He worked for South Central Bell in a number of capacities over the past three and a half decades and was elected president and a member of the board of directors in 1982. Mr. Bailey is president of BDI, a distribution company, and a member of the board of directors of SouthTrust Corporation. Mr. Bailey serves on the board of trustees of Birmingham Southern College. Mr. Bailey is a member of the Executive Committee and is chairman of the Audit Committee of the Board of Trustees.

         Harold W. Ripps, 61, has been a trustee of the Company since 1995. Together with Herbert A. Meisler, another member of the Board of Trustees, he formed The Rime Companies, a real estate development, construction and management firm specializing in the development of multifamily properties. In December 1994, the Company purchased ten multifamily properties from partners associated with The Rime Companies. While with The Rime Companies, Mr. Ripps oversaw the development and construction of approximately 15,000 multifamily apartment units in the southeastern United States. He is a member of the executive committee of the Birmingham Council of Boy Scouts of America, the Board of Trustees of Birmingham Southern College and the President's Council of the University of Alabama in Birmingham. Mr. Ripps is a member of the Executive Committee of the Board of Trustees and is a member of the board of directors and the executive compensation committee of the Management Corporation.

         M. Miller Gorrie, 64, has been a trustee of the Company since 1993. Mr. Gorrie is chairman of the board and chief executive officer of Brasfield & Gorrie, L.L.C., a general contracting firm located in Birmingham, Alabama that is ranked consistently among ENR's "Top 100 Contractors." He serves on the board of directors of American Cast Iron Pipe Company and is a past director of Winsloew Furniture Co., AmSouth Bank of Alabama, the Southern Research Institute, the Alabama Chamber of Commerce, the Associated General Contractors, the Building Science Advisory Board of Auburn University, the Business Council of Alabama and the United Way of Alabama. Mr. Gorrie is chairman of the Executive Committee and is a member of the Executive Compensation Committee of the Board of Trustees. He also is a member of the executive compensation committee of the board of directors of the Management Corporation.

          James K. Lowder, 50, has been a trustee of the Company since its formation in July 1993. Mr. Lowder is also chairman of the board and chief executive officer of The Colonial Company, chairman of the board of Lowder Construction Company, Inc., chairman of the board of Lowder New Home Sales, Inc., chairman of the board of Colonial Commercial Realty, Inc., chairman of the board of Colonial Homes, Inc., chairman of the board of American Colonial Insurance Company, chairman of the board and president of Colonial Commercial Investments, Inc. and treasurer of Colonial Insurance Agency. He also is a member of the Alabama Association of Realtors, the Montgomery Board of Realtors, the Home Builders Association of Alabama, and the Greater Montgomery Home Builders Association, and is a member of the board of directors of Alabama Power Company. Mr. Lowder is a member of the Executive Compensation Committee of the Board of Trustees. Mr. Lowder is the brother of Thomas H. Lowder.

         Herbert A. Meisler, 72, has been a trustee of the Company since 1995. Together with Mr. Ripps, he formed The Rime Companies, a real estate development, construction and management firm specializing in the development of multifamily properties. In December 1994, the Company purchased ten multifamily properties from partners associated with The Rime Companies. While with The Rime Companies, Mr. Meisler oversaw the development and construction of approximately 15,000 multifamily apartment units in the southeastern United States. He currently serves on the board of directors of the Community Foundation of South Alabama and the Mobile Airport Authority. He is a past director of the Alabama Eye and Tissue Bank and past president of the Mobile Jewish Welfare Fund. Mr. Meisler is a member of the Executive Compensation Committee (and its Option Plan Subcommittee) and the Audit Committee of the Board of Trustees.

         William M. Johnson, 53, has been a trustee of the Company since July 1997, in connection with the Company's acquisition from Mr. Johnson, by merger, of six office buildings in Mansell 400 Business Center, the largest Class-A multi-tenant office park in the North Fulton (Atlanta, Georgia) area, and additional office and retail space totaling 560,600 square feet. Mr. Johnson is president and chief executive officer of Johnson Development Company, a real estate development, construction and management firm which he founded in 1978. As chief executive officer, he directed the development of 1.2 million square feet of office, warehouse, retail and hotel space having a value in excess of $117 million. Mr. Johnson has been an active member of the Roswell United Methodist Church and the North Fulton Chamber of Commerce, was the founding chairman of the board of the Coalition for Drug-Free North Fulton, is a member of the board of directors and the executive committee of the American Tract Society Ministry, and is a member of the board of directors of Reach Out
Ministries. Mr. Johnson serves as an advisor in strategic planning for not-for-profit agencies in Colorado, Montana, Texas and Kentucky. Mr. Johnson is a member of the Executive Compensation Committee and Executive Committee of the Board of Trustees of the Company.

         Claude B. Nielsen, 49, has been a trustee of the Company since September 1993. Since 1990, Mr. Nielsen has been president of Coca-Cola Bottling Company United, Inc., headquartered in Birmingham, Alabama, serving also as chief operating officer from 1990 to 1991 and as chief executive officer since 1991. Prior to 1990, Mr. Nielsen served as president of Birmingham Coca-Cola Bottling Company. Mr. Nielsen is on the board of directors of AmSouth Bancorporation. He also currently serves as a board member of the Birmingham Civil Rights Institute and the Birmingham Airport Authority. Mr. Nielsen is chairman of the Executive Compensation Committee and is chairman of its Option Plan Subcommittee, and is also a member of the Executive Committee of the Board of Trustees of the Company.

          Donald T. Senterfitt, 80, has been a trustee of the Company since September 1993. Mr. Senterfitt is a former director and vice chairman of SunTrust Banks, Inc., a bank holding company. He is past president of the American Bankers Association and former general counsel of the Florida Bankers Association, and served both organizations in a variety of other capacities. Mr. Senterfitt is president and chief executive officer of The Pilot Group, L.C., a financial institutions consulting firm headquartered in Orlando, Florida. He is a member of the board of directors and currently serves as president of CITE, Inc., the Center for Independence, Technology and Education, a non-profit organization which serves the needs of blind, visually handicapped and multi-handicapped children and adults. Mr. Senterfitt is a member of the Audit Committee of the Board of Trustees of the Company.

                        Executive Officers of the Company

         Thomas H. Lowder, 50, has been President and Chief Executive Officer of the Company and a trustee of the Company, since 1993. Mr. Lowder became President of Colonial Properties Inc., the Company's predecessor, in 1976 and since that time has been actively engaged in the acquisition, development, management, leasing, and sale of multifamily, office, and retail properties for Colonial Properties. Mr. Lowder's most recent board appointment was his election to the National Real Estate Investment Trust (NAREIT) board in June 1999. He is a current member of the National Association of Industrial and Office Parks, the International Council of Shopping Centers and the National Association of the Real Estate Investment Trusts (NAREIT). He is also a member and past president of the Alabama Chapter of the Realtors National Marketing Institute through which he successfully completed commercial real estate investment courses to receive the CCIM (Certified Commercial Investment Member) designation. He is presently a member of the Board of the following organizations: University of Alabama-Birmingham President's Council, McWane Center, United Way, Children's Hospital, Birmingham Southern College, The Colonial Company, Supporters Board of the UAB Comprehensive Cancer Center and the Crippled Children's Foundation. Mr. Lowder is also a member and past captain for the Monday Morning Quarterback Club. He currently serves as Chairman of the Birmingham Area Chapter of the American Red Cross. Mr. Lowder served as Co-Chairman of the 1994 United Way Campaign for Central Alabama and as Chairman of the Alexis de Tocqueville Society in 1995 for the United Way Campaign. He has also been nominated to serve as Chairman for the United Way Campaign in 2001. He graduated with honors from Auburn University with a Bachelor of Science Degree.

          C. Reynolds Thompson, III, 37, Chief Operating Officer of the Company since September 1999, responsible for the Multifamily, Office, Retail and Mixed Use divisions. Thompson oversees the management, acquisition, leasing and development of properties within the Company's three operating divisions and development in the Mixed-Use Division. Prior to his appointment as Chief Operating Officer, Mr. Thompson was Chief Investment Officer, responsible for investment strategies, market research, due diligence, mergers and acquisitions, joint venture development and cross-divisional acquisitions. Prior to his position as Chief Investment Officer, Thompson served as Executive Vice President - Office Division, with responsibility for management of all office properties owned and/or managed by the Company, from May 1997 to May 1998. Mr. Thompson joined Colonial Properties in February 1997 as Senior Vice President - Office Acquisitions, with responsibility for all acquisitions of office properties. Prior to joining Colonial, Mr. Thompson worked for CarrAmerica Realty Corporation in office building acquisitions and due diligence. Mr. Thompson's twelve-year real estate background includes acquisitions, development, leasing, and management of office properties in the south. He is an active member of the National Association of Industrial and Office Parks, serves on the Board of Trustees for the Alabama Real Estate and Education Center, and holds a Bachelor of Science Degree from Washington and Lee University.

          Howard B. Nelson, Jr., 52, has been Chief Financial Officer of the Company, with general responsibility for financing matters, since May 1997. Mr. Nelson was Senior Vice President and Chief Operating Officer of the Company, with responsibility for the day-to-day management of the Company, from September 1993 to May 1997. He joined Colonial in 1984 as a vice president and became Senior Vice President-Finance in 1987. Mr. Nelson has served as treasurer, vice president, president, and board member of the Birmingham Chapter of the National Association of Industrial and Office Parks as well as vice president and board member of the Building Owners and Managers Association of Metropolitan Birmingham. He also serves on the Board of Directors of the College of Business Advisory Council of Auburn University. He holds a Bachelor of Science Degree from Auburn University.

         John P. Rigrish, 51, Executive Vice President-Administration, with responsibilities for the supervision of Accounting Operations, Management Information Systems, Human Resources and Employee Services since 1998. Prior to joining Colonial, Mr. Rigrish worked for BellSouth in Corporate Administration and Services. John holds a Bachelors degree from Samford University and did his postgraduate study at Birmingham-Southern College. He served on the Edward Lee Norton Board of Advisors for Management and Professional Education at Birmingham-Southern College and the Board of Directors of Senior Citizens, Inc. in Nashville, Tennessee.

          Paul F. Earle, 41, Executive Vice President-Multifamily Division of the Company, with responsibility for management of all multifamily properties owned and/or managed by Colonial, since May, 1997. He joined Colonial in 1991 and has served as Vice President - Acquisitions, as well as Senior Vice
President - Multifamily Division. Mr. Earle serves as Chairman of the Alabama Multifamily Council and is an active member of the National Apartment Association. He also serves on the Board of Directors of Big Brother/Big Sisters and is a Board member of the National Multifamily Housing Council. Before joining Colonial, Mr. Earle was the President and Chief Operating Officer of American Residential Management, Inc., Executive Vice President of Great
Atlantic Management, Inc. and Senior Vice President of Balcor Property Management, Inc.

         John N. Hughey, 40, has been Executive Vice President-Retail Division of the Company, with responsibility for all retail properties owned and/or managed by the Company, since May 1997. He joined Colonial in 1982 and assumed responsibility for an increasing number of shopping centers until being named to Senior Vice President-Retail Division of Colonial in 1991. Mr. Hughey served as the Alabama/Mississippi State Operations Chairman for the International Council of Shopping Centers from 1993-1995. He holds a Bachelor of Science Degree from Auburn University.

          Charles A. McGehee, 53, has been Executive Vice President-Mixed Use Division and has had responsibility for the Company's acquisitions and dispositions and the sales brokerage departments, since October 1999. Mr. McGehee was Senior Vice President--Multifamily Acquisitions/Development from September 1993 to September 1999 and Senior Vice President--Office Division from January 1990 to September 1993. He joined Colonial in 1976 as vice president of retail leasing and was responsible for leasing all retail space owned and/or managed by Colonial. Mr. McGehee has served as president and a board member of the National Association of Industrial and Office Parks as well as a member of the Board of Directors of the Birmingham Board of Realtors. He holds a Bachelor of Science Degree from Auburn University.

         Robert A. "Bo" Jackson, 45, has been Executive Vice President-Office Division of the Company, with general responsibility for management of all office properties owned and/or managed by the Company since May 1998. Prior to joining the Company, Mr. Jackson worked for Beacon Properties as a vice president responsible for leasing performance, new office development and acquisitions. He has received professional accolades from The Atlanta Board of Realtors, The Downtown Developers Group and NAIOP. He holds a Bachelor of Science Degree in Business Administration from the University of Delaware.

         Kenneth E. Howell, 50, has been Senior Vice President-Chief Accounting Officer of the Company, with general responsibility for the supervision of accounting for all of the properties owned and/or managed by the Company, since August 1998. He joined the Company in 1981 and was Vice President, Controller from 1981 to 1998. Mr. Howell holds a Bachelor of Science Degree in Business Administration from Auburn University.

Item 11.          Executive Compensation.

         The following table sets forth certain information concerning the annual and long-term compensation for the chief executive officer and the four other most highly compensated executive officers of the Company (the "Named Executive Officers"):

                           Summary Compensation Table


                                        Annual Compensation                              Long-Term Compensation
                                -----------------------------------------    ----------------------------------------------
                                                                             Restricted     Securities            All
                                                             Other Annual       Share       Underlying          Other
Name and Principal Position     Year  Salary ($)Bonus ($)(1) Compensation  Awards ($) (1)   Options (#)     Compensation(2)
---------------------------     ----  ---------------------- ------------  --------------   -----------     ---------------
Thomas H. Lowder...........     1999   $315,000    $ --           --          $47,600         50,000         $4,800
    Chairman of the Board,      1998    310,000      --           --           94,640              0          2,721
    President and Chief         1997    295,000    225,000        --           89,250         16,000          4,500
    Executive Officer

Howard B. Nelson, Jr.......     1999    215,000      --            --          37,800         16,667          4,800
    Chief Financial Officer     1998    208,000      --            --          53,200              0          2,721
    and Secretary               1997    198,000    120,000         --          51,000         10,000          3,453


C. Reynolds Thompson, III..     1999    199,213      --            --          41,300         16,667          4,800
    Chief Operating Officer     1998    149,500    22,500          --          38,500              0          2,906
                                1997    103,242    75,000          --          14,438          2,500             --


John N. Hughey.............     1999    170,000    66,000          --           --            13,333          3,803
    Executive Vice President-   1998    145,000    41,405          --          60,333              0          2,721
    Retail Division             1997    120,000    75,000          --          19,125          3,500          3,453


Charles A. McGehee.........     1999    152,500    10,320          --         105,952         13,333          3,431
    Executive Vice President -  1998    140,000      --            --          74,900             --          2,721
    Mixed Use Division          1997    125,000    75,000          --          19,125          3,500          3,453


(1) The Company's incentive compensation plan permits officers to elect to receive all or part of their annual bonus in the form of restricted shares instead of cash. Officers who elect to receive up to 50% of their bonus in restricted shares receive shares having a market value on the issue date equal to 125% of the deferred amount. Officers who elect to receive more than 50% of their annual bonus in restricted shares receive shares having a market value on the issue date equal to 140% of the deferred amount. For 1999, Messrs. Lowder, Nelson, Thompson, Hughey and McGehee elected to receive 100%, 100%, 100%, 0% and 88%, respectively, of their bonuses in restricted shares. The restricted shares issued to Messrs. Lowder, Nelson, Thompson and McGehee vest over 3 years, with 50% vesting on the first anniversary of the issue date and the remaining 25% vesting in equal installments on the second and third anniversaries of the issue date. The restricted shares issued under the incentive compensation plan were issued in March 2000. The number and value of restricted shares held by the Named Executive Officers as of December 31, 1999 were as follows: Mr. Lowder
         - 14,668 shares ($340,114);  Mr. Nelson - 6,719 shares ($155,797);  Mr.
         Thompson - 1,907 shares ($44,219); Mr. Hughey - 3,044 shares ($70,581);
         and Mr. McGehee- 5,272 shares ($122,244). Dividends are paid on restricted shares at the same rate paid to all other holders of Common Shares.
(2) All Other Compensation consists solely of employer contributions to the Company's 401(k) Plan.

         The following table sets forth certain information concerning exercised and unexercised options held by the Named Executive Officers at December 31, 1999:

                Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

                                                                  Number of                   Value of Unexercised
                            Shares                            Securities Underlying               In-the-Money
                           Acquired           Value            Unexercised Options                  Options
Name                    on Exercise(#)     Realized($)        at December 31, 1999          at December 31, 1999(1)
----                    --------------     -----------        -----------------------------------------------------

                                                            Exercisable Unexercisable     Exercisable Unexercisable
                                                            ----------- ------------      ----------- -------------
Thomas H. Lowder......        --              --             58,502        55,333           $ 5,969           $ --

Howard B. Nelson, Jr..        --              --             25,077        20,000             1,858             --

C. Reynolds Thompson, III     --              --              1,667        17,500               --              --

John N. Hughey........        --              --             11,868        14,500             1,132             --

Charles A. McGehee....        --              --             13,248         1,167             1,296             --

------------------------
(1) Based on the closing price of $23.1875 per Common Share on December 31, 1999, as reported by the New York Stock Exchange.

         The following table sets forth certain information relating to options to purchase Common Shares granted to the Named Executive Officers during 1999:

                        Option Grants in Last Fiscal Year


                                             Individual Grants
----------------------------------------------------------------------------------------------------------------
                                            Percent                                        Potential Realizable
                           Number of       of Total                                          Value at Assumed
                          Securities        Options                                        Annual Rates of Share
                          Underlying      Granted to      Exercise                        Price Appreciation for
                            Options      Employees in       Price          Expiration           Option Term
Name                      Granted (#)     Fiscal Year      ($/Sh)             Date          5%               10%
--------------------------------------------------------------------------------------      --------------------

Thomas H. Lowder......          50,000        23.8%         $ 27.38            1/25/09   $  860,957   $ 2,181,833

Howard B. Nelson, Jr..          16,667         7.9%           27.38            1/25/09      286,991       727,291

C. Reynolds Thompson, III       16,667         7.9%           27.38            1/25/09      286,991       727,291

John N. Hughey........          13,333         6.3%           27.38            1/25/09      229,583       581,808

Charles A. McGehee....          13,333         6.3%           27.38            1/25/09      229,583       581,808


Defined Benefit Plan

         The Company maintains a Retirement Plan (the "Plan") for all of the employees of the Company and its subsidiaries. An employee becomes eligible to participate in the Plan on January 1 or July 1 following the first anniversary of the person's employment by the Company or one of its consolidated or unconsolidated subsidiaries or age 21 if later. Benefits are based upon the number of years of service (maximum 25 years) and the average of the participant's earnings during the five highest years of compensation during the final 10 years of employment. Each participant accrues a benefit at a specified percentage of compensation up to the Social Security covered compensation level, and at a higher percentage of compensation above the Social Security covered compensation level. Employment by Colonial, the Company's predecessor, or certain of its affiliated entities is treated as covered service for purposes of the Plan. A participant receives credit for a year of service for every year in which 1,000 hours are completed in the employment of the Company or its subsidiaries.

         The following table reflects estimated annual benefits payable upon retirement under the Plan as a single life annuity commencing at age 65. These benefits ignore the lower benefit rate applicable to earnings below the Social Security covered compensation level.

                               Pension Plan Table

                                                         Years of Service
                        ------------------------------------------------------------------------------------
Remuneration                   5                 10                15               20              25
------------

$100,000                    $ 7,600           $15,200           $22,800           $30,400        $38,000
$125,000                    $ 9,500           $19,000           $28,500           $38,000        $47,500
$150,000                    $11,400           $22,800           $34,200           $45,600        $57,000
$170,000 or over            $12,920           $25,840           $38,760           $51,680        $64,600

         The benefits shown are limited by the current statutory limitations which restrict the amount of benefits which can be paid from a qualified retirement plan. The statutory limit on compensation which may be recognized in calculating benefits is $170,000 in 2000. This limit is scheduled to increase periodically with the cost of living.

         Covered compensation under the Plan includes the employees' base salary and other earnings received from the Company. Thomas H. Lowder has 25 years of covered service under the Plan, Howard B. Nelson, Jr. has 15 years of service,
C. Reynolds Thompson, III has three years of service, John N. Hughey has 17 years of service, and Charles A. McGehee has 23 years of service.

Employment Agreement

         Thomas H. Lowder, the chief executive officer of the Company, entered into an employment agreement with the Company in September 1993. This agreement provides for an initial term of three years, with automatic renewals for successive one year terms if neither party delivers notice of non-renewal at least six months prior to the next scheduled expiration date. The agreement provides for annual compensation of at least $275,000 and incentive compensation on substantially the same terms as set forth in the description of the Annual Incentive Plan. See "Report on Executive Compensation - Annual Incentive Plan." The agreement includes provisions restricting Mr. Lowder from competing with the Company during employment and, except in certain circumstances, for two years after termination of employment. In addition, in the event of disability or termination by the Company without cause or by the employee with cause, the agreement provides that the Company must pay Mr. Lowder the greater of (i) his base compensation and benefits for the remainder of the employment term or (ii) six months' base compensation and benefits.

                 EXECUTIVE COMPENSATION COMMITTEE INTERLOCKS AND

                              INSIDER PARTICIPATION


          None of the five members of our general partner's Executive Compensation Committee is an employee of the Company. As described below, M. Miller Gorrie and James K. Lowder, who are members of the Committee, own interests in certain entities that, during 1999, were parties to certain transactions involving the Company.

         On May 1, 1999, the Company acquired the remaining 20.2% interest in Colonial Village at Haverhill, a multifamily property located in San Antonio, Texas from certain entities controlled by Mr. Gorrie. The Company paid the purchase price of approximately $4.3 million with 157,140 units of limited partnership interest in the Operating Partnership.

         On October 31, 1999, the Company repaid an outstanding promissory note of $1.8 million to Polar BEK/Colonial Partnership II, a general partnership of which one of the two general partners is Equity Partners Joint Venture, a general partnership of which Messrs. J. Lowder, T. Lowder and their brother, Robert E. Lowder, are the sole general partners ("EPJV").

          The Company engaged Lowder Construction Company, Inc., of which Mr. J. Lowder serves as the chairman of the board and which is indirectly owned by Messrs. J. Lowder and T. Lowder, to serve as construction manager for twelve multifamily development and expansion projects during 1999. The Company paid a total of $62.8 million ($58.5 million of which was then paid to unaffiliated subcontractors) for the construction of these development and expansion projects during 1999. The Company had outstanding construction invoices and retainage payable to Lowder Construction Company, Inc. totaling $5.7 million at December 31, 1999.

         Brasfield & Gorrie General Contractors, Inc. ("B&G"), a corporation of which Mr. Gorrie is a shareholder and chairman of the board, was engaged to serve as construction manager for five office and retail development and redevelopment projects during 1999. The Company paid B&G a total of $21.5 million ($19.4 million of which was then paid to unaffiliated subcontractors) during 1999. The Company had outstanding construction invoices and retainage payable to this company totaling $0.7 million at December 31, 1999.

          Colonial Commercial Investments, Inc. ("CCI"), a corporation owned by Messrs. J. Lowder and T. Lowder, has guaranteed indebtedness of a partnership accounted for by the Company under the equity method in the aggregate amount of $1.1 million as of December 31, 1999. The Company has indemnified CCI against any liability it may incur under this guarantee.

         The Management Corporation provided management and leasing services during 1999 to certain entities in which Messrs. J. Lowder, T. Lowder and R. Lowder have an interest. The aggregate amount of fees paid to the Management Corporation by such entities during 1999 was approximately $262,000. The Company owns a 99% economic interest in the Management Corporation but, due to limitations imposed by the IRS's REIT rules, owns only 1% of the voting stock. The remainder of the voting stock is held by CCI.

         Colonial Insurance Company, a corporation indirectly owned by the Lowder family, provided insurance brokerage services for the Company during 1999. The aggregate amount paid by the Company to Colonial Insurance Company for these services for the year ended December 31, 1999, was approximately $167,000.

         The Company leased space to certain entities in which the Lowder family has an interest and received rent from these entities totaling approximately $1.4 million during 1999.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth information regarding the beneficial ownership of Units as of March 8, 2000, for (1) each person known by CRLP to be the beneficial owner of more than five percent of CRLP's outstanding Units, (2) each trustee of the Company and each Named Executive Officer, and (3) the trustees and executive officers of Colonial as a group. Each person named in the table has sole voting and investment power with respect to all Units shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. The extent to which a person held common shares of beneficial interest of Colonial Properties Trust as of March 8, 2000, is set forth in Colonial Properties Trust's Proxy Statement on Schedule 14A dated March 20, 2000, under the caption "Voting Securities and Principal Holders Thereof", and is incorporated by reference in this Annual Report and shall be deemed a part hereof. Unless otherwise provided in the table, the address of each beneficial owner is Colonial Plaza, Suite 750, 2101 Sixth Avenue North, Birmingham, Alabama 35203.

Name and Business Address                        Number of           Percent of
of Beneficial Owner                                Units              Units (1)
-------------------------------------            --------             ---------

Colonial Properties Trust...................    21,885,928                65.7%

Thomas H. Lowder .. ........................     2,925,896 (2)             8.8%

James K. Lowder ............................     2,925,896 (3)             8.8%
2000 Interstate Parkway
Suite 400
Montgomery, Alabama  36104

Robert E. Lowder ...........................     1,750,372 (4)             5.3%
One Commerce Street
Montgomery, Alabama  36104

Carl F. Bailey .............................        17,595                   *

M. Miller Gorrie ...........................       289,902  (5)              *

William M. Johnson .........................     1,054,781  (6)            3.2%

Herbert A. Meisler .........................       544,529  (7)            1.6%

Claude B. Nielsen ..........................         5,865                   *

Harold W. Ripps ............................     1,925,975                 5.8%

Donald T. Senterfitt .......................         2,159                   *

Howard B. Nelson, Jr. ......................        17,964                   *

C. Reynolds Thompson, III ..................        17,595                   *

Charles A. McGehee .........................        17,595                   *

John N. Hughey .............................        17,595                   *

All executive officers and trustees as a group
    (17 persons) ...........................     7,457,967  (8)           22.4%

----------------------
*      Less than 1%
(1)    The number of units outstanding as of March 8, 2000 was 33,309,647.
(2) Includes 466,521 Units owned by Thomas Lowder, 89,285 Units owned by Thomas Lowder Investments, LLC, 1,356,919 Units owned by CCI, 1,012,976 Units owned by EPJV and 195 Units held in trust for the benefit of Thomas Lowder's children. Units owned by CCI are reported twice in this table, once as beneficially owned by Thomas Lowder and again as beneficially owned by James Lowder. Units owned by EPJV are reported three times in this table, as beneficially owned by each of Thomas Lowder, James Lowder, and Robert Lowder.
(3) Includes 466,521 Units owned by James Lowder, 89,285 Units owned by James Lowder Investments, LLC, 1,356,919 Units owned by CCI, 1,012,976 Units owned by EPJV and 195 Units held in trust for the benefit of James Lowder's children.
(4) Includes 737,201 Units owned by Robert Lowder, 1,012,976 Units owned by EPJV and 195 Units held in trust for the benefit of Robert Lowder's children.
(5) Includes 115,167 Units owned by B & G Properties Company, LLC., 157,140 Units owned by MJE, LLC., and 17,595 Units owned by Mr. Gorrie.
(6) Includes 579,901 Units owned by Mr. Johnson, 387,669 Units owned by William M. Johnson Investments II, LLP, an entity controlled by Mr. Johnson, 74,505 Units owned by William M. Johnson Investments I, LLP, an entity controlled by Mr. Johnson, and 12,706 Units owned by Mr. Johnson's spouse.
(7) Includes 526,934 Units owned by Meisler Enterprises L.P., a limited partnership of which Mr. Meisler and his wife are sole partners, and 17,595 Units directly owned by Mr. Meisler.
(8)    Units held by CCI and EPJV have been counted only once for this purpose.

Item 13.          Certain Relationships and Related Transactions.

         The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Executive Compensation Committee Interlocks and Insider Participation" and "Certain Transactions."

                                     Part IV

Item 14.          Exhibits, Financial Schedule, and Reports on Form 8-K.

14(a)(1) and (2)  Financial Statements and Schedule

                 Index to Financial Statements and Financial Statement Schedule

Financial Statements:

         The  following  financial  statements  of CRLP are included in Part II,
Item 8 of this report:

         Consolidated Balance Sheets as of December 31, 1999 and 1998

         Consolidated Statements of Income for the years ended December 31, 1999, 1998, and 1997

         Consolidated Statements of Partner's Capital for the years ended December 31, 1999, 1998, and 1997

         Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997

         Notes to Consolidated Financial Statements

         Report of Independent Accountants

Financial Statement Schedule:

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
                   10.1          Third Amended and Restated Agreement of
                                 Limited Partnership of the Operating
                                 Partnership, as amended.
                 + 10.2.1        Registration   Rights   and   Lock-Up
                                 Agreement dated  September 29, 1993,  among the
                                 Company and the persons named therein.
             (psi) 10.2.2        Registration   Rights   and   Lock-Up
                                 Agreement  dated  March  25,  1997,  among  the
                                 Company and the persons named therein.
             (psi) 10.2.3        Registration   Rights   and   Lock-Up
                                 Agreement  dated  November  4, 1994,  among the
                                 Company and the persons named therein.
             (psi) 10.2.4        Registration   Rights   and   Lock-Up
                                 Agreement  dated  August  20,  1997,  among the
                                 Company and the persons named therein.
             (psi) 10.2.5        Registration   Rights   and   Lock-Up
                                 Agreement  dated  November  1, 1997,  among the
                                 Company and the persons named therein.
             (psi) 10.2.6        Registration   Rights   and   Lock-Up
                                 Agreement dated July 1, 1997, among the Company
                                 and the persons named therein.
             (psi) 10.2.7        Registration   Rights   and   Lock-Up
                                 Agreement dated July 1, 1996, among the Company
                                 and the persons named therein.
        (psi)(psi) 10.2.8        Registration Rights Agreement dated February
                                 23, 1999, among the Company, Belcrest Realty
                                 Corporation, and Belair Real Estate
                                  Corporation.
        (psi)(psi) 10.2.9        Registration   Rights   and   Lock-Up
                                 Agreement dated July 1, 1998, among the Company
                                 and the persons named therein.
        (psi)(psi) 10.2.10       Registration   Rights   and   Lock-Up
                                 Agreement  dated  July  31,  1997,   among  the
                                 Company and the persons named therein.
        (psi)(psi) 10.2.11       Registration   Rights   and   Lock-Up
                                 Agreement  dated  November 18, 1998,  among the
                                 Company and the persons named therein.
        (psi)(psi) 10.2.12       Registration   Rights   and   Lock-Up
                                 Agreement  dated  December 29, 1994,  among the
                                 Company and the persons named therein.
                   10.2.13       Registration Rights and Lock-Up Agreement
                                 dated April 30, 1999, among the Company and the
                                 persons named therein.
                 + 10.6++        Officers and Trustees Indemnification Agreement
                 + 10.7          Partnership Agreement of the Management
                                 Partnership.
                ** 10.8          Articles of Incorporation of the Management
                                 Corporation, as amended.
                 + 10.9          Bylaws of the Management Corporation.
                ++ 10.10         Credit Agreement between the Colonial Realty
                                 Limited Partnership and SouthTrust Bank,
                                 National Association, AmSouth Bank, N.A., Wells
                                 Fargo Bank, National Association, Wachovia Bank
                                 , N.A., First National Bank of Commerce, N.A.,
                                 and PNC Bank, Ohio, National Association dated
                                 July 10, 1997, as amended on July 10, 1997 and
                                 related promissory notes.
         (psi)(psi)10.11.1       Amendment to Credit Agreement dated July 10,
                                 1998.
         (psi)(psi)10.11.2       Second Amendment to Credit Agreement dated
                                 August 21, 1998.
                 + 10.12++       Annual Incentive Plan.
               ++++10.13         Indenture dated as of July 22, 1996, by and
                                 between Colonial Realty Limited Partnership and
                                 Bankers Trust Company, as amended
         (psi)(psi)10.13.1       First Supplemental Indenture dated as of
                                 December 31, 1998, by and between Colonial
                                 Realty Limited Partnership and Bankers Trust
                                 Company.
                   10.14         Executive Unit Purchase Program - Program
                                 Summary
                   10.15         Form of Master Promissory Note
                   10.16         Form of Reimbursement Agreement dated January
                                 25, 2000 between Colonial Realty Limited
                                 Partnership and Employee Unit Purchase Plan
                                  participants
                   23.1          Consent of PricewaterhouseCoopers LLP
                   27            Financial Data Schedules
--------------------
*    Incorporated  by reference to the Company's Form 8-K dated November 5,1997
** Incorporated by reference to the same titled and number exhibit in the Company's Annual Report on Form 10-K dated December 31, 1994.
(psi)Incorporated by reference to the same titled and number exhibit in the Company's Annual Report on Form 10-K dated December 31, 1997.
+ Incorporated by reference to the same titled and numbered exhibit in the Company's Registration Statement on Form S-11, No. 33-65954.
++ Management contract or compensatory plan required to be filed pursuant to Item 14(c) of Form 10-K. ++ Incorporated by reference to the same titled and number exhibit in the Company's Quarterly Report on Form 10-Q dated June 30, 1997.
++++ Incorporated  by reference  to  (i)Exhibit D to the Form 8-K dated July 19,
     1996, filed by Colonial Realty Limited Partnership, and (ii) Exhibit B to the Form 8-K dated December 6, 1996, filed by Colonial Realty Limited Partnership.
(phi)Incorporated by reference to the Company's Registration Statement Amendment No. 1 on Form S-3 dated November 20, 1997.
(psi)(psi)Incorporated by reference to the same titled and number exhibit in the Company's Annual Report on Form 10-K dated December 31, 1998.

14(b)             Reports on Form 8-K

                  Reports on Form 8-K filed during the last quarter of 1999:
                           None

14(c)             Exhibits

                  The list of Exhibits filed with this report is set forth in response to Item 14(a)(3).

14(d)             Financial Statements

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2000.

                                            COLONIAL REALTY LIMITED PARTNERSHIP
                                               a Delaware limited partnership
                                            By:Colonial Properties Trust,
                                               its general partner


                                            By:   /s/ Howard B. Nelson Jr.
                                               ----------------------------
                                                      Howard B. Nelson, Jr.
                                                      Chief Financial Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities with Colonial Properties Trust indicated on March 30, 2000.

                     Signature

         /s/  Thomas H. Lowder                           Chairman of the Board,
                                                         President,and Chief
---------------------------------------------------      Executive Officer
           Thomas H. Lowder

         /s/  Howard B. Nelson, Jr.                      Chief Financial Officer
---------------------------------------------------
           Howard B. Nelson, Jr.

         /s/  Kenneth E. Howell                          Senior Vice President-
                                                       Chief Accounting Officer
---------------------------------------------------
           Kenneth E. Howell

         /s/  Carl F. Bailey                             Trustee
---------------------------------------------------
           Carl F. Bailey

         /s/  M. Miller Gorrie                           Trustee
---------------------------------------------------
           M. Miller Gorrie

         /s/  William M. Johnson                         Trustee
---------------------------------------------------
           William M. Johnson

         /s/  James K. Lowder                            Trustee
---------------------------------------------------
           James K. Lowder

         /s/  Herbert A. Meisler                         Trustee
---------------------------------------------------
           Herbert A. Meisler

         /s/  Claude B. Nielsen                          Trustee
---------------------------------------------------
           Claude B. Nielsen

         /s/  Harold W. Ripps                            Trustee
---------------------------------------------------
           Harold W. Ripps

         /s/  Donald T. Senterfitt                       Trustee
---------------------------------------------------
           Donald T. Senterfitt

                                  SCHEDULE III
                       COLONIAL REALTY LIMITED PARTNERSHIP
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1999
                                                                                                                       Gross Amount
                                                                                                                        at Which
                                                                       Initial Cost to                                 Carried at
                                                                           Company                       Cost        Close of Period
                                                             -----------------------------------     Capitalized      --------------
                                                                                 Buildings and      Subsequent to
              Description                   Encumbrances           Land           Improvements       Acquisition            Land
---------------------------------------   ----------------   ----------------   ----------------   ----------------   --------------

 Multifamily:
      CG at Bayshore                                  -0-          1,265,561         10,196,833          9,576,866         2,433,387
      CG at Carrollwood                        10,200,000          1,464,000         10,657,840          1,472,780         1,464,000
      CG at Citrus Park                               -0-          1,323,593                -0-         11,232,173         1,328,323
      CG at Cypress Crossing                          -0-          8,781,859                -0-         12,588,090         2,125,136
      CG at Edgewater                                 -0-          1,540,000         12,671,606         13,335,474         2,602,325
      CG at Galleria                           22,400,000          4,600,000         39,078,925          2,688,756         4,600,000
      CG at Galleria II                               -0-            758,439          7,902,382             33,228           758,439
      CG at Galleria Woods                      9,708,854          1,220,000         12,480,949            492,655         1,220,000
      CG at Heathrow                                  -0-          2,560,661         17,612,990            399,383         2,560,661
      CG at Hunter's Creek                            -0-         33,264,022                -0-            596,637         5,308,112
      CG at Inverness Lakes                           -0-            641,334          8,873,906         (2,934,787)        1,136,762
      CG at Lakewood Ranch                            -0-          2,320,442                -0-         19,718,710         2,148,814
      CG at Natchez Trace                      10,845,839          1,312,000         16,568,050            252,514         1,317,591
      CG at Palm Aire                                 -0-          1,488,000         13,515,075            430,430         1,489,500
      CG at Palma Sola                                -0-          1,479,352                -0-         12,893,516         1,479,352
      CG at Research Park                      12,775,000          3,680,000         29,322,067          2,059,134         3,680,000
      CG at Riverchase                                -0-          2,340,000         25,248,548          1,582,306         2,340,000
      CG at Spring Creek                              -0-          1,184,000         13,243,975            393,612         1,184,000
      CG at Wesleyan                                  -0-            720,000         12,760,587          6,807,102         1,404,780
      Colony Park                                     -0-            409,401          4,345,599            748,351           409,406
      CV at Ashford Place                             -0-            537,600          5,839,838            219,748           537,600
      CV at Ashley Plantation                         -0-          1,160,000         11,284,785          1,438,602         1,160,000
      CV at Caledon Wood                              -0-          2,100,000         19,482,210            436,694         2,108,949
      CV at Cordova                                   -0-            134,000          3,986,304            497,812           134,000
      CV at Gainesville                               -0-          3,360,000         24,173,649          3,518,545         3,361,850
      CV at Haverhill                                 -0-          1,771,000         17,869,452          2,312,028         1,771,000
      CV at Hillcrest                                 -0-            332,800          4,310,671            284,138           332,800
      CV at Hillwood                            4,760,000            511,700          5,508,300            646,060           511,700
      CV at Huntleigh Woods                           -0-            745,600          4,908,990            925,863           745,600
      CV at Inverness                           9,900,000          1,713,668         10,352,151          2,966,563         1,713,668
      CV at Inverness II/III/IV                       -0-            635,819          5,927,265          5,876,219         1,255,323
      CV at Inverness Lakes                     5,495,000            735,080          7,254,920            437,915           735,080
      CV at Lake Mary                                 -0-          2,145,480                -0-         19,556,037         3,634,094
      CV at McGehee Place                             -0-            795,627                -0-         17,415,968           842,321
      CV at Monte D'Oro                               -0-          1,000,000          6,994,227          1,631,049         1,000,000
      CV at North Ingle                               -0-            497,574          4,122,426            489,100           497,574
      CV at Oakleigh                                  -0-            880,000          9,685,518            297,797         1,028,699
      CV at Rocky Ridge                         7,146,667            644,943          8,325,057            968,544           644,943
      CV at Timothy Woods                             -0-          1,020,000         11,910,546            112,737         1,024,347
      CV at Trussville                                -0-          1,504,000         18,800,253            993,844         1,510,409
      CV at Vernon Marsh                        3,400,000            960,984          3,511,596          3,247,476           960,984
      CV at Walton Way                                -0-          1,024,000          7,877,766            135,691         1,024,000
      CV at White Bluff                         4,500,000            699,128          4,920,872            371,619           699,128
      Patio I, II & III                               -0-            249,876          3,305,124          2,082,751           366,717
      Ski Lodge - Tuscaloosa                          -0-          1,064,000          6,636,685          1,163,784         1,064,000

 Retail:
      Bel Air Mall                                    -0-          7,517,000         80,151,190          2,172,946         7,517,000
      Britt David Shopping Center                     -0-          1,755,000          4,951,852             29,014         1,755,000
      Brookwood Village Mall                          -0-          8,136,700         24,435,002          2,929,623         8,171,373
      Colonial Mall Auburn-Opelika                    -0-            103,480                -0-         16,743,709           723,715
      Colonial Mall Burlington                        -0-          4,120,000         25,632,587            626,918         4,137,557
      Colonial Mall Decatur                           -0-          3,262,800         23,636,229          2,186,023         3,262,800
      Colonial Mall Gadsden                           -0-            639,577                -0-         20,166,769           639,577
      Colonial Mall Glynn Place                       -0-          3,588,178         22,514,121          2,116,976         3,603,469
      Colonial Mall Lakeshore                         -0-          4,646,300         30,973,239          2,438,202         4,666,100
      Colonial Mall Mrytle Beach                      -0-          9,099,972         33,663,654            198,953         7,799,976
      Colonial Mall Staunton                          -0-          2,895,000         15,083,542          3,149,387         2,907,337
      Colonial Mall Valdosta                          -0-          5,377,000         30,239,796          1,390,702         4,478,413
      Colonial Promenade Abingdon                     -0-          2,051,250          6,687,616            168,201         2,059,991
      Colonial Promenade Bardmoor                     -0-          1,989,019          9,047,663            392,218         1,989,019
      Colonial Promenade Beechwood                    -0-          2,565,550         19,647,875          1,310,590         2,576,483
      Colonial Promenade Burnt Store                  -0-          3,750,000          8,198,677            163,204         3,750,000
      Colonial Promenade Hunter's Creek         9,925,950          4,181,760         13,023,401            200,377         4,181,760
      Colonial Promenade Lakewood                     -0-          2,984,522         11,482,512          2,115,066         2,997,240
      Colonial Promenade Montgomery            12,250,000          3,788,913         11,346,754          1,241,305         4,332,432
      Colonial Promenade Montgomery N                 -0-          2,400,000          5,664,858            570,889         2,400,000
      Colonial Promenade Tuskawilla                   -0-          3,659,040          6,783,697            163,622         3,659,040
      Colonial Promenade University Park       21,500,000          6,946,785         20,104,517            544,189         6,946,785
      Colonial Promenade Wekiva                       -0-          2,817,788         15,302,375            223,891         2,817,788
      Colonial Promenade Winter Haven                 -0-          1,768,586          3,928,903          4,736,078         4,045,045
      Colonial Shoppes at Inverness                   -0-          1,680,000          1,387,055             93,216         1,687,159
      Colonial Shoppes Bear Lake                      -0-          2,134,440          6,551,683            182,596         2,134,440
      Colonial Shoppes Bellwood                       -0-            330,000                -0-          3,233,886           330,000
      Colonial Shoppes McGehee                        -0-            197,152                -0-          3,945,503           197,152
      Colonial Shoppes Paddock Park                   -0-          1,532,520          3,754,879            207,346         1,532,520
      Colonial Shoppes Quaker Village                 -0-            931,000          7,901,874            255,047           934,967
      Colonial Shoppes Stanley                        -0-            450,000          1,657,870            101,073           451,918
      Colonial Shoppes Yadkin                         -0-          1,080,000          1,224,136          3,234,400         1,084,602
      Macon Mall                                      -0-          1,684,875                -0-         92,885,313         5,508,562
      Mayberry Mall                             3,294,223            862,500          3,778,590            410,796           866,175
      Northdale Court                                 -0-          3,059,760          8,054,090          1,146,506         3,059,760
      Old Springville Shopping Center                 -0-            272,594                -0-          3,377,049           277,975
      Olde Town Shopping Center                       -0-            343,325                -0-          2,819,202           343,325
      P&S Building                                    -0-            104,089            558,646            214,930           104,089
      The Plaza Mall                                  -0-                -0-         29,245,243          1,291,655               -0-
      Rivermont Shopping Center                 1,587,738            515,250          2,332,486            349,675           517,446
      Village at Roswell Summit                 1,603,043            450,000          2,563,642            171,468           451,918

 Office:
      250 Commerce Street                             -0-             25,000            200,200          2,312,429            25,000
      AmSouth Center                                  -0-            764,961                -0-         18,617,541           764,961
      Colonial Center at Research Park                -0-          1,003,865                -0-         10,553,933         1,003,865
      Colonial Plaza                                  -0-          1,001,375         12,381,023          4,424,521         1,005,642
      Concourse Center                                -0-          4,875,000         25,702,552            562,445         4,875,000
      Emmett R. Johnson Bldg.                         -0-          1,794,672         14,801,258             93,437         1,794,672
      Independence Plaza                              -0-          1,505,000          6,018,476            285,288         1,505,000
      International Park                              -0-          1,279,355          5,668,186         13,941,500         3,087,151
      Interstate Park                           3,910,807          1,125,990          7,113,558          9,457,866         1,125,988
      Lakeside Office Park                            -0-            423,451          8,313,291            324,751           425,255
      Colonial Center @ Mansell Overlook       30,987,643          4,540,000         44,012,971         29,628,976         6,740,981
      Perimeter Corporate Park                  5,347,697          1,422,169         18,377,648            505,535         1,422,169
      Progress Center                                 -0-            521,037         14,710,851            955,644           523,258
      Riverchase Center                         7,981,452          1,916,727         22,091,651          1,171,576         1,924,895
      Shades Brook Building                           -0-            873,000          2,240,472            129,539           873,000
      Shoppes at Mansell                              -0-            600,000          3,089,565             87,246           600,000
      University Park                                 -0-            396,960          2,971,049          1,680,413           396,959

 Active Development Projects:

      CG at Heather Glen                              -0-          3,800,000                -0-         28,518,483         3,800,000
      CG at Liberty Park                              -0-          2,293,348                -0-         18,018,403         2,293,348
      CG at North Heathrow                            -0-          3,972,240                -0-         (1,697,538)        3,972,240
      CG at North Lakewood Ranch                      -0-          1,059,046                -0-            489,822         1,059,046
      CG at Promenade                                 -0-          1,531,860                -0-         22,780,678         1,531,860
      CG at Reservoir                                 -0-          1,020,000                -0-          9,765,908         1,020,000
      CG at Town Park                                 -0-          3,555,408                -0-            898,949         3,555,408
      CG at Wesleyan III                              -0-            225,021                -0-              9,520           225,021
      Colonial Center Town Park                       -0-                -0-                -0-             25,816               -0-
      Colonial Promenade Trussville                   -0-          4,201,186                -0-         18,380,064         4,201,186
      Colonial Promenade Tutwiler Farm                -0-         10,287,026                -0-          1,215,392        10,287,026
      CV at Ashley Plantation                         -0-            930,900                -0-         11,973,834           930,900
      CG at Madison                                   -0-          1,689,400                -0-         19,793,967         1,689,400
      CV at McGehee Place                             -0-             90,733                -0-             23,433            90,733
      CV at Walton Way                                -0-                -0-                -0-          2,856,038               -0-
      Colonial Center 300 @ Mansell Overlook          -0-                -0-                -0-          9,471,387               -0-
      Other Miscellaneous Projects                    -0-                -0-                -0-          1,380,906               -0-

 Unimproved Land:
      Colonial Mall Briarcliffe                       -0-          1,433,596                -0-            114,624         1,548,220
      Colonial Mall Valdosta                          -0-            975,506                -0-             70,300         1,045,806
      McGehee Place Land                          668,364            436,471                -0-            175,442           611,913
      North Heathrow Land                             -0-          9,553,734                -0-          4,249,004        13,802,738
      Other Land                                      -0-         13,829,213                -0-                -0-        13,829,213


                                          ----------------   ----------------   ----------------   ----------------    -------------
                                            $ 200,188,277      $ 289,200,519    $ 1,120,670,943      $ 585,539,100     $ 274,143,134
                                          ================   ================   ================   ================    =============

                                  SCHEDULE III
                       COLONIAL REALTY LIMITED PARTNERSHIP
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1999


                           Gross Amount Which Carried
                                                  at Close of Period                                        Date
                                          -----------------------------------                             Acquired/
                                           Buildings and                    Accumulated       Date        Placed in Depreciable
              Description                   Improvements        Total       Depreciation    Completed      Service  Lives-Years
---------------------------------------   ----------------   -----------   -------------   ------------   --------- ------------

Multifamily:
     CG at Bayshore                            18,605,872   $ 21,039,260     1,933,042          1997    1985/97/98  7-40 Years
     CG at Carrollwood                         12,130,620   $ 13,594,620     2,565,432          1966          1994  7-40 Years
     CG at Citrus Park                         11,227,443   $ 12,555,766       445,214          1999          1997  7-40 Years
     CG at Cypress Crossing                    19,244,813   $ 21,369,949       912,798          1999          1998  7-40 Years
     CG at Edgewater                           24,944,755   $ 27,547,080     3,417,721          1990          1994  7-40 Years
     CG at Galleria                            41,767,681   $ 46,367,681     5,580,156          1986          1994  7-40 Years
     CG at Galleria II                          7,935,610   $  8,694,049       963,777          1996          1996  7-40 Years
     CG at Galleria Woods                      12,973,604   $ 14,193,604     1,717,835          1994          1996  7-40 Years
     CG at Heathrow                            18,012,373   $ 20,573,034     2,275,460          1997       1994/97  7-40 Years
     CG at Hunter's Creek                      28,552,547   $ 33,860,659     2,919,285          1996          1996  7-40 Years
     CG at Inverness Lakes                     16,860,115   $ 17,996,877     1,807,199          1996          1996  7-40 Years
     CG at Lakewood Ranch                      19,890,338   $ 22,039,152       643,120          1999          1997  7-40 Years
     CG at Natchez Trace                       16,814,973   $ 18,132,564     1,444,823       1995/97          1997  7-40 Years
     CG at Palm Aire                           13,944,005   $ 15,433,505     2,741,981          1991          1994  7-40 Years
     CG at Palma Sola                          12,893,517   $ 14,372,868     4,652,309          1992          1992  7-40 Years
     CG at Research Park                       31,381,201   $ 35,061,201     4,830,402       1987/94          1994  7-40 Years
     CG at Riverchase                          26,830,854   $ 29,170,854     3,938,847       1984/91          1994  7-40 Years
     CG at Spring Creek                        13,637,587   $ 14,821,587     1,762,091       1992/94          1996  7-40 Years
     CG at Wesleyan                            18,882,910   $ 20,287,689     1,395,736          1997       1996/97  7-40 Years
     Colony Park                                5,093,946   $  5,503,351       862,251          1975          1993  7-40 Years
     CV at Ashford Place                        6,059,586   $  6,597,186       587,358          1983          1996  7-40 Years
     CV at Ashley Plantation                   12,723,387   $ 13,883,387       749,921          1997          1998  7-40 Years
     CV at Caledon Wood                        19,909,955   $ 22,018,904     1,562,750       1995/96          1997  7-40 Years
     CV at Cordova                              4,484,115   $  4,618,116     2,511,257          1983          1983  7-40 Years
     CV at Gainesville                         27,690,344   $ 31,052,194     5,430,854    1989/93/94          1994  7-40 Years
     CV at Haverhill                           20,181,480   $ 21,952,480       976,970          1998          1998  7-40 Years
     CV at Hillcrest                            4,594,809   $  4,927,609       469,168          1981          1996  7-40 Years
     CV at Hillwood                             6,154,360   $  6,666,060     1,009,364          1984          1993  7-40 Years
     CV at Huntleigh Woods                      5,834,853   $  6,580,453       900,909          1978          1994  7-40 Years
     CV at Inverness                           13,318,714   $ 15,032,382     3,553,644    1986/87/90    1986/87/90  7-40 Years
     CV at Inverness II/III/IV                 11,183,980   $ 12,439,303     1,879,058          1997          1997  7-40 Years
     CV at Inverness Lakes                      7,692,835   $  8,427,915     1,287,345       1983/96          1993  7-40 Years
     CV at Lake Mary                           18,067,423   $ 21,701,517     4,886,742       1991/95       1991/95  7-40 Years
     CV at McGehee Place                       17,369,274   $ 18,211,595     4,900,711       1986/95       1986/95  7-40 Years
     CV at Monte D'Oro                          8,625,276   $  9,625,276     1,276,291          1977          1994  7-40 Years
     CV at North Ingle                          4,611,526   $  5,109,100       781,980          1983          1983  7-40 Years
     CV at Oakleigh                             9,834,616   $ 10,863,315       895,599          1997          1997  7-40 Years
     CV at Rocky Ridge                          9,293,601   $  9,938,544     1,453,138          1984          1993  7-40 Years
     CV at Timothy Woods                       12,018,936   $ 13,043,283     1,068,048          1996          1997  7-40 Years
     CV at Trussville                          19,787,688   $ 21,298,097     1,940,382       1996/97          1997  7-40 Years
     CV at Vernon Marsh                         6,759,072   $  7,720,056     1,879,136       1986/87       1986/93  7-40 Years
     CV at Walton Way                           8,013,457   $  9,037,457       297,317       1970/88          1998  7-40 Years
     CV at White Bluff                          5,292,491   $  5,991,619       879,959          1986          1993  7-40 Years
     Patio I, II & III                          5,271,034   $  5,637,751       863,184    1966/83/84    1994/93/93  7-40 Years
     Ski Lodge - Tuscaloosa                     7,800,469   $  8,864,469     1,205,284       1976/92          1994  7-40 Years

Retail:
     Bel Air Mall                              82,324,136   $ 89,841,136     2,321,116    1966/90/97          1998  7-40 Years
     Britt David Shopping Center                4,980,866   $  6,735,866       640,478          1990          1994  7-40 Years
     Brookwood Village Mall                    27,329,952   $ 35,501,325     1,913,505       1973/91          1997  7-40 Years
     Colonial Mall Auburn-Opelika              16,123,475   $ 16,847,189     8,853,685    1973/84/89    1973/84/89  7-40 Years
     Colonial Mall Burlington                  26,241,948   $ 30,379,505     1,494,609    1969/86/94          1997  7-40 Years
     Colonial Mall Decatur                     25,822,252   $ 29,085,052     3,116,954       1979/89          1993  7-40 Years
     Colonial Mall Gadsden                     20,166,769   $ 20,806,346     9,998,539       1974/91          1974  7-40 Years
     Colonial Mall Glynn Place                 24,615,806   $ 28,219,275     1,560,913          1986          1997  7-40 Years
     Colonial Mall Lakeshore                   33,391,641   $ 38,057,741     2,163,476       1984-87          1997  7-40 Years
     Colonial Mall Mrytle Beach                35,162,603   $ 42,962,579     3,057,274          1986          1996  7-40 Years
     Colonial Mall Staunton                    18,220,592   $ 21,127,929       972,665    1969/86/97          1997  7-40 Years
     Colonial Mall Valdosta                    32,529,084   $ 37,007,498     2,031,493       1982-85          1997  7-40 Years
     Colonial Promenade Abingdon                6,847,076   $  8,907,067       401,325       1987/96          1997  7-40 Years
     Colonial Promenade Bardmoor                9,439,881   $ 11,428,900       799,502          1981          1996  7-40 Years
     Colonial Promenade Beechwood              20,947,532   $ 23,524,015     1,503,346       1963/92          1997  7-40 Years
     Colonial Promenade Burnt Store             8,361,881   $ 12,111,881     1,151,711          1990          1994  7-40 Years
     Colonial Promenade Hunter's Creek         13,223,778   $ 17,405,538     1,167,577       1993/95          1996  7-40 Years
     Colonial Promenade Lakewood               13,584,860   $ 16,582,100       752,956          1995          1997  7-40 Years
     Colonial Promenade Montgomery             12,044,540   $ 16,376,972     2,807,103          1990          1993  7-40 Years
     Colonial Promenade Montgomery N            6,235,747   $  8,635,747       307,190          1997          1995  7-40 Years
     Colonial Promenade Tuskawilla              6,947,319   $ 10,606,359       799,458          1990          1995  7-40 Years
     Colonial Promenade University Park        20,648,706   $ 27,595,491     6,965,246       1986/89          1993  7-40 Years
     Colonial Promenade Wekiva                 15,526,266   $ 18,344,054     1,330,561          1990          1996  7-40 Years
     Colonial Promenade Winter Haven            6,388,522   $ 10,433,567       681,147          1986          1995  7-40 Years
     Colonial Shoppes at Inverness              1,473,112   $  3,160,271       111,276          1984          1997  7-40 Years
     Colonial Shoppes Bear Lake                 6,734,279   $  8,868,719       800,890          1990          1995  7-40 Years
     Colonial Shoppes Bellwood                  3,233,886   $  3,563,886     1,187,275          1988          1988  7-40 Years
     Colonial Shoppes McGehee                   3,945,503   $  4,142,655     1,421,364          1986          1986  7-40 Years
     Colonial Shoppes Paddock Park              3,962,225   $  5,494,745       427,397          1988          1995  7-40 Years
     Colonial Shoppes Quaker Village            8,152,954   $  9,087,921       489,158    1968/88/97          1997  7-40 Years
     Colonial Shoppes Stanley                   1,757,025   $  2,208,943       108,475       1987/96          1997  7-40 Years
     Colonial Shoppes Yadkin                    4,453,933   $  5,538,536       221,299       1971/97          1997  7-40 Years
     Macon Mall                                89,061,626   $ 94,570,188    21,155,929    1975/88/97       1975/88  7-40 Years
     Mayberry Mall                              4,185,710   $  5,051,886       232,747       1968/86          1997  7-40 Years
     Northdale Court                            9,200,596   $ 12,260,356       849,752          1988          1995  7-40 Years
     Old Springville Shopping Center            3,371,668   $  3,649,643     2,756,976          1982          1982  7-40 Years
     Olde Town Shopping Center                  2,819,202   $  3,162,527       777,410       1978/90       1978/90  7-40 Years
     P&S Building                                 773,576   $    877,665       487,410    1946/76/91          1974  7-40 Years
     The Plaza Mall                            30,536,898   $ 30,536,898       247,626    1965/89/99          1999  7-40 Years
     Rivermont Shopping Center                  2,679,965   $  3,197,411       149,693       1986/97          1997  7-40 Years
     Village at Roswell Summit                  2,733,192   $  3,185,110       142,712          1988          1997  7-40 Years

Office:
     250 Commerce Street                        2,512,629   $  2,537,629     2,363,374       1904/81          1980  7-40 Years
     AmSouth Center                            18,617,540   $ 19,382,502     6,853,112          1990          1990  7-40 Years
     Colonial Center at Research Park          10,553,933   $ 11,557,798        33,434          1999          1998  7-40 Years
     Colonial Plaza                            16,801,278   $ 17,806,919       669,208          1982          1997  7-40 Years
     Concourse Center                          26,264,997   $ 31,139,997       927,653       1981/85          1998  7-40 Years
     Emmett R. Johnson Bldg                    14,894,696   $ 16,689,368       185,016       1982/95          1999  7-40 Years
     Independence Plaza                         6,303,764   $  7,808,764       313,828       1981/92          1998  7-40 Years
     International Park                        17,801,890   $ 20,889,041       448,105       1987/89          1997  7-40 Years
     Interstate Park                           16,571,426   $ 17,697,414     5,403,053    1982-85/89    1982-85/89  7-40 Years
     Lakeside Office Park                       8,636,238   $  9,061,493       572,243       1989/90          1997  7-40 Years
     Colonial Center @ Mansell Overlook        71,440,966   $ 78,181,947     3,629,675    1987/96/97          1997  7-40 Years
     Perimeter Corporate Park                  18,883,183   $ 20,305,352       906,328       1986/89          1998  7-40 Years
     Progress Center                           15,664,275   $ 16,187,532     1,020,500       1983-91          1997  7-40 Years
     Riverchase Center                         23,255,059   $ 25,179,954     1,741,421       1984-88          1997  7-40 Years
     Shades Brook Building                      2,370,011   $  3,243,011        81,188          1979          1998  7-40 Years
     Shoppes at Mansell                         3,176,811   $  3,776,811       110,681       1996/97          1998  7-40 Years
     University Park                            4,651,463   $  5,048,422     2,026,828          1985          1985  7-40 Years

Active Development Projects:

     CG at Heather Glen                        28,518,483   $ 32,318,483       148,929  N/A                   1998  N/A
     CG at Liberty Park                        18,018,403   $ 20,311,751           404  N/A                   1998  N/A
     CG at North Heathrow                      (1,697,538)  $  2,274,702           -0-  N/A                   1997  N/A
     CG at North Lakewood Ranch                   489,822   $  1,548,868           -0-  N/A                   1997  N/A
     CG at Promenade                           22,780,678   $ 24,312,538       119,808  N/A                   1998  N/A
     CG at Reservoir                            9,765,908   $ 10,785,908           -0-  N/A                   1998  N/A
     CG at Town Park                              898,949   $  4,454,357           -0-  N/A                   1997  N/A
     CG at Wesleyan III                             9,520   $    234,541           -0-  N/A                   1996  N/A
     Colonial Center Town Park                     25,816   $     25,816           -0-  N/A                   1997  N/A
     Colonial Promenade Trussville             18,380,064   $ 22,581,250           -0-  N/A                   1998  N/A
     Colonial Promenade Tutwiler Farm           1,215,392   $ 11,502,418           -0-  N/A                   1999  N/A
     CV at Ashley Plantation                   11,973,834   $ 12,904,734       181,457  N/A                   1998  N/A
     CG at Madison                             19,793,967   $ 21,483,367       170,187  N/A                   1998  N/A
     CV at McGehee Place                           23,433   $    114,166           -0-  N/A                   1987  N/A
     CV at Walton Way                           2,856,038   $  2,856,038           -0-  N/A                   1998  N/A
     Colonial Center 300 @ Mansell Overlook     9,471,387   $  9,471,387           -0-  N/A                   1999  N/A
     Other Miscellaneous Projects               1,380,906   $  1,380,906       129,982  N/A                   1999  N/A

Unimproved Land:
     Colonial Mall Briarcliffe                                       -0-  $  1,548,220  N/A                   1996  N/A
     Colonial Mall Valdosta                                          -0-  $  1,045,806  N/A                   1997  N/A
     McGehee Place Land                                              -0-  $    611,913  N/A                   1981  N/A
     North Heathrow Land                                             -0-  $ 13,802,738  N/A                   1997  N/A
     Other Land                                                      -0-  $ 13,829,213  N/A                   1999  N/A


                                              ------------  ------------  -------------
                                            $1,732,683,852 $2,006,826,986 $206,451,470
                                              ============  ============  =============

                              NOTES TO SCHEDULE III
                       COLONIAL REALTY LIMITED PARTNERSHIP
                                December 31, 1999


 (1) The aggregate cost for Federal Income Tax purposes was approximately $1,603,837,000 at December 31, 1999.

 (2) See description of mortgage notes payable in Note 7 of Notes to Consolidated Financial Statements.

 (3) The following is a reconciliation of real estate to balances reported at the beginning of the year:


                          Reconciliation of Real Estate

                                                             1999               1998               1997
                                                        ---------------    ----------------   ----------------
       Real estate investments:
          Balance at beginning of year                  $ 1,863,798,665    $ 1,489,114,015    $ 1,017,009,315
             Acquisitions of new property                   48,577,019         346,267,522        451,256,964
             Improvements and development                  222,517,447         134,804,450         97,564,705
             Dispositions of property                     (128,066,145)       (106,387,322)       (76,716,969)
                                                        ---------------    ----------------   ----------------

          Balance at end of year                        $ 2,006,826,986    $ 1,863,798,665    $ 1,489,114,015
                                                        ===============    ================   ================



                   Reconciliation of Accumulated Depreciation

                                                             1999               1998               1997
                                                        ---------------    ----------------   ----------------
       Accumulated depreciation:
          Balance at beginning of year                   $ 169,451,798       $ 124,236,057       $101,541,658
             Depreciation                                   52,912,745          46,787,982         31,945,960
             Depreciation of disposition of property       (15,913,073)         (1,572,241)        (9,251,561)
                                                        ---------------    ----------------   ----------------

          Balance at end of year                          $206,451,470        $169,451,798       $124,236,057
                                                        ===============    ================   ================