Form 10-Q
period 2000-03-31
COLONIAL REALTY LIMITED PARTNERSHIP
filed 2000-05-12
CIK 1013844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended:                 Commission File Number: 0-20707
March 31, 2000


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



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

                       COLONIAL REALTY LIMITED PARTNERSHIP
                               INDEX TO FORM 10-Q

                                                                           Page

PART I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                     Consolidated Condensed Balance Sheets as of
                     March 31, 2000 and December 31, 1999                     3

                     Consolidated Condensed Statements of Income for the
                     Three Months Ended March 31, 2000 and 1999               4

                     Consolidated Condensed Statements of Cash Flows
                     for the Three Months Ended March 31, 2000 and 1999       5

                     Notes to Consolidated Condensed Financial Statements     6

                     Report of Independent Accountants                       10

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        11

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk 13


PART II:  OTHER INFORMATION

         Item 2.  Changes in Securities                                      14

         Item 6.  Exhibits and Reports on Form 8-K                           14

SIGNATURES                                                                   15

EXHIBITS                                                                     16


                       COLONIAL REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                              --------------------

                                                             March 31, 2000  December 31,
                                                               (Unaudited)      1999
                                                             --------------  ------------
                                         ASSETS

Land, buildings, & equipment, net                               $1,584,024   $1,586,332
Undeveloped land and construction in progress                      236,212      214,043
Cash and equivalents                                                 3,687        4,630
Restricted cash                                                      2,636        2,634
Accounts receivable, net                                             9,143       10,606
Prepaid expenses                                                     2,664        2,371
Notes receivable                                                       859          695
Deferred debt and lease costs, net                                  10,882       10,500
Investment in unconsolidated subsidiaries                           24,329       24,623
Other assets                                                         7,970        7,712
                                                                ----------   ----------

                                                                $1,882,406   $1,864,146
                                                                ==========   ==========


                            LIABILITIES AND PARTNERS' CAPITAL

Notes and mortgages payable                                     $1,057,901   $1,039,863
Accounts payable                                                    11,320       15,173
Accrued interest                                                    13,496       12,901
Accrued expenses                                                     8,662        4,283
Tenant deposits                                                      4,263        4,011
Unearned rent                                                        1,806        2,820
                                                                ----------   ----------

     Total liabilities                                           1,097,448    1,079,051
                                                                ----------   ----------

Redeemable units, at redemption value                              271,313      255,011
Preferred units:
     Series A Preferred Units                                      125,000      125,000
     Series B Preferred Units                                      100,000      100,000
Partners' capital                                                  288,645      305,084
                                                                ----------   ----------
      Total partners' capital                                      513,645      530,084
                                                                ----------   ----------

                                                                $1,882,406   $1,864,146
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


                       COLONIAL REALTY LIMITED PARTNERSHIP
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                   (Unaudited)
                      (in thousands, except per unit data)
                              ---------------------

                                                             Three Months Ended
                                                                  March 31,
                                                           ---------------------
                                                              2000        1999
                                                           ----------  ---------

Revenue:
     Minimum rent                                           $ 56,796    $ 54,981
     Percentage rent                                             691         896
     Tenant recoveries                                         8,639       8,424
     Other                                                     3,653       3,158
                                                            --------    --------

         Total revenue                                        69,779      67,459
                                                            --------    --------

Property operating expenses:
     General operating expenses                                4,993       5,121
     Salaries and benefits                                     3,742       3,476
     Repairs and maintenance                                   6,473       6,580
     Taxes, licenses, and insurance                            5,854       6,119
General and administrative                                     2,835       2,267
Depreciation                                                  13,982      12,888
Amortization                                                     846         525
                                                            --------    --------

         Total operating expenses                             38,725      36,976
                                                            --------    --------

         Income from operations                               31,054      30,483
                                                            --------    --------

Other income (expense):
     Interest expense                                        (16,044)    (13,954)
     Income from unconsolidated subsidiaries                     485         509
     Gains (losses) from sales of property                       (54)      3,005
     Minority interest in consolidated operating property        -0-         (61)
                                                            --------    --------

         Total other expense                                 (15,613)    (10,501)
                                                            --------    --------

         Net income                                         $ 15,441    $ 19,982
Distributions to preferred unitholders                        (4,953)     (3,622)
                                                            --------    --------

     Net income available to common unitholders             $ 10,488    $ 16,360
                                                            ========    ========

Net income per unit - basic and diluted                     $   0.32    $   0.44
                                                            ========    ========

Weighted average units outstanding                            33,185      36,803
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


                       COLONIAL REALTY LIMITED PARTNERSHIP
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)
                               -------------------

                                                                     Three Months Ended
                                                                           March 31,
                                                                   -----------------------
                                                                      2000         1999
                                                                   ----------   ----------
Cash flows from operating activities:

     Net  income                                                   $  15,441    $  19,982
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization                                14,828       13,413
         Income from unconsolidated subsidiaries                        (486)        (509)
         (Gains) losses from sales of property                            54       (3,005)
         Other                                                           134           33
     Decrease (increase) in:
         Restricted cash                                                  (2)         (28)
         Accounts and notes receivable                                 1,165          271
         Prepaid expenses                                               (293)      (1,757)
         Other assets                                                 (1,136)       1,970
     Increase (decrease) in:
         Accounts payable                                             (3,853)       6,254
         Accrued interest                                                595       (1,759)
         Accrued expenses and other                                    3,660        2,104
                                                                   ---------    ---------
             Net cash provided by operating activities                30,107       36,969
                                                                   ---------    ---------

Cash flows from investing activities:

     Acquisition of properties                                           -0-       (2,854)
     Development expenditures                                        (25,873)     (37,712)
     Tenant improvements                                              (5,188)      (2,249)
     Capital expenditures                                             (2,835)      (3,623)
     Proceeds from sales of property, net of selling costs               -0-       23,586
     Distributions from unconsolidated subsidiaries                      982          964
     Capital contributions to unconsolidated subsidiaries               (202)      (1,077)
                                                                   ---------    ---------
             Net cash used in investing activities                   (33,116)     (22,965)
                                                                   ---------    ---------

Cash flows from financing activities:

     Principal reductions of debt                                       (481)        (485)
     Proceeds from additional borrowings                              50,000          -0-
     Net change in revolving credit balances                         (31,524)     (72,129)
     Cash contributions                                                9,325      101,225
     Capital distributions                                           (24,900)     (25,171)
     Purchase of treasury units                                          -0-      (15,862)
     Payment of mortgage financing cost                                 (350)         (30)
     Other, net                                                           (4)         -0-
                                                                   ---------    ---------
             Net cash provided by (used in) financing activities       2,066      (12,452)
                                                                   ---------    ---------
             Increase (decrease) in cash and equivalents                (943)       1,552
Cash and equivalents, beginning of period                              4,630        4,582
                                                                   ---------    ---------
Cash and equivalents, end of period                                $   3,687    $   6,134
                                                                   =========    =========


The accompanying notes are an integral part of these financial statements.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

Note 1 -- Basis of Presentation

         Colonial Realty Limited Partnership ("CRLP") is the operating partnership of Colonial Properties Trust (the "Company"), an Alabama real estate investment trust whose shares are traded on the New York Stock Exchange. The accompanying unaudited consolidated condensed financial statements of CRLP have been prepared by management in accordance with generally accepted accounting principles for interim financial reporting and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the information included in CRLP's Annual Report as filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1999. The December 31, 1999 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

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

Note 2 -- Capital Structure

         At March 31, 2000, the Company controlled CRLP as the sole general partner and as the holder of 65.7% of the common units of CRLP ("Redeemable Units") and 55.6% of the preferred Units (the "Series A Preferred Units"). The limited partners of CRLP who hold units, are those persons (including certain officers and directors) who, at the time of the Initial Public Offering, elected to hold all or a portion of their interest in the form of Units rather than receiving shares of common stock of the Company, or individuals from whom the Company acquired certain properties, who elected to receive Units in exchange for the properties. Each Unit may be redeemed by the holder thereof for either one share of Common Stock or cash equal to the fair market value thereof at the time of such redemption, at the option of CRLP. Additionally, in 1999, CRLP issued $100 million of Series B Cumulative Redeemable Perpetual Preferred Units ("Series B Units") in a private placement, that are exchangeable for Series B Preferred Shares of the Company after ten years at the option of the holders of the Series B Units.

         The Board of Trustees of the Company manages CRLP by directing the affairs of the Company. The Company's interests in CRLP entitle it to share in cash distributions from, and in the profits and losses of, CRLP in proportion to the Company's percentage interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

Note 3 -- Joint Venture

         Colonial Promenade Madison -- During the first quarter, CRLP formed a joint venture with Fairway Investments LLC, which will develop Colonial Promenade Madison, a 110,820 square-foot neighborhood shopping center that will be anchored by a 44,000 square-foot Publix Supermarket, and will include approximately 30,000 square-feet of small shop space. Project development costs are expected to total approximately $10.0 million. CRLP will maintain a 50% interest in the joint venture and serve as manager of the property. CRLP expects to complete the development during the fourth quarter of 2000.

Note 4 -- Debt Offerings

         During the first quarter, CRLP completed three public offerings of unsecured medium term notes totaling $50.0 million. CRLP used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit and fund development expenditures. Details relating to these debt offerings are as follows:

                                                                                                   Gross Proceeds

          Date                Type of Note              Maturity                 Rate              (in thousands)
          ----                ------------              --------                 ----              --------------
February 7, 2000               Medium-term       February 7, 2005                8.82%                 $25,000
February 29, 2000              Medium-term       February 1, 2010                8.80%                 $20,000
March 13, 2000                 Medium-term       March 15, 2010                  8.80%                 $ 5,000


         Additionally, on February 10, 2000, CRLP entered into two reverse interest rate swap agreements for a total of $50.0 million of its medium-term notes. Under the terms of the agreements, CRLP will receive a fixed interest rate of 7.37% and will be required to pay a floating rate equal to one month LIBOR that is compounded and paid semi-annually. Both of these agreements have five-year terms, and any payments made or received under the agreements are recognized as adjustments to interest expense. As of March 31, 2000, the reverse interest rate swaps had a fair market value of $(311,000).

Note 5 -- Distribution

         On April 18, 2000, a cash distribution was declared to partners of CRLP in the amount of $0.60 per unit, totaling $20.0 million. The distribution was declared to shareholders and partners of record as of April 28, 2000, and was paid on May 5, 2000.

Note 6 -- Net Income Per Unit

         The following table sets forth the computation of basic and diluted earnings per unit:

                                                  (Amounts in thousands,
                                                  except per unit data)
                                               -----------------------------
                                                    Three          Three
                                                   Months         Months
                                                    Ended          Ended
                                                  March 31,      March 31,
                                                    2000           1999
                                                 ------------   ------------
        Numerator:
         Numerator  for basic and diluted net
         income   per   unit  -  net   income
         available to common unitholders       $      10,488  $      16,360
                                                 ============   ============

       Denominator:
         Denominator for basic net income
         Effect of dilutive securities:
         Trustee and employee share options                5             20
                                                 ------------   ------------
         Denominator  for  diluted net income
         per   unit   -   adjusted   weighted
         average common units                         33,190         36,823
                                                 ============   ============
         Basic net income per unit             $         .32  $         .44
                                                 ============   ============
         Diluted net income per unit           $         .32  $         .44
                                                 ============   ============

Options to purchase 627,561 common shares at a weighted average exercise price of $27.04 per share were outstanding during 2000 but were not included in the computation of diluted net income per unit because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note 7 -- Segment Information

         CRLP is organized into, and manages its business based on the performance of three separate and distinct operating divisions: Multifamily,
Retail, and Office. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within each division. The applicable accounting policies of the segments are substantially the same as those described in the "Summary of Significant Accounting Policies" in CRLP's 1999 Annual Report. However, the pro rata portion of the revenues, net operating income ("NOI"), and assets of the partially owned entities and joint ventures that CRLP has entered into are included in the applicable segment information. Subsequently, in the reconciliation to total revenues, total NOI, and total assets, the amounts are eliminated, as the investment in the partially owned entities and joint ventures are reflected in the consolidated financial statements as investments accounted for under the equity method.

Management evaluates the performance of its segments and allocates resources to them based on NOI. NOI consists of revenues in excess of general operating expenses, salaries and wages, repairs and maintenance, taxes, licenses, and insurance. Segment information for the three months ended March 31, 2000 and 1999, and for the period ended December 31, 1999 is as follows:

------------------------------------------------------------------------------------------------------------
          As of and for the
         Three Months Ended

           March 31, 2000                 Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                       $ 28,639         $ 11,280         $ 32,554         $ 72,473
NOI                                               18,922            7,806           23,452           50,180
Divisional assets                                788,466          302,985          804,424        1,895,875
------------------------------------------------------------------------------------------------------------
         Three Months Ended

           March 31, 1999                 Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                       $ 28,071          $ 9,913         $ 31,942         $ 69,926
NOI                                               18,165            7,055           22,433           47,653
------------------------------------------------------------------------------------------------------------
        For the Period Ended
          December 31, 1999

           (in thousands)                 Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
Divisional assets                              $ 777,436        $ 293,545        $ 794,109      $ 1,865,090
------------------------------------------------------------------------------------------------------------


A reconciliation of total segment revenues to total revenues, total segment NOI to income from operations, for the three months ended March 31, 2000 and 1999, and total divisional assets to total assets, for the periods ended March 31, 2000 and December 31, 1999, is presented below:

-----------------------------------------------------------------------------------------------------------------
                                                                      As of and for the      As of and for the
                                                                     Three Months Ended      Three Months Ended

(in thousands)                                                         March 31, 2000          March 31, 1999
Revenues
-----------------------------------------------------------------------------------------------------------------
Total divisional revenues                                                         $ 72,473              $ 69,926
Unallocated corporate revenues                                                          75                   201
Straight-line rents                                                                    336                     -
Partially-owned subsidiaries                                                        (3,105)               (2,668)
-----------------------------------------------------------------------------------------------------------------
    Total Revenues                                                                $ 69,779              $ 67,459
-----------------------------------------------------------------------------------------------------------------

NOI

-----------------------------------------------------------------------------------------------------------------
Total divisional NOI                                                              $ 50,180              $ 47,653
Unallocated corporate revenues                                                          75                   201
Straight-line rents                                                                    336                     -
Partially-owned subsidiaries                                                        (1,880)               (1,589)
General and administrative expenses                                                 (2,835)               (2,267)
Depreciation                                                                       (13,982)              (12,888)
Amortization                                                                          (846)                 (525)
Other                                                                                    6                  (102)
-----------------------------------------------------------------------------------------------------------------
    Income from operations                                                        $ 31,054              $ 30,483
-----------------------------------------------------------------------------------------------------------------
                                                                    For the Period Ended    For the Period Ended

Assets                                                                 March 31, 2000        December 31, 1999
-----------------------------------------------------------------------------------------------------------------
Total divisional assets                                                        $ 1,895,875           $ 1,865,090
Unallocated corporate assets (1)                                                    63,954                66,542
Partially-owned subsidiaries                                                       (77,423)              (67,486)
-----------------------------------------------------------------------------------------------------------------
    Total assets                                                               $ 1,882,406           $ 1,864,146
-----------------------------------------------------------------------------------------------------------------


(1) Includes the Company's investment in partially owned entities of $24,329 as of March 31, 2000, and $24,622 as of December 31, 1999.



Note 8 -- Increase in Revolving Credit Agreement

         On April 14, 2000, CRLP increased the borrowing capacity under its unsecured line of credit from $250 million to $300 million. The credit facility, which is used by CRLP primarily to finance property acquisition and development activities, bears interest at LIBOR plus 115 basis points, is renewable on March 31, 2003, and provides for a two-year amortization in the case of non-renewal. The line of credit agreement includes a competitive bid feature that will allow CRLP to convert up to $150 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. At March 31, 2000 and December 31, 1999, CRLP had an outstanding balance on its unsecured line of credit of $196.8 million and $228.3 million, respectively.

Note 9 -- Employee Unit Purchase Program

         During January 2000, CRLP initiated and completed an Executive Unit Purchase Program (Unit Purchase Program), in which the Board of Trustees and certain members of CRLP's management were able to purchase Units of CRLP. Under the Unit Purchase Program, the Board of Trustees and the members of management were able to obtain full-recourse personal loans from an unrelated financial institution, in order to purchase the Units. In addition, the Company has provided a guarantee to the unrelated financial institution for the personal loans. The Units are pledged as collateral against the loans. The value of the Units purchased under the Unit Purchase Program was approximately $9.9 million. At March 31, 2000, the total loan amount outstanding was approximately $9.9 million and the fair market value of the units was approximately $10.1 million.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees of
Colonial Properties Trust:

         We have reviewed the accompanying consolidated condensed balance sheet of Colonial Realty Limited Partnership (the "Partnership") as of March 31, 2000, and the related consolidated condensed statements of income for the three-month periods ended March 31, 2000 and 1999, and the consolidated condensed statements of cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Partnership's management.

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

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, partners' capital, and cash flows for the year then ended (not presented herein); and in our report dated January 17, 2000, except for Note 16, as to which the date is February 29, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                                 /s/ PricewaterhouseCoopers LLP
                                                     PricewaterhouseCoopers LLP

Birmingham, Alabama
April 24, 2000

                       COLONIAL REALTY LIMITED PARTNERSHIP

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Colonial Realty Limited Partnership ("CRLP"), a Delaware limited partnership, is the operating partnership of Colonial Properties Trust, an Alabama real estate investment trust (the "Company") whose shares are listed on the New York Stock Exchange. The Company is engaged in the ownership, development, management, and leasing of multifamily communities, retail malls and shopping centers, and office buildings. The Company is organized as a real estate investment trust (REIT) and owns and operates properties in nine states in the Sunbelt region of the United States. As of March 31, 2000, CRLP's real estate portfolio consisted of 53 multifamily communities, 18 office properties, and 41 retail properties.

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

         The  following   discussion   should  be  read  in   conjunction   with
management's discussion and analysis of financial condition and results of operations and all of the other information appearing in CRLP's 1999 Financial Statements as filed with the Securities and Exchange Commission on Form 10-K and with the financial statements included therein and the notes thereto.

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

Results of Operations-- Three Months Ended March 31, 2000 and 1999
         Revenue -- Total revenue increased by $2.3 million, or 3.4%, for the first quarter of 2000 when compared to the first quarter of 1999. The majority of this increase, $1.6 million, represents revenues generated by properties acquired or developed during 1999 and the first quarter of 2000, net of revenues from properties disposed of in 1999. The remaining increase primarily relates to increases in rental rates at existing properties.

         Operating Expenses -- Total operating expenses increased by $1.7 million, or 4.7%, for the first quarter of 2000 when compared to the first quarter of 1999. Of this increase, $0.8 million is primarily related to additional operating expenses associated with properties that were acquired or developed during 1999 and the first quarter of 2000, net of operating expenses associated with properties disposed of in 1999. The remaining increase primarily relates to increases in operating expenses at existing properties and overall increases in corporate overhead and personnel costs associated with CRLP's continued growth.

         Other Income and Expense -- Interest expense increased by $2.1 million, or 15.0%, for the first quarter of 2000 when compared to the first quarter of 1999. The increase in interest expense is primarily attributable to the increased usage of CRLP's revolving credit agreement in conjunction with the financing of acquisitions and developments and the issuance of $132.5 million of unsecured medium term notes since the first quarter of 1999.

Liquidity and Capital Resources

         During the first quarter of 2000, CRLP invested $25.9 million in the acquisition and development of properties. CRLP financed this growth through the issuance of unsecured medium term notes, advances on its bank line of credit, and cash from operations. As of March 31, 2000, CRLP had an unsecured bank line of credit providing for total borrowings of $250 million. The line, which is used by CRLP primarily to finance property acquisitions and development, bears interest at LIBOR plus 80-135 basis points, based on the Company's investment grade rating, and is renewable in July 2000 and provides for a two-year amortization in the case of non-renewal. The line of credit agreement includes a competitive bid feature that will allow CRLP to convert up to $125 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The balance outstanding on this line at March 31, 2000, was $196.8 million. (See
Note 8 of the Notes to Consolidated Condensed Financial Statements for discussion of the increase in the Company's Revolving Line of Credit subsequent to March 31, 2000)

         Management intends to replace significant borrowings that may accumulate under the bank line of credit with funds generated from the sale of additional limited partnership units to Colonial Properties Trust in connection with public offerings of securities by the Company, and/or permanent financing, as market conditions permit. Management believes that these potential sources of funds, along with the possibility of issuing limited partnership units in exchange for properties, will provide CRLP with the means to finance additional acquisitions. Management anticipates that its net cash provided by operations and its existing cash balances will provide the necessary funds on a short- and long-term basis to cover its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, distributions to unitholders, and dividends to shareholders in accordance with Internal Revenue Code requirements applicable to real estate investment trusts.

Common Unit Repurchase Program

         During 1999, the Board of Trustees authorized a unit repurchase program under which the Company may repurchase up to $150 million of its currently outstanding common units from time to time at the discretion of management in open market and negotiated transactions. To date, CRLP has repurchased 4,612,815 units at an all in cost of $122.1 million. During the first quarter of 2000, CRLP was not active in their common unit repurchase program.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         CRLP is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of CRLP's real estate investment portfolio and operations. CRLP's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, CRLP borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. CRLP does not enter into derivative or interest rate transactions for speculative purposes.

         The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Also included is a summary of CRLP's swap contracts at March 31, 2000.

                                                                                                                Est. Fair
(amounts in thousands)                  2000     2001     2002      2003      2004      Thereafter     Total      Value
--------------------------------------------------------------------------------------------------------------------------

Fixed Rate Debt                      $ 21,609   78,159   74,831    109,145   100,000      423,767     807,511     806,201
Average interest rate
     at March 31, 2000                  8.35%    7.74%    7.55%      7.23%     7.27%        7.48%       7.47%           -

Variable Debt                       $ 197,416        -        -          -         -       52,975     250,391     250,391
Average interest rate
     at March 31, 2000                  6.87%        -        -          -         -        3.98%       6.26%           -

Interest Rate SWAPs

     Variable to fixed               $ 25,000        -        -          -         -            -      25,000          54
     Average pay rate                   6.02%        -        -          -         -            -       6.02%           -

     Fixed to variable                    $ -        -        -          -         -       50,000      50,000        (311)
     Average pay rate                       -        -        -          -         -      1 month      1 month          -
                                                                                           LIBOR        LIBOR

Interest Rate Cap                    $ 50,000        -        -          -         -            -      50,000           -
    Interest Rate                       8.00%        -        -          -         -            -       8.00%           -

         The table incorporates only those exposures that exist as of March 31, 2000; it does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, CRLP's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, CRLP's hedging strategies at that time, and interest rates.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                           PART II-- OTHER INFORMATION



Item 2.  Changes in Securities.

         The Company from time to time issues common shares of beneficial interest ("Common Shares") pursuant to its Dividend Reinvestment and Share Purchase Plan, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, and its Employee Share Option and Restricted Share Plan, in transactions that are registered under the Securities Act of 1933, as amended (the "Act"). Pursuant to CRLP's Third Amended and Restated Agreement of Limited Partnership, each time the Company issues Common Shares pursuant to the foregoing plans, CRLP issues to Colonial Properties Trust, its general partner, an equal number of Units for the same price at which the Common Shares were sold, in transactions that are not registered under the Act in reliance on
Section 4(2) of the Act. During the quarter ended March 31, 2000, CRLP issued 25,532 Units in such transactions for an aggregate of approximately $613,000.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

                3.2.1  Bylaws of the Company (as amended through April 28, 2000)

               12.    Ratio of Earnings to Fixed Charges

               16.    Letter re:  Unaudited Interim Financial Information

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

                                           COLONIAL REALTY LIMITED PARTNERSHIP,
                                             a Delaware limited partnership

                                           By:   Colonial Properties Trust,
                                                    its general partner




Date:  May 12, 2000                        By:  /s/ Howard B. Nelson, Jr.
                                                -------------------------
                                                Howard B. Nelson, Jr.
                                                Chief Financial Officer
                                                (Duly Authorized Officer
                                                and Principal Financial Officer)



Date:  May 12, 2000                             /s/ Kenneth E. Howell
                                                ---------------------
                                                Kenneth E. Howell
                                                Senior Vice President and
                                                Chief Accounting Officer
                                                (Principal Accounting Officer)

                       COLONIAL REALTY LIMITED PARTNERSHIP

                 EXHIBIT 12 - Ratio of Earnings to Fixed Charges

         CRLP's ratio of earnings to fixed charges for the three months ended March 31, 2000 and 1999, was 1.65 and 1.96, respectively.

         The ratios of earnings to fixed charges were computed by dividing earnings by fixed charges. For this purpose, earnings consist of income (loss) before gains from sales of property and extraordinary items (excluding interest costs capitalized) plus fixed charges. Fixed charges consist of interest expense (including interest costs capitalized) and the amortization of debt issuance costs.

Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D. C. 20549



                                         Re: Colonial Realty Limited Partnership
                                             (File No. 0-20707)
                                             Registration on Form S-3


We are aware that our report dated April 24, 2000 on our review of interim financial information of Colonial Realty Limited Partnership for the three-month periods ended March 31, 2000 and 1999 and included in the Partnership's quarterly report on Form 10-Q for the periods then ended, is incorporated by reference in the registration statement on Form S-3 related to the Shelf Registration filed on December 11, 1997 (File No. 333-42049). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.

                                                 /s/ PricewaterhouseCoopers LLP
                                                     PricewaterhouseCoopers LLP

Birmingham, Alabama
May 9, 2000