Form 10-Q
period 2000-06-30
COLONIAL REALTY LIMITED PARTNERSHIP
filed 2000-08-14
CIK 1013844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended:
June 30, 2000                                   Commission File Number: 0-20707


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

                                                                           Page

PART I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                     Consolidated Condensed Balance Sheets as of
                     June 30, 2000 and December 31, 1999                     3

                     Consolidated Condensed Statements of Income for the
                     Three Months and for the Six Months Ended
                     June 30, 2000 and 1999                                  4

                     Consolidated Condensed Statements of Cash Flows
                     for the Six Months Ended June 30, 2000 and 1999         5

                     Notes to Consolidated Condensed Financial Statements    6

                     Report of Independent Accountants                      10

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       11

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                               14

PART II:  OTHER INFORMATION

         Item 2.  Changes in Securities                                     15

         Item 6.  Exhibits and Reports on Form 8-K                          15

SIGNATURES                                                                  16

EXHIBITS                                                                    17

                       COLONIAL REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                              --------------------

                                                               (Unaudited)   December 31,
                                                             June 30, 2000       1999
                                                             -------------   ----------
                        ASSETS

Land, buildings, & equipment, net                               $1,561,074   $1,586,332
Undeveloped land and construction in progress                      248,438      214,043
Cash and equivalents                                                 7,471        4,630
Restricted cash                                                      2,651        2,634
Accounts receivable, net                                            10,793       10,606
Prepaid expenses                                                     3,552        2,371
Notes receivable                                                     3,419          695
Deferred debt and lease costs, net                                  13,279       10,500
Investment in unconsolidated subsidiaries                           24,541       24,623
Other assets                                                         9,203        7,712
                                                                ----------   ----------
                                                                $1,884,421   $1,864,146
                                                                ==========   ==========

               LIABILITIES AND PARTNERS' CAPITAL

Notes and mortgages payable                                     $1,068,833   $1,039,863
Accounts payable                                                    20,098       15,173
Accrued interest                                                    14,801       12,901
Accrued expenses                                                    13,473        4,283
Tenant deposits                                                      4,352        4,011
Unearned rent                                                          955        2,820
                                                                ----------   ----------
     Total liabilities                                           1,122,512    1,079,051
                                                                ----------   ----------
Redeemable units, at redemption value                              309,976      255,011
Preferred units:
     Series A Preferred Units                                      125,000      125,000
     Series B Preferred Units                                      100,000      100,000
Partners' capital                                                  226,933      305,084
                                                                ----------   ----------
      Total partners' capital                                      451,933      530,084
                                                                ----------   ----------
                                                                $1,884,421   $1,864,146
                                                                ==========   ==========

[FN]
The accompanying notes are an integral part of these financial statements.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                      (in thousands, except per unit data)
                              ---------------------


                                                                               Three Months Ended         Six Months Ended
                                                                                    June 30,                  June 30,
                                                                          -------------------------    ----------------------
                                                                                2000         1999         2000         1999
                                                                          -------------------------    ----------------------
 Revenue:
      Minimum rent                                                           $  58,255    $  56,145    $ 115,051    $ 110,822
      Percentage rent                                                              703          724        1,394        1,621
      Tenant recoveries                                                          8,477        7,844       17,116       16,268
      Other                                                                      5,654        5,188        9,306        8,649
                                                                             ---------    ---------    ---------    ---------
          Total revenue                                                         73,089       69,901      142,867      137,360
                                                                             ---------    ---------    ---------    ---------
 Property operating expenses:
      General operating expenses                                                 4,990        5,038        9,983       10,158
      Salaries and benefits                                                      3,995        3,565        7,737        7,042
      Repairs and maintenance                                                    7,068        6,845       13,541       13,425
      Taxes, licenses, and insurance                                             5,970        5,753       11,824       11,872
 General and administrative                                                      2,162        2,540        4,997        4,807
 Depreciation                                                                   14,296       13,033       28,278       25,921
 Amortization                                                                    1,024          557        1,871        1,082
                                                                             ---------    ---------    ---------    ---------
          Total operating expenses                                              39,505       37,331       78,231       74,307
                                                                             ---------    ---------    ---------    ---------
          Income from operations                                                33,584       32,570       64,636       63,053
                                                                             ---------    ---------    ---------    ---------
 Other income (expense):
      Interest expense                                                         (17,096)     (13,505)     (33,139)     (27,459)
      Income from unconsolidated subsidiaries                                      359          477          846          985
      Gains from sales of property                                               3,569          473        3,514        3,478
      Minority interest in consolidated operating property                         -0-          (22)         -0-          (82)
                                                                             ---------    ---------    ---------    ---------
          Total other expense                                                  (13,168)     (12,577)     (28,779)     (23,078)
                                                                             ---------    ---------    ---------    ---------
          Income before extraordinary item                                      20,416       19,993       35,857       39,975
 Extraordinary income (loss)                                                      (418)         115         (418)         115
                                                                             ---------    ---------    ---------    ---------
          Net income                                                         $  19,998    $  20,108    $  35,439    $  40,090
 Distributions to preferred unitholders                                         (4,954)      (5,003)      (9,906)      (8,625)
                                                                             ---------    ---------    ---------    ---------
      Net income available to common unitholders                             $  15,044    $  15,105    $  25,533    $  31,465
                                                                             =========    =========    =========    =========


 Income before extraordinary items                                           $    0.46    $    0.42    $    0.78    $    0.86
 Extraordinary income (loss)                                                     (0.01)        0.00        (0.01)        0.00
                                                                             ---------    ---------    ---------    ---------
 Net income per unit - basic                                                 $    0.45    $    0.42    $    0.77    $    0.86
                                                                             =========    =========    =========    =========
 Net income per unit - diluted                                               $    0.45    $    0.42    $    0.77    $    0.86
                                                                             =========    =========    =========    =========

 Weighted average units outstanding                                             33,212       35,967       33,198       36,383
                                                                             =========    =========    =========    =========

[FN]
The accompanying notes are an integral part of these financial statements.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                               -------------------

                                                                       Six Months Ended
                                                                            June 30,
                                                                   ----------------------
                                                                       2000        1999
                                                                   ---------    ---------
Cash flows from operating activities:
     Net  income                                                   $  35,439    $  40,090
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization                                30,149       27,003
         Income from unconsolidated subsidiaries                        (846)        (985)
         Gains from sales of property                                 (3,514)      (3,478)
         Other                                                           802          580
     Decrease (increase) in:
         Restricted cash                                                 (17)         (68)
         Accounts and notes receivable                                (3,295)      (3,803)
         Prepaid expenses                                             (1,181)         296
         Other assets                                                 (4,567)      (1,344)
     Increase (decrease) in:
         Accounts payable                                              4,925       (1,092)
         Accrued interest                                              1,900          (26)
         Accrued expenses and other                                    7,754        8,027
                                                                   ---------    ---------
             Net cash provided by operating activities                67,549       65,200
                                                                   ---------    ---------
Cash flows from investing activities:
     Acquisition of properties                                           -0-      (15,220)
     Development expenditures                                        (55,022)     (83,526)
     Tenant improvements                                             (13,196)      (4,224)
     Capital expenditures                                             (6,348)      (8,315)
     Proceeds from sales of property, net of selling costs            40,665       23,586
     Distributions from unconsolidated subsidiaries                    2,305        6,690
     Capital contributions to unconsolidated subsidiaries             (1,377)      (1,404)
                                                                   ---------    ---------
             Net cash used in investing activities                   (32,973)     (82,413)
                                                                   ---------    ---------
Cash flows from financing activities:
     Principal reductions of debt                                    (31,814)     (10,050)
     Proceeds from additional borrowings                             128,568        9,750
     Net change in revolving credit balances                         (67,872)       8,473
     Cash contributions                                                9,286      101,158
     Capital distributions                                           (49,844)     (55,358)
     Purchase of treasury units                                      (18,067)     (37,265)
     Payment of mortgage financing cost                               (1,574)        (382)
     Other, net                                                         (418)         -0-
                                                                   ---------    ---------
             Net cash provided by (used in) financing activities     (31,735)      16,326
                                                                   ---------    ---------
             Increase (decrease) in cash and equivalents               2,841         (887)
Cash and equivalents, beginning of period                              4,630        4,582
                                                                   ---------    ---------
Cash and equivalents, end of period                                $   7,471    $   3,695
                                                                   =========    =========


[FN]
The accompanying notes are an integral part of these financial statements.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

Note 1 -- Basis of Presentation

         Colonial Realty Limited Partnership ("CRLP") is the operating partnership of Colonial Properties Trust (the "Company"), an Alabama real estate investment trust whose shares are traded on the New York Stock Exchange. The accompanying unaudited consolidated condensed financial statements of CRLP have been prepared by management in accordance with generally accepted accounting principles for interim financial reporting and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the information included in CRLP's Annual Report as filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1999, and with the information filed with the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 2000. The December 31, 1999 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

         In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. Under SFAS 133, CRLP will be required to account for derivative financial instruments, if any, at their fair market value, and make certain required disclosures. CRLP is required to adopt SFAS 133 for all periods beginning after January 1, 2001.

Note 2 -- Capital Structure

         At June 30, 2000, the Company controlled CRLP as the sole general partner and as the holder of 65.3% of the common units of CRLP ("Redeemable Units") and 55.6% of the preferred Units (the "Series A Preferred Units"). The limited partners of CRLP who hold units, are those persons (including certain officers and directors) who, at the time of the Initial Public Offering, elected to hold all or a portion of their interest in the form of Units rather than receiving shares of common stock of the Company, or individuals from whom the Company acquired certain properties, who elected to receive Units in exchange for the properties. Each Unit may be redeemed by the holder thereof for either one share of Common Stock or cash equal to the fair market value thereof at the time of such redemption, at the option of CRLP. Additionally, in 1999, CRLP issued $100 million of Series B Cumulative Redeemable Perpetual Preferred Units ("Series B Units") in a private placement, that are exchangeable for Series B Preferred Shares of the Company after ten years at the option of the holders of the Series B Units.

         The Board of Trustees of the Company manages CRLP by directing the affairs of the Company. The Company's interests in CRLP entitle it to share in cash distributions from, and in the profits and losses of, CRLP in proportion to the Company's percentage interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

Note 3 -- Joint Venture

         CMS II Joint Venture -- During the second quarter, CRLP sold four multifamily properties, representing 884 apartment units, which included Colonial Village at Rocky Ridge, Colonial Village at Hillwood, Colonial Grand at Inverness Lakes, and Colonial Village at Inverness Lakes. The properties were purchased by a joint venture formed by CMS Companies, a private investment banking firm, and CRLP. CRLP will maintain a 15% interest in the joint venture and serve as manager of the properties.

         The properties were sold for a total purchase price of $42.0 million, of which $17.3 million was used to repay three secured loans, and the remaining proceeds were used to repay a portion of the borrowings under CRLP's unsecured line of credit, and to support CRLP's future investment activities.

Note 4 -- Net Income Per Unit

         The following table sets forth the computation of basic and diluted earnings per unit:

                                                                 (Amounts in thousands,
                                                                  except per unit data)
                                               ------------------------------------------------------------
                                                    Three          Three           Six             Six
                                                   Months         Months        Months          Months
                                                    Ended          Ended          Ended           Ended
                                                  June 30,       June 30,       June 30,        June 30,
                                                    2000           1999           2000            1999
                                                 ------------   ------------   ------------    ------------
        Numerator:
         Numerator  for basic and diluted net
         income   per   unit  -  net   income
         available to common unitholders       $      15,044  $      15,105  $      25,533 $        31,465
                                                 ============   ============   ============    ============
       Denominator:
         Denominator for basic net income
         Effect of dilutive securities:
         Trustee and employee share options               30             22             28              22
                                                 ------------   ------------   ------------    ------------
         Denominator  for  diluted net income
         per   unit   -   adjusted   weighted
         average common units                         33,242         35,989         33,226          36,405
                                                 ============   ============   ============    ============
        Basic net income per unit             $         .45  $         .42  $         .77   $         .86
                                                 ============   ============   ============    ============
         Diluted net income per unit          $         .45  $         .42  $         .77   $         .86
                                                 ============   ============   ============    ============

Options to purchase 388,633 common shares at a weighted average exercise price of $28.79 per share were outstanding during 2000 but were not included in the computation of diluted net income per unit because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

Management evaluates the performance of its segments and allocates resources to them based on NOI. NOI consists of revenues in excess of general operating expenses, salaries and wages, repairs and maintenance, taxes, licenses, and insurance. Segment information for the three and six months ended June 30, 2000 and 1999 is as follows:


------------------------------------------------------------------------------------------------------------
          As of and for the
         Three Months Ended
            June 30, 2000                     Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                       $ 29,429         $ 12,717         $ 33,487         $ 75,633
NOI                                               19,266            9,073           23,921           52,260
Divisional assets                                765,868          316,077          816,929        1,898,874
------------------------------------------------------------------------------------------------------------
         Three Months Ended
            June 30, 1999                     Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                       $ 29,232          $ 9,758         $ 32,769         $ 71,759
NOI                                               19,321            6,728           23,598           49,647
------------------------------------------------------------------------------------------------------------
          Six Months Ended
            June 30, 2000                     Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                       $ 58,067         $ 23,997         $ 66,042        $ 148,106
NOI                                               38,188           16,879           47,373          102,440
------------------------------------------------------------------------------------------------------------
          Six Months Ended
            June 30, 1999                     Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                       $ 57,303         $ 19,671         $ 64,711        $ 141,685
NOI                                               37,486           13,783           46,031           97,300
------------------------------------------------------------------------------------------------------------
        For the Period Ended
          December 31, 1999
           (in thousands)                     Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
Divisional assets                              $ 777,436        $ 293,545        $ 794,109      $ 1,865,090
------------------------------------------------------------------------------------------------------------

 A reconciliation of total segment revenues to total revenues, total segment NOI to income from operations, for the three and six months ended June 30, 2000 and 1999, and total divisional assets to total assets, for the periods ended June 30, 2000 and December 31, 1999, is presented below:

-----------------------------------------------------------------------------------------------------------------------------
                                      As of and for the      As of and for the     As of and for the     As of and for the
                                      Three Months Ended     Three Months Ended     Six Months Ended      Six Months Ended
(in thousands)                          June 30, 2000          June 30, 1999         June 30, 2000         June 30, 1999
Revenues
--------------------------------------------------------------------------------- --------------------- ---------------------
Total divisional revenues                        $ 75,633               $ 71,759             $ 148,106             $ 141,685
Unallocated corporate revenues                        569                    541                   978                   742
Partially-owned subsidiaries                       (3,113)                (2,399)               (6,217)               (5,067)
--------------------------------------------------------------------------------- --------------------- ---------------------
    Total Revenues                               $ 73,089               $ 69,901             $ 142,867             $ 137,360
--------------------------------------------------------------------------------- --------------------- ---------------------

NOI
--------------------------------------------------------------------------------- --------------------- ---------------------
Total divisional NOI                             $ 52,260               $ 49,647             $ 102,440              $ 97,300
Unallocated corporate revenues                        569                    541                   978                   742
Partially-owned subsidiaries                       (1,766)                (1,540)               (3,644)               (3,129)
General and administrative expenses                (2,162)                (2,540)               (4,997)               (4,807)
Depreciation                                      (14,296)               (13,033)              (28,278)              (25,921)
Amortization                                       (1,024)                  (557)               (1,871)               (1,082)
Other                                                   3                     52                     8                   (50)
--------------------------------------------------------------------------------- --------------------- ---------------------
    Income from operations                       $ 33,584               $ 32,570              $ 64,636              $ 63,053
-----------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------
                                   For the Period Ended    For the Period Ended
Assets                                  June 30, 2000        December 31, 1999
---------------------------------------------------------------------------------
Total divisional assets                       $ 1,898,874            $ 1,865,090
Unallocated corporate assets (1)                   70,646                 66,542
Partially-owned subsidiaries                      (85,099)               (67,486)
---------------------------------------------------------------------------------
    Total assets                              $ 1,884,421            $ 1,864,146
---------------------------------------------------------------------------------

[FN]
(1) Includes the Company's investment in partially owned entities of $23,528 as of June 30, 2000, and 24,166 as of December 31, 1999.

Note 6 -- Increase in Revolving Credit Agreement

         On April 14, 2000, CRLP increased the borrowing capacity under its unsecured line of credit from $250 million to $300 million. The credit facility, which is used by CRLP primarily to finance property acquisition and development activities, bears interest at LIBOR plus 115 basis points, is renewable on March 31, 2003, and provides for a two-year amortization in the case of non-renewal. The line of credit agreement includes a competitive bid feature that will allow CRLP to convert up to $150 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. At June 30, 2000 and December 31, 1999, CRLP had an outstanding balance on its unsecured line of credit of $160.4 million and $228.3 million, respectively.


Note 7 -- Subsequent Events
         Quarterly Distributions
         On July 18, 2000, a cash distribution was declared to partners of CRLP in the amount of $0.60 per unit, totaling $19.3 million. The distribution was declared to partners of record as of July 28, 2000, and was paid on August 4, 2000.

         Acquisition
         On August 1, 2000, CRLP acquired the Temple Mall, a 575,000 square-foot mall in Temple, Texas for a total purchase price of $25.7 million. The mall anchors include JC Penney, Dillards, Foley's, and Stein Mart. The purchase price was partially funded through the proceeds received from the disposition of assets, and an advance on CRLP's unsecured line of credit.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees of
Colonial Properties Trust:

         We have reviewed the accompanying consolidated condensed balance sheet of Colonial Realty Limited Partnership (the "Partnership") as of June 30, 2000, and the related consolidated condensed statements of income for the three-month and six-month periods ended June 30, 2000 and 1999, and the consolidated condensed statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Partnership's management.

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

Birmingham, Alabama
July 14, 2000

                       COLONIAL REALTY LIMITED PARTNERSHIP

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Colonial Realty Limited Partnership ("CRLP"), a Delaware limited partnership, is the operating partnership of Colonial Properties Trust, an Alabama real estate investment trust (the "Company") whose shares are listed on the New York Stock Exchange. The Company is engaged in the ownership, development, management, and leasing of multifamily communities, office buildings, retail malls and shopping centers. The Company is organized as a real estate investment trust (REIT) and owns and operates properties in nine states in the Sunbelt region of the United States. As of June 30, 2000, CRLP's real estate portfolio consisted of 54 multifamily communities, 18 office properties, and 42 retail properties.

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

Results of Operations -- Three Months Ended June 30, 2000 and 1999

         Revenue -- Total revenue increased by $3.2 million, or 4.6%, for the second quarter of 2000 when compared to the second quarter of 1999. The majority of this increase, $2.8 million, represents revenues generated by properties acquired or developed during 2000 and the second half of 1999, net of revenues from properties disposed. The remaining increase primarily relates to increases in rental rates at existing properties, and certain lease cancellations that occurred during the second quarter of 2000.

         Operating Expenses -- Total operating expenses increased by $2.2 million, or 5.8%, for the second quarter of 2000 when compared to the second quarter of 1999. The majority of this increase, $1.3 million, relates to additional operating expenses associated with properties that were acquired or developed during 2000 and the second half of 1999, net of operating expenses associated with properties disposed. The remaining increase primarily relates to increases in operating expenses at existing properties.

         Other Income and Expense -- Interest expense increased by $3.6 million, or 26.6%, for the second quarter of 2000 when compared to the second quarter of 1999. The increase in interest expense is primarily attributable to the increased usage of CRLP's revolving credit agreement in conjunction with the financing of acquisitions and developments, CRLP's Unit Repurchase Program, and the issuance of $132.5 million of unsecured medium term notes since the second quarter of 1999.

Results of Operations -- Six Months Ended June 30, 2000 and 1999

         Revenue -- Total revenue increased by $5.5 million, or 4.0%, for the six months ended June 30, 2000 when compared to the six months ended June 30, 1999. The majority of this increase, $4.6 million, represents revenues generated by properties acquired or developed during 2000 and the second half of 1999, net of revenues from properties disposed. The remaining increase primarily relates to increases in rental rates at existing properties, and certain lease cancellations that occurred during 2000.

         Operating Expenses -- Total operating expenses increased by $3.9 million, or 5.3%, for the six months ended June 30, 2000 when compared to the six months ended June 30, 1999. The majority of this increase, $2.3 million, relates to additional operating expenses associated with properties that were acquired or developed during 2000 and the second half of 1999, net of operating expenses associated with properties disposed. The remaining increase primarily relates to increases in operating expenses at existing properties and overall increases in corporate overhead and personnel costs associated with CRLP's continued growth.

         Other Income and Expense -- Interest expense increased by $5.7 million, or 20.7%, for the six months ended June 30, 2000 when compared to the six months ended June 30, 1999. The increase in interest expense is primarily attributable to the increased usage of CRLP's revolving credit agreement in conjunction with the financing of acquisitions and developments, CRLP's Unit Repurchase Program, and the issuance of $132.5 million of unsecured medium term notes since the second quarter of 1999.

Liquidity and Capital Resources

         During the second quarter of 2000, CRLP invested $32.7 million in the acquisition and development of properties. CRLP financed this growth through advances on its unsecured bank line of credit, sale of certain properties, securing of certain properties, and cash from operations. As of June 30, 2000, CRLP had an unsecured bank line of credit providing for total borrowings of $300 million. The line, which is used by CRLP primarily to finance property acquisitions and development, bears interest at LIBOR plus 115 basis points, is renewable on March 31, 2003, and provides for a two-year amortization in the case of non-renewal. The line of credit agreement includes a competitive bid feature that will allow CRLP to convert up to $150 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The balance outstanding on this line at June 30, 2000, was $160.4 million.

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

Common Unit Repurchase Program

         During 1999, the Board of Trustees authorized a unit repurchase program under which the Company may repurchase up to $150 million of its currently outstanding common units from time to time at the discretion of management in open market and negotiated transactions. During the second quarter of 2000, the Company repurchased 663,235 units at an all-in cost of approximately $18.1 million. To date, the Company has repurchased 5,276,050 units at an all-in cost of approximately $140.2 million, which represents an average purchase price of $26.58 per unit.

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

         The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Also included is a summary of CRLP's swap contracts and rate caps at June 30, 2000.


                                                                                                                  Estimated
                                                                                                                     Fair

(amounts in thousands)               2000       2001       2002       2003       2004    Thereafter     Total       Value
-----------------------------------------------------------------------------------------------------------------------------

Fixed Rate Debt                       $ 7,843    78,095     57,500    109,028    100,000     471,952      824,418    818,622
Average interest rate
     at June 30, 2000                    7.9%      7.7%       7.9%       7.2%       7.3%        7.6%         7.5%          -

Variable Debt                           $ 595         -    160,465          -          -      83,354      244,414    244,414
Average interest rate
     at June 30, 2000                    7.9%         -       7.5%          -          -        5.3%         6.8%          -

Interest Rate SWAPs

     Fixed to variable                    $ -         -          -          -          -      50,000       50,000        440
     Average pay rate                       -         -          -          -          -     1 month      1 month          -
                                                                                              LIBOR        LIBOR

Interest Rate Cap                         $ -         -          -     30,379          -           -       30,379          2
    Interest Rate                           -         -          -      11.2%          -           -        11.2%          -


         The table incorporates only those exposures that exist as of June 30, 2000; it does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, CRLP's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, CRLP's hedging strategies at that time, and interest rates.

                       COLONIAL REALTY LIMITED PARTNERSHIP

                          PART II -- OTHER INFORMATION

Item 2.  Changes in Securities.

         The Company from time to time issues common shares of beneficial interest ("Common Shares") pursuant to its Dividend Reinvestment and Share Purchase Plan, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, and its Employee Share Option and Restricted Share Plan, in transactions that are registered under the Securities Act of 1933, as amended (the "Act"). Pursuant to CRLP's Third Amended and Restated Agreement of Limited Partnership, each time the Company issues Common Shares pursuant to the foregoing plans, CRLP issues to Colonial Properties Trust, its general partner, an equal number of Units for the same price at which the Common Shares were sold, in transactions that are not registered under the Act in reliance on
Section 4(2) of the Act. During the quarter ended June 30, 2000, CRLP issued 1,583 Units in such transactions for an aggregate of approximately $43,000.

         During the second quarter of 2000, CRLP repurchased a total of 91,155 Units from a limited partner for an aggregate purchase price of $2.5 million.

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

                                           COLONIAL REALTY LIMITED PARTNERSHIP,
                                              a Delaware limited partnership

                                           By:   Colonial Properties Trust,
                                                 its general partner




Date:  August 14, 2000              By:    /s/ Howard B. Nelson, Jr.
                                               -------------------------
                                               Howard B. Nelson, Jr.
                                               Chief Financial Officer
                                              (Duly Authorized Officer
                                               and Principal Financial Officer)



Date:  August 14, 2000                     /s/ Kenneth E. Howell
                                               ---------------------
                                               Kenneth E. Howell
                                               Senior Vice President and
                                               Chief Accounting Officer
                                              (Principal Accounting Officer)

                       COLONIAL REALTY LIMITED PARTNERSHIP

                 EXHIBIT 12 - Ratio of Earnings to Fixed Charges

         CRLP's ratio of earnings to fixed charges for the three months ended June 30, 2000 and 1999, was 1.68 and 2.11, respectively. CRLP's ratio of earnings to fixed charges for the six months ended June 30, 2000 and 1999, was
1.66 and 2.03, respectively.

         The ratios of earnings to fixed charges were computed by dividing earnings by fixed charges. For this purpose, earnings consist of income (loss) before gains from sales of property and extraordinary items plus fixed charges (excluding interest costs capitalized). Fixed charges consist of interest expense (including interest costs capitalized) and the amortization of debt issuance costs.

Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D. C. 20549



                                        Re: Colonial Realty Limited Partnership
                                            (File No. 0-20707)
                                            Registrations on Form S-3


We are aware that our report dated July 14, 2000 on our review of interim financial information of Colonial Realty Limited Partnership for the three-month and six-month periods ended June 30, 2000 and 1999 and included in the Partnership's quarterly report on Form 10-Q for the periods then ended, is incorporated by reference in the registration statement on Form S-3 related to the Shelf Registration filed on December 11, 1997 (File No. 333-42049) and Form S-3 related to the Shelf Registration filed on May 26, 2000. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.

                                                 /s/ PricewaterhouseCoopers LLP
                                                     PricewaterhouseCoopers LLP

Birmingham, Alabama
August 14, 2000