Form 10-Q
period 2000-09-30
COLONIAL REALTY LIMITED PARTNERSHIP
filed 2000-11-13
CIK 1013844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended:
September 30, 2000                               Commission File Number: 0-20707


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

                                                                          Page

PART I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)
                     Consolidated Condensed Balance Sheets as of
                        September 30, 2000 and December 31, 1999           3

                     Consolidated Condensed Statements of Income for the
                        Three Months and for the Nine Months Ended
                        September 30, 2000 and 1999                        4

                     Consolidated Condensed Statements of Cash Flows
                        for the Nine Months Ended September 30, 2000
                        and 1999                                           5

                     Notes to Consolidated Condensed Financial Statements  6

                     Report of Independent Accountants                    10

         Item 2.  Management's Discussion and Analysis of Financial       11

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                             14

PART II:  OTHER INFORMATION

         Item 2.  Changes in Securities                                   15

         Item 6.  Exhibits and Reports on Form 8-K                        15

SIGNATURES                                                                16

EXHIBITS                                                                  17



                       COLONIAL REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                              --------------------


                                                                 (Unaudited)
                                                                September 30, December 31,
                                                                    2000         1999
                                                                -----------   ----------
             ASSETS
Land, buildings, & equipment, net                                $1,760,502   $1,586,332
Undeveloped land and construction in progress                        93,138      214,043
Cash and equivalents                                                  2,673        4,630
Restricted cash                                                       2,539        2,634
Accounts receivable, net                                             12,574       10,606
Prepaid expenses                                                      3,237        2,371
Notes receivable                                                      3,363          695
Deferred debt and lease costs, net                                   14,440       10,500
Investment in unconsolidated subsidiaries                            27,314       24,623
Other assets                                                         10,875        7,712
                                                                 ----------   ----------
                                                                 $1,930,655   $1,864,146
                                                                 ==========   ==========

 LIABILITIES AND PARTNERS' CAPITAL

Notes and mortgages payable                                      $1,150,517   $1,039,863
Accounts payable                                                      7,093       15,173
Accrued interest                                                     16,439       12,901
Accrued expenses                                                     16,173        4,283
Tenant deposits                                                       4,179        4,011
Unearned rent                                                         1,223        2,820
                                                                 ----------   ----------
     Total liabilities                                            1,195,624    1,079,051
                                                                 ----------   ----------
Redeemable units, at redemption value                               288,361      255,011
Preferred units:
     Series A Preferred Units                                       125,000      125,000
     Series B Preferred Units                                       100,000      100,000
Partners' capital                                                   221,670      305,084
                                                                 ----------   ----------
      Total partners' capital                                       446,670      530,084
                                                                 ----------   ----------
                                                                 $1,930,655   $1,864,146
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


                       COLONIAL REALTY LIMITED PARTNERSHIP
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                   (Unaudited)
                      (in thousands, except per unit data)
                              ---------------------

                                                              Three Months Ended        Nine Months Ended
                                                                 September 30,             September 30,
                                                            ----------------------    ----------------------
                                                               2000         1999         2000        1999
                                                            ---------    ---------    ---------    ---------
 Revenue:
      Minimum rent                                          $  60,374    $  57,798    $ 175,425    $ 168,620
      Percentage rent                                             864          483        2,258        2,103
      Tenant recoveries                                         9,147        7,908       26,263       24,176
      Other                                                     5,535        3,946       14,841       12,596
                                                            ---------    ---------    ---------    ---------
          Total revenue                                        75,920       70,135      218,787      207,495
                                                            ---------    ---------    ---------    ---------
 Property operating expenses:
      General operating expenses                                5,566        5,243       15,549       15,402
      Salaries and benefits                                     3,975        3,936       11,712       10,977
      Repairs and maintenance                                   7,523        6,982       21,064       20,407
      Taxes, licenses, and insurance                            4,924        6,036       16,749       17,909
 General and administrative                                     1,700        1,801        6,697        6,608
 Depreciation                                                  15,289       13,292       43,566       39,213
 Amortization                                                   1,067          563        2,938        1,645
                                                            ---------    ---------    ---------    ---------
          Total operating expenses                             40,044       37,853      118,275      112,161
                                                            ---------    ---------    ---------    ---------
          Income from operations                               35,876       32,282      100,512       95,334
                                                            ---------    ---------    ---------    ---------
 Other income (expense):
      Interest expense                                        (18,958)     (14,829)     (52,097)     (42,288)
      Income from unconsolidated subsidiaries                     409          359        1,255        1,346
      Gains (losses) from sales of property                      (140)       2,161        3,374        5,639
      Minority interest in consolidated operating property        -0-          -0-          -0-          (82)
                                                            ---------    ---------    ---------    ---------
          Total other expense                                 (18,689)     (12,309)     (47,468)     (35,385)
                                                            ---------    ---------    ---------    ---------
          Income before extraordinary item                     17,187       19,973       53,044       59,949
 Extraordinary loss                                               -0-         (742)        (418)        (628)
                                                            ---------    ---------    ---------    ---------
          Net income                                        $  17,187    $  19,231    $  52,626    $  59,321
 Distributions to preferred unitholders                        (4,954)      (4,953)     (14,860)     (13,578)
                                                            ---------    ---------    ---------    ---------
      Net income available to common unitholders            $  12,233    $  14,278    $  37,766    $  45,743
                                                            =========    =========    =========    =========

 Income before extraordinary items                          $    0.38    $    0.43    $    1.16    $    1.30
 Extraordinary income (loss)                                      -0-        (0.02)       (0.01)       (0.02)
                                                            ---------    ---------    ---------    ---------
 Net income per unit - basic                                $    0.38    $    0.41    $    1.15    $    1.28
                                                            =========    =========    =========    =========
 Net income per unit - diluted                                  $ -0-    $    0.41        $ -0-    $    1.28
                                                            =========    =========    =========    =========

 Weighted average units outstanding                            32,090       34,666       32,826       35,804
                                                            =========    =========    =========    =========

[FN]
The accompanying notes are an integral part of these financial statements.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                               -------------------
                                                                      Nine Months Ended
                                                                        September 30,
                                                                   ----------------------
                                                                      2000         1999
                                                                   ---------    ---------
Cash flows from operating activities:
     Net  income                                                   $  52,626    $  59,321
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization                                46,504       40,858
         Income from unconsolidated subsidiaries                      (1,255)      (1,346)
         Gains from sales of property                                 (3,374)      (5,639)
         Other                                                         1,071        1,513
     Decrease (increase) in:
         Restricted cash                                                  95           21
         Accounts and notes receivable                                (5,205)        (151)
         Prepaid expenses                                               (629)         670
         Other assets                                                 (8,250)        (467)
     Increase (decrease) in:
         Accounts payable                                             (8,080)       2,536
         Accrued interest                                              3,538         (370)
         Accrued expenses and other                                   10,592       10,598
                                                                   ---------    ---------
             Net cash provided by operating activities                87,633      107,544
                                                                   ---------    ---------

Cash flows from investing activities:

     Acquisition of properties                                       (26,512)     (44,417)
     Development expenditures                                        (78,151)    (132,742)
     Tenant improvements                                             (17,784)      (6,957)
     Capital expenditures                                            (11,946)     (12,622)
     Proceeds from sales of property, net of selling costs            40,615      120,795
     Distributions from unconsolidated subsidiaries                    3,419        8,004
     Capital contributions to unconsolidated subsidiaries             (4,855)      (5,228)
                                                                   ---------    ---------
             Net cash used in investing activities                   (95,214)     (73,167)
                                                                   ---------    ---------
Cash flows from financing activities:

     Principal reductions of debt                                    (32,302)     (59,156)
     Proceeds from additional borrowings                             128,568      136,200
     Net change in revolving credit balances                          14,257      (31,564)
     Cash contributions                                                9,269      101,726
     Capital distributions                                           (74,084)     (80,606)
     Purchase of treasury units                                      (37,875)     (99,614)
     Payment of debt financing cost                                   (1,791)      (1,472)
     Other, net                                                         (418)        (628)
                                                                   ---------    ---------
             Net cash provided by (used in) financing activities       5,624      (35,114)
                                                                   ---------    ---------
             Decrease in cash and equivalents                         (1,957)        (737)
Cash and equivalents, beginning of period                              4,630        4,582
                                                                   ---------    ---------
Cash and equivalents, end of period                                $   2,673    $   3,845
                                                                   =========    =========

[FN]
The accompanying notes are an integral part of these financial statements.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

Note 1 -- Basis of Presentation

         Colonial Realty Limited Partnership ("CRLP") is the operating partnership of Colonial Properties Trust (the "Company"), an Alabama real estate investment trust whose shares are traded on the New York Stock Exchange. The accompanying unaudited consolidated condensed financial statements of CRLP have been prepared by management in accordance with generally accepted accounting principles for interim financial reporting and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the information included in CRLP's Annual Report as filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1999, and with the information filed with the Securities and Exchange Commission on Form 10-Q for the quarters ended March 31 and June 30, 2000. The December 31, 1999 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

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

Note 2 -- Capital Structure

         At September 30, 2000, the Company controlled CRLP as the sole general partner and as the holder of 64.9% of the common units of CRLP ("Redeemable Units") and 55.6% of the preferred Units (the "Series A Preferred Units"). The limited partners of CRLP who hold units, are those persons (including certain officers and directors) who, at the time of the Initial Public Offering, elected to hold all or a portion of their interest in the form of Units rather than receiving shares of common stock of the Company, or individuals from whom the Company acquired certain properties, who elected to receive Units in exchange for the properties. Each Unit may be redeemed by the holder thereof for either one share of Common Stock or cash equal to the fair market value thereof at the time of such redemption, at the option of CRLP. Additionally, in 1999, CRLP issued $100 million of Series B Cumulative Redeemable Perpetual Preferred Units ("Series B Units") in a private placement, that are exchangeable for Series B Preferred Shares of the Company after ten years at the option of the holders of the Series B Units.

         The Board of Trustees of the Company manages CRLP by directing the affairs of the Company. The Company's interests in CRLP entitle it to share in cash distributions from, and in the profits and losses of, CRLP in proportion to the Company's percentage interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

Note 3 -- Acquisition

         Temple Mall --On August 1, 2000, CRLP acquired the Temple Mall, a 575,000 square-foot mall in Temple, Texas for a total purchase price of $26.2 million. The mall anchors include JC Penney, Dillards, Foley's, and Stein Mart. The purchase price was partially funded through the proceeds received from the disposition of assets, and an advance on the CRLP's unsecured line of credit.

Note 4 -- Net Income Per Unit

         The following table sets forth the computation of basic and diluted earnings per unit:

                                                                 (Amounts in thousands,
                                                                  except per unit data)
                                               ------------------------------------------------------------
                                                    Three          Three          Nine            Nine
                                                   Months         Months        Months          Months
                                                    Ended          Ended          Ended           Ended
                                                  September      September      September       September
                                                     30,            30,            30,             30,
                                                    2000           1999           2000            1999
                                                 ------------   ------------   ------------    ------------
        Numerator:
         Numerator  for basic and diluted net
         income   per   unit  -  net   income
         available to common unitholders       $      12,233  $      14,278  $      37,766 $        45,743
                                                 ============   ============   ============    ============
       Denominator:
         Denominator for basic net income
         Effect of dilutive securities:
         Trustee and employee share options               53             21             32              21
                                                 ------------   ------------   ------------    ------------
         Denominator  for  diluted net income
         per   unit   -   adjusted   weighted
         average common units                         32,143         34,687         32,858          35,825
                                                 ============   ============   ============    ============
         Basic net income per unit             $         .38  $         .41  $        1.15   $        1.28
                                                 ============   ============   ============    ============
         Diluted net income per unit           $         .38  $         .41  $        1.15   $        1.28
                                                 ============   ============   ============    ============



Options to purchase 388,083 common shares at a weighted average exercise price of $28.79 per share were outstanding during 2000 but were not included in the computation of diluted net income per unit because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

Management evaluates the performance of its segments and allocates resources to them based on NOI. NOI consists of revenues in excess of general operating expenses, salaries and wages, repairs and maintenance, taxes, licenses, and insurance. Segment information for the three and nine months ended September 30, 2000 and 1999 is as follows:


------------------------------------------------------------------------------------------------------------
          As of and for the
         Three Months Ended
         September 30, 2000                   Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                       $ 29,882         $ 12,566         $ 35,496         $ 77,944
NOI                                               20,287            8,910           25,529           54,726
Divisional assets                                756,686          322,839          859,078        1,938,603
------------------------------------------------------------------------------------------------------------
         Three Months Ended
         September 30, 1999                   Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
           (in thousands)

Total Divisional Revenues                       $ 30,329         $ 10,435         $ 31,637         $ 72,401
NOI                                               19,351            7,258           22,543           49,152
------------------------------------------------------------------------------------------------------------
          Nine Months Ended
         September 30, 2000                   Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
           (in thousands)

Total Divisional Revenues                       $ 87,949         $ 36,564        $ 101,538        $ 226,051
NOI                                               58,475           25,790           72,902          157,167
------------------------------------------------------------------------------------------------------------
          Nine Months Ended
         September 30, 1999                   Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
           (in thousands)

Total Divisional Revenues                       $ 87,632         $ 30,105         $ 96,348        $ 214,085
NOI                                               56,837           21,040           68,575          146,452
------------------------------------------------------------------------------------------------------------
        For the Period Ended
          December 31, 1999
           (in thousands)                     Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
Divisional assets                              $ 777,436        $ 293,545        $ 794,109      $ 1,865,090
------------------------------------------------------------------------------------------------------------


A reconciliation of total segment revenues to total revenues, total segment NOI to income from operations, for the three and nine months ended September 30, 2000 and 1999, and total divisional assets to total assets, for the periods ended September 30, 2000 and December 31, 1999, is presented below:

---------------------------------------------------------------------------------------------------------------------------------
                                        As of and for the      As of and for the       As of and for the      As of and for the
                                       Three Months Ended      Three Months Ended      Nine Months Ended      Nine Months Ended
(in thousands)                         September 30, 2000      September 30, 1999     September 30, 2000     September 30, 1999
Revenues
-----------------------------------------------------------------------------------  ----------------------  --------------------
Total divisional revenues                           $ 77,944              $ 72,401               $ 226,051             $ 214,085
Unallocated corporate revenues                         1,149                   220                   2,115                   961
Partially-owned subsidiaries                          (3,173)               (2,486)                 (9,379)               (7,551)
-----------------------------------------------------------------------------------  ----------------------  --------------------
    Total Revenues                                  $ 75,920              $ 70,135               $ 218,787             $ 207,495
-----------------------------------------------------------------------------------  ----------------------  --------------------

NOI

-----------------------------------------------------------------------------------  ----------------------  --------------------
Total divisional NOI                                $ 54,726              $ 49,152               $ 157,167             $ 146,452
Unallocated corporate revenues                         1,149                   220                   2,115                   961
Partially-owned subsidiaries                          (1,898)               (1,448)                 (5,532)               (4,531)
General and administrative expenses                   (1,700)               (1,801)                 (6,697)               (6,608)
Depreciation                                         (15,289)              (13,292)                (43,566)              (39,213)
Amortization                                          (1,067)                 (563)                 (2,938)               (1,645)
Other                                                    (45)                   14                     (37)                  (82)
-----------------------------------------------------------------------------------  ----------------------  --------------------
    Income from operations                          $ 35,876              $ 32,282               $ 100,512              $ 95,334
---------------------------------------------------------------------------------------------------------------------------------

                                          For the Period Ended For the Period Ended
Assets                                      September 30, 2000    December 31, 1999
-----------------------------------------------------------------------------------
Total divisional assets                          $ 1,938,603           $ 1,865,090
Unallocated corporate assets (1)                      81,314                66,542
Partially-owned subsidiaries                         (89,262)              (67,486)
-----------------------------------------------------------------------------------
    Total assets                                 $ 1,930,655           $ 1,864,146
-----------------------------------------------------------------------------------

[FN]
(1) Includes the Company's investment in partially owned entities of $27,314 as of September 30, 2000, and $24,649 as of December 31, 1999.

Note 6 -- Subsequent Events
         Quarterly Distributions

         On October 17, 2000, a cash distribution was declared to partners of CRLP in the amount of $0.60 per unit, totaling $19.2 million. The distribution was declared to partners of record as of October 27, 2000, and was paid on November 3, 2000.

         Interest Rate SWAP Transactions

         On October 25, 2000, CRLP terminated its two reverse interest rate swap agreements totaling $50 million on its medium-term notes. With the termination, CRLP received approximately $1.5 million, which will be amortized over the remaining life of the original swap agreement. Additionally, subsequent to September 30, 2000, CRLP entered into an interest rate swap agreement for $125 million of its line of credit at a fixed one-year LIBOR rate of 6.456% plus 115 basis points, with a one-year term. Also, CRLP entered into a forward treasury rate lock of $25 million on its future financings at a fixed rate of 5.778% for a term of 45 days.

         Disposition

         On October 27, 2000, CRLP sold its interest in the Anderson Block Properties Partnership, of which CRLP maintained a 33.33% ownership interest. The entire partnership was sold for a total purchase price of $1.1 million, of which $1.0 million was used to repay outstanding secured loans. The remaining proceeds retained by CRLP were used to repay a portion of the borrowings under CRLP's unsecured line of credit.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees of
Colonial Properties Trust:

         We have reviewed the accompanying consolidated condensed balance sheet of Colonial Realty Limited Partnership (the "Partnership") as of September 30, 2000, and the related consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 2000 and 1999, and the consolidated condensed statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Partnership's management.

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

Birmingham, Alabama
November 3, 2000

                       COLONIAL REALTY LIMITED PARTNERSHIP

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Colonial Realty Limited Partnership ("CRLP"), a Delaware limited partnership, is the operating partnership of Colonial Properties Trust, an Alabama real estate investment trust (the "Company") whose shares are listed on the New York Stock Exchange. The Company is engaged in the ownership, development, management, and leasing of multifamily communities, office buildings, retail malls and shopping centers. The Company is organized as a real estate investment trust (REIT) and owns and operates properties in nine states in the Sunbelt region of the United States. As of September 30, 2000, CRLP's real estate portfolio consisted of 54 multifamily communities, 18 office properties, and 43 retail properties.

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

Results of Operations -- Three Months Ended September 30, 2000 and 1999

         Revenue -- Total revenue increased by $5.8 million, or 8.3%, for the third quarter of 2000 when compared to the third quarter of 1999. The majority of this increase, $3.1 million, represents revenues generated by properties acquired or developed during 2000 and the second half of 1999, net of revenues from properties disposed. The remaining increase primarily relates to increases in rental rates at existing properties and certain lease cancellations that occurred during the third quarter of 2000.

         Operating Expenses -- Total operating expenses increased by $2.2 million, or 5.8%, for the third quarter of 2000 when compared to the third quarter of 1999. The majority of this increase, $1.6 million, relates to additional operating expenses associated with properties that were acquired or developed during 2000 and the second half of 1999, net of operating expenses associated with properties disposed. The remaining increase primarily relates to increases in operating expenses at existing properties.

         Other Income and Expense -- Interest expense increased by $4.1 million, or 27.8%, for the third quarter of 2000 when compared to the third quarter of 1999. The increase in interest expense is primarily attributable to the increased usage of CRLP's revolving credit agreement in conjunction with the financing of acquisitions, developments, and CRLP's Common Unit Repurchase Program, and the issuance of $132.5 million of unsecured medium term notes through its subsidiary CRLP during the third quarter of 1999 and first quarter of 2000.

Results of Operations -- Nine Months Ended September 30, 2000 and 1999

         Revenue -- Total revenue increased by $11.3 million, or 5.4%, for the nine months ended September 30, 2000 when compared to the nine months ended September 30, 1999. This majority of this increase, $9.5 million, represents revenues generated by properties acquired or developed during 2000 and the second half of 1999, net of revenues from properties disposed. The remaining increase primarily relates to increases in rental rates at existing properties and certain lease cancellations that occurred during 2000.

         Operating Expenses -- Total operating expenses increased by $6.1 million, or 5.5%, for the nine months ended September 30, 2000 when compared to the nine months ended September 30, 1999. The majority of this increase, $4.5 million, relates to additional operating expenses associated with properties that were acquired or developed during 2000 and the second half of 1999, net of operating expenses associated with properties disposed. The remaining increase primarily relates to increases in operating expenses at existing properties and overall increases in corporate overhead and personnel costs associated with CRLP's continued growth.

         Other Income and Expense -- Interest expense increased by $9.8 million, or 23.2%, for the nine months ended September 30, 2000 when compared to the nine months ended September 30, 1999. The increase in interest expense is primarily attributable to the increased usage of CRLP's revolving credit agreement in conjunction with the financing of acquisitions, developments, and CRLP's Common Unit Repurchase Program, and the issuance of $132.5 million of unsecured medium term notes through its subsidiary CRLP during the third quarter of 1999 and first quarter of 2000.

Liquidity and Capital Resources

         During the third quarter of 2000, CRLP invested $56.5 million in the acquisition and development of properties. CRLP financed this growth through advances on its unsecured bank line of credit, sale of certain properties, financing of certain properties, and cash from operations. As of September 30, 2000, CRLP had an unsecured bank line of credit providing for total borrowings of $300 million. The line, which is used by CRLP primarily to finance property acquisitions and development, bears interest at LIBOR plus 115 basis points, and is renewable on April 14, 2003 and provides for a two-year amortization in the case of non-renewal. The line of credit agreement includes a competitive bid feature that will allow CRLP to convert up to $150 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The balance outstanding on this line at September 30, 2000, was $242.6 million.

         Management intends to replace significant borrowings that may accumulate under the bank line of credit with funds generated from the sale of additional equity securities and/or permanent financing, as market conditions permit. Management believes that these potential sources of funds, along with the possibility of issuing limited partnership units of Colonial Realty Limited Partnership in exchange for properties, will provide CRLP with the means to finance additional acquisitions. Management anticipates that its net cash provided by operations and its existing cash balances will provide the necessary funds on a short- and long-term basis to cover its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, and dividends to shareholders in accordance with Internal Revenue Code requirements applicable to real estate investment trusts.

Common Unit Repurchase Program

         During 1999, the Board of Trustees authorized a unit repurchase program under which CRLP may repurchase up to $150 million of its currently outstanding common units from time to time at the discretion of management in open market and negotiated transactions. During the third quarter of 2000, CRLP repurchased 707,189 units at an all-in cost of approximately $19.8 million, which completed CRLP's current common unit repurchase program. To date, CRLP has repurchased 5,557,314 units at an all-in cost of approximately $150 million, which represents an average purchase price of $26.99 per share.

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

         The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Also included is a summary of CRLP's swap contracts and rate caps at September 30, 2000.


                                                                                                                   Estimated
                                                                                                                      Fair
(amounts in thousands)               2000       2001       2002       2003       2004      Thereafter      Total      Value
-----------------------------------------------------------------------------------------------------------------------------

Fixed Rate Debt                       $ 7,772    78,031     58,090    108,914    100,000     471,810      824,617    818,028
Average interest rate
     at September 30, 2000               7.9%      7.7%       7.9%       7.2%       7.3%        7.6%         7.5%          -

Variable Debt                             $ -         -          -    242,594          -      83,307      325,901    325,901
Average interest rate
     at September 30, 2000                  -         -          -       7.6%          -        5.9%         7.2%          -

Interest Rate SWAPs

     Fixed to variable                    $ -         -          -          -          -      50,000       50,000      1,240
     Average pay rate                       -         -          -          -          -     1 month      1 month          -
                                                                                              LIBOR        LIBOR

Interest Rate Cap                         $ -         -          -     30,379          -           -       30,379          1
    Interest Rate                           -         -          -      11.2%          -           -        11.2%          -




The table incorporates only those exposures that exist as of September 30, 2000; it does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, CRLP's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, CRLP's hedging strategies at that time, and interest rates.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                          PART II -- OTHER INFORMATION

Item 2.  Changes in Securities

         The Company from time to time issues common shares of beneficial interest ("Common Shares") pursuant to its Dividend Reinvestment and Share Purchase Plan, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, and its Employee Share Option and Restricted Share Plan, in transactions that are registered under the Securities Act of 1933, as amended (the "Act"). Pursuant to CRLP's Third Amended and Restated Agreement of Limited Partnership, each time the Company issues Common Shares pursuant to the foregoing plans, CRLP issues to Colonial Properties Trust, its general partner, an equal number of Units for the same price at which the Common Shares were sold, in transactions that are not registered under the Act in reliance on
Section 4(2) of the Act. During the quarter ended September 30, 2000, CRLP issued 6,296 Units in such transactions for an aggregate of approximately $174,000.

         During the third quarter of 2000, CRLP repurchased a total of 110,089 Units from two limited partners for an aggregate purchase price of $3.1 million. Additionally, during the third quarter of 2000, CRLP issued 12,477 limited partnership units to acquire a parcel of land for approximately $325,000.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

12.            Ratio of Earnings to Fixed Charges

15.            Letter re:  Unaudited Interim Financial Information

27.            Financial Data Schedule (EDGAR Version Only)

         (b)  Reports on Form 8-K

                None

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

                                       COLONIAL REALTY LIMITED PARTNERSHIP,
                                           a Delaware limited partnership

                                       By:   Colonial Properties Trust,
                                                its general partner




Date:  November 13, 2000               By:  /s/ Howard B. Nelson, Jr.
                                            -------------------------
                                                Howard B. Nelson, Jr.
                                                Chief Financial Officer
                                               (Duly Authorized Officer
                                                and Principal Financial Officer)



Date:  November 13, 2000                    /s/ Kenneth E. Howell
                                            ---------------------
                                                Kenneth E. Howell
                                                Senior Vice President and
                                                Chief Accounting Officer
                                                (Principal Accounting Officer)

                       COLONIAL REALTY LIMITED PARTNERSHIP
                 EXHIBIT 12 - Ratio of Earnings to Fixed Charges

         CRLP's ratio of earnings to fixed charges for the three months ended September 30, 2000 and 1999, was 1.70 and 1.88, respectively. CRLP's ratio of earnings to fixed charges for the nine months ended September 30, 2000 and 1999, was 1.68 and 1.98, respectively.

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

Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D. C. 20549



                                         Re: Colonial Realty Limited Partnership
                                            (File No. 0-20707)
                                             Registrations on Form S-3


We are aware that our report dated November 3, 2000 on our review of interim financial information of Colonial Realty Limited Partnership for the three-month and nine-month periods ended September 30, 2000 and 1999 and included in the Partnership's quarterly report on Form 10-Q for the periods then ended, is incorporated by reference in the registration statement on Form S-3 related to the Shelf Registration filed on December 11, 1997 (File No. 333-42049) and Form S-3 related to the Shelf Registration filed on May 26, 2000 (File No. 333-37922). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.

                                                  /s/ PricewaterhouseCoopers LLP
                                                      PricewaterhouseCoopers LLP

Birmingham, Alabama
November 13, 2000