Form 10-K
period 2000-12-31
COLONIAL REALTY LIMITED PARTNERSHIP
filed 2001-03-30
CIK 1013844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2000 OR

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

         This  annual  report on Form  10-K  contains  certain  "forward-looking statements", including but not limited to anticipated timetables for acquisitions, developments and expansions, expected economic growth in geographic markets where CRLP owns or expects to own properties, and plans for continuing CRLP's diversified strategy. These statements involve risks and uncertainties that may cause actual results to be materially different from those anticipated. Prospective investors should specifically consider, in connection with these forward-looking statements, the various risk factors identified herein and in CRLP's filings with the SEC, which could cause actual results to differ, including downturns in local or national economies, competitive factors, the availability of suitable properties for acquisition at favorable prices, and other risks inherent in the real estate business.

         CRLP is the Operating Partnership of the Company, which is one of the largest owners, developers and operators of multifamily, retail and office properties in the Sunbelt region of the United States. The Company is a fully-integrated real estate company, whose activities include ownership of a diversified portfolio of 115 properties as of December 31, 2000, located in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas, and Virginia, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate. As of December 31, 2000, CRLP owned 53 multifamily apartment communities containing a total of 17,189 apartment units (the "Multifamily Properties"), 17 office properties containing a total of approximately 3.2 million square feet of office space (the "Office Properties"), 45 retail properties containing a total of approximately
15.2 million square feet of retail space (the "Retail Properties"), and certain parcels of land adjacent to or near certain of these properties (the "Land"). (The Multifamily Properties, the Office Properties, the Retail Properties, and the Land are referred to collectively as the "Properties"). As of December 31, 2000, the Multifamily Properties, the Office Properties, and the Retail Properties that had achieved stabilized occupancy were 94.0%, 94.6% and 90.2% leased, respectively.

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

         On September 29, 1993, (i) the Company consummated an initial public offering (the "IPO") of 8,480,000 of its common shares of beneficial interest, $.01 par value per share ("Common Shares"), (ii) the Operating Partnership assumed ownership of 36 Properties (or interests therein) held by Thomas H. Lowder, James K. Lowder, Robert E. Lowder, and their mother, Catherine Lowder (the "Lowder family"), and third-party partners of the Lowder family, and the operating businesses of Colonial, (iii) the Company transferred the net proceeds from the IPO through Colonial Properties Holding Company, Inc. ("CPHC"), which was dissolved in 1998, to the Operating Partnership, in exchange for 8,480,000 units of limited partnership interest in the Operating Partnership ("OP Units"),
(iv) the Operating Partnership repaid approximately $150.2 million of indebtedness and prepayment penalties associated therewith secured by certain of the Properties, and (v) the Operating Partnership established a $35.0 million line of credit with SouthTrust Bank, which has since been increased to $300.0 million, to fund development activities and property acquisitions and for general corporate purposes (collectively, the "Formation Transactions"). On October 28, 1993, the underwriters of the IPO exercised an over-allotment option to purchase an additional 686,200 shares.

Recent Developments

         Since the IPO, CRLP has significantly expanded its portfolio of Properties and its operating businesses. Acquisitions by CRLP of new properties represent a total investment of over $1.3 billion. Since the IPO, CRLP has also completed the expansion and development of 23 multifamily properties, adding a total of 5,326 units to its multifamily portfolio, three Office Properties, adding a total of 442,792 square feet, and three Retail Properties, which added 711,197 square feet to its retail portfolio. CRLP currently has three active development and redevelopment projects in progress for Multifamily Properties, one Office Property development, and two Retail Property redevelopments. CRLP has also disposed of 18 Multifamily Properties representing 5,667 apartment units, one Office Property representing 25,000 square feet of office space, one Retail Property representing 165,684 square feet of retail space, and has entered into four joint ventures, since the IPO.

         The following is a summary of CRLP's acquisition, disposition, joint venture, and development activity in 2000.

Acquisition and Disposition Activity

         CRLP disposed of five Multifamily Properties, including four in Alabama and one in Florida, representing 1,132 units for a total sale price of $51.9 million. Additionally, CRLP disposed of one Retail Property located in Virginia, representing 165,684 square feet for a total sale price of $9.4 million.

         CRLP also added 575,127 square feet of retail shopping space through the acquisition of an enclosed mall at a net cost of $25.4 million.

Joint Ventures

         During the third quarter of 2000, CRLP entered into a second joint venture with CMS, a Delaware general partnership to which CRLP sold four Multifamily Properties for $35.4 million. CMS has an 85% interest in the joint venture while CRLP has a 15% interest in the joint venture and serves as manager of the properties. At December 31, 2000, CRLP had an ending net investment in the joint venture of $1.0 million.

Development Activity

         During 2000, CRLP completed development and expansion of 1,852 new apartment units in six multifamily communities and acquired land on which it intends to develop additional multifamily communities during 2001 and 2002. The aggregate cost of this multifamily development activity during 2000 was $41.6 million. As of December 31, 2000, CRLP had 984 apartment units in three multifamily communities under development or redevelopment. Management anticipates that the three multifamily projects will be completed during 2001. Management expects to invest an additional $43.4 million over this period to complete these multifamily projects.

         During 2000, CRLP completed development and redevelopment of two office properties, and began development of one office property. The aggregate investment in the office developments during 2000 was $28.7 million. Management estimates that it will invest an additional $17.6 million to complete these projects.

         During 2000, CRLP completed development of three community shopping centers and continued the redevelopment of an enclosed mall and community shopping center. The aggregate investment in the retail developments during 2000 was $44.9 million. Management anticipates that it will invest an additional $44.1 million to complete the retail redevelopments.

         The  table  below   provides   an   overview  of  CRLP's   acquisition,
development, expansion, and redevelopment activity during 2000:


                                 Summary of 2000
                           Acquisition and Development
                                    Activity

        Completion or                                                              Type of  Units (M)   Cost or
         Anticipated                      Name of                                  Property GLA (R/O) Anticipated
       Completion Date                 Property (1)                      Location     (2)     (3)       Cost (4)
    ----------------------  -----------------------------------    ---------------- ------- -------   -----------

Acquisitions:

         3rd Qtr 00        Temple Mall                              Temple, TX          R   575,127     $ 25,400

Developments/Redevelopments/Expansions:

         1st Qtr 00        CV at Ashley Plantation II (expansion)   Bluffton, SC        M       214       13,300
         2nd Qtr 00        CG at Heather Glen                       Orlando, FL         M       448       35,221
         2nd Qtr 00        CG at Liberty Park                       Birmingham, AL      M       300       27,859
         2nd Qtr 00        CG at Madison                            Huntsville, AL      M       336       23,835
         3rd Qtr 00        CG at Promenade                          Montgomery, AL      M       384       28,434
         2nd Qtr 00        CG at Reservoir                          Jackson, MS         M       170       14,301
         1st Qtr 01        CV at Walton Way (redevelopment)         Augusta, GA         M       256        3,315
         3rd Qtr 01        CG at TownPark - Sarasota                Sarasota, FL        M       272       20,619
         4th Qtr 01        CG at TownPark - Lake Mary               Orlando, FL         M       456       37,950
         3rd Qtr 00        Colonial Center at Mansell Overlook 300  Atlanta, GA         O   163,252       22,634
         4th Qtr 00        Independence Plaza (redevelopment)       Birmingham, AL      O   107,281        1,798
         3rd Qtr 01        Colonial Center TownPark 100             Orlando, FL         O   155,386       21,218
         2nd Qtr 00        CP Trussville                            Birmingham, AL      R   388,302       33,729
         3rd Qtr 00        CP Tutwiler Farm                         Birmingham, AL      R   212,075       24,753
         4th Qtr 00        CP Madison                           (5) Huntsville, AL      R   110,820        4,892
         2nd Qtr 01        CP Northdale Court (redevelopment)       Tampa, FL           R   192,726        5,927
         4th Qtr 01        Brookwood Village Mall (redevelopment)   Birmingham, AL      R   750,754       50,209

                                                                                                        --------
                                                                                                        $395,394

                                                                                                        ========


(1) In the listing of Multifamily Property names, CG has been used as an abbreviation for Colonial Grand, CV has been used as an abbreviation for Colonial Village, and CP has been used as an abbreviation for Colonial Promenade.
(2) M refers to Multifamily Properties, O refers to Office Properties, and R refers to Retail Properties.
(3) Units (in this table only) refers to multifamily apartment units and GLA refers to gross leasable area of office and retail space.
(4)      Amounts in thousands.
(5) Property is owned through a joint venture, in which the Company is a 50% partner. Cost reflected is 50% of total cost of the project.
(6) Reported amount updates the amount in the Notes to Consolidated Financial Statements, to reflect a change in project scope.


Completed Multifamily Development and Expansion Activity

         Colonial Village at Ashley Plantation--CRLP completed construction on a 214-unit expansion of Colonial Village at Ashley Plantation located in Bluffton, South Carolina during the first quarter of 2000. This expansion phase offers the same amenities as the existing community. Project development costs, including land acquisition costs, totaled $13.3 million and were funded through advances on CRLP's line of credit.

         Colonial Grand at Heather Glen-- CRLP completed construction on a 448-unit development located in Orlando, Florida during the second quarter of 2000. The new apartments offer a variety of amenities, including a clubhouse, car-care center, fitness center with a child play area, two swimming pools, tennis courts, and a picnic area. Project development costs, including land acquisition costs, totaled $35.2 million and were funded through advances on CRLP's line of credit.

         Colonial Grand at Liberty Park-- CRLP completed construction on a 300-unit development located in Birmingham, Alabama during the second quarter of 2000. The new apartments feature numerous luxuries, including a security system, automated climate control, high-speed Internet access, and home theatre pre-wiring. Project development costs, including land acquisition costs, totaled $27.9 million and were funded through advances on CRLP's line of credit.

         Colonial Grand at Madison-- CRLP completed construction on a 336-unit development located in Huntsville, Alabama during the second quarter of 2000. The new apartments offer a variety of amenities, including a swimming pool, an exercise room, tennis courts, and a car wash. Project development costs, including land acquisition costs, totaled $23.8 million and were funded through advances on CRLP's line of credit.

         Colonial Grand at Promenade-- CRLP completed construction on a 384-unit development located in Montgomery, Alabama during the third quarter of 2000. The new apartments feature numerous luxuries, including a security system, automated climate control, high-speed Internet access, and home theatre pre-wiring. Project development costs, including land acquisition costs, totaled $28.4 million and were funded through advances on CRLP's line of credit.

         Colonial Grand at The Reservoir-- CRLP completed construction on a 170-unit development located in Jackson, Mississippi during the second quarter of 2000. The new apartments offer a variety of amenities, including a fitness center, swimming pool, garages, and tennis courts. Project development costs, including land acquisition costs, totaled $14.3 million and were funded through advances on CRLP's line of credit.

Continuing Multifamily Expansion and Development Activity

         Colonial Village at Walton Way--CRLP continued the redevelopment of Colonial Village at Walton Way, a 256-unit multifamily community located in Augusta, Georgia. Project redevelopment costs are expected to total $3.3 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete the redevelopment in the first quarter of 2001.

         Colonial Grand at TownPark - Sarasota--During the second quarter of 2000, CRLP began the development of Colonial Grand at TownPark - Sarasota, a 272-unit multifamily community located in Sarasota, Florida. The new apartments will include numerous luxuries, including high-speed Internet access, fitness center, a swimming pool, and a resident business center. Project development costs, including land acquisition costs are expected to total $20.6 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete the development during the third quarter of 2001.

         Colonial Grand at TownPark - Lake Mary--During the third quarter of 2000, CRLP began the development of Colonial Grand at TownPark - Lake Mary, a 456-unit multifamily community located in Orlando, Florida. The new apartments will include numerous luxuries, including high-speed Internet access, fitness center, a swimming pool, and a resident business center. Project development costs, including land acquisition costs are expected to total $38.0 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete the development during the fourth quarter of 2001.

Completed Office Property Development and Redevelopment Activity

         Colonial Center at Mansell Overlook 300--During the third quarter of 2000, CRLP completed the development of Colonial Center at Mansell Overlook 300, a 163,252 square foot Class A office building located in Atlanta, Georgia. The building includes the most advanced technology systems available in the market, including high-speed internet access, fiber optic network infrastructure, and state-of-the art, customer controlled energy management system. Project development costs, including land acquisitions totaled $22.6 million and were funded through advances on CRLP's line of credit.

         Independence Plaza--During the fourth quarter of 2000, CRLP completed the redevelopment of Independence Plaza, a 107,281 square foot office building located in Birmingham, Alabama. Project redevelopment costs totaled $1.8 million and were funded through advances on CRLP's line of credit.

New Office Property Development

         Colonial Center TownPark 100--During the second quarter of 2000, CRLP began the development of Colonial Center TownPark 100, a 155,386 square foot Class A office building in Orlando, Florida. Situated in a natural environment, the building will include the most advanced technology systems available in the market, including high-speed internet access and fiber optic network infrastructure. Additionally, the building will include a fitness center with lockers and shower facilities. Project development costs, including land acquisitions are expected to total $21.2 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete the project in the third quarter of 2001.

Retail Property Acquisitions

         Temple Mall--In August 2000, CRLP acquired Temple Mall, a 575,127 square foot mall in Temple, Texas for a total purchase price of $25.4 million. The mall anchors include JC Penney, Dillards, Foley's and Stein Mart. The purchase price was partially funded through the proceeds received from the disposition of assets, and an advance on CRLP's line of credit.

Completed Retail Development Activity

         Colonial Promenade Trussville--During the second quarter of 2000, CRLP completed the development of a 388,302 square foot retail shopping center in Birmingham, Alabama. The shopping center development is anchored by a Wal-Mart Supercenter, Regal Cinemas, Marshall's Department Store, and Goody's Family Clothing, and was 100% occupied upon completion. Project expansion costs, including land acquisition costs totaled $33.7 million and were funded through advances on CRLP's line of credit.

         Colonial Promenade at Tutwiler Farm--During the third quarter of 2000, CRLP completed the development of a 212,075 square foot retail shopping center in Birmingham, Alabama. The shopping center development is anchored by a Home Depot, Target, and Michaels. Project expansion costs totaled $24.8 million and were funded through advances on CRLP's line of credit and the issuance of units of CRLP.

         Colonial Promenade Madison--During the fourth quarter of 2000, CRLP completed the development of an 110,820 square foot retail shopping center in Huntsville, Alabama. The shopping center development is anchored by a Publix Supermarket, and includes approximately 30,000 square feet of small shop space. Project expansion costs for CRLP totaled $4.9 million, which were funded through advances on CRLP's line of credit. CRLP is a 50% owner in the property through a joint venture.

Retail Redevelopment Activity

         Northdale Court--During the fourth quarter of 1999, CRLP began the redevelopment of Northdale Court, a 192,726 square foot strip center located in Tampa, Florida. Project redevelopment costs are expected to total $5.9 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete the redevelopment during the second quarter of 2001.

         Brookwood Village Mall--During the third quarter of 1999, CRLP began the redevelopment and expansion of Brookwood Village Mall, an enclosed mall located in Birmingham, Alabama. The renovations will include a grand entrance offering valet parking, natural lighting through the use of skylights, custom light fixtures, stone flooring, and plush area carpeting. The mall will also offer an upscale selection of merchants as new tenants, restaurants, and entertainment venues are added. Project redevelopment and expansion costs are expected to total $50.2 million and will be funded through CRLP's unsecured line of credit. CRLP expects to complete the redevelopment and expansion during the fourth quarter of 2001.

Financing Activity

         During 2000, CRLP funded a portion of its acquisitions and developments through the issuance of debt securities. During 2000, CRLP completed the following debt transactions:

                                 Debt Offerings

                                                                      Gross
                       Type of                                       Proceeds
      Date               Note             Maturity       Rate     (in thousands)
----------------- ------------------- -------------------------- ---------------
February          Medium-term         February, 2005     8.82%   $       25,000
February          Medium-term         February, 2010     8.80%           20,000
March             Medium-term         March, 2010        8.80%            5,000
December          Medium-term         December, 2010     8.08%           10,000
December          Medium-term         December, 2010     8.05%           10,000

         During March 2000, CRLP increased the borrowing capacity under its unsecured line of credit from $250 million to $300 million. The credit facility, which is used by CRLP primarily to finance additional property investments, bears interest at LIBOR plus 115 basis points, is renewable in March 2003, and provides for a two-year amortization in the case of non-renewal. The line of credit agreement includes a competitive bid feature that will allow CRLP to convert up to $150 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. As of December 31, 2000, the balance outstanding on CRLP's line of credit was $214.4 million.

Business Strategy

         The general business strategy of the Company and CRLP is to generate stable and increasing cash flow and portfolio value for its shareholders and unitholders. The Company and CRLP has implemented this strategy principally by
(i) realizing growth in income from its existing portfolio of properties, (ii) developing, expanding, and selectively acquiring additional multifamily, office, and retail properties in growth markets located in the Sunbelt region of the United States, where the Company and CRLP has first-hand knowledge of growth patterns and local economic conditions, (iii) managing its own properties, which has enabled it to better control operating expenses and establish long-term relationships with its office and retail tenants, (iv) maintaining its third-party property management business, which has increased cash flow and established additional relationships with tenants, and (v) employing a comprehensive capital maintenance program to maintain properties in first-class condition. The Company and CRLP's business strategy and the implementation of that strategy are determined by the Company's board of trustees and may be changed from time to time.

Financing Strategy

         CRLP's strategy is to maintain coverage ratios in order to sustain its investment grade status. CRLP's total market capitalization as of December 31, 2000, was $2.2 billion, and its ratio of debt to total market capitalization was 52.7%. We calculate debt to total market capitalization as total debt as a percentage of total debt, including preferred units, plus the market value of our outstanding common shares of beneficial interest and the outstanding units. At December 31, 2000, CRLP's total debt of $1.18 billion included fixed-rate debt of $1.04 billion, or 87.9% of total debt, and floating-rate debt of $143.0 million, or 12.1% of total debt. Certain loan agreements of CRLP contain restrictive covenants, which among other things require maintenance of various financial ratios. At December 31, 2000, CRLP was in compliance with these covenants.

         CRLP entered into several different hedging transactions in an effort to manage exposure to changes in interest rates. As a matter of policy, CRLP never engages in speculative hedging, but uses plain vanilla type, over-the-counter derivative instruments that are commonly used by public companies in corporate America to meet similar hedging objectives.

         On February 10, 2000, CRLP entered into two interest-rate swap agreements on $50 million of its' medium term notes. Under the terms of the agreements, CRLP received a fixed interest rate of 7.37% and was required to pay one- month LIBOR. On October 25, 2000, CRLP terminated the swap agreements and received $1.5 million. This premium will be amortized over the remaining term of the notes. An interest rate swap in the amount of $125 million is in place on CRLP's line of credit effective October 25, 2000. The swap fixes the rate on the floating-line for one year at a rate of 7.66%.

         To reduce interest costs and to take advantage of the favorable interest rate environment, CRLP engaged in an interest rate swap agreement on $30.2 million of amortizing variable rate debt, and fixed the rate on the debt to 6.79% for five years. In anticipation of a debt offering six months hence, CRLP entered into a forward-starting swap for $32.5 million, thereby locking in a fixed rate of 6.20%. Additionally, CRLP purchased an interest rate cap in order to limit the degree to which interest rates may rise over the next two years. The cap covers $30.4 million of LIBOR-based debt at 11.20% through June 30, 2003.

         CRLP may from time to time reevaluate its borrowing policies in light of then current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities, and other factors. CRLP may modify its borrowing policy and may increase or decrease its ratio of debt to total market capitalization. To the extent that the board of trustees of CRLP determines to seek additional capital, CRLP may raise such capital through additional equity offerings, debt financings, asset dispositions, or retention of cash flow (subject to provisions in the Internal Revenue Code of 1986, as amended, (the "Code") requiring the distribution by a REIT of a certain percentage of taxable income and taking into account taxes that would be imposed on undistributed taxable income) or a combination of these methods.

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

Operational Structure

         Multifamily Division--CRLP's multifamily division is responsible for all aspects of multifamily operations, including day-to-day management and leasing of the 53 Multifamily Properties, as well as the provision of third-party management services for apartment communities in which CRLP does not have an ownership interest or has a non-controlling ownership interest. The multifamily division utilizes centralized functions of accounting, information technology, due diligence and administrative services. Decisions for investments in acquisitions and developments and for dispositions are also centralized.

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

         Retail Division--CRLP's retail division is responsible for all aspects of CRLP's retail operations, including the provision of management and leasing services for the 45 Retail Properties, as well as the provision of third-party management services for retail properties in which CRLP does not have an ownership interest and for brokerage services in other retail property transactions. The retail division utilizes centralized functions of accounting, information technology, due diligence and administrative services. Decisions for investments in acquisitions and developments and for dispositions are also centralized.

Employees

         CRLP employs approximately 1,000 persons, including on-site property employees who provide services for the Properties that CRLP owns and/or manages.

Tax Status

         CRLP has no provision for income taxes since all taxable income or loss or tax credits are passed through to the partners. The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ending December 31, 1993. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to Federal income tax to the extent it distributes at least 90% of its REIT taxable income to its shareholders. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

                                  RISK FACTORS

         Set forth below are the risks that we believe are material to investors who purchase or own our units of limited partnership interest. Our units are redeemable for cash or, at the election of Colonial Properties Trust, on a one-for-one basis for Colonial Properties Trust's shares of beneficial interest.

         Our assets may not generate sufficient income to pay our expenses, and we may not be able to control our operating costs

     If our assets do not generate income sufficient to pay our expenses and maintain our properties, or if we do not adequately control our operating costs, we may not be able to pay our expenses, maintain our properties or service our debt. A number of factors may adversely affect our ability to generate sufficient income. These factors include:

o whether or not we can attract tenants at favorable rental rates, which will depend on several factors, including:

                  -- local conditions such as an oversupply of, or reduction in demand for, multifamily, retail or office properties;

                  -- the attractiveness of our properties to residents, shoppers and tenants, and

                  --  decreases in market rental rates;

o        our ability to collect rent from our tenants.

         Factors that may adversely affect our operating costs include:

o the need to pay for insurance and other operating costs, including real estate taxes, which could increase over time;

o        the need periodically to repair, renovate and relet space;

o the cost of compliance with governmental regulation, including zoning and tax laws;

o        the potential for liability under applicable laws;

o        interest rate levels; and

o        the availability of financing.

         Our expenses may remain constant even if our revenues decrease

     The expense of owning and operating a property is not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property. As a result, if revenues drop, we may not be able to reduce our expenses accordingly. Loan payments are an example of a cost that will not be reduced if our revenues decrease. If a property is mortgaged and we are unable to meet the mortgage payments, the lender could foreclose on the mortgage and take the property, resulting in a further reduction in revenues.

         We may be unable to renew leases or relet space as leases expire

     If our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if the tenants do renew or we can relet the space, the terms of renewal or reletting, including the cost of required renovations, may be less favorable than current lease terms. If we are unable to renew the leases or relet the space promptly, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then our cash flow will be adversely affected.

         We depend on local economic conditions in our primary markets

     All of our properties are located in the Sunbelt region of the United States, and 49 of our properties are located in Birmingham and Montgomery, Alabama, Orlando, Florida and Macon, Georgia. Our performance and ability to pay our expenses, maintain our properties and service our debt could be adversely affected by economic conditions in the Sunbelt region and in Birmingham, Montgomery, Orlando and Macon in particular.

         New acquisitions and developments may fail to perform as expected

     Assuming we are able to obtain capital on commercially reasonable terms, we intend to selectively acquire multifamily, retail or office properties where we perceive investment opportunities that are consistent with our business strategies. Newly acquired properties may fail to perform as expected. We may underestimate the costs necessary to bring an acquired property up to the standards we have established for its intended market position. In addition, we may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms.

         Competition for acquisitions could result in increased prices for properties

     We expect other major real estate investors with significant capital to compete with us for attractive investment opportunities. These competitors include publicly traded REITs, private REITs, investment banking firms and private institutional investment funds. This competition could increase prices for multifamily, retail or office properties.

         Our development and expansion activities may result in significant costs, and new properties may be slow to generate income

     We intend to continue to develop new properties and expand existing properties where we believe that development or expansion is consistent with our business strategies. New projects subject us to a number of risks, including the risks that:

o        construction delays or cost overruns may increase project costs;

o permanent debt or equity financing may not be available on acceptable terms to finance new development or expansion projects;

o        we may fail to meet anticipated occupancy or rent levels;

o we may fail to secure required zoning, occupancy or other governmental permits and authorizations; and

o changes in applicable zoning and land use laws may require us to abandon projects prior to their completion, resulting in the loss of development costs incurred up to the time of abandonment.

         Because real estate investments are illiquid, we may not be able to sell properties when appropriate

     Real estate investments generally cannot be sold quickly. We may not be able to vary our portfolio promptly in response to economic or other conditions. This inability to respond to changes in the performance of our investments could adversely affect our ability to service our debt.

         Environmental problems are possible and can be costly

     Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real property to investigate and clean up hazardous or toxic substances or petroleum product releases at the property, without regard to whether the owner or operator knew or caused the presence of the contaminants. If unidentified environmental problems arise at one of our properties, we may have to make substantial payments to a governmental entity or third parties for property damage and for investigation and clean-up costs. Even if more than one person may have been responsible for the contamination, we may be held responsible for all of the clean-up costs incurred. Our liability under environmental laws could adversely affect our cash flow and our ability to service our debt.

     At one of our properties, the Gadsden Mall in Gadsden, Alabama, four underground storage tanks were removed in 1989. In connection with the removal of these gasoline storage tanks, associated petroleum contamination was discovered in the soil and groundwater. Because the tanks were registered with the Alabama Department of Environmental Management and the facility was in compliance with regulations prior to the incident, we have been reimbursed under the Alabama Underground Storage Tank Trust Fund for the costs incurred to date in connection with the ongoing cleanup, and we expect to be reimbursed for the remaining costs as well. We have received a "no further action" letter from the Alabama Department of Environmental Management.

     On December 29, 1998, we acquired Bel Air Mall in Mobile, Alabama. During the course of our environmental due diligence, we identified several different areas of the property in which contamination is present. One of those areas involves drycleaner solvent; the others involve petroleum contamination. The Alabama Department of Environmental Management is overseeing the investigation and cleanup of the drycleaner contamination. It is possible that a claim could be asserted against us, as owner of the property, for the investigation and remediation of the contamination. Under the terms of the purchase and sale agreement, the former owner of the property purchased a $10 million insurance policy and established escrow accounts totaling $1,275,000 to cover the costs associated with investigating and remediating the contaminated areas. In addition, subject to limitations, the seller will be performing all required remediation of the drycleaner contamination.

     In December of 2000, an environmental consulting firm performed an environmental assessment of one of our properties, the Colonial Promenade Tuskawilla shopping center in Winter Springs, Florida. The environmental assessment indicated that an area of the property and the groundwater beneath it was contaminated with drycleaner solvent from a drycleaning facility located on the property. The environmental consultant has suggested further evaluation of the property to determine whether the contamination can or should be remediated. Although the site of the drycleaning facility has been accepted into a Drycleaner Solvent Cleanup Program funded by the Florida Department of Environmental Protection, at this time, we do not know whether the site will be remediated under this program. It is possible that claims related to the contamination could be asserted against us, as owner of the property, including for the investigation and remediation of contamination.

         Some potential losses are not covered by insurance

     We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, certain types of losses, such as lease and other contract claims, that generally are not insured. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

Debt financing, financial covenants, our degree of leverage and increases in interest rates could adversely affect our economic performance

         Scheduled debt payments could adversely affect our financial condition

     Our business is subject to risks normally associated with debt financing. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt. If prevailing interest rates or other factors at the time of refinancing, such as the possible reluctance of lenders to make commercial real estate loans, result in higher interest rates, increased interest expense would adversely affect cash flow and our ability to service our debt.

         Our  obligation  to  comply  with  financial   covenants  in  our  debt
agreements could restrict our range of operating activities

     Our credit facility contains customary restrictions, requirements and other limitations on our ability to incur debt, including:

o        debt to assets ratios;

o        secured debt to total assets ratios;

o        debt service coverage ratios; and

o        minimum ratios of unencumbered assets to unsecured debt.

     The indenture under which our senior unsecured debt is issued contains financial and operating covenants including coverage ratios. Our indenture also limits our ability to:

o        incur secured and unsecured indebtedness;

o        sell all or substantially all or our assets; and

o        engage in mergers, consolidations and acquisitions.

         Our degree of leverage could limit our ability to obtain additional financing

     Our "debt to market capitalization" ratio, which we calculate as total debt as a percentage of total debt plus the market value of outstanding units, was approximately 52.7% as of December 31, 2000. Increases in our leverage could adversely affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, and may make us more vulnerable to a downturn in business or the economy generally.

         Rising interest rates could adversely affect our cash flow

     Advances under our credit facility bear interest at a rate of 115 basis points above LIBOR. We may borrow additional money with variable interest rates in the future, and may enter into other transactions to limit our exposure to rising interest rates as appropriate and cost effective. Increases in interest rates, or the loss of the benefits of hedging agreements, would increase our interest expense, which would adversely affect cash flow and our ability to service our debt.

Some of our general partner's trustees and officers have conflicts of interest and could exercise influence in a manner inconsistent with holders of interests in the Company

     As a result of their substantial ownership of units, Messrs. Thomas Lowder, the Company's Chairman of the Board, Chief Executive Officer and President, and James Lowder, Harold Ripps, Herbert Meisler, M. Miller Gorrie, and William Johnson, each of whom is a trustee of the Company, might seek to exert influence over our decisions as to sales or refinancings of particular properties we own. Any such exercise of influence might produce decisions that are not in the best interest of all of the holders of interests in the Company.

     The Lowder family, which includes Thomas and James Lowder, who are brothers, and their affiliates, holds interests in companies that have performed construction, management, insurance brokerage and other services with respect to our properties. These companies may perform similar services for us in the future. As a result, the Lowder family may realize benefits from transactions between such companies and the Company that are not realized by other holders of interests in the Company. In addition, Thomas and James Lowder, as trustees of the Company, may be in a position to influence the Company to do business with companies in which the Lowder family has a financial interest. Our policies may not be successful in eliminating the influence of conflicts. Moreover, transactions with companies controlled by the Lowder family, if any, may not be on terms as favorable to us as we could obtain in an arms-length transaction with a third party.

We are dependent on external sources of capital

         To qualify as a REIT, Colonial Properties Trust must distribute to our shareholders each year at least 90% of our REIT taxable income, excluding any net capital gain. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs from income from operations. We therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. Moreover, additional equity offerings may result in substantial dilution of our shareholders' interests, and additional debt financing may substantially increase our leverage.

We may change our business policies in the future

         Our major policies, including our policies with respect to development, acquisitions, financing, growth, operations, debt capitalization and distributions, are determined by the Company's board of trustees. Although it has no present intention to do so, the board may amend or revise these and other policies from time to time. A change in these policies could adversely affect our financial condition, results of operations or ability to service debt.

Colonial Properties Trust intends to qualify as a REIT, but we cannot guarantee that it will qualify

         We believe that Colonial Properties Trust has qualified for taxation as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 1993. If Colonial Properties Trust qualifies as a REIT, it generally will not be subject to federal income tax on our income that it distributes to its shareholders. Colonial Properties Trust plans to continue to meet the requirements for taxation as a REIT, but it may not qualify. Many of the REIT requirements are highly technical and complex. The determination that it is a REIT requires an analysis of various factual matters and circumstances that may not be totally within its control. For example, to qualify as a REIT, at least 95% of its gross income must come from sources that are itemized in the REIT tax laws. Colonial Properties Trust generally is prohibited from owning more than 10% of the voting securities or more than 10% of the value of the outstanding securities of any one issuer, subject to certain exceptions, including an exception with respect to corporations electing to be "taxable REIT subsidiaries," and it is also required to distribute to shareholders at least 90% of its REIT taxable income, excluding capital gains. The fact that it holds most of its assets through CRLP further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize its REIT status. Furthermore, Congress and the Internal Revenue Service might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for it to remain qualified as a REIT. We do not believe, however, that any pending or proposed tax law changes would jeopardize its REIT status.

         If Colonial Properties Trust failed to qualify as a REIT, it would be subject to federal income tax at regular corporate rates. Also, unless the Internal Revenue Service granted it relief under certain statutory provisions, it would remain disqualified as a REIT for the four years following the year it first failed to qualify. If it failed to qualify as a REIT, it would have to pay significant income taxes and would therefore have less money available for investments or for distributions to shareholders. This would likely have a significant adverse affect on the value of its common shares. In addition, it would no longer be required to make any distributions to shareholders, but it would still be required to distribute quarterly substantially all of our net cash revenues to our unitholders.

Item 2.           Properties.

General

         As of December 31, 2000, CRLP's real estate portfolio consisted of 115 operating properties consisting of whole or partial ownership interests, located in nine states in the Sunbelt region of the United States. CRLP acquired 36 properties in connection with the Formation Transactions, and acquired or developed 94 properties since CRLP's initial public offering ("IPO"). Since CRLP's IPO, CRLP has developed 22 additional Multifamily Properties, three Office Properties, three Retail Properties, and has disposed of fifteen properties. Additionally, CRLP maintains non-controlling partial interests of 15% to 50% in 13 operating properties. The 115 Properties owned by CRLP at December 31, 2000 consisted of 53 Multifamily Properties, 17 Office Properties, and 45 Retail Properties, as described in more detail below.

                              Summary of Properties

                                                          Total 2000       Percent of
                                          Units/           Property        Total 2000        Percentage
                          Number of        GLA/           Revenue (2)       Property        Occupancy at
 Type of Property         Properties      NRA (1)        (in thousands)    Revenue (2)    Dec. 31, 2000 (3)
----------------------   -----------   -------------    ---------------   ------------   ------------------
 Multifamily                     53          17,189  (4)     $ 118,807          37.9%          94.0%
 Office                          17       3,244,369  (5)      $ 49,755          15.9%          94.6%
 Retail                          45      15,183,938  (6)     $ 143,914          46.2%          90.2%
                         -----------                    ---------------   ------------
     Total                      115                          $ 312,476         100.0%
                         ===========                    ===============   ============

(1) Units (in this table only) refers to multifamily apartment units, GLA refers to gross leasable area of retail space and NRA refers to net rentable area of office space. Information is presented as of December 31, 2000.
(2) Includes CRLP's proportionate unit of revenue from those Multifamily, Office and Retail Properties accounted for under the equity method, and CRLP's unit of the properties disposed of in 2000.
(3) Excludes the units/square feet of development or expansion phases of five Multifamily Properties, and three Retail Properties that had not achieved stabilized occupancy as of December 31, 2000.
(4) Amount includes 2,833 units in which CRLP maintains a 15.0% ownership interest.
(5) Amount includes 29,737 square feet in which CRLP maintains a 33.33% ownership interest.
(6) Amount includes 1,466,214 square feet in which CRLP maintains a 50.0% ownership interest.


Multifamily Properties

         The 53 Multifamily Properties owned by CRLP at December 31, 2000, contain a total of 17,189 garden-style apartments and range in size from 104 to 1,080 apartment units. Fourteen of the Multifamily Properties were acquired by CRLP in connection with the Formation Transactions, and 29 Multifamily Properties have been acquired since the IPO. Also, since the IPO, CRLP has developed 19 additional Multifamily Properties and disposed of nine Multifamily Properties. Twenty-four Multifamily Properties (containing a total of 8,329 apartment units) are located in Alabama, 15 Multifamily Properties (containing a total of 5,338 apartment units) are located in Florida, nine Multifamily Properties (containing a total of 1,938 apartments units) are located in Georgia, two Multifamily Property (containing a total of 498 apartment units) are located in Mississippi, two Multifamily Properties (containing a total of 764 apartment units) are located in South Carolina, and one Multifamily Property (containing 322 apartment units) is located in Texas. Each of the Multifamily Properties is established in its local market and provides residents with numerous amenities, which may include a swimming pool, exercise room, jacuzzi, clubhouse, laundry room, tennis court(s), and/or a playground. All of the Multifamily Properties are managed by CRLP.

         The following table sets forth certain additional information relating to the Multifamily Properties as of and for the year ended December 31, 2000.


                             Multifamily Properties

                                                                                                               Total
                                                                                                  Average   Multifamily  Percent of

                                                Year        Number       Approximate              Rental     Property    Total 2000
 Multifamily                                 Completed        of         Rentable Area Percent     Rate     Revenue for   Property
 Property (1)                  Location         (2)        Units (3)     (Square Feet) Occupied   Per Unit      2000     Revenue (4)
-------------------------   --------------   -----------  -----------   -------------  --------  ----------------------  -----------

 Alabama:

CG at Edgewater                 Huntsville         1990          500        541,650      96.0% $     674   $ 3,849,080       1.2%
CG at Galleria                  Birmingham         1986/96     1,080      1,195,186      93.7%       629     7,369,015       2.4%
CG at Galleria Woods            Birmingham         1994          244        260,720      98.8%       666     1,874,783       0.6%
CG at Liberty Park              Birmingham         2000          300        338,684        (7)       983     1,566,140(6)    0.5%
CG at Madison                   Huntsville         2000          336        354,592      96.0%       753     2,328,694(6)    0.7%
CG at Mountain Brook (8)        Birmingham         1987/91       392        392,700      89.0%       700       444,057       0.1%
CG at Promenade                 Montgomery         2000          384        424,372        (7)       796     2,186,472(6)    0.7%
CG at Riverchase                Birmingham         1984/91       468        745,840      89.0%       792     3,891,779       1.2%
CG/CV at Inverness Lakes (8)    Mobi1e             1983/96       498        506,386      88.0%       622     1,923,424       0.6%
Colony Park                     Mobile             1975          201        129,600      95.0%       433       913,353       0.3%
CV at Ashford Place             Mobile             1983          168        139,128      90.0%       535       967,104       0.3%
CV at Cahaba Heights (8)        Birmingham         1992          125        131,230      95.2%       732       153,897       0.0%
CV at Hillcrest                 Mobile             1981          104        114,400      96.2%       633       767,491       0.2%
CV at Hillwood (8)              Montgomery         1984          160        150,912      90.1%       578       568,061       0.2%
CV at Huntleigh Woods           Mobile             1978          233        199,052      92.7%       480     1,232,102       0.4%
CV at Inverness                 Birmingham         1986/87/90    586        491,072      94.9%       598     3,861,766       1.2%
CV at McGehee Place             Montgomery         1986/95       468        404,188      89.1%       569     2,784,836       0.9%
CV at Monte D'Oro               Birmingham         1977          200        295,840      99.0%       716     1,631,055       0.5%
CV at Research Park             Huntsville         1987/94       736        809,344      93.0%       611     5,042,642       1.6%
CV at Rocky Ridge (8)           Birmingham         1984          226        258,900      97.0%       640       867,662       0.3%
CV at Trussville                Birmingham         1996/97       376        410,340      90.8%       715     3,068,526       1.0%
Patio                           Auburn             1966/83/84    240        179,040      90.0%       427     1,161,287       0.4%
Ski Lodge Tuscaloosa            Tuscaloosa         1976/92       304        273,056      95.6%       424     1,542,669       0.5%
                                                             -----------  ----------    -------    -------  -----------    ------
     Subtotal - Alabama (24 Properties)                        8,329      8,746,232      93.0%       646    49,995,895      15.9%
                                                              ----------- ----------    -------    -------  -----------    ------
Florida:
CG at Bayshore                  Bradenton          1997          376        368,870      97.0%       747     3,389,712       1.1%
CG at Carrollwood               Tampa              1966          244        286,080      97.0%       853     2,418,409       0.8%
CG at Citrus Park               Tampa              1999          176        200,288      89.9%       899     1,895,355       0.6%
CG at Cypress Crossing          Orlando            1999          250        314,596      96.0%       985     2,910,885       0.9%
CG at Gainesville               Gainesville        1989/93/94    560        488,624      97.9%       725     5,089,097       1.6%
CG at Heather Glen              Orlando            2000          448        524,074        (7)       900     3,144,841(6)    1.0%
CG at Heathrow                  Orlando            1997          312        370,028      96.2%       919     3,386,935       1.1%
CG at Hunter's Creek            Orlando            1997          496        624,464      96.0%       905     5,083,958       1.6%
CG at Lakewood Ranch            Sarasota           1999          288        301,656      97.9%       930     3,274,830       1.0%
CG at Palm Aire                 Sarasota           1991                   2,402,980        (9)                               0.8%
CG at Palma Sola                Bradenton          1992          340        291,796      98.2%       725     2,908,172       0.9%
CG at Ponte Vedra (8)           Jacksonville       1988          240        211,640      96.0%       743       297,565       0.1%
CV at Cordova                   Pensacola          1983          152        116,400      92.0%       529       907,986       0.3%
CV at Lake Mary                 Orlando            1991/95       504        431,396      97.0%       698     4,273,558       1.4%
CV at Oakleigh                  Pensacola          1997          176        185,680      98.8%       746     1,580,681       0.5%
CG at Town Park                 Orlando                                                    (7)       (7)        53,226       0.0%
CV at River Hills (8)           Tampa              1991/97       776        690,312      93.7%       648       864,055       0.3%
                                                            -----------   ----------    -------    -------  -----------    ------
     Subtotal - Florida (15 Properties)                        5,338      5,405,904      96.5%       788    43,882,245      14.0%
                                                            -----------   ----------    -------    -------  -----------    ------
Georgia:
CG at Barrington Club (8)       Macon              1996          176        191,940      97.7%       726       212,309       0.1%
CG at Spring Creek              Macon              1992/94       296        328,032      96.7%       650     2,260,209       0.7%
CG at Wesleyan                  Macon              1997          328        382,946      93.0%       702     2,712,601       0.9%
CV at North Ingle               Macon              1983          140        133,338      95.0%       577       893,065       0.3%
CV at Stockbridge (8)           Stockbridge        1993/94       240        253,200      94.8%       759       315,272       0.1%
CV at Timothy Woods             Athens             1996          204        211,444      95.1%       759     1,761,666       0.6%
CV at Vernon Marsh              Savannah           1986/87       178        151,226      99.0%       644     1,333,263       0.4%
CV at Walton Way                Augusta            1984          256        254,264        (7)       603     1,387,791       0.4%
CV at White Bluff               Savannah           1986          120        108,288      99.2%       665       928,658       0.3%
                                                            -----------   ----------    -------    ------   -----------    ------
     Subtotal - Georgia (9 Properties)                         1,938      2,014,678      95.9%       680    11,804,834       3.8%
                                                            -----------   ----------    -------    ------   -----------    ------
Mississippi:
CV at Natchez Trace             Jackson            1995/97       328        342,800      85.0%       692     2,540,491       0.8%
CG at The Reservoir             Jackson            2000          170        195,604      95.3%       812     1,006,750(6)    0.3%
                                                            -----------   ----------    -------    ------    ----------    ------
     Subtotal - Mississippi (2 Property)                         498        538,404      88.5%       733     3,547,241       1.1%
                                                            -----------   ----------    -------    ------    ----------    ------
South Carolina:
CV at Ashley Plantation         Bluffton           1998/2000     414        425,095      91.5%       788     3,798,991(6)    1.2%
CV at Caledon Wood              Greenville         1995/96       350        348,305      90.0%       709     2,752,593       0.9%
                                                            -----------   ----------    -------    ------    ----------    ------
     Subtotal - South Carolina (2 Properties)                    764        773,400      90.8%       752     6,551,584       2.1%
                                                            -----------   ----------    -------    ------    ----------    ------
Texas:
CV at Haverhill                 San Antonio        1997          322        326,914      91.7%       901     3,024,975       1.0%
                                                            -----------   ----------    -------    ------    ----------    ------
     Subtotal - Texas (1 Property)                               322        326,914      91.7%       901     3,024,975       1.0%
                                                            -----------   ----------    -------    ------    ----------    ------
     TOTAL (53 Properties)                                    17,189     17,805,532      94.0%     $ 707(5)$118,806,774     37.9%
                                                            ===========  ===========    =======    ======  ============    ======


(footnotes on next page)


(1) All Multifamily Properties are 100% owned by CRLP with the exception of the properties noted in (8) below. In the listing of Multifamily Property names, CG has been used as an abbreviation for Colonial Grand and CV as an abbreviation for Colonial Village.
(2) Year initially completed and, where applicable, year(s) in which additional phases were completed at the Property.
(3) Units (in this table only) refers to multifamily apartment units. Number of Units includes all apartment units occupied or available for occupancy at December 31, 2000.
(4) Percent of Total 2000 Property Revenue represents the Multifamily Property's proportionate share of all revenue from CRLP's 115 Properties, including the partially owned properties.
(5) Represents weighted average rental rate per unit of the 53 Multifamily Properties at December 31, 2000.
(6) Represents revenues from the date of CRLP's development/expansion of this Property in 2000 through December 31, 2000.
(7)      Expanded or newly developed property currently undergoing lease-up.
(8) These properties were sold by CRLP during 1999 or 2000 to a joint venture formed by the Company and an unrelated party. CRLP holds a 15% non-controlling interest in these joint ventures.
(9)      This property was sold during 2000.

         The following table sets forth the total number of apartment units, percent leased and average base rental rate per apartment unit as of the end of each of the last five years for the Multifamily Properties:


                                                                Average Base
                             Number            Percent          Rental Rate
        Year-End           of Units (1)       Leased (2)          Per Unit
       --------            ------------      -----------          --------
  December 31, 2000           17,189             94.0%              $707
  December 31, 1999           16,415             93.9%              $688
  December 31, 1998           15,381             93.5%              $642
  December 31, 1997           13,759             93.8%              $631
  December 31, 1996           13,617             94.8%              $579


(1) Units (in this table only) refers to multifamily apartment units owned at year end, which includes 2,833 units partially owned by CRLP at December 31, 2000.

(2) Represents weighted average occupancy of the Multifamily Properties that had achieved stabilized occupancy at the end of the respective period.

Office Properties

         The 17 Office Properties owned by CRLP at December 31, 2000, contain a total of approximately 3.2 million rentable square feet. Fourteen of the Office Properties are located in Alabama (representing 67% of the office portfolio's net rentable square feet) , one is located in Atlanta, Georgia and two are located in Florida. The Office Properties range in size from approximately 34,000 square feet to 698,000 square feet. Five of the Office Properties were developed by Colonial, three of the Properties were acquired at various times between 1980 and 1990, eight of the Properties were acquired in 1997 and 1998, and one of the Properties was acquired in 1999. All of the Office Properties are managed by CRLP.

         The following table sets forth certain additional information relating to the Office Properties as of and for the year ended December 31, 2000.


                                Office Properties

                                                                                                        Average
                                                                                                         Base

                                                                        Net                              Rent
                                                                      Rentable                           Per Total Office Percent of
                                                            Year        Area                Total       Leased  Property  Total 2000
 Office                                                   Completed    Square    Percent  Annualized    Square Revenue for Property
 Property (1)                               Location         (2)        Feet     Leased   Base Rent)(2)  Foot   2000 (3) Revenue (4)
----------------------------------------  ------------   -----------  --------  -------- -------------- ------- --------- ---------

 Alabama:

 Interstate Park                           Montgomery    1982-85/89    226,870    93.4%  $ 2,998,197  $ 14.14 $ 3,253,340     0.9%
 Riverchase Center                         Birmingham    1984-88       307,775    90.6%    3,001,218    10.76   3,669,137     1.1%
 International Park                        Birmingham    1987/89        92,911    95.0%      923,319    10.47   1,524,602     0.5%
 1800 International Park (7)               Birmingham    1999          145,950    88.6%    2,248,236    17.39   1,542,612     0.5%
 Colonial Plaza                            Birmingham    1982          170,870    94.8%    2,899,318    17.90   2,552,547     0.8%
 Progress Center                           Huntsville    1983-91       224,329    97.8%    2,128,162     9.70   2,404,314     0.8%
 Lakeside Office Park                      Huntsville    1989/90       121,271   100.0%    1,670,589    13.78   1,727,568     0.6%
 AmSouth Center                            Huntsville    1990          154,421    86.8%    2,588,088    19.65   3,169,460     1.0%
 Colonial Center Research Park             Huntsville    1999          133,482    98.2%    2,006,466    15.31   1,931,100     0.6%
 250 Commerce St                           Montgomery    1904/81        37,303    99.3%      415,644    11.22     429,126     0.1%
 Anderson Block                            Montgomery    1981/83                                                  102,671(5)  0.0%
 Land Title Bldg.                          Birmingham    1975           29,737   100.0%      422,433    14.21     158,255     0.1%
 Independence Plaza                        Birmingham    1979          106,135    89.7%    1,424,719    14.97   1,446,024     0.5%
 Shades Brook Building                     Birmingham    1979           34,357   100.0%      544,770    15.86     568,418     0.2%
 Emmett R. Johnson Building                Birmingham    1982/95       162,842    98.6%    2,830,652    17.63   2,770,505     0.9%
 Perimeter Corporate Park                  Huntsville    1986/89       234,467    88.4%    3,143,997    15.17   3,475,314     1.1%
                                                                     ----------  ------  ------------  ------- -----------  ------
     Subtotal-Alabama (14 Properties)                                2,182,720    93.4%   29,245,808    14.33  30,724,993     9.8%
                                                                     ----------  ------  ------------  ------- -----------  ------
 Florida:

 Concourse Center                          Tampa         1981/85       291,308    97.9%    4,777,704    16.76   4,846,349     1.6%
 University Park Plaza                     Orlando       1985           71,923    75.4%      929,054    17.14     952,601     0.3%
                                                                     ----------  ------  ------------  -------  ----------   -----
     Subtotal-Florida (2 Properties)                                   363,231    93.4%    5,706,758    16.82   5,798,950     1.9%
                                                                     ----------  ------  ------------  -------  ----------   -----
 Georgia:

 Colonial Center at Mansell Overlook       Atlanta       1987/96/97    535,166    99.1%   12,408,720    23.40  11,643,123     3.7%
 Colonial Center at Mansell Overlook 300(7)Atlanta       2000          163,252    97.6%                         1,588,105(6)  0.5%
                                                                     ----------  ------  ------------  ------- -----------   -----
     Subtotal-Georgia (1 Property)                                     698,418    98.8%   12,408,720    23.40  13,231,228     4.2%
                                                                     ----------  ------  ------------  ------- -----------   -----
     TOTAL (17 Properties)                                           3,244,369    94.6%  $47,361,286  $ 16.43 $49,755,171    15.9%
                                                                     ==========  ======  ============  ======= ===========   =====


(1)  All Office  Properties  are 100% owned by CRLP with the exception of
     Land Title Building, which is 33.33% owned by the Company.
(2) Year initially completed and, where applicable, most recent year in which the Property was substantially renovated or in which an additional phase of the Property was completed.
(3) Total 2000 Office Property revenue is CRLP's share (based on its percentage ownership of the property) of total Office Property revenue, unless otherwise noted. However, amounts exclude $743,950 of straight-line rents reflected in the Company's Consolidated Financial Statements for the period ended December 31, 2000.
(4) Percent of Total 2000 Property Revenue represents the Office Property's proportionate share of all revenue from the Company's 115 Properties.
(5)  This property was sold during 2000.
(6)  Represents   revenues  from  the  date  of  CRLP's   completion  of
     development of this Property in 2000 through December 31, 2000.
(7) These properties are located within an office complex and are included in the total as one office property.

         The following table sets out a schedule of the lease expirations for leases in place as of December 31, 2000, for the Office Properties (including all lease expirations for partially-owned Properties).


                                            Net Rentable        Annualized       Percent of Total
        Year of          Number of            Area Of          Base Rent of      Annual Base Rent
         Lease         Tenants with        Expiring Leases       Expiring         Represented by
       Expiration      Expiring Leases     (Square Feet) (1)   Leases (1)(2)     Expiring Leases (1)
---------------------------------------------------------------------------------------------------

      2001                        98              348,993         4,859,178                  10.3%
      2002                        98              450,527         7,182,784                  15.2%
      2003                        37              597,245         9,605,022                  20.3%
      2004                        75              443,016         7,040,112                  14.9%
      2005                       117              623,974         9,149,853                  19.3%
      2006                        25              204,421         3,054,491                   6.4%
      2007                        14              105,542         1,660,978                   3.5%
      2008                         6              152,532         2,449,041                   5.2%
      2009                         6               52,749           852,593                   1.8%
      2010                         8               81,261         1,170,379                   2.5%
      Thereafter                   2               23,300           336,855                   0.7%
                      ---------------     ----------------    --------------    -------------------
                                 486            3,083,560      $ 47,361,286                 100.0%
                      ===============     ================    ==============    ===================


(1) Excludes approximately 161,000 square feet of space not leased as of December 31, 2000.
(2) Annualized base rent is calculated using base rents as of December 31, 2000.

         The following sets forth the net rentable area, total percent leased and average base rent per leased square foot for each of the last five years for the Office Properties:


                                                                                               Average Base

                                      Rentable Area                      Total                Rent Per Leased
       Year-end                     (Square Feet) (2)               Percent Leased            Square Foot (1)
       --------                     -----------------               --------------            ---------------
December 31, 2000                         3,244,000                      94.6%                       $16.43
December 31, 1999                         3,138,000                      93.3%                       $15.29
December 31, 1998                         2,707,000                      92.2%                       $14.58
December 31, 1997                         1,859,000                      95.5%                       $12.18
December 31, 1996                         1,009,000                      97.4%                       $13.80
-----------------

(1) Average base rent per leased square foot is calculated using base rents as of December 31 for each respective year.
(2) Rentable square feet includes 29,737 square feet that is partially owned by the Company at December 31, 2000.

Retail Properties

         The 45 Retail Properties owned by CRLP at December 31, 2000, contain a total of approximately 15.3 million square feet (including space owned by anchor tenants). Sixteen of the Retail Properties are located in Alabama, twelve are located in Florida, seven are located in Georgia, six are located in North Carolina, one is located in South Carolina, one is located in Tennessee, one is located in Texas, and one is located in Virginia. The Retail Properties consist of 17 enclosed regional malls, two power centers, and 26 neighborhood shopping centers. Twelve of the 45 Retail Properties were originally developed by CRLP, and 33 were acquired between 1994 and 2000. All of the Retail Properties are managed by CRLP.

         The following table sets forth certain information relating to the Retail Properties as of and for the year ended December 31, 2000.


                                Retail Properties

                                                                                                          Average
                                                                                                            Base

                                                                    Gross                                   Rent  Total
                                                                   Leasable                                 Per  Retail   Percent of
                                                        Year         Area    Number           Total     Leased  Property  Total 2000
 Retail                                              Completed     (Square     Of   Percent Annualized  Square  Revenue    Property
 Property (1)                          Location         (2)       Feet) (3)  Stores Leased (3)Base Rent Foot(4)for 2000(9)Revenue(5)
------------------------------------------------------------------------------------------------------------------------------------
 Alabama:
 Colonial Mall Decatur                 Decatur       1979/89         494,957       59   87.5% $ 3,645,327 $16.65 $ 5,604,675   1.8%
                                                                      80,866 (6)
 Brookwood Village                     Birmingham    1973/91         459,234       41     (8)         (8)    (8)   5,816,304   1.9%
                                                                     231,953 (6)
 Colonial Mall Gadsden                 Gadsden       1974/91         493,169       62   97.4%   3,403,764  19.07   5,709,371   1.8%
 Colonial Mall Auburn/Opelika          Auburn        1973/84/89      399,465       61   89.6%   2,722,115  18.23   4,670,902   1.5%
 Colonial Promenade Montgomery         Montgomery    1990/97         273,196       40   88.9%   2,484,537  14.11   3,190,336   1.0%
                                                                     145,830 (6)
 Colonial Shoppes McGehee              Montgomery    1986             98,354       17   86.9%     740,073  12.74     722,559   0.2%
 Colonial Promenade Madison            Madison       2000            109,857       17   91.7%   1,010,661  13.38     155,581(7)0.0%
 Colonial Shoppes Bellwood             Montgomery    1988             88,482       20   96.8%     735,803  11.97     746,021   0.2%
 Old Springville                       Birmingham    1982             63,702       12   44.9%     167,269   8.29     261,711   0.1%
 Colonial Shoppes Inverness            Birmingham    1984             28,243        5  100.0%     439,358  12.66     556,775   0.2%
 Olde Town                             Montgomery    1978/90          38,814       16   86.3%     297,742  10.30     409,529   0.1%
 Colonial Promenade Trussvile          Birmingham    2000            388,302       21  100.0%   3,268,122  12.98   2,747,865(7)0.9%
 Colonial Promenade Tutwiler Farm      Birmingham    2000            482,894       16  100.0%   2,564,273  15.05   1,072,409(7)0.3%
 Colonial Mall Bel Air                 Mobile        1966/90/97    1,103,568      106   88.3%   8,377,802  15.86  12,979,999   4.2%
                                                                     333,990 (6)
 Parkway City Mall                     Huntsville    1975            285,545       26     (8)         (8)    (8)   1,148,473   0.4%
 P&S Building                          Gadsden      1946/76/91        39,560        1  100.0%     178,020   4.50     178,024   0.1%
                                                                 ------------    ---------------------------------------------------
      Subtotal-Alabama (16 Properties)                             5,639,981      520   87.5%  30,034,858  14.67  45,970,534  14.8%
                                                                 ------------    ---------------------------------------------------
 Florida:
 Colonial Promenade University Park    Orlando       1986/89         399,128       36   74.7%   2,703,593  14.17   3,213,713   1.0%
 Colonial Promenade Tuskawilla         Orlando       1990            217,032       27   96.7%   1,417,361  13.47   1,769,342   0.6%
 Colonial Promenade Burnt Store        Punta Gorda   1990            198,874       29   91.5%   1,308,643  11.45   1,571,843   0.5%
 Colonial Promenade Winter Haven       Orlando       1986            197,472       23   91.3%   1,347,615  10.60   1,771,274   0.6%
 Colonial Promenade Northdale          Tampa         1988            175,958       24     (8)   1,689,158  14.68   1,379,347   0.4%
                                                                      55,000 (6)
 Colonial Promenade Bear Lake          Orlando       1990            131,552       20   49.1%   1,118,453  10.06   1,105,688   0.4%
 Colonial Shoppes Paddock Park         Ocala         1988             87,136       17   97.6%     747,671  12.49     890,684   0.3%
 Colonial Promenade Bardmoor Village   St. Petersburg1981            152,667       30   75.7%   1,223,595  16.29   1,718,962   0.6%
 Colonial Promenade Hunter's Creek     Orlando       1993/95         222,174       26   98.6%   1,949,243  16.05   2,507,656   0.8%
 Colonial Promenade Wekiva             Orlando       1990            208,568       26   88.1%   2,017,265  11.76   2,377,718   0.8%
 Colonial Promenade Lakewood           Jacksonville  1995            193,769       50   91.5%   1,911,106  11.93   2,355,188   0.8%
 Orlando Fashion Square                Orlando       1973/89/93      709,380      131   90.8%   9,852,519  28.70   8,402,282   2.7%
                                                                     361,432 (6)
                                                                 ------------    ---------------------------------------------------
      Subtotal-Florida (12 Properties)                             3,310,142      439   86.2%  27,286,222  18.72  29,063,697   9.3%
                                                                 ------------    ---------------------------------------------------
 Georgia:
 Colonial Mall Macon                   Macon         1975/88/97      759,340      158   91.5%  11,134,887  24.45  18,116,078   5.8%
                                                                     682,160 (6)
 Colonial Promenade Beechwood          Athens        1963/92         343,569       47   90.6%   2,428,644  11.37   2,948,453   0.9%
 Britt David                           Columbus      1990            109,630        9   17.0%     183,546  12.75     147,944   0.0%
 Colonial Mall Lakeshore               Gainesville   1984-97         518,410       69   94.8%   3,574,296  17.58   5,851,096   1.9%
 Colonial Mall Valdosta                Valdosta      1982-85         326,311       57   94.9%   3,177,265  17.06   5,842,008   1.9%
                                                                      73,723 (6)
 Colonial Mall Glynn Place             Brunswick     1986            281,989       57   87.5%   2,946,287  18.36   4,562,107   1.5%
                                                                     225,558 (6)
 Village at Roswell Summit             Atlanta       1988             25,510        9  100.0%     384,464  14.54     469,685   0.2%
                                                                 ------------    ---------------------------------------------------
      Subtotal-Georgia (7 Properties)                              3,346,200      406   88.7%  23,829,389  19.43  37,937,371  12.2%
                                                                 ------------    ---------------------------------------------------
 North Carolina:
 Colonial Mall Burlington              Burlington    1969/86/94      413,083       57   94.6%   2,944,431  21.17   5,413,964   1.7%
 Colonial Mayberry Mall                Mount Airy    1968/86         155,447       22   98.1%     809,112  12.10   1,296,066   0.4%
                                                                      57,843 (6)
 Colonial Mall Greenville              Greenville    1965/89/99      415,889       61   92.3%   4,110,623  19.69   5,746,310(7)1.8%
                                                                      46,051 (6)
 Colonial Shoppes Quaker               Greensboro    1968/88/97      102,426       29   92.8%   1,237,896  14.50   1,419,228   0.5%
 Colonial Shoppes Yadkinville          Yadkinville   1971/97          90,917       11   95.1%     683,365   7.17     758,860   0.2%
 Colonial Shoppes Stanly               Locust        1987/96          46,970        8  100.0%     261,070   8.91     384,373   0.1%
                                                                 ------------    ---------------------------------------------------
      Subtotal-North Carolina (6 Properties)                       1,328,626      188   94.4%  10,046,497  16.53  15,018,801   4.8%
                                                                 ------------    ---------------------------------------------------
 South Carolina:
 Colonial Mall Myrtle Beach            Myrtle Beach  1986            487,171       72   94.6%   4,454,338  20.94   7,825,563   2.5%
                                                                 ------------    ---------------------------------------------------
      Subtotal-South Carolina (1 Property)                           487,171       72   94.6%   4,454,338  20.94   7,825,563   2.5%
                                                                 ------------    ---------------------------------------------------
 Tennessee:
 Rivermont Shopping Center             Chattanooga   1986/97          73,539       10   92.2%     378,170   6.43    484,810    0.2%

                                                                 ------------    ---------------------------------------------------
      Subtotal-Tennessee (1 Property)                                 73,539       10   92.2%     378,170   6.43    484,810    0.2%
                                                                 ------------    ---------------------------------------------------
 Texas:
 Temple Mall                           Temple        1981/96         466,150       52   82.7%   3,041,570  19.33  2,832,352(7) 0.9%
                                                                     108,977 (6)
                                                                 ------------    ---------------------------------------------------
      Subtotal-Texas (1 Property)                                    575,127       52   82.7%   3,041,570  19.33  2,832,352    0.9%
                                                                 ------------    ---------------------------------------------------
 Virginia:
 Colonial Mall Staunton                Staunton      1969/86/97      423,152       50   91.2%   2,006,644  11.20  3,491,909    1.1%
 Colonial Promenade Abington           Abingdon      1987/96                                                      1,288,989(10)0.4%
                                                                 ------------    ---------------------------------------------------
      Subtotal-Virginia (1 Property)                                 423,152       50   93.7%   2,006,644  10.78  4,780,898    1.5%
                                                                 ------------    ---------------------------------------------------
      Total (45 Properties)                                       15,183,938    1,737   90.2%$101,077,688 $17.38$143,914,026  46.2%
                                                                 ============   ====================================================

(footnotes on next page)


(1) All Retail Properties are 100% owned by CRLP, with the exception of Orlando Fashion Square, Parkway City mall, and Colonial Promenade Madison, which are owned 50% by CRLP.
(2) Year initially completed and, where applicable, year(s) in which the Property was substantially renovated or an additional phase of the Property was completed.
(3) Total GLA includes space owned by anchor tenants, but Percent Leased excludes such space.
(4)      Includes specialty store space only.
(5) Percent of Total 2000 Property Revenue represents the Retail Property's proportionate share of all revenue from the 115 Properties.
(6)      Represents space owned by anchor tenants.
(7) Represents revenues from the date of CRLP's acquisition or completion of development of the Property in 2000 through December 31, 2000.
(8) This property is currently under redevelopment and is not included in the property total.
(9) Amounts exclude $900,722 of straight-line rents reflected in the Company's Consolidated Financial Statements for the period ended December 31, 2000.
(10)     This property was sold during 2000.

         The following table sets forth the total gross leasable area, percent leased and average base rent per leased square foot as of the end of each of the last five years for the Retail Properties:


                                                  Gross                                  Average
                                              Leasable Area         Percent           Base Rent Per
                    Year-End                (Square Feet) (1)        Leased       Leased Square Foot (2)
                    --------                -----------------        ------       ----------------------
               December 31, 2000                15,184,000           90.2%                $17.38
               December 31, 1999                13,947,000           89.9%                $16.66
               December 31, 1998                11,105,000           91.9%                $14.48
               December 31, 1997                 8,880,000           93.3%                $14.38
               December 31, 1996                 4,856,000           93.8%                $14.66


(1) Includes 1,104,782 square feet partially owned by CRLP at December 31, 2000.
(2) Average base rent per leased square foot is calculated using specialty store year-end base rent figures.


         The following table sets out a schedule of the lease expirations for leases in place as of December 31, 2000, for the Retail Properties:


                                       Net Rentable        Annualized        Percent of Total
       Year of        Number of           Area Of         Base Rent of       Annual Base Rent
        Lease        Tenants with      Expiring Leases      Expiring          Represented by
       Expiration    Expiring Leases   (Square Feet) (1)  Leases (1)(2)      Expiring Leases (1)
-----------------------------------------------------------------------------------------------
      2001                    339            963,041        11,075,264                   11.0%
      2002                    271          1,031,173        11,278,985                   11.2%
      2003                    117            977,154         9,619,518                    9.5%
      2004                    221          1,364,292         9,215,592                    9.1%
      2005                    212            757,753         7,934,747                    7.9%
      2006                    114          1,289,491         8,526,505                    8.4%
      2007                    112          1,158,540         8,000,418                    7.9%
      2008                     65            496,885         4,828,629                    4.8%
      2009                     68            576,026         6,074,315                    6.0%
      2010                     86            910,620         7,800,544                    7.7%
      Thereafter              132          4,060,333        16,723,171                   16.5%
                    --------------    ---------------    --------------     -------------------
                            1,737         13,585,308     $ 101,077,688                  100.0%
                    ==============    ===============    ==============     ===================


(1) Excludes 1,599,000 square feet of space not leased as of December 31, 2000.
(2) Annualized base rent is calculated using base rents as of December 31, 2000.

Undeveloped Land

         CRLP owns various parcels of land, which are held for future development (collectively, the "Land"). Land adjacent to Multifamily Properties typically will be considered for potential development of another phase of an existing Multifamily Property if CRLP determines that the particular market can absorb additional apartment units. For expansions at Office and Retail
Properties, CRLP owns parcels both contiguous to the boundaries of the properties, which would accommodate additional office buildings, expansion of the mall or shopping center, and outparcels which are suitable for restaurants, financial institutions or free standing retailers.

Property Markets

         The table below sets forth certain information with respect to the geographic concentration of the Properties as of December 31, 2000.


                     Geographic Concentration of Properties

                                                                                  Percent

                   Units                                         Total           Of Total
                  (Multifamily)   NRA            GLA         2000 Property     2000 Property
    State           (1)        (Office)(3)    (Retail) (2)      Revenue           Revenue
--------------   ----------   ------------   ------------   ---------------   ---------------

 Alabama             8,329      2,182,720      5,639,981      $126,691,422             40.5%
 Florida             5,338        363,231      3,310,142        78,744,892             25.2%
 Georgia             1,938        698,418      3,346,200        62,973,433             20.2%
 Mississippi           498            -0-            -0-         3,547,241              1.1%
 North Carolina        -0-            -0-      1,328,626        15,018,801              4.8%
 South Carolina        764            -0-        487,171        14,377,147              4.6%
 Tennessee             -0-            -0-         73,539           484,810              0.2%
 Texas                 322            -0-        575,127         5,857,327              1.9%
 Virginia              -0-            -0-        423,152         4,780,898              1.5%
                 ----------   ------------   ------------   ---------------   ---------------
     Total          17,189      3,244,369     15,183,938      $312,475,971            100.0%
                 ==========   ============   ============   ===============   ===============

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

Mortgage Financing

         Certain of the Properties are subject to mortgage indebtedness. The Properties whose financial results are consolidated in the financial statements of CRLP are subject to existing mortgage indebtedness and other notes payable in an aggregate amount as of December 31, 2000, of approximately $1.18 billion carrying a weighted average interest rate of 7.40% and a weighted average maturity of 6.0 years. The mortgage indebtedness on the Properties as of December 31, 2000, is set forth in the table below:


                         Mortgage Debt and Notes Payable

                                                                        Anticipated
                                                                        Annual Debt

                                                      Principal           Service                         Estimated
                                      Interest       Balance (as of      (1/1/01-         Maturity       Balance Due
 Property (1)                            Rate         12/31/00)          12/31/01)        Date (2)       on Maturity
-----------------------------------   ----------    --------------     -------------     ----------    ---------------

 Multifamily Properties:

     CG at Carrollwood                   7.490%      $ 10,200,000         $ 763,980       08/27/09       $ 10,200,000
     CG at Natchez Trace                 7.950%         6,765,576           577,803       09/01/35             47,813
     CG at Natchez Trace                 8.000%         4,032,900           351,256       02/01/37             29,071
     CV at Ashley Plantation             7.980%        15,090,000         1,204,188       07/01/10         15,090,000
     CV at Ashley Plantation             6.590%         9,701,819           642,059       07/01/10  (5)     8,681,819
     CG at Edgewater                     6.810%        22,000,000         1,498,200       12/01/10         22,000,000
     CG at Promenade                     6.810%        22,950,000         1,562,904       12/01/10         22,950,000
     CG at Galleria Woods                6.910%         9,604,541           771,346       07/01/09          8,459,760
     CV at Inverness                     5.115%         9,900,000           519,800       07/01/26  (2)     9,900,000
     CG at Hunters Creek                 7.980%        18,999,000         1,516,116       07/01/10         18,999,000
     CG at Hunters Creek                 6.590%        11,587,399           766,853       07/01/10  (5)    10,477,399
     CG at Galleria                      5.115%        22,400,000         1,176,136       07/01/26  (2)    22,400,000
     CG at Research Park                 5.115%        12,775,000           670,691       07/01/26  (2)    12,775,000
     CV at White Bluff                   5.115%         4,500,000           236,250       07/01/26  (2)     4,500,000
     CV at Vernon Marsh                  5.115%         3,400,000           178,497       07/01/26  (2)     3,400,000
     CV at Lake Mary                     7.980%        14,100,000         1,125,180       07/01/10          4,500,000
     CV at Lake Mary                     6.590%         8,970,697           493,079       07/01/10  (5)     8,010,697

 Office Properties:

     Interstate Park                     8.500%         3,588,151           643,440       08/01/03          2,648,144
     Colonial Center at Mansell
       Overlook 100                      8.250%        17,076,352         1,595,700       01/10/08         13,692,324
     Perimeter Corporate Park            8.680%         5,147,131           596,131       12/01/03          4,858,772

 Retail Properties:

     Colonial Promenade Hunter's Creek   8.800%         9,732,008        10,373,315       10/01/01          9,578,044
     Colonial Mayberry Mall              9.220%         3,233,031         3,459,396       10/01/01          3,237,064
     Colonial Promenade Montgomery       7.490%        12,250,000           917,520       08/27/09         12,250,000
     Rivermont Shopping Center          10.125%         1,470,861           272,670       09/01/08             52,091
     Colonial Promenade Unversity Park   7.490%        21,500,000         1,610,352       08/27/09         21,500,000
     Village at Roswell Summit           8.930%         1,574,927           170,219       09/01/05          1,401,860

 Other debt:

     Land Loan                           8.000%           578,436            45,760       09/30/02            512,385
     Line of Credit                      7.790% (3)   214,397,000        20,089,250       04/14/03  (4)   214,397,000
     Unsecured Senior Notes              7.500%        65,000,000        67,620,385       07/15/01         65,000,000
     Unsecured Senior Notes              8.050%        65,000,000         5,201,865       07/15/06         65,000,000
     Unsecured Senior Notes              7.000%       175,000,000        12,136,926       07/15/07         65,000,000
     Medium Term Notes                   7.050%        50,000,000         3,525,000       12/15/03         50,000,000
     Medium Term Notes                   7.160%        50,000,000         3,580,000       01/17/03         50,000,000
     Medium Term Notes                   6.960%        75,000,000         5,220,000       07/26/04         75,000,000
     Medium Term Notes                   6.960%        25,000,000         1,740,000       08/01/05         25,000,000
     Medium Term Notes                   6.980%        25,000,000         1,745,000       09/26/05         25,000,000
     Medium Term Notes                   8.190%        25,000,000         2,047,500       08/01/04         25,000,000
     Medium Term Notes                   7.930%        57,500,000         4,559,750       08/01/02         57,500,000
     Medium Term Notes                   8.820%        25,000,000         2,205,000       02/01/05         25,000,000
     Medium Term Notes                   8.800%        20,000,000         1,760,000       02/01/10         20,000,000
     Medium Term Notes                   8.800%         5,000,000           440,000       03/01/10          5,000,000
     Medium Term Notes                   8.050%        10,000,000           805,000       12/01/10         10,000,000
     Medium Term Notes                   8.080%        10,000,000           808,000       12/01/10         10,000,000
     Unamortized Discount on Senior Notes                (929,427)                                                         (929,381)
                                                    --------------     -------------                   ---------------
 TOTAL                                              $ 1,179,095,401    $ 154,597,267                    $ 886,548,242
                                                    ==============     =============                   ===============


(1) As noted in the table, certain Properties were developed in phases and separate mortgage indebtedness may encumber each of the various phases. In the listing of property names, CG has been used as an abbreviation for Colonial Grand and CV as an abbreviation for Colonial Village.

(2) The maturity date noted represents the date on which credit enhancement expires for the tax-exempt municipal bonds put in place as part of the original financing for the Property. The stated maturity date for the loans is August 1, 2022.

(3) This line of credit facility bears interest at a variable rate, based on LIBOR plus a spread of 115 basis points. The facility also includes a competitive bid feature that allows CRLP to convert up to $150 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. At December 31, 2000, CRLP had $135.0 million outstanding under the competitive bid feature.

(4) This credit facility has a term of two years beginning in March 2000 and provides for a two-year amortization in the event of non-renewal. Effective October 25, 2000, CRLP entered an interest rate swap agreement of $125.0 million on its line of credit, which fixes the rate on the floating line for one year at a rate of 7.66%.

(5) Represents floating rate debt that has been swapped to a fixed rate of 6.59%.


         In addition to the foregoing mortgage debt, the ten Multifamily Properties, one Office Property and three Retail Properties in which CRLP owns partial interests (and which therefore are not consolidated in the financial statements of CRLP) also are subject to existing mortgage indebtedness. CRLP's pro-rata unit of such indebtedness as of December 31, 2000, was $57,815,743, which carried a weighted average interest rate of 7.12%. The maturity dates of these loans range from January 15, 2006 and December 1, 2010, and as of December 31, 2000, the loans had a weighted average maturity of 9.5 years.

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

         No matters were submitted to CRLP's unitholders during the fourth quarter of 2000.

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Shareholder
                 Matters.

         There is no established public trading market for the Units. As of March 12, 2000, there were 119 holders of record of Units.

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

         The following table sets forth the distributions per Unit paid by CRLP during the periods noted:

                  Calendar Period                       Distribution

         2000:

           First Quarter.............................   $     .60
           Second Quarter............................   $     .60
           Third Quarter.............................   $     .60
           Fourth Quarter............................   $     .60
         1999:

           First Quarter.............................   $     .58
           Second Quarter............................   $     .58
           Third Quarter.............................   $     .58
           Fourth Quarter............................   $     .58

Item 6.           Selected Financial Data.

         The following table sets forth selected financial and operating information on a historical basis for CRLP for each of the five years ended December 31, 2000.

Dollar amounts in thousands, except unit data                 2000          1999          1998         1997         1996
-------------------------------------------------------------------------------------------------------------------------
OPERATING DATA

Total revenue                                             $302,310      $282,248     $ 257,216    $ 184,126    $ 134,881
Expenses:
    Depreciation and amortization                           63,884        55,185        48,647       23,533       48,647
    Other operating expenses                                96,893        94,038        87,821       46,819       87,972
Income from operations                                     141,533       133,025       120,748       87,267       64,529
Interest expense                                            71,855        57,211        52,063       40,496       24,584
Other income (expense), net                                  9,865         9,489          (62)        3,069        1,104
Income before extraordinary items                           79,543        85,303        68,623       49,840       41,049
Distibutions to preferred unitholders                       19,813        18,531        10,938        1,671            -
Net income available to common unitholders                  59,312        66,144        57,284       44,519       40,538
Per unit - basic and diluted:
    Net income                                                1.82          1.88          1.64         1.58         1.64
    Distributions                                             2.40          2.32          2.20         2.00         2.20
-------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA

Land, buildings, and equipment, net                    $ 1,769,500   $ 1,586,332   $ 1,566,840            $    $ 801,798
Total assets                                             1,943,547     1,864,146     1,756,548    1,396,660      947,947
Total debt                                               1,179,095     1,039,863       909,322      702,044      506,435
-------------------------------------------------------------------------------------------------------------------------
OTHER DATA
Total properties (at end of period)                            115           111           106           93           73


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

CRLP is the operating partnership the Company, whose shares are listed on the New York Stock Exchange. The Company is engaged in the ownership, development, management, and leasing of multifamily communities, office buildings, retail malls and shopping centers. The Company owns and operates properties in nine states in the Sunbelt region of the United States. As of December 31, 2000, CRLP's real estate portfolio consisted of 53 multifamily communities, 17 office properties, and 45 retail properties.

CRLP manages its business with three separate and distinct operating  divisions:
Multifamily, Office, and Retail. Each division has an Executive Vice President that oversees growth and operations and has a separate management team that is responsible for acquiring, developing, and leasing properties within each division. This structure allows Colonial to utilize specialized management personnel for each operating division. Although these divisions operate independently from one another, constant communication among the Executive Vice Presidents provides CRLP with unique synergy allowing CRLP to take advantage of a variety of investment opportunities.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing elsewhere in this report. As used herein, the terms "Colonial" or "CRLP" includes Colonial Properties Trust, and one or more of its subsidiaries including, among others, CRLP.

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

Results of Operations--2000 vs. 1999

In 2000, CRLP experienced growth in revenues and operating expenses, which is the result of the acquisition and development of 16 properties and the expansion of 4 properties during 2000 and 1999, net of the disposition of 13 properties during 2000 and 1999. As a result of the acquisitions, developments, expansions, and dispositions, CRLP's income from operations increased by $8.5 million, or 6.4%, for 2000 when compared to 1999. On a per share basis, net income is $1.82 for 2000, a 0.6% decrease, compared to $1.83 for 1999. The decrease in net income available to common shareholders, on a per share basis, is directly attributable to the increase in depreciation expense as a result of the acquisition, development, and expansion of 20 properties in 2000 and 1999.

Revenues--Total revenues increased by $20.1 million, or 7.1%, during 2000 when compared to 1999. Of this increase, $ 16.6 million relates to revenues generated by properties that were acquired, developed, or expanded during 2000 and 1999, net of properties disposed. The remaining increase primarily relates to increases in rental rates at existing properties and lease buyouts during 2000. The retail division accounts for the majority of the overall revenue increase, approximately $10.5 million, while the office and multifamily divisions account for $9.3 million and $0.3 million, respectively. The divisional revenue growth is primarily attributable to the acquisition, development, and expansion of 12 multifamily properties, 4 office properties, and 4 retail properties, net of the disposition of 12 multifamily properties and one retail property during 2000 and 1999.

Operating Expenses--Total operating expenses increased by $11.6 million, or 7.7%, during 2000 when compared to 1999. The majority of this increase relates to additional property operating expenses of $3.6 million and additional depreciation of $4.1 million associated with properties that were acquired, developed, or expanded during 2000 and 1999, net of operating expenses of properties disposed of during 2000 and 1999. Depreciation expense on existing properties increased by $2.6 million during 2000 when compared to 1999. Divisional property operating expenses increased by $0.9 million, $4.4 million, and $5.4 million for the multifamily, office, and retail divisions, respectively, during 2000 when compared to 1999. The increase in divisional property operating expenses is primarily attributable to the acquisition, development, and expansion of 12 multifamily properties, 4 office properties, and 4 retail properties, net of the disposition of 12 multifamily properties and one retail property during 2000 and 1999. The remaining change primarily relates to increases in operating expenses at existing properties.

Other Income and Expenses--Interest expense increased by $14.6 million, or 25.6%, during 2000 when compared to 1999. The increase in interest expense is primarily attributable to the issuance of $152.5 million in Medium Term Notes during 2000 and 1999, and the increased usage of CRLP's line of credit in conjunction with the financing of acquisitions, developments, expansions, and investment activities.

Results of Operations--1999 vs. 1998

In 1999, CRLP experienced growth in revenues, operating expenses, and net income, which is the result of the acquisition and development of 21 properties and the expansion of 6 properties during 1999 and 1998. As a result of the acquisitions, developments, and expansions, CRLP's net income before dividends to preferred shareholders increased by $5.6 million, or 11.1%, for 1999 when compared to 1998. On a per share basis, net income is $1.83 for 1999, a 15.1% increase, compared to $1.59 for 1998. The increase in net income available to common shareholders, on a per share basis, is directly attributable to the acquisition, development, and expansion of properties.

Revenues--Total revenues increased by $25.0 million, or 9.7%, during 1999 when compared to 1998. Of this increase, $ 18.1 million relates to revenues generated by properties that were acquired, developed, or expanded during 1999 and 1998. The remaining increase primarily relates to increases in rental rates at existing properties and lease buyouts during 1999. The multifamily division accounts for the majority of the overall revenue increase, approximately $11.3 million, while the office and retail divisions account for $6.4 million and $7.3 million, respectively. The divisional revenue growth is primarily attributable to the acquisition, development, and expansion of 15 multifamily properties, 8 office properties, and 4 retail properties during 1999 and 1998.

Operating Expenses--Total operating expenses increased by $12.8 million, or 9.4%, during 1999 when compared to 1998. The majority of this increase relates to additional property operating expenses of $3.5 million and additional depreciation of $3.9 million associated with properties that were acquired, developed, or expanded during 1999 and 1998, net of operating expenses of properties disposed of during 1998. Depreciation expense on existing properties increased by $2.2 million during 1999 when compared to 1998. Divisional property operating expenses increased by $7.2 million, $3.4 million, and $1.3 million for the multifamily, office, and retail divisions, respectively, during 1998 when compared to 1998. The increase in divisional property operating expenses is primarily attributable to the acquisition and development of 15 multifamily properties, 8 office properties, and 4 retail properties during 1999 and 1998. The remaining change primarily relates to increases in operating expenses at existing properties, and overall increases in corporate overhead and personnel costs associated with CRLP's continued growth.

Other Income and Expenses--Interest expense increased by $5.1 million, or 9.9%, during 1999 when compared to 1998. The increase in interest expense is primarily attributable to the issuance of $82.5 million in Medium Term Notes, and the increased usage of CRLP's line of credit in conjunction with the financing of acquisitions, developments, expansions, and investment activities.

LIQUIDITY AND CAPITAL RESOURCES

During 2000, CRLP invested $125.3 million in the acquisition, development, and expansion of properties. This acquisition and development activity increased CRLP's multifamily, office, and retail property holdings. CRLP financed the growth through proceeds from public offerings of debt totaling $70.0 million during 2000, advances on its bank line of credit, the issuance of limited partnership units in CRLP, the proceeds from joint ventures, disposition of assets, and cash from operations.

During 1999, the Board of Trustees of Colonial Properties Trust authorized a common unit repurchase program under which CRLP may repurchase up to $150 million of its currently outstanding common units from time to time at the discretion of management in open market and negotiated transactions. During 2000, CRLP repurchased 1,370,424 units at an all in cost of $37.9 million, which represents an average purchase price of $27.66 per unit. To date, CRLP has repurchased 5,983,239 units at an all-in cost of approximately $160 million, which represents an average purchase price of $26.75. These units are included within treasury stock, which is a reduction of unitholders' equity. 425,925 of the units repurchased were reissued to the Board of Trustees and certain members of management through the Executive Unit Purchase Program. (See Notes to Consolidated Financial Statements)

Acquisition and Development Activities

Multifamily Properties--During 2000, CRLP completed development of 1,022 apartment units in 5 multifamily communities and acquired land on which it intends to develop additional multifamily communities during 2000. The aggregate investment in the multifamily developments during 2000 was $41.6 million. As of December 31, 2000, CRLP has 984 apartment units in three multifamily communities under development or redevelopment. Management anticipates that the three multifamily projects will be completed during 2001. Management estimates that it will invest an additional $43.4 million to complete these multifamily communities.

Office Properties--During 2000, CRLP increased its office portfolio by 163,252 square feet with the development of one office building, and completed the redevelopment of another office building. In addition, CRLP began development on one office property in Orlando, Florida. The aggregate investment in the office developments during 2000 was $28.7 million. Management estimates that it will invest an additional $17.6 million to complete this property.

Retail Properties--During 2000, CRLP added 575,127 square feet of retail shopping space through the acquisition of an enclosed mall at a net cost of $25.4 million, and 711,197 square feet as a result of the development of 3 retail properties. In addition, CRLP continued the redevelopment of an enclosed mall and community shopping center. The aggregate investment in the retail developments during 2000 was $44.9 million. Management anticipates that it will invest an additional $47.7 million to complete the retail redevelopments.

Joint Ventures

During 1999, CRLP entered into a joint venture with CMS (CMS/Colonial Joint Venture I). In connection with this joint venture, CRLP sold the following six properties: Colonial Village at Stockbridge, Colonial Grand at Barrington Club, Colonial Grand at Ponte Vedra, Colonial Village at River Hills, Colonial Grand at Mountain Brook, and Colonial Village at Cahaba Heights. CMS acquired an 85% interest in the joint venture from CRLP for $80.6 million. CRLP acquired a 15% interest in the joint venture and will serve as manager of the properties. Subsequent to formation, the joint venture leveraged the properties for a total of $73.6 million of non-recourse notes, and the proceeds were distributed proportionately to the joint venture partners. At December 31, 1999 and 2000, CRLP had an ending net investment in the joint venture of $2.8 million and $2.4 million, respectively. The joint venture is accounted for using the equity method.

During 2000, CRLP entered into a second joint venture with CMS (CMS/Colonial Joint Venture II). In connection with this joint venture, CRLP sold the following four properties: Colonial Grand at Inverness Lakes, Colonial Village at Inverness Lakes, Colonial Village at Hillwood, and Colonial Village at Rocky Ridge. CMS acquired an 85% interest in the joint venture from CRLP for $35.4 million. CRLP acquired a 15% interest in the joint venture and will serve as manager of the properties. At December 31, 2000, CRLP had an ending net investment in the joint venture of $1.0 million. The joint venture is accounted for using the equity method.

Financing Activities

CRLP funded a large portion of its acquisitions, developments, and expansions through the issuance of debt securities. During 2000, CRLP completed the following debt transactions:

                                 Debt Offerings

                                                                     Gross
                      Type of                                       Proceeds
      Date              Note           Maturity       Rate       (in thousands)
-----------------  --------------- --------------------------   ----------------
February, 2000     Medium-term     February, 2005    8.82%   $            25,000
February, 2000     Medium-term     February, 2010    8.80%                20,000
March, 2000        Medium-term     March, 2010       8.80%                 5,000
December, 2000     Medium-term     December, 2010    8.08%                10,000
December, 2000     Medium-term     December, 2010    8.05%                10,000

During March 2000, CRLP increased the borrowing capacity under its unsecured line of credit from $250 million to $300 million. The credit facility, which is used by CRLP primarily to finance additional property investments, bears interest at LIBOR plus 115 basis points, is renewable in March 2003, and provides for a two-year amortization in the case of non-renewal. The line of credit agreement includes a competitive bid feature that will allow CRLP to convert up to $150 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. As of December 31, 2000, the balance outstanding on CRLP's line of credit was $214.4 million.

At December 31, 2000, CRLP's total outstanding debt balance was $1.18 billion. The outstanding balance includes fixed rate debt of $1.04 billion, or 87.9%, and floating-rate debt of $143.0 million, or 12.1%. CRLP's total market capitalization as of December 31, 2000 was $2.2 billion and its ratio of debt to total market capitalization was 52.7%. Certain loan agreements of CRLP contain restrictive covenants, which among other things require maintenance of various financial ratios. At December 31, 2000, CRLP was in compliance with these covenants.

CRLP entered into several different hedging transactions in an effort to manage exposure to changes in interest rates. As a matter of policy, CRLP never engages in speculative hedging, uses plain vanilla type, over-the-counter derivative instruments that are commonly used by public companies in corporate America to meet similar hedging objectives.

On February 10, 2000, CRLP entered into two interest-rate swap agreements on $50 million of its' medium term notes. Under the terms of the agreements, CRLP received a fixed interest rate of 7.37% and was required to pay one- month LIBOR. On October 25, 2000, CRLP terminated the swap agreements and received $1.5 million. This premium will be amortized over the term of the notes. An interest rate swap in the amount of $125 million is in place on CRLP's line of credit effective October 25, 2000. The swap fixes the rate on the floating-line for one year at a rate of 7.66%.

To reduce interest costs and to take advantage of the favorable interest rate environment, CRLP engaged in an interest rate swap agreement on $30.2 million of amortizing variable rate debt, and fixed the rate on the debt to 6.79% for five years. In anticipation of a debt offering six months hence, CRLP entered into a forward-starting swap for $32.5 million, thereby locking in a fixed rate of 6.20%. Additionally, CRLP purchased an interest rate cap in order to limit the degree to which interest rates may rise over the next two years. The cap covers $30.4 million of LIBOR-based debt at 11.20% through June 30, 2003.

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

Item 7a.          Quantitative and Qualitative Disclosures about Market Risk

         CRLP is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the CRLP's real estate investment portfolio and operations. CRLP's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower it's overall borrowing costs. To achieve its objectives, CRLP borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. CRLP does not enter into derivative or interest rate transactions for speculative purposes.

The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Also included is a summary of the CRLP's swap contracts and rate caps at December 31, 2000.

         The table incorporates only those exposures that exist as of December 31, 2000; it does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, CRLP's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, CRLP's hedging strategies at that time, and interest rates.

Item 8.           Financial Statements and Supplementary Data.

         The following are filed as a part of this report:

                  Financial Statements:

         Consolidated Balance Sheets as of December 31, 2000 and 1999

         Consolidated Statements of Income for the years ended December 31, 2000, 1999, and 1998

         Consolidated Statements of Partner's Capital for the years ended December 31, 2000, 1999, and 1998

         Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998

         Notes to Consolidated Financial Statements

         Report of Independent Accountants

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

December 31, 2000 and 1999
------------------------------------------------------------------------
                                                   2000           1999
------------------------------------------------------------------------
ASSETS

Land, buildings, & equipment, net               $1,769,500   $1,586,332
Undeveloped land and construction in progress       81,333      214,043
Cash and equivalents                                 4,275        4,630
Restricted cash                                      2,479        2,634
Accounts receivable, net                            13,798       10,606
Prepaid expenses                                     4,086        2,371
Notes receivable                                    10,524          695
Deferred debt and lease costs                       17,581       10,500
Investment in partially owned entities              28,129       24,623
Other assets                                        11,842        7,712
                                                ----------   ----------
                                                $1,943,547   $1,864,146
                                                ----------   ----------

LIABILITIES AND PARTNERS' CAPITAL

Notes and mortgages payable                     $1,179,095   $1,039,863
Accounts payable                                       482       10,522
Accounts payable to affiliates                       1,632        4,651
Accrued interest                                    14,536       12,901
Accrued expenses                                     1,859        4,283
Tenant deposits                                      4,009        4,011
Unearned rent                                        4,442        2,820
                                                ----------   ----------
     Total liabilities                           1,206,055    1,079,051
                                                ----------   ----------

Redeemable units, at redemption value              292,570      255,011
Preferred units:
     Series A Preferred Units                      125,000      125,000
     Series B Preferred Units                      100,000      100,000

Partners' capital excluding redeemable units       219,922      305,084
                                                ----------   ----------
                                                $1,943,547   $1,864,146
                                                ----------   ----------

The accompanying notes are an integral part of these financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

For the Years Ended December 31, 2000, 1999, 1998
---------------------------------------------------------------------------------------------------
                                                                   2000         1999         1998
---------------------------------------------------------------------------------------------------
Revenue:
     Base rent                                                  $ 239,359    $ 225,781    $ 206,234
     Base rent from affiliates                                      1,478        1,144          876
     Percentage rent                                                5,699        4,683        4,002
     Tenant recoveries                                             37,051       32,913       31,573
     Other                                                         18,723       17,727       14,531
                                                                ---------    ---------    ---------
         Total revenue                                            302,310      282,248      257,216
                                                                ---------    ---------    ---------
Property operating expenses:
     General operating expenses                                    21,067       20,324       20,590
     Salaries and benefits                                         15,835       14,547       12,600
     Repairs and maintenance                                       28,685       27,664       24,795
     Taxes, licenses, and insurance                                22,914       23,061       22,312
General and administrative                                          8,392        8,442        7,524
Depreciation                                                       59,549       52,913       46,841
Amortization                                                        4,335        2,272        1,806
                                                                ---------    ---------    ---------
         Total operating expenses                                 160,777      149,223      136,468
                                                                ---------    ---------    ---------
         Income from operations                                   141,533      133,025      120,748
                                                                ---------    ---------    ---------
Other income (expense):
     Interest expense                                             (71,855)     (57,211)     (52,063)
     Income (loss) from partially owned entities                    1,700        2,045          (43)
     Gains (losses) from sales of property                          8,165        7,444          (19)
                                                                ---------    ---------    ---------
         Total other expense                                      (61,990)     (47,722)     (52,125)
                                                                ---------    ---------    ---------
         Income before extraordinary items                         79,543       85,303       68,623
Extraordinary loss from early extinguishment of debt                 (418)        (628)        (401)
                                                                ---------    ---------    ---------
         Net income                                                79,125       84,675       68,222
Distributions to preferred unitholders                            (19,813)     (18,531)     (10,938)
                                                                ---------    ---------    ---------
         Net income available to common unitholders                59,312       66,144       57,284
                                                                ---------    ---------    ---------
Basic net income per unit:
                                                                ---------    ---------    ---------
         Income before extraordinary item                       $    1.83    $    1.90    $    1.65
         Extraordinary loss from early extinguishment of debt       (0.01)       (0.02)       (0.01)
                                                                ---------    ---------    ---------
         Net income per common unit                             $    1.82    $    1.88    $    1.64
                                                                ---------    ---------    ---------
Diluted net income per unit:
                                                                ---------    ---------    ---------
         Income before extraordinary item                       $    1.83    $    1.90    $    1.65
         Extraordinary loss from early extinguishment of debt       (0.01)       (0.02)       (0.01)
                                                                ---------    ---------    ---------
         Net income per common unit                             $    1.82    $    1.88    $    1.64
                                                                ---------    ---------    ---------
Weighted average common units outstanding                          32,611       35,183       34,944
                                                                ---------    ---------    ---------

The accompanying notes are an integral part of these financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

(Amounts in Thousands)

For the Years Ended December 31, 2000, 1999, 1998
--------------------------------------------------------------------------------
                                                                       Total
                                                                     Partners'
                                                                      Capital
--------------------------------------------------------------------------------
Balance, December 31, 1997                                       $   365,697
     Cash contributions                                              142,243
     Distributions                                                   (76,545)
     Net income                                                       57,284
     Earnings in minority interest property                              153
     Issuance of limited partnership units                            23,400
     Allocations to redeemable units                                  16,895
--------------------------------------------------------------------------------
Balance, December 31, 1998                                           529,127
     Cash contributions                                                3,686
     Issuance of preferred units                                      97,406
     Distributions                                                   (86,295)
     Redemption of partnership units                                (122,144)
     Net income                                                       66,144
     Earnings in minority interest property                               82
     Issuance of limited partnership units                            14,493
     Allocations to redeemable units                                  27,585
--------------------------------------------------------------------------------
Balance, December 31, 1999                                           530,084
     Cash contributions                                               10,120
     Distributions                                                   (79,435)
     Redemption of partnership units                                 (37,937)
     Net income                                                       59,312
     Issuance of limited partnership units                               337
     Allocations to redeemable units                                 (37,559)
--------------------------------------------------------------------------------
Balance, December 31, 2000                                       $   444,922
--------------------------------------------------------------------------------

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

For the Years Ended December 31, 2000, 1999, 1998
-------------------------------------------------------------------------------------------------------------
                                                                             2000         1999         1998
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

     Net  income                                                          $  79,125    $  84,675    $  68,222
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                       63,884       55,185       48,647
         Income from partially owned entities                                (1,700)      (2,045)        (110)
         (Gains) losses from sales of property                               (8,165)      (7,444)          19
         Other, net                                                           1,932        1,767          336
         Decrease (increase) in:
             Restricted cash                                                    155          263         (232)
             Accounts receivable                                             (4,621)      (2,594)      (4,287)
             Prepaid expenses                                                (1,327)         805          (75)
             Other assets                                                   (11,567)      (3,939)         911
         Increase (decrease) in:
             Accounts payable                                               (13,059)       2,353       (1,413)
             Accrued interest                                                 1,635          850        5,525
             Accrued expenses and other                                      (1,622)        (179)      (2,967)
                                                                         ----------    ---------    ---------
             Net cash provided by operating activities                      104,670      129,697      114,576
                                                                         ----------    ---------    ---------
Cash flows from investing activities:

     Acquisition of properties                                              (25,535)     (45,164)    (312,585)
     Development expenditures                                               (21,693)     (98,414)     (62,075)
     Development expenditures paid to an affiliate                          (78,066)     (84,256)     (40,347)
     Tenant improvements                                                    (24,592)      (8,424)      (4,140)
     Issuance of notes receivable                                            (2,679)         (88)        (182)
     Capital expenditures                                                   (16,194)     (18,867)     (24,982)
     Proceeds from sales of property, net of selling costs                   57,771      119,552       52,238
     Distributions from partnerships                                          3,968        8,821       32,314
     Capital contributions to partnerships                                   (5,775)      (5,237)      (5,850)
                                                                         ----------    ---------    ---------
             Net cash used in investing activities                         (112,795)    (132,077)    (365,609)
                                                                         ----------    ---------    ---------
Cash flows from financing activities:

     Principal reductions of debt                                           (40,346)     (59,507)     (31,725)
     Proceeds from additional borrowings                                    193,518      136,200      173,976
     Net change in revolving credit balances                                (13,940)      53,848       57,403
     Proceeds from preferred unit issuance, net of expenses paid                -0-       97,396          -0-
     Cash contributions                                                      10,120        3,686      142,243
     Redemption of partnership units                                        (37,937)    (122,136)         -0-
     Distributions to common and preferred unitholders                      (99,248)    (104,826)     (87,483)
     Payment of mortgage financing cost                                      (3,979)      (1,607)      (3,734)
     Other, net                                                                (418)        (626)         401
                                                                         ----------    ---------    ---------
             Net cash provided by financing activities                        7,770        2,428      251,081
                                                                         ----------    ---------    ---------
             Increase (decrease) in cash and equivalents                       (355)          48           48
Cash and equivalents, beginning of period                                     4,630        4,582        4,534
                                                                         ----------    ---------    ---------
Cash and equivalents, end of period                                       $   4,275    $   4,630    $   4,582
                                                                         ----------    ---------    ---------

Supplemental disclosures of cash flow information:

     Cash paid during the year for interest, net of amounts capitalized   $  70,210    $  56,352    $  46,534
                                                                         ----------    ---------    ---------

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

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

2. Summary of Significant Accounting Policies

         Land, Buildings, and Equipment--Land, buildings, and equipment is stated at the lower of cost, less accumulated depreciation, or net realizable value. CRLP reviews its long-lived assets and certain intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the asset's fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. Depreciation and amortization are suspended during the sale period, which is not expected to be greater than one year. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 7 to 40 years. Repairs and maintenance are charged to expense as incurred. Replacements and improvements are capitalized and depreciated over the estimated remaining useful lives of the assets. When items of land, buildings, or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

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

         Deferred Debt and Lease Costs--Amortization of debt costs is recorded using the straight-line method, which approximates the effective interest method, over the terms of the related debt. Direct leasing costs are amortized using the straight-line method over the terms of the related leases.

         Derivatives--CRLP has certain involvement with derivative financial instruments but does not use them for trading purposes. Interest rate cap agreements and interest rate swaps are used to reduce the potential impact of increases in interest rates on variable-rate debt. Premiums paid for purchased interest rate cap agreements are amortized to expense over the terms of the caps. Unamortized premiums are included in other assets in the balance sheets. Amounts receivable under cap agreements are accrued as a reduction of interest expense. Payments under interest rate swap agreements are recognized as adjustments to interest expense as incurred. Treasury lock agreements are used by CRLP to set interest rates in anticipation of public debt offerings. Any gains or losses related to treasury locks are included in deferred debt and lease cost on the balance sheet and amortized over the life of the related debt to the extent that such treasury locks are utilized. All unutilized treasury locks are expensed when their future utility expires. All treasury locks were utilized during 2000 and 1999.

         Revenue Recognition--Rental income attributable to leases is recognized on a straight-line basis over the terms of the leases. Certain leases contain provisions for additional rent based on a percentage of tenant sales. Percentage rents are recognized in the period in which sales thresholds are met. Recoveries from tenants for taxes, insurance, and other property operating expenses are recognized in the period the applicable costs are incurred.

         Net Income Per Unit--Basic net income per unit is calculated by dividing the net income available to common unitholders by the weighted average numbers of common units outstanding during the periods. Diluted net income per unit is calculated by dividing the net income available to common unitholders by the weighted average number of common units outstanding during the periods, adjusted for the assumed conversion of all potentially dilutive unit options.

         Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

         Segment  Reporting--Reportable   segments  are  identified  based  upon
management's approach for making operating decisions and assessing performance of CRLP.

         Software Development--CRLP capitalizes certain internally developed software costs. Capitalized internal software development costs are amortized using the straight-line method over the estimated useful lives of the software.

         Common Unit Repurchases--During 1999, the Board of Trustees of the Company authorized a common unit repurchase program under which CRLP may repurchase up to $150 million of its currently outstanding common units from time to time at the discretion of management in open market and negotiated transactions. During 2000, CRLP repurchased 1,370,424 units at an all in cost of $37.9 million, which represents an average purchase price of $27.66 per unit. To date, CRLP has repurchased 5,983,239 units at an all-in cost of approximately $160 million, which represents an average purchase price of $26.75. These units are included within treasury stock, which is a reduction of unitholders' equity. Approximately $10.0 million, or 425,925 of the units repurchased were reissued to the Board of Trustees and certain members of management through the Executive Unit Purchase Program (See Note 10).

         Reclassifications--Certain immaterial reclassifications have been made to the 1998 and 1999 financial statements in order to conform them to the 2000 financial statement presentation. These reclassifications have no impact on partners' capital or net income.

3.  Property Acquisitions and Dispositions

         CRLP acquired one operating property during 2000, two operating properties during 1999, and 12 properties during 1998 at aggregate costs of $25.4 million, $45.8 million, and $348.6 million, respectively. CRLP funded these acquisitions with cash proceeds from its public offerings of equity (see
Note 10) and debt (see Note 8), advances on bank lines of credit, the issuance of limited partnership units, the proceeds received from the formation of joint ventures (see Note 6), the proceeds received from the issuance of preferred units (see Note 9), and cash from operations.

         The properties acquired during 2000, 1999, and 1998 are listed below:

                                                                       Effective
                                                                     Acquisition

                                                  Location           Date
                                             -----------------------------------
     Multifamily Properties:
     Colonial Village at Ashley Plantation   Bluffton, SC      May 1, 1998
     Colonial Village at Haverhill           San Antonio, TX   July 1, 1998
     Colonial Village at Walton Way          Augusta, GA       July 1, 1998

     Office Properties:
     Perimeter Corporate Park                Huntsville, AL    January 1, 1998
     Independence Plaza                      Birmingham, AL    January 1, 1998
     Shades Brook Building                   Birmingham, AL    July 1, 1998
     Colonial Center at Mansell Overlook 200 Atlanta, GA       July 1, 1998
     Concourse Center                        Tampa, FL         July 1, 1998
     Emmett R. Johnson Building              Birmingham, AL    June 1, 1999

     Retail Properties:
     Orlando Fashion Square                  Orlando, FL       May 29, 1998
     Shoppes at Mansell                      Atlanta, GA       July 1, 1998
     Colonial Mall Bel Air                   Mobile, AL        December 29, 1998
     The Plaza Mall                          Greenville, NC    August 1, 1999
     Temple Mall                             Temple, TX        July 1, 2000

         In addition to the acquisition of the operating properties mentioned above, CRLP also acquired a parcel of land in October 1999 through the issuance of 388,898 limited partnership units valued at $10.3 million. Also, in September 2000, CRLP acquired a parcel of land from a related party through the issuance of 12,477 limited partnership units valued at approximately $0.3 million.

(see Note 14)

         Results  of  operations  of  these  properties,   subsequent  to  their
respective acquisition dates, are included in the consolidated financial statements of CRLP. The cash paid to acquire these properties is included in the statements of cash flows. The acquisitions during 2000, 1999, and 1998 are comprised of the following:


(in thousands)                                     2000        1999        1998
                                              ---------   ---------   ---------
Assets purchased:
      Land, buildings, and equipment          $  26,218   $  56,026   $ 348,564
      Other assets                                  472          60           0
                                              ---------   ---------   ---------
                                                 26,690      56,086     348,564
Notes and mortgages assumed                           0           0      (7,509)
Other liabilities assumed or recorded              (818)       (660)     (5,070)
Issuance of limited partnership units
      of Colonial Realty Limited Partnership       (337)    (10,262)    (23,400)
                                              ---------   ---------   ---------
Cash paid                                     $  25,535   $  45,164   $ 312,585
                                              ---------   ---------   ---------

         During 2000, CRLP disposed of five multifamily properties representing 1,132 units and one retail property representing 165,684 square feet. The dispositions included Colonial Grand at Inverness Lakes, Colonial Village at Inverness Lakes, Colonial Village at Hillwood, Colonial Village at Rocky Ridge, Colonial Grand at Palm Aire, and Colonial Promenade Abingdon. The multifamily and retail properties were sold for a total purchase price of $67.6 million, of which $17.3 million was used to repay four secured loans, $7.2 million was issued as a note receivable, and remaining proceeds were used to repay a portion of the borrowings under CRLP's unsecured line of credit, fund additional acquisitions, and to support CRLP's future investment activities.

         During 2000, CRLP sold four of these properties to a joint venture formed by CRLP and an unrelated party. CRLP retained a 15% interest in the joint venture and serves as manager of the properties. CRLP accounts for its 15% interest in this joint venture as an equity investment (see Note 6).

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

         During 1999, CRLP sold six of these properties to a joint venture formed by CRLP and an unrelated party. CRLP retained a 15% interest in the joint venture and serves as manager of the properties. CRLP accounts for its 15% interest in this joint venture as an equity investment (see Note 6).

         During 1998, CRLP sold Orlando Fashion Square to a joint venture equally owned by CRLP and an unrelated party. Proceeds received from this contribution were used to fund additional acquisitions and developments. CRLP accounts for its 50% interest in this joint venture as an equity investment (see
Note 6).

4.  Land, Buildings, and Equipment

         Land, buildings, and equipment consists of the following at December 31, 2000 and 1999:

                                                    (in thousands)
                                              2000                  1999
                                      ------------------   --------------------
         Buildings                    $      1,621,355     $       1,464,148
         Furniture and fixtures                 54,127                46,108
         Equipment                              19,565                14,106
         Land improvements                      48,300                36,631
         Tenant improvements                    43,242                23,290
                                      ------------------   -------------------
                                             1,786,589             1,584,283
         Accumulated depreciation             (255,735)             (206,451)
                                      ------------------   -------------------
                                             1,530,854             1,377,832
         Land                                  238,646               208,500
                                      ------------------   -------------------
                                     $       1,769,500     $       1,586,332
                                      ==================   ===================

5.  Undeveloped Land and Construction in Progress

         During 2000 CRLP completed the construction of six multifamily development projects, one office development project, one office redevelopment project, and three retail development projects at a combined total cost of $230.8 million. The multifamily development projects produced 1,852 new apartment units, the office development project produced 163,252 square feet of new office space, and the retail development projects produced 711,197 square feet of new space. The completed development projects are as follows:


                                                                               Total     Total

Completed Developments and Redevelopments:                    Location        Units/Sq.   Cost
                                                              --------------  --------  --------
Multifamily Properties

Colonial Grand at Heather Glen                                Orlando, FL          448  $ 35,221
Colonial Grand at Liberty Park                                Birmingham, AL       300    27,859
Colonial Grand at Madison                                     Huntsville, AL       336    23,835
Colonial Grand at Promenade                                   Montgomery, AL       384    28,434
Colonial Grand at Reservoir                                   Jackson, MS          170    14,301
Colonial Village at Ashley Plantation II (expansion)          Bluffton, SC         214    13,300
                                                                              --------  --------
                                                                                 1,852  $142,950
                                                                              --------  --------
Office Properties

Colonial Center at Mansell Overlook 300                       Atlanta, GA      163,252    22,634
Independence Plaza (redevelopment)                            Birmingham, AL   107,281     1,798
                                                                              --------  --------
                                                                               270,533  $ 24,432
                                                                              --------  --------
Retail Properties

Colonial Promenade Trussville                                 Birmingham, AL   388,302    33,729
Colonial Promenade Tutwiler Farm                              Birmingham, AL   212,075    24,753
Colonial Promenade Madison (1)                                Huntsville, AL   110,820     4,892
                                                                              --------  --------
                                                                               711,197  $ 63,374
                                                                              --------  --------
          Total                                                                         $230,756
                                                                                        ========


(1) This property is owned 50% through a joint venture. Development costs presented are 50% of total costs.


         CRLP currently has 6 active development and redevelopment projects in progress and various parcels of land available for expansion, construction, or sale. Undeveloped land and construction in progress is comprised of the following at December 31, 2000:


                                                     Total                                            Costs
                                                     Units/                      Estimated         Capitalized
                                                   Square        Estimated      Total Costs          To Date
                                                      Feet      Completion     (in thousands)    (in thousands)
                                                   -----------  ------------   ---------------   ----------------
   Multifamily Projects:

   Colonial Grand at TownPark - Lake Mary                 456      2001        $       37,950    $         8,313
   Colonial Grand at TownPark - Sarasota                  272      2001                20,619              6,901
   Colonial Village at Walton Way (redevelopment)         256      2001                 3,315              3,244
                                                   -----------                 ---------------     --------------
        Total Multifamily Projects                        984                          61,884             18,458

   Office Projects:

   Colonial Center at Town Park 100                   155,386      2001                21,218              3,609

   Retail Projects:

   Brookwood Village Mall (redevelopment)             750,754      2001                48,206              9,105
   Northdale Court (redevelopment)                    192,726      2001                 5,927              3,028
                                                   -----------                   -------------     --------------
        Total Retail Projects                         943,480                          54,133             12,133

   Mixed Use Projects Infrastructure

   Colonial TownPark - Lake Mary                                                       33,168             26,150
   Colonial TownPark - Sarasota                                                         6,410              5,731

   Other Projects and Undeveloped Land                                                                    15,252
                                                                               ---------------   ----------------
                                                                               $      198,796    $        81,333
                                                                               ===============   ================

         Interest capitalized on construction in progress during 2000, 1999, and 1998 was $9.6 million, $8.7 million, and $3.7 million, respectively.

6.  Investment in Partially Owned Entities

         Investment in partially owned entities at December 31, 2000 and 1999 consists of the following:


(in thousands)                                                   Percent
                                                                  Owned            2000           1999
                                                                -----------    ------------  -------------
         Multifamily:

         CMS/Colonial Joint Venture I                               15.00%   $        2,396  $       2,789
         CMS/Colonial Joint Venture II                              15.00%              984              0
                                                                               ------------  -------------
                                                                                      3,380          2,789

         Office:
         600 Building Partnership, Birmingham, AL                   33.33%             (27)           (16)
         Anderson Block Properties Partnership,
             Montgomery, AL                                         33.33%                0            (2)
                                                                               -------------   ------------
                                                                                       (27)           (18)

         Retail:

         Orlando Fashion Square Joint Venture, Orlando, FL          50.00%           18,981         19,777
         Parkway Place Limited Partnership, Huntsville, AL          50.00%            5,742          2,035
                                                                               -------------   ------------
                                                                                     24,723         21,812

         Other:
         Colonial/Polar-BEK Management Company,
           Birmingham, AL                                           50.00%               53             40
                                                                             ---------------  -------------
                                                                             $       28,129   $     24,623
                                                                             ===============  =============

         During September 1999, CRLP entered into a joint venture with CMS. The CMS/Colonial Joint Venture I owns and operates six multifamily properties consisting of the following properties: Colonial Village at Stockbridge, Colonial Grand at Barrington Club, Colonial Grand at Ponte Vedra, Colonial Village at River Hills, Colonial Grand at Mountain Brook, and Colonial Village at Cahaba Heights. CRLP's net investment in the joint venture at December 31, 2000 and 1999 is $2.4 million and $2.8 million, respectively. The joint venture is accounted for using the equity method.

         During June 2000, CRLP entered into a second joint venture with CMS. The CMS/Colonial Joint Venture II owns and operates four multifamily properties consisting of the following properties: Colonial Grand at Inverness Lakes, Colonial Village at Inverness Lakes, Colonial Village at Hillwood, and Colonial Village at Rocky Ridge. CRLP's net investment in the joint venture at December 31, 2000 is $1.0 million. The joint venture is accounted for using the equity method.

         During October 2000, CRLP sold its interest in partnership assets in the Anderson Block Properties Partnership for $0.3 million, which was primarily used to repay the secured loan on the associated property.

     Combined financial information for CRLP's investments in partially owned entities for 2000 and 1999 follows:

                                                           December 31,
                                               ---------------------------------
(in thousands)                                         2000             1999
                                               ---------------------------------
Balance Sheet
Assets

     Land, building, & equipment, net                 $ 249,035      $ 198,777
     Construction in progress                             8,948          6,399
     Other assets                                        22,771          3,499
                                               ---------------------------------
       Total assets                                   $ 280,754      $ 208,675
                                               =================================

Liabilities and Partners' Equity

     Notes payable                                    $ 210,611      $ 150,542
     Other liabilities                                      530          6,705
     Partners' Equity                                    69,613         51,428
                                               ---------------------------------
       Total liabilities and partners' capital        $ 280,754      $ 208,675
                                               =================================

Statement of Operations

     (for the year ended)

Revenues                                               $ 34,543       $ 23,860
Operating expenses                                      (11,749)        (7,974)
Interest expense                                        (13,045)        (7,263)
Depreciation, amortization, and other                    (5,824)        (3,770)
                                               ---------------------------------
     Net income                                         $ 3,925        $ 4,853
                                               =================================


7.       Segment Information

         CRLP is organized into, and manages its business based on the performance of three separate and distinct operating divisions: Multifamily, Office, and Retail. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within each division. The applicable accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Management evaluates the performance of its segments and allocates resources to them based on net operating income (NOI). NOI consists of revenues in excess of general operating expenses, salaries and wages, repairs and maintenance, taxes, licenses, and insurance. Segment information for the years ended December 31, 2000, 1999, and 1998 is as follows:


(in thousands)
-----------------------------------------------------------------------------------------------------------------
2000                                       Multifamily           Office             Retail            Total
-----------------------------------------------------------------------------------------------------------------
Divisional revenues                             $116,005           $ 50,250           $135,055          $301,310
NOI                                               78,075             35,573             99,162           212,810
Divisional assets                                728,996            328,746            800,221         1,857,963
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
1999                                       Multifamily           Office             Retail            Total
-----------------------------------------------------------------------------------------------------------------
Divisional revenues                             $115,724           $ 41,324           $124,509          $281,557
NOI                                               75,929             29,263             90,709           195,901
Divisional assets                                768,798            289,288            739,518         1,797,604
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
1998                                       Multifamily           Office             Retail            Total
Divisional revenues                             $104,462           $ 34,409           $117,572          $256,443
NOI                                               68,789             24,307             83,059           176,155
Divisional assets                                783,097            240,161            683,042         1,706,300
-----------------------------------------------------------------------------------------------------------------

         A reconciliation of total segment revenues to total revenues, total segment NOI to income before extraordinary items and minority interest, and total divisional assets to total assets, for the years ended December 31, 2000, 1999, and 1998, is presented below:

(in thousands)
-----------------------------------------------------------------------------------------------
Revenues                                       2000               1999               1998
-----------------------------------------------------------------------------------------------
Divisional revenues                            $ 301,310          $ 281,557          $ 256,443
Unallocated corporate revenues                     1,000                691                773
-----------------------------------------------------------------------------------------------
     Total revenues                            $ 302,310          $ 282,248          $ 257,216
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
NOI                                            2000               1999               1998
-----------------------------------------------------------------------------------------------
Total divisional NOI                           $ 212,810          $ 195,901          $ 176,155
Unallocated corporate revenues                     1,000                691                773
General and administrative                        (8,392)            (8,442)            (7,524)
Depreciation                                     (59,549)           (52,913)           (46,841)
Amortization                                      (4,335)            (2,272)            (1,806)
Other                                                 (1)                60                 (9)
-----------------------------------------------------------------------------------------------
     Income from operations                      141,533            133,025            120,748
-----------------------------------------------------------------------------------------------
Total other expense                              (61,990)           (47,722)           (52,125)
-----------------------------------------------------------------------------------------------
Income before extraordinary
  items and minority interest                   $ 79,543           $ 85,303           $ 68,623
------------------------------------------===============----===============----===============

                                            (in thousands)
-----------------------------------------------------------------------------------------------
Assets                                         2000               1999               1998
-----------------------------------------------------------------------------------------------
Total divisional assets                      $ 1,857,963        $ 1,797,604        $ 1,706,300
Unallocated corporate assets (1)                  85,584             66,542             50,248
-----------------------------------------------------------------------------------------------
     Total assets                            $ 1,943,547        $ 1,864,146        $ 1,756,548
-----------------------------------------------------------------------------------------------

(1) Includes CRLP's investment in joint ventures of $28,129 and $24,623 as of December 31, 2000 and 1999, respectively. (see Note 6)

8.  Notes and Mortgages Payable

         Notes and mortgages payable at December 31, 2000 and 1999 consist of the following:


                                                       (in thousands)
                                                   2000              1999
                                             ---------------- -----------------

         Revolving credit agreement          $        214,397  $        228,337
         Mortgages and other notes:
           4.00% to 6.00%                              52,975            66,305
           6.01% to 7.50%                             593,005           517,554
           7.51% to 9.00%                             314,014           222,785
           9.01% to 10.25%                              4,704             4,882
                                             ---------------- -----------------
                                             $      1,179,095  $      1,039,863
                                             ================ =================

As of December 31, 2000, CRLP has an unsecured bank line of credit providing for total borrowings of up to $300 million. This line of credit agreement bears interest at LIBOR plus 115 basis points, is renewable in March 2003, and provides for a two-year amortization in the case of non-renewal. The line of credit agreement includes a competitive bid feature that will allow CRLP to convert up to $150 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The credit facility is primarily used by CRLP to finance property acquisitions and development and has an outstanding balance at December 31, 2000, of $214.4 million. The interest rate of this short-term borrowing facility, including the competitive bid balance, is 7.66% and 7.43% at December 31, 2000 and 1999, respectively.

         During 2000 and 1999, CRLP completed seven public offerings of unsecured medium term debt securities totaling $152.5 million through its subsidiary CRLP. The proceeds of the offerings were used to fund acquisitions, development expenditures, repay balances outstanding on CRLP's revolving credit facility, repay certain notes and mortgages payable, and for general corporate purposes. Details relating to these debt offerings are as follows:

                                                                      Gross
                      Type of                                       Proceeds
      Date              Note           Maturity       Rate       (in thousands)
-----------------  --------------- --------------------------   ----------------
August, 1999       Medium-term     August, 2002      7.93%   $            57,500
August, 1999       Medium-term     August, 2004      8.19%                25,000
February, 2000     Medium-term     February, 2005    8.82%                25,000
February, 2000     Medium-term     February, 2010    8.80%                20,000
March, 2000        Medium-term     March, 2010       8.80%                 5,000
December, 2000     Medium-term     December, 2010    8.08%                10,000
December, 2000     Medium-term     December, 2010    8.05%                10,000
                                                                ----------------
                                                             $           152,500
                                                                ----------------

         CRLP entered into several different hedging transactions in an effort to manage exposure to changes in interest rates. As a matter of policy, CRLP never engages in speculative hedging, but uses plain vanilla type, over-the-counter derivative instruments that are commonly used by public companies in corporate America to meet similar hedging objectives.

         On February 10, 2000, CRLP entered into two interest-rate swap agreements on $50 million of its' medium term notes. Under the terms of the agreements, CRLP received a fixed interest rate of 7.37% and was required to pay one- month LIBOR. On October 25, 2000, CRLP terminated the swap agreements and received $1.5 million. This premium will be amortized over the term of the notes. An interest rate swap in the amount of $125 million is in place on CRLP's line of credit effective October 25, 2000. The swap fixes the rate on the floating-line for one year at a rate of 7.66%.

         To reduce interest costs and to take advantage of the favorable interest rate environment, CRLP engaged in an interest rate swap agreement on $30.2 million of amortizing variable rate debt, and the fixed rate on the debt to 6.79% for five years. In anticipation of a debt offering six months hence, CRLP entered into a forward-starting swap for $32.5 million, thereby locking in a fixed rate of 6.20%. Additionally, CRLP purchased an interest rate cap in order to limit the degree to which interest rates may rise over the next two years. The cap covers $30.4 million of LIBOR-based debt at 11.20% through June 30, 2003.

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

         At December 31, 2000, CRLP had $896.0 million in unsecured indebtedness including balances outstanding on its bank line of credit and certain other notes payable. The remainder of CRLP's notes and mortgages payable are collateralized by the assignment of rents and leases of certain properties and assets with an aggregate net book value of $344.7 million at December 31, 2000.

         The aggregate maturities of notes and mortgages payable, including CRLP's line of credit at December 31, 2000, are as follows:

                                        (in thousands)
         2001                         $          79,326
         2002                                    59,461
         2003                                   323,107
         2004                                   100,974
         2005                                    77,422
         Thereafter                             538,805
                                     ------------------
                                      $       1,179,095
                                     ==================

         Based on borrowing rates available to CRLP for notes and mortgages payable with similar terms, the estimated fair value of CRLP's notes and mortgages payable at December 31, 2000 and 1999 was approximately $1.15 billion and $1.05 billion, respectively.

         Certain loan agreements of CRLP contain restrictive covenants, which, among other things, require maintenance of various financial ratios. At December 31, 2000, CRLP was in compliance with those covenants.

         Certain partners of CRLP have guaranteed indebtedness of CRLP totaling $0.6 million at December 31, 2000. CRLP has indemnified these individuals from their guarantees of this indebtedness. Certain partners of CRLP have guaranteed indebtedness of CRLP totaling $27.3 million at December 31, 2000. These individuals have not been indemnified by CRLP.

9.        Capital Structure

         At December 31, 2000, the Company controlled CRLP as the sole general partner and as the holder of 64.9% of the common units of CRLP and 55.6% of the preferred Units (the "Series A Preferred Units"). The limited partners of CRLP who hold units, are those persons (including certain officers and directors) who, at the time of the Initial Public Offering, elected to hold all or a portion of their interest in the form of Units rather than receiving shares of common stock of the Company, or individuals from whom the Company acquired certain properties, who elected to receive Units in exchange for the properties. Each Unit may be redeemed by the holder thereof for either one share of Common Stock or cash equal to the fair market value thereof at the time of such redemption, at the option of CRLP. Additionally, in 1999, CRLP issued $100 million of Series B Cumulative Redeemable Perpetual Preferred Units ("Series B Units") in a private placement, that are exchangeable for Series B Preferred Shares of the Company after ten years at the option of the holders of the Series B Units. (See Note 10)

         The Board of Trustees of the Company manages CRLP by directing the affairs of the Company. The Company's interests in CRLP entitle it to share in cash distributions from, and in the profits and losses of, CRLP in proportion to the Company's percentage interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

10.  Cash Contributions

         During 1998, the Company completed four public offerings of common shares totaling 4,609,438 common shares of beneficial interest. The proceeds of the offerings were used to fund acquisition and development expenditures, repay balances outstanding on CRLP's revolving credit agreement, repay certain notes and mortgages payable, and for general corporate purposes. Details relating to these equity offerings are as follows:

                                                                                         (in thousands)
                                                                            ------------------------------------------
                      Type of           Number of           Price Per          Gross        Offering          Net
      Date            Offering            Shares              Share           Proceeds        Costs        Proceeds
-----------------  --------------- --------------------   ---------------   -------------  ------------   ------------
February, 1998         Common            375,540       $     30.0000     $        11,266 $         627  $      10,639
March, 1998            Common            806,452       $     31.0000     $        25,000 $       1,389  $      23,611
March, 1998            Common            381,046       $     31.0000     $        11,812 $         656  $      11,156
April, 1998            Common           3,046,400      $     30.1250     $        91,773 $       4,973  $      86,800

         In February 1999, CRLP issued 2.0 million units of $50 par value 8.875% Series B Cumulative Redeemable Perpetual Preferred Units (Preferred Units), valued at $100 million in a private placement. CRLP has the right to redeem the Preferred Units, in whole or in part, after five years at the cost of the original capital contribution plus the cumulative priority return, whether or not declared. The Preferred Units are exchangeable for 8.875% Series B Preferred Units of CRLP after ten years at the option of the holders of the Preferred Units. The proceeds of the issuance, net of offering costs of $2.6 million were used to repay balances outstanding on CRLP's revolving credit agreement and to fund development, acquisition, and expansion expenditures.

         During January 2000, CRLP initiated and completed an Executive Unit Purchase Program (Unit Purchase Program), in which the Board of Trustees and certain members of CRLP's management were able to purchase 425,925 Units of CRLP. Under the Unit Purchase Program, the Board of Trustees and the members of management obtained full-recourse personal loans from an unrelated financial institution, in order to purchase the Units. The Units are pledged as collateral against the loans. In addition, CRLP has provided a guarantee to the unrelated financial institution for the personal loans. The value of the Units purchased under the Unit Purchase Program was approximately $10 million.

11.  Employee Benefits

         Employees of CRLP participate in a noncontributory defined benefit pension plan designed to cover substantially all employees. Pension expense includes service and interest costs adjusted by actual earnings on plan assets and amortization of prior service cost and the transition amount. The benefits provided by this plan are based on years of service and the employee's final average compensation. CRLP's policy is to fund the minimum required contribution under ERISA and the Internal Revenue Code.

         The table below presents a summary of pension plan status as of December 31, 2000 and 1999, as it relates to the employees of CRLP.

(in thousands)                                                              2000              1999
-------------------------------------------------------------------    ---------------    --------------
Actuarial present value of accumulated benefit obligation
      including vested benefits of $1,462 and $1,030                          $ 1,918           $ 1,312
      at December 31, 2000 and 1999, respectively
Actuarial present value of projected benefit obligations
      at year end                                                             $ 3,460           $ 2,538
Fair value of assets at year end                                              $ 1,135           $ 1,030
Accrued pension cost                                                          $ 2,106           $ 1,481
Net pension cost for the year                                                   $ 625             $ 613


Actuarial assumptions used in determining the actuarial present value of accumulated benefit obligations at January 1, 2000, are as follows:

                                                                            2000              1999
                                                                       ---------------    --------------
Weighted-average interest rate                                                  7.50%             8.00%
--------------------------------------------------------------------------------------------------------
Increase in future compensation levels                                          4.00%             4.25%


         CRLP participates in a salary reduction profit sharing plan covering substantially all employees. This plan provides, with certain restrictions, that employees may contribute a portion of their earnings with CRLP matching one-half of such contributions, solely at CRLP discretion. Contributions by CRLP were approximately $313,000, $275,000, and $178,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

12.  Leasing Operations

         CRLP is in the business of leasing and managing multifamily, office, and retail property. For properties owned by CRLP, minimum rentals due in future periods under noncancelable operating leases extending beyond one year at December 31, 2000, are as follows:


                                                (in thousands)
                                              -----------------
         2001                                $        141,668
         2002                                         128,587
         2003                                         110,983
         2004                                          94,555
         2005                                          76,033
         Thereafter                                   278,683
                                              -----------------
                                             $        830,509
                                              =================


         The noncancelable leases are with tenants engaged in retail and office operations in Alabama, Georgia, Florida, North Carolina, South Carolina, Tennessee, Texas, and Virginia. Performance in accordance with the lease terms is in part dependent upon the economic conditions of the respective areas. No additional credit risk exposure relating to the leasing arrangements exists beyond the accounts receivable amounts shown in the December 31, 2000 balance sheet. Leases with tenants in multifamily properties are generally for one year or less and are thus excluded from the above table. Substantially all of CRLP's land, buildings, and equipment represent property leased under the above and other short-term leasing arrangements.

         Rental income for 2000, 1999, and 1998 includes percentage rent of $5.7 million, $4.7 million, and $4.0 million, respectively. This rental income was earned when certain retail tenants attained sales volumes specified in their respective lease agreements.

13.  Related Party Transactions

         CRLP has generally used affiliated construction companies to manage and oversee its development and expansion projects. CRLP paid $46.7 million, $62.8 million and $40.0 million for property development costs to Lowder Construction Company, Inc., a construction company owned by The Colonial Company (TCC) (an affiliate of certain partners and trustees), during the years ended December 31, 2000, 1999 and 1998, respectively. Of these amounts, $43.2 million, $55.4 million and $37.3 million was then paid to unaffiliated subcontractors for the construction of these development and expansion projects during 2000, 1999 and 1998, respectively. CRLP had outstanding construction invoices and retainage payable to Lowder Construction Company, Inc. totaling $1.4 million and $5.7 million at December 31, 2000 and 1999, respectively. CRLP also paid $31.3 million, $21.5 million and $0.4 million for property construction costs to a construction company owned by a trustee during the years ended December 31, 2000, 1999 and 1998, respectively. Of these amounts, $28.2 million, $19.4 million and $0.4 million was then paid to unaffiliated subcontractors for the construction of these development projects during 2000, 1999 and 1998, respectively. CRLP had outstanding construction invoices and retainage payable to this construction company totaling $0.2 million and $0.7 million at December 31, 2000 and 1999, respectively.

         During September 2000, CRLP purchased a parcel of land from Colonial Commercial Investments, Inc. (CCI), which is owned by trustees James K. Lowder and Thomas H. Lowder, through the issuance of 12,477 limited partnership units valued at approximately $0.3 million.

         During July 1998, CRLP acquired a 79.8% interest in Colonial Village at Haverhill. Effective May 1999, CRLP purchased the remaining 20.2% interest in this property by issuing 157,140 Units to the seller. The seller is a trustee of CRLP.

         Following is a summary of property acquisitions from entities for which trustees of CRLP are involved as a partner:

         Date                  Property and Land Acquired             Purchase Price           Units Issued
----------------------- ------------------------------------------ --------------------- -------------------------
September 2000          Colonial Promenade Montgomery Lot 1        $0.3 million          12,477 CRLP Units
May 1999                Colonial Village at Haverhill              $4.2 million(1)       157,140 CRLP Units
November 1998           Colonial Center at Research Park           $1.0 million          36,647CRLP Units
September 1998          1800 International Park                    $1.8 million (2)
October 1998            Colonial Grand at Promenade                $1.5 million          34,700 CRLP Units
July 1998               Colonial Center 100 at Mansell Overlook    $27.7 million         396,365 CRLP Units
July 1998               Shoppes at Mansell                         $3.7 million          76,809 CRLP Units

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

         CRLP and its subsidiaries provide certain services to and received certain services from related entities, which resulted in the following income (expense) included in the accompanying statements of income:

                                                   (Amounts in thousands)
                                                   ----------------------
                                                2000       1999       1998
                                             ----------------------------------
       Rental income                           $1,478     $1,144      $876
       Management/other fee income                300        262       289
           Insurance brokerage expense           (198)      (167)     (131)

14. Recent Pronouncements of the Financial Accounting Standards Board

         In June 1998, the FASB issued SFAS No. 133 (subsequently amended by SFAS No. 137 and 138), which established new accounting and reporting standards for derivative instruments. CRLP is required to adopt this statement on January 1, 2001. This statement requires CRLP to recognized all derivatives as either assets or liabilities on the balance sheet and measure the effectiveness of the hedges, or the degree that the gain (loss) for the hedging instrument offsets the loss (gain) on the hedged item, at fair value each reporting period. For hedges that fix the forecasted future cash flows of a borrowing, the effective portion of the gain or loss on the derivative instrument will be recognized in other comprehensive income as a component of equity until the hedged item is recognized in earnings. For fair value hedges, both the hedging instrument and the hedged item are recorded on the balance sheet at their fair values. Any change in their fair value is reported in earnings in each period. Swaps that convert fixed rate payments to floating rate payments are considered fair value hedges.

         On adoption of SFAS No. 133 in January 2001, CRLP will record a net transition adjustment of $885,000 in accumulated other comprehensive income
(capital). Adoption of the standard will also result in CRLP recognizing $885,000 of derivative instrument liabilities. In general, the amount of volatility will vary with the level of derivative activities during any period.

15.  Subsequent Events

         On January 27, 2001, the Board of Trustees declared a cash distribution to partners of CRLP in the amount of $.63 per unit and per partnership unit, totaling $20.1 million. The distribution was made to partners of record as of February 8, 2001, and was paid on February 15, 2001.

         On February 6, 2001, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") to register the issuance of up to 425,925 Common Units upon the redemption of an equal number of CRLP Units issued to employees and trustees of CRLP in January 2000 through the Unit Purchase Program (see Note 10). In the same registration statement, the Company also registered the resale of up to 10,787,325 Common Units that are already outstanding or that may be issued upon redemption of currently outstanding CRLP Units.

                        Report of Independent Accountants

To the Board of Trustees
   of Colonial Properties Trust:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Colonial Realty Limited Partnership (the "Company") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Birmingham, Alabama

January 16, 2001, except for Note 17, as to which the date is February 26, 2001

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                           None.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

         CRLP is managed by the Company, the general partner of CRLP. The trustees of the Company are as follows:

         Thomas H. Lowder, 51, has been a trustee of the Company since its formation in July 1993. He is the chairman of the board, president and chief executive officer of the Company. Mr. Lowder became President of Colonial Properties, Inc., the Company's predecessor, in 1976, and since that time has been actively engaged in the acquisition, development, management, leasing and sale of multifamily, office and retail properties for the Company. Mr. Lowder is a member of the National Association of Real Estate Investment Trusts (NAREIT), the National Association of Industrial Office Parks, and the International Council of Shopping Centers. He serves on the Board of Directors of, among other organizations, the Children's Hospital of Alabama, the Community Foundation of Greater Birmingham, American Red Cross - Birmingham Area Chapter and the United Way of Central Alabama. Mr. Lowder is a member of the Executive Committee of the board of trustees and a member of the board of directors of the Management Corporation.

         Carl F. Bailey, 70, has been a trustee of the Company and a director of Colonial Properties Services, Inc., which conducts the Company's third-party management, leasing and brokerage operations (the "Management Corporation"), since September 1993. Mr. Bailey is a former co-chairman of BellSouth Telecommunications, Inc. and former chairman and chief executive officer of South Central Bell Telephone Company, positions from which he retired in 1991. He worked for South Central Bell in a number of capacities over the past three and a half decades and was elected president and a member of the board of directors in 1982. Mr. Bailey is president of BDI, a distribution company, vice chairman of Polymers, Inc., and a member of the board of directors of SouthTrust Corporation. Mr. Bailey serves on the board of trustees of Birmingham Southern College. Mr. Bailey is a member of the Executive Committee and is chairman of the Audit Committee of the board of trustees.

         M. Miller Gorrie, 65, has been a trustee of the Company since 1993. Mr. Gorrie is chairman of the board and chief executive officer of Brasfield & Gorrie, L.L.C., a general contracting firm located in Birmingham, Alabama that is ranked consistently among ENR's "Top 100 Contractors." He serves as chairman of the Baptist Hospital Foundation, and serves on the board of directors of the Metropolitan Development Board of Birmingham, and is a past director of AmSouth Bank, the Southern Research Institute, the Alabama Chamber of Commerce, the Associated General Contractors, the Building Science Advisory Board of Auburn University, the Business Council of Alabama and the United Way of Alabama. Mr. Gorrie is chairman of the Executive Committee and is a member of the Executive Compensation Committee of the board of trustees. He also is a member of the executive compensation committee of the board of directors of the Management Corporation.

         James K. Lowder, 51 has been a trustee of the Company since its formation in July 1993. Mr. Lowder is also chairman of the board of The Colonial Company, chairman of the board of Lowder Construction Company, Inc., chairman of the board of Lowder New Homes, Inc., chairman of the board of Colonial Insurance Agency, Inc., chairman of the board of Lowder Realty Company, Inc., chairman of the board of Colonial Commercial Development, Inc., chairman of the board of Colonial Homes, Inc., chairman of the board of American Colonial Insurance Company, chairman of the board of Colonial Commercial Realty, Inc. and chairman of the board of Colonial CommercialInvestments, Inc. He is a member of the Home Builders Association of Alabama, and the Greater Montgomery Home Builders Association, and is a member of the board of directors of Alabama Power Company. Mr. Lowder is a member of the Executive Compensation Committee of the board of trustees. Mr. Lowder is the brother of Thomas H. Lowder, who is an incumbent trustee.

         Herbert A. Meisler, 73, has been a trustee of the Company since 1995. Together with Mr. Ripps, he formed The Rime Companies, a real estate development, construction and management firm specializing in the development of multifamily properties. In December 1994, the Company purchased ten multifamily properties from partners associated with The Rime Companies. While with The Rime Companies, Mr. Meisler oversaw the development and construction of approximately 15,000 multifamily apartment units in the Southeastern United States. He currently serves on the board of directors of the Community Foundation of South Alabama and the Mobile Airport Authority and was Philanthropist of the Year in Mobile, Alabama. He is a past director of the Alabama Eye and Tissue Bank and past president of the Mobile Jewish Welfare Fund. Mr. Meisler is a member of the Executive Compensation Committee (and its Option Plan Subcommittee) and the Audit Committee of the board of trustees.

         Claude B. Nielsen, 50, has been a trustee of the Company since September 1993. Since 1990, Mr. Nielsen has been president of Coca-Cola Bottling Company United, Inc., headquartered in Birmingham, Alabama, serving also as chief operating officer from 1990 to 1991 and as chief executive officer since 1991. Prior to 1990, Mr. Nielsen served as president of Birmingham Coca-Cola Bottling Company. Mr. Nielsen is on the board of directors of AmSouth
Bancorporation and also serves as a board member of the Birmingham Airport Authority. Mr. Nielsen is chairman of the Executive Compensation Committee and a member of the Executive Committee of the board of trustees and is chairman of its Option Plan Subcommittee.

         William M. Johnson, 54, has been a trustee of the Company since July 1997, in connection with the Company's acquisition from Mr. Johnson, by merger, of seven office buildings and retail space totaling 560,600 square feet in Mansell 400 Business Center, the largest Class-A multi-tenant office park in the North Fulton (Atlanta, Georgia) area. In 1978, Mr. Johnson founded Johnson Development Company, a real estate development, construction and management firm where he directed the development of 1.2 million square feet of office, warehouse, retail and hotel space having a value in excess of $117 million. Mr. Johnson is a member of the board of trustees of Asbury Theological Seminary, a member of the Board of Directors of The Mission Society for United Methodists and a member of the Board of Directors of Reach Out Ministries. Mr. Johnson serves as an advisor in strategic planning for not-for-profit agencies. In 1999, Mr. Johnson established a family foundation that partners with thirty-two agencies and ministries. Mr. Johnson is a member of the Executive Compensation Committee and Executive Committee of the board of trustees of the Company.

         Donald T. Senterfitt, 81, has been a trustee of the Company since September 1993. Mr. Senterfitt is chairman of the board of directors of Colonial Bank, Central Florida. He is a former director and vice chairman of SunTrust Banks, Inc., a bank holding company. He is past president of the American Bankers Association and former general counsel to the Florida Bankers Association, having served both organizations in a number of other capacities. Mr. Senterfitt is a member of the Mid-Florida Business Hall of Fame and the President's Council of the University of Florida. He is a member of the board of directors and currently serves as president of CITE, Inc., the Center for Independence, Technology and Education, a non-profit organization which serves the needs of blind, visually handicapped and multi-handicapped children and adults. Mr. Senterfitt is a member of the Audit Committee of the board of trustees of the Company.

         Harold W. Ripps, 62, has been a trustee of the Company since 1995. Together with Herbert A. Meisler, another member of the board of trustees, he formed The Rime Companies, a real estate development, construction and management firm specializing in the development of multifamily properties. In December 1994, the Company purchased ten multifamily properties from partners associated with The Rime Companies. While with The Rime Companies, Mr. Ripps oversaw the development and construction of approximately 15,000 multifamily apartment units in the Southeastern United States. He is a member of the executive committee of the Birmingham Council of Boy Scouts of America, the board of trustees of Birmingham Southern College and the President's Council of the University of Alabama in Birmingham. Mr. Ripps is a member of the Executive Committee of the board of trustees and is a member of the board of directors and the executive compensation committee of the Management Corporation.

                        Executive Officers of the Company

          The following is a biographical summary of the executive officers of the Company:

         Thomas H. Lowder, 51, has been President and Chief Executive Officer of the Company and a trustee of the Company, since 1993. Mr. Lowder became President of Colonial Properties, Inc., the Company's predecessor, in 1976, and since that time has been actively engaged in the acquisition, development, management, leasing and sale of multifamily, office and retail properties for the Company. Mr. Lowder is a member of the National Association of Real Estate Investment Trusts (NAREIT), the National Association of Industrial Office Parks, and the International Council of Shopping Centers. He serves on the Board of Directors of, among other organizations, the Children's Hospital of Alabama, the Community Foundation of Greater Birmingham, American Red Cross - Birmingham Area Chapter and the United Way of Central Alabama. Mr. Lowder is a member of the Executive Committee of the board of trustees and a member of the board of directors of the Management Corporation.

         C. Reynolds Thompson, III, 38, Chief Operating Officer of the Company since September 1999, responsible for the Multifamily, Office, Retail and Mixed-Use divisions. Thompson oversees the management, acquisition, leasing and development of properties within its three operating divisions and development in the mixed-use division. Prior to his appointment as Chief Operating Officer, Thompson was Chief Investment Officer, responsible for investment strategies, market research, due diligence, mergers and acquisitions, joint venture development and cross-divisional acquisitions. Prior to his position as Chief Investment Officer, Thompson served as Executive Vice President--Office
Division, with responsibility for management of all office properties owned and/or managed by the Company, from May 1997 to May 1998. Thompson joined Colonial Properties Trust in February 1997 as Senior Vice President--Office Acquisitions, with responsibility for all acquisitions of office properties. Prior to joining Colonial Properties Trust, Thompson worked for CarrAmerica Realty Corporation in office building acquisitions and due diligence. His fourteen-year real estate background includes acquisitions, development, leasing, and management of office properties in the south. Thompson is a member of the Executive Committee of the Metropolitan Development Board, an active member of the National Association of Industrial and Office Parks, and he serves on the Board of Trustees for the Alabama Real Estate Research and Education Center. Thompson holds a Bachelor of Science Degree from Washington and Lee University.

         Howard B. Nelson, Jr., 53, Chief Financial Officer of the Company, with general responsibility for financing matters since May 1997. Mr. Nelson was Senior Vice President and Chief Operating Officer of the Company, with responsibility for the day-to-day management of the Company, from September 1993 to May 1997. He joined Colonial Properties in 1984 as Vice President and became Senior Vice President- Finance in 1987. Mr. Nelson presently serves on the Birmingham-Southern College Edward Lee Norton Board of Advisors for Management and Professional Education, the College of Business Advisory Council of Auburn University and the Business Council of Alabama's Progress PAC Board of Directors. Nelson has served in the past on the Accounting and Technology committee of the Real Estate Roundtable, as treasurer, vice president, president and board member of the Birmingham Chapter of the National Association of Industrial and Office Parks (NAIOP) and on the Board of Directors of the Children's Harbor Family Center. Nelson holds a Bachelor or Science Degree from Auburn University.

         John P. Rigrish, 52, Chief Administrative Officer, with responsibilities for the supervision of Accounting Operations, Management Information Systems, Human Resources and Employee Services since 1998. Prior to joining Colonial, Mr. Rigrish worked for BellSouth in Corporate Administration and Services. Mr. Rigrish holds a Bachelor's degree from Samford University and did his postgraduate study at Birmingham-Southern College. He served on the Edward Lee Norton Board of Advisors for Management and Professional Education at Birmingham-Southern College and the Board of Directors of Senior Citizens, Inc. in Nashville, Tennessee.

         Paul F. Earle, 42, Executive Vice-President-Multifamily Division of the Company, with responsibility for management of all multifamily properties owned and/or managed by the Company, since May 1997. He joined Colonial in 1991 and has served as Vice President - Acquisitions, as well as Senior Vice President - Multifamily Division. Mr. Earl serves as Chairman of the Alabama Multifamily Council and is an active member of the National Apartment Association. He also serves as President of the Board of Directors of Big Brother/Big Sisters and is a Board member of the National Multifamily Housing Council. Before joining Colonial, Mr. Earle was the President and Chief Operating Officer of American
Residential Management, Inc., Executive Vice President of Great Atlantic Management, Inc. and Senior Vice President of Balcor Property Management, Inc.

         John N. Hughey, 41, has been Executive Vice President-Retail Division of the Company, with responsibility for all retail properties owned and/or managed by the Company, since May 1997. He joined Colonial in 1982 and assumed responsibility for an increasing number of shopping centers until being named to Senior Vice President-Retail Division of Colonial in 1991. Mr. Hughey served as the Alabama/Mississippi State Operations Chairman for the International Council of Shopping Centers from 1993-1995. He holds a Bachelor of Science Degree from Auburn University.

         Charles A. McGehee, 54, Executive Vice President - Mixed-Use Development Division of Colonial Properties Trust, with responsibility for the Company's development of properties with mixed-use product types since September 1999. McGehee also oversees land acquisitions and dispositions. From September 1993 to September 1999 McGehee was responsible for Land Acquisitions and Development, Brokerage and Dispositions for Colonial Properties. From January 1990 to September 1993 McGehee was Senior Vice President - Office Division. He joined the Company in 1976 as Vice President of Retail Leasing and was responsible for leasing all retail space owned and/or managed by Colonial
Properties. Mr. McGehee has served as president and as a board member of the National Association of Industrial and Office Parks (NAIOP) and is a member of the Board of Directors of the Birmingham Area Board of Realtors. McGehee is currently on the Board of Trustees for the Birmingham Chamber of Commerce. He holds a Bachelor of Science Degree from Auburn University.

         Robert A. "Bo" Jackson, 46, Executive Vice President-Office Division of Colonial Properties Trust, with general responsibility for management of all office properties owned and managed by the Company. Prior to joining Colonial Properties, Jackson worked for Beacon Properties as a Vice President responsible for leasing performance, new office development and acquisitions throughout the Southeast. He has been involved in over 10 million square feet of Atlanta urban and suburban office development. Jackson has received professional accolades from The Atlanta Board of Realtors, The Downtown Developers Group and The National Association of Industrial and Office Parks (NAIOP). Jackson is active member of NAIOP and an active member of the Urban Land Institute. He is also a member of the Board of Directors of the Greater North Fulton Chamber of Commerce. Jackson holds a Bachelor of Science Degree in Business Administration from the University of Delaware.

         Kenneth E. Howell, 51, has been Senior Vice President-Chief Accounting Officer of the Company, with general responsibility for the supervision of accounting for all of the properties owned and/or managed by the Company, since August 1998. Mr. Howell joined the Company in 1981, and served as Controller for Colonial from 1986-1998. From 1981-1986 he held the position of Assistant Controller of the Colonial Company, parent company of the then private Colonial Properties, Inc. He serves on the Auburn University School of Accountancy Advisory Board. Mr. Howell holds a Bachelor of Science Degree in Business Administration from Auburn University.

Item 11.          Executive Compensation.

         The following table sets forth certain information concerning the annual and long-term compensation for the chief executive officer and the four other most highly compensated executive officers of the Company (the "Named Executive Officers"):

                           Summary Compensation Table

                                        Annual Compensation                            Long-Term Compensation
                                 ----------------------------------------  ------------------------------------------------
                                                                             Restricted     Securities            All
                                                             Other Annual       Share       Underlying          Other
Name and Principal Position      Year Salary ($)Bonus ($)(1) Compensation  Awards ($) (1)   Options (#)     Compensation(2)
---------------------------      ---- ---------------------- ------------  --------------   -----------     ---------------
Thomas H. Lowder                 2000  $315,000 $    --          --          $119,000          37,500           $5,062
 Chairman of the Board           1999   315,000      --          --            47,600          50,000            4,800
 President and Chief Executive   1998   310,000      --          --            94,640            --              2,721

       Officer

C. Reynolds Thompson, III.       2000   248,000    40,000        --               --           20,000            5,100
  Chief Operating Officer        1999   199,213      --          --            41,300          16,667            4,800
                                 1998   149,500    22,500        --            38,500            --              2,906


Howard B. Nelson, Jr.            2000   215,000    15,190        --            22,134          12,500            5,100
  Chief Financial Officer and    1999   215,000      --          --            37,800          16,667            4,800
       Secretary                 1998   208,000      --          --            53,200            --              2,721


Robert A. Jackson                2000   175,000    98,100        --              --            10,000            3,062
  Executive Vice President-      1999   155,000    25,000        --              --            13,333            3,479
       Office Division           1998   130,000    64,000        --            20,148            --                --


Paul F. Earle                    2000   163,000      --          --            70,924          10,000            3,661
    Executive Vice President-    1999   155,000    12,200        --            69,217          13,333            3,704
       Multifamily  Division     1998   145,000    10,000        --            21,000             --             2,847

(1) The Company's incentive compensation plan permits officers to elect to receive all or part of their annual bonus in the form of restricted shares instead of cash. Officers who elect to receive up to 50% of their bonus in restricted shares receive shares having a market value on the issue date equal to 125% of the deferred amount. Officers who elect to receive more than 50% of their annual bonus in restricted shares receive shares having a market value on the issue date equal to 140% of the deferred amount. For 2000, Messrs. Lowder, Thompson, Nelson, Jackson and Earle elected to receive 100%, 0%, 51%, 0% and 100%, respectively, of their bonuses in restricted shares. The restricted shares issued to Messrs. Lowder, Nelson and Earle vest over 3 years, with 50% vesting on the first anniversary of the issue date and the remaining 25% vesting in equal installments on the second and third anniversaries of the issue date. The restricted shares issued under the incentive compensation plan were issued in March 2001. The number and value of restricted shares held by the Named Executive Officers as of December 31, 2000 were as follows: Mr. Lowder - 7,632 shares ($198,909); Mr. Thompson - 2,925 shares ($76,263); Mr. Nelson - 4,707 shares ($122,676); Mr. Jackson - 795 shares ($20,720) and Mr.
         Earle- 3,831 shares ($99,845). Dividends are paid on restricted shares at the same rate paid to all other holders of common shares.

(2) All Other Compensation consists solely of employer contributions to the Company's 401(k) plan.


         The following table sets forth certain information concerning exercised and unexercised options held by the Named Executive Officers at December 31, 2000:
                 Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values

                                                                   Number of                 Value of Unexercised
                            Shares                            Securities Underlying               In-the-Money
                           Acquired           Value            Unexercised Options                  Options
Name                    on Exercise(#)     Realized($)        at December 31, 2000          at December 31, 2000(1)
----                    --------------     -----------        -----------------------------------------------------

                                                            Exercisable Unexercisable     Exercisable Unexercisable
                                                            ----------- ------------      ----------- -------------
Thomas H. Lowder......        --              --             73,835        77,500         $ 127,812       $ 77,344

C. Reynolds Thompson, III     --              --              9,166        30,001               --          41,250


Howard B. Nelson, Jr..        --              --             35,076        22,501            45,793         25,781

Robert A. Jackson.....        --              --             15,333        18,000               --          20,625

Paul F. Earle.........        --              --             11,333        18,000             3,594         20,625
------------------------

(1) Based on the closing price of $26.0625 per Common Share on December 31, 2000, as reported by the New York Stock Exchange.

         The following table sets forth certain information relating to options to purchase common shares granted to the Named Executive Officers during 2000:

                        Option Grants in Last Fiscal Year

                                Individual Grants
                        ------------------------------------------------------------
                                            Percent
                           Number of       of Total
                          Securities        Options
                          Underlying      Granted to      Exercise
                            Options      Employees in       Price          Expiration        Option
Name                     Granted (#) 1    Fiscal Year      ($/Sh)             Date           Value 2
----------------------------------------------------------------------------------------------------

Thomas H. Lowder......       37,500          21.0%         $ 24.00            1/24/10      $ 42,375

C. Reynolds Thompson, III    20,000          11.2%           24.00            1/24/10        22,600

Howard B. Nelson, Jr..       12,500           7.0%           24.00            1/24/10        14,125

Robert A. Jackson.....       10,000           5.6%           24.00            1/24/10        11,300

Paul F. Earle.........       10,000           5.6%           24.00            1/24/10        11,300

--------

1 All options granted in 2000 become exercisable in five equal annual installments beginning on the first anniversary of the date of grant and have a term of ten years.

2 The Black-Scholes option pricing model was chosen to estimate the value of the options set forth in this table. The Company's use of this model should not be construed as an endorsement of its accuracy of valuing options. All option valuation models, including the Black-Scholes model, require a prediction about the future movement of the share price. The following assumptions were made for the purposes of calculating the option value: an option term of 10 years, volatility of 14.56%, dividend yield at 8.19%, and interest rate of 5.74%. The real value of the options to purchase common shares in this table depends upon the actual performance of the Company's common shares, the option holder's continued employment throughout the option period, and the date on which the options are exercised.

Defined Benefit Plan

         The Company maintains a retirement plan for all of the employees of the Company and its subsidiaries. An employee becomes eligible to participate in the plan on January 1 or July 1 following the first anniversary of the person's employment by the Company or one of its consolidated or unconsolidated subsidiaries or age 21 if later. Benefits are based upon the number of years of service (maximum 25 years) and the average of the participant's earnings during the five highest years of compensation during the final 10 years of employment. Each participant accrues a benefit at a specified percentage of compensation up to the Social Security covered compensation level, and at a higher percentage of compensation above the Social Security covered compensation level. A participant receives credit for a year of service for every year in which 1,000 hours are completed in the employment of the Company or its predecessor or any of the Company's subsidiaries.

         The following table reflects estimated annual benefits payable upon retirement under the retirement plan as a single life annuity commencing at age
65. These benefits ignore the lower benefit rate applicable to earnings below the Social Security covered compensation level.

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

         Covered compensation under the plan includes the employees' base salary and other earnings received from the Company. Thomas H. Lowder has 26 years of covered service under the plan, Howard B. Nelson, Jr. has 16 years of service,
C. Reynolds Thompson, III has 4 years of service, Robert A. Jackson has 3 years of service, and Paul F. Earle has 9 years of service.

Employment Agreement

         Thomas H. Lowder, the president and chief executive officer of the Company, entered into an employment agreement with the Company in September 1993. This agreement provides for an initial term of three years, with automatic renewals for successive one-year terms if neither party delivers notice of non-renewal at least six months prior to the next scheduled expiration date. The agreement provides for annual compensation of at least $275,000 and incentive compensation on substantially the same terms as set forth in the description of the Annual Incentive Plan. See "Report on Executive Compensation - Annual Incentive Plan." The agreement includes provisions restricting Mr. Lowder from competing with the Company during employment and, except in certain circumstances, for two years after termination of employment. In addition, in the event of disability or termination by the Company without cause or by the employee with cause, the agreement provides that the Company must pay Mr. Lowder the greater of (i) his base compensation and benefits for the remainder of the employment term or (ii) six months' base compensation and benefits.

                 EXECUTIVE COMPENSATION COMMITTEE INTERLOCKS AND

                              INSIDER PARTICIPATION

         None of the five members of the Executive Compensation Committee is an employee of the Company. As described below, M. Miller Gorrie and James K. Lowder, who are members of the committee, own interests in certain entities that, during 2000, were parties to certain transactions involving the Company.

         The Company engaged Lowder Construction Company, Inc., of which Mr. J. Lowder serves as the chairman of the board and which is indirectly owned by Messrs. J. Lowder and T. Lowder, to serve as construction manager for six multifamily development and one retail development project during 2000. The Company paid a total of $46.7 million ($43.2 million of which was then paid to unaffiliated subcontractors) for the construction of these development and expansion projects during 2000. The Company had outstanding construction invoices and retainage payable to Lowder Construction Company, Inc. totaling $1.4 million at December 31, 2000.

         Brasfield & Gorrie General Contractors, Inc. ("B&G"), a corporation of which Mr. Gorrie is a shareholder and chairman of the board, was engaged to serve as construction manager for five office and retail development and redevelopment projects during 2000. The Company paid B&G a total of $31.3 million ($28.2 million of which was then paid to unaffiliated subcontractors) during 2000. The Company had outstanding construction invoices and retainage payable to this company totaling $0.2 million at December 31, 2000.

         The Company purchased a parcel of land from Colonial Commercial Investments, Inc. ("CCI"), a corporation owned by Messrs. J. Lowder and T. Lowder, through the issuance of 12,477 limited partnership units in the Operating Partnership valued at approximately $0.3 million.

         The Management Corporation provided management and leasing services during 2000 to certain entities in which Messrs. J. Lowder, T. Lowder and R. Lowder have an interest. The aggregate amount of fees paid to the Management Corporation by such entities during 2000 was approximately $200,000. The Company owns a 99% economic interest in the Management Corporation but, due to limitations imposed by the IRS's REIT rules, owns only 1% of the voting stock. The remainder of the voting stock is held by members of the Lowder family.

         Colonial Insurance Company, a corporation indirectly owned by the Lowder family, provided insurance brokerage services for the Company during 2000. The aggregate amount paid by the Company to Colonial Insurance Company for these services for the year ended December 31, 2000, was approximately $198,000. The Company performed Risk Management Administrative Services for which Colonial Insurance Company paid the Company $100,000 during 2000.

         The Company leased space to certain entities in which the Lowder family has an interest and received rent from these entities totaling approximately $1.5 million during 2000.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of Units as of March 12, 2001 for (1) each person known by CRLP to be the beneficial owner of more than five percent of the CRLP's outstanding Units, (2) each trustee of the Company and each Named Executive Officer and (3) the trustees and executive officers of the Company as a group. Each person named in the table has sole voting and investment power with respect to all Units shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. References in the table to "Units" are to units of limited partnership interest in the Operating Partnership. The extent to which a person held common shares of Beneficial interest of Colonial Properties Trust as of March 12, 2001, under the caption "Voting Securities and Principal Holders Thereof", and is incorporated by reference in this Annual Report and shall be deemed a part hereof. Unless otherwise provided in the table, the address of each beneficial owner is Colonial Plaza, Suite 750, 2101 Sixth Avenue North, Birmingham, Alabama 35203.


Name and Business Address                      Number of         Percent of
of Beneficial Owner                              Units            Units (1)
-------------------------------------          --------           ---------

Colonial Properties Trust...................   20,836,591           65.2%

Thomas H. Lowder .. ........................    2,938,373  (2)       9.2%

James K. Lowder ............................    2,938,373  (3)       9.2%
2000 Interstate Parkway
Suite 400
Montgomery, Alabama  36104

Robert E. Lowder ...........................    1,750,372  (4)       5.5%
One Commerce Street
Montgomery, Alabama  36104

Carl F. Bailey .............................       17,595              *

M. Miller Gorrie ...........................      266,523  (5)         *

William M. Johnson .........................      844,781  (6)       2.7%

Herbert A. Meisler .........................      544,529  (7)       1.7%

Claude B. Nielsen ..........................        5,865              *

Harold W. Ripps ............................    1,925,975            6.0%

Donald T. Senterfitt .......................        2,159              *

Howard B. Nelson, Jr. ......................       17,595              *

C. Reynolds Thompson, III ..................       17,595              *

Robert A. Jackson ..........................       17,595              *

Paul F. Earle ..............................       17,595              *

All executive officers and trustees as a group
    (17 persons) ...........................    7,236,696  (8)      22.6%

----------------------

* Less than 1%

(1)      The number of units outstanding as of March 12, 2000 was 31,962,317.

(2) Includes 466,521 Units owned by Thomas Lowder, 89,285 Units owned by Thomas Lowder Investments, LLC, 1,369,396 Units owned by CCI, 1,012,976 Units owned by EPJV and 195 Units held in trust for the benefit of Thomas Lowder's children. Units owned by CCI are reported twice in this table, once as beneficially owned by Thomas Lowder and again as beneficially owned by James Lowder. Units owned by EPJV are reported three times in this table, as beneficially owned by each of Thomas Lowder, James Lowder, and Robert Lowder.

(3) Includes 466,521 Units owned by James Lowder, 89,285 Units owned by James Lowder Investments, LLC, 1,369,396 Units owned by CCI, 1,012,976 Units owned by EPJV and 195 Units held in trust for the benefit of James Lowder's children.

(4) Includes 737,201 Units owned by Robert Lowder, 1,012,976 Units owned by EPJV and 195 Units held in trust for the benefit of Robert Lowder's children.

(5) Includes 157,140 Units owned by MJE, LLC., and 109,383 Units owned by Mr. Gorrie.

(6) Includes 579,901 Units owned by Mr. Johnson, 74,505 Units owned by William M. Johnson Investments I, LLP, an entity controlled by Mr. Johnson, 177,669 Units held in the William M. Johnson and Phyliss B. Johnson Foundation, Inc. and 12,706 Units owned by Mr. Johnson's spouse.

(7) Includes 471,872 Units owned by Meisler Enterprises L.P., a limited partnership of which Mr. Meisler and his wife are sole partners, and 72,657 Units directly owned by Mr. Meisler.

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

14(a)(1) and (2)  Financial Statements and Schedules

         Index to Financial Statements and Financial Statement Schedule

Financial Statements:

         The  following  financial  statements  of CRLP are included in Part II,
Item 8 of this report:

         Consolidated Balance Sheets as of December 31, 2000 and 1999

         Consolidated Statements of Income for the years ended December 31, 2000, 1999, and 1998

         Consolidated Statements of Partner's Capital for the years ended December 31, 2000, 1999, and 1998

         Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998

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
             (phi) 10.1          Third Amended and Restated Agreement of
                                 Limited Partnership of the Operating
                                 Partnership, as amended.
                 + 10.2.1        Registration   Rights   and   Lock-Up
                                 Agreement dated  September 29, 1993,  among the
                                 Company and the persons named therein.
             (psi) 10.2.2        Registration   Rights   and   Lock-Up
                                 Agreement  dated  March  25,  1997,  among  the
                                 Company and the persons named therein.
             (psi) 10.2.3        Registration   Rights   and   Lock-Up
                                 Agreement  dated  November  4, 1994,  among the
                                 Company and the persons named therein.
             (psi) 10.2.4        Registration   Rights   and   Lock-Up
                                 Agreement  dated  August  20,  1997,  among the
                                 Company and the persons named therein.
             (psi) 10.2.5        Registration   Rights   and   Lock-Up
                                 Agreement  dated  November  1, 1997,  among the
                                 Company and the persons named therein.
             (psi) 10.2.6        Registration   Rights   and   Lock-Up
                                 Agreement dated July 1, 1997, among the Company
                                 and the persons named therein.
             (psi) 10.2.7        Registration   Rights   and   Lock-Up
                                 Agreement dated July 1, 1996, among the Company
                                 and the persons named therein.
        (psi)(psi) 10.2.8        Registration Rights Agreement dated February
                                 23, 1999, among the Company, Belcrest Realty
                                 Corporation, and Belair Real Estate
                                  Corporation.
        (psi)(psi) 10.2.9        Registration   Rights   and   Lock-Up
                                 Agreement dated July 1, 1998, among the Company
                                 and the persons named therein.
        (psi)(psi) 10.2.10       Registration   Rights   and   Lock-Up
                                 Agreement  dated  July  31,  1997,   among  the
                                 Company and the persons named therein.
        (psi)(psi) 10.2.11       Registration   Rights   and   Lock-Up
                                 Agreement  dated  November 18, 1998,  among the
                                 Company and the persons named therein.
        (psi)(psi) 10.2.12       Registration   Rights   and   Lock-Up
                                 Agreement  dated  December 29, 1994,  among the
                                 Company and the persons named therein.
             (phi) 10.2.13       Registration Rights and Lock-Up Agreement
                                 dated April 30, 1999, among the Company and the
                                 persons named therein.
                 + 10.6++        Officers and Trustees Indemnification Agreement
                 + 10.7          Partnership Agreement of the Management
                                 Partnership.
                ** 10.8          Articles of Incorporation of the Management
                                 Corporation, as amended.
                 + 10.9          Bylaws of the Management Corporation.
                ++ 10.10         Credit Agreement between the Colonial Realty
                                 Limited Partnership and SouthTrust Bank,
                                 National Association, AmSouth Bank, N.A., Wells
                                 Fargo Bank, National Association, Wachovia Bank
                                 , N.A., First National Bank of Commerce, N.A.,
                                 and PNC Bank, Ohio, National Association dated
                                 July 10, 1997, as amended on July 10, 1997 and
                                 related promissory notes.
         (psi)(psi)10.11.1       Amendment to Credit Agreement dated July 10,
                                 1998.
         (psi)(psi)10.11.2       Second Amendment to Credit Agreement dated
                                 August 21, 1998.
                 + 10.12++       Annual Incentive Plan.
               ++++10.13         Indenture dated as of July 22, 1996, by and
                                 between Colonial Realty Limited Partnership and
                                 Bankers Trust Company, as amended
         (psi)(psi)10.13.1       First Supplemental Indenture dated as of
                                 December 31, 1998, by and between Colonial
                                 Realty Limited Partnership and Bankers Trust
                                 Company.
              (phi)10.14         Executive Unit Purchase Program - Program
                                 Summary
              (phi)10.15         Form of Master Promissory Note
              (phi)10.16         Form of Reimbursement Agreement dated January
                                 25, 2000 between Colonial Realty Limited
                                 Partnership and Employee Unit Purchase Plan participants
                   12.1          Ratio of Earnings to Fixed Charges
                   23.1          Consent of PricewaterhouseCoopers LLP

--------------------
*    Incorporated  by reference to the Company's Form 8-K dated November 5,1997
** Incorporated by reference to the same titled and number exhibit in the Company's Annual Report on Form 10-K dated December 31, 1994.
(psi)Incorporated by reference to the same titled and number exhibit in the Company's Annual Report on Form 10-K dated December 31, 1997.
+ Incorporated by reference to the same titled and numbered exhibit in the Company's Registration Statement on Form S-11, No. 33-65954.
++ Management contract or compensatory plan required to be filed pursuant to Item 14(c) of Form 10-K. ++ Incorporated by reference to the same titled and number exhibit in the Company's Quarterly Report on Form 10-Q dated June 30, 1997.
++++ Incorporated  by reference  to  (i)Exhibit D to the Form 8-K dated July 19,
     1996, filed by Colonial Realty Limited Partnership, and (ii) Exhibit B to the Form 8-K dated December 6, 1996, filed by Colonial Realty Limited Partnership.
(phi)Incorporated by reference to the Company's Registration Statement Amendment No. 1 on Form S-3 dated November 20, 1997.
(psi)(psi)Incorporated by reference to the same titled and number exhibit in the Company's Annual Report on Form 10-K dated December 31, 1998.
(phi) Incorporated by reference to the same titled and numbered exhibit in the Company's Annual Report on Form 10-K dated December 31, 1999.

14(b)             Reports on Form 8-K

                  Reports on Form 8-K filed during the last quarter of 2000:
                       None

14(c)             Exhibits

                  The list of Exhibits filed with this report is set forth in response to Item 14(a)(3).

14(d)             Financial Statements

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

                                            COLONIAL REALTY LIMITED PARTNERSHIP
                                               a Delaware limited partnership
                                            By:Colonial Properties Trust,
                                               its general partner


                                            By:   /s/ Howard B. Nelson Jr.
                                               ----------------------------
                                                      Howard B. Nelson, Jr.
                                                      Chief Financial Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities with Colonial Properties Trust indicated on March 30, 2001.

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

         /s/  Herbert A. Meisler                         Trustee
---------------------------------------------------
           Herbert A. Meisler

         /s/  Claude B. Nielsen                          Trustee
---------------------------------------------------
           Claude B. Nielsen

         /s/  Harold W. Ripps                            Trustee
---------------------------------------------------
           Harold W. Ripps

         /s/  Donald T. Senterfitt                       Trustee
---------------------------------------------------
           Donald T. Senterfitt


                                  SCHEDULE III
                       COLONIAL REALTY LIMITED PARTNERSHIP
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 2000
                                                                                                                       Gross Amount
                                                                                                                        at Which

                                                                       Initial Cost to                                 Carried at
                                                                           Company                       Cost        Close of Period
                                                             -----------------------------------     Capitalized      --------------
                                                                                 Buildings and      Subsequent to
              Description                   Encumbrances           Land           Improvements       Acquisition            Land
---------------------------------------   ----------------   ----------------   ----------------   ----------------   --------------


 Multifamily:
      CG at Bayshore                                  -0-          1,265,561         10,196,833          9,613,028         2,433,387
      CG at Carrollwood                        10,200,000          1,464,000         10,657,840          1,763,166         1,464,000
      CG at Citrus Park                               -0-          1,323,593                -0-         11,302,962         1,328,323
      CG at Cypress Crossing                          -0-          8,781,859                -0-         12,694,272         2,125,136
      CG at Edgewater                          22,000,000          1,540,000         12,671,606         13,414,688         2,602,325
      CG at Galleria                           22,399,954          4,600,000         39,078,925          3,868,807         4,600,000
      CG at Galleria II                           578,436            758,439          7,902,382             41,032           758,439
      CG at Galleria Woods                      9,604,541          1,220,000         12,480,949            519,881         1,220,000
      CG at Heather Glen                              -0-          3,800,000                -0-         30,723,297         4,134,235
      CG at Heathrow                                  -0-          2,560,661         17,612,990            418,010         2,560,661
      CG at Hunter's Creek                     30,586,399         33,264,022                -0-            669,758         5,308,112
      CG at Lakewood Ranch                            -0-          2,320,442                -0-         19,854,217         2,148,814
      CG at Liberty Park                              -0-          2,296,019                -0-         24,642,309         2,296,019
      CG at Madison                                   -0-          1,689,400                -0-         21,518,622         1,831,550
      CG at Natchez Trace                      10,798,476          1,312,000         16,568,050            174,832         1,197,591
      CG at Palma Sola                                -0-          1,479,352                -0-         13,089,299         1,479,352
      CG at Promenade                          22,950,000          1,479,352                -0-         26,377,694         1,668,104
      CG at Research Park                      12,775,000          3,680,000         29,322,067          2,332,510         3,680,000
      CG at Reservoir                                 -0-          1,020,000                -0-         13,005,817         1,121,512
      CG at Riverchase                                -0-          2,340,000         25,248,548          1,731,031         2,340,000
      CG at Spring Creek                              -0-          1,184,000         13,243,975            425,642         1,184,000
      CG at Wesleyan                                  -0-            720,000         12,760,587          6,836,361         1,404,780
      Colony Park                                     -0-            409,401          4,345,599            887,816           409,405
      CV at Ashford Place                             -0-            537,600          5,839,838            233,667           537,600
      CV at Ashley Plantation                  24,791,819          1,160,000         11,284,785         14,566,032         2,215,490
      CV at Caledon Wood                              -0-          2,100,000         19,482,210            440,032         2,108,949
      CV at Cordova                                   -0-            134,000          3,986,304            559,162           134,000
      CV at Gainesville                               -0-          3,360,000         24,173,649          3,671,809         3,361,850
      CV at Haverhill                                 -0-          1,771,000         17,869,452          2,342,076         1,771,000
      CV at Hillcrest                                 -0-            332,800          4,310,671            321,454           332,800
      CV at Huntleigh Woods                           -0-            745,600          4,908,990            995,185           745,600
      CV at Inverness                           9,900,000          1,713,668         10,352,151            562,242         1,077,849
      CV at Inverness II/III/IV                       -0-            635,819          5,927,265          8,542,483         1,891,142
      CV at Lake Mary                          23,070,697          2,145,480                -0-         19,807,158         3,634,094
      CV at McGehee Place                             -0-            795,627                -0-         17,482,342           842,321
      CV at Monte D'Oro                               -0-          1,000,000          6,994,227          1,773,570         1,000,000
      CV at North Ingle                               -0-            497,574          4,122,426            516,067           497,574
      CV at Oakleigh                                  -0-            880,000          9,685,518            223,171           884,365
      CV at Timothy Woods                             -0-          1,020,000         11,910,546            120,824         1,024,347
      CV at Trussville                                -0-          1,504,000         18,800,253            957,630         1,510,409
      CV at Vernon Marsh                        3,400,000            960,984          3,511,596          3,523,551           960,984
      CV at Walton Way                                -0-          1,024,000          7,877,766          3,381,528         1,024,000
      CV at White Bluff                         4,500,000            699,128          4,920,872            464,698           699,128
      Patio I, II & III                               -0-            249,876          3,305,124          2,143,994           366,717
      Ski Lodge - Tuscaloosa                          -0-          1,064,000          6,636,685          1,358,130         1,064,000

 Retail:
      Britt David Shopping Center                     -0-          1,755,000          4,951,852             31,577         1,755,000
      Brookwood Mall                                  -0-          8,136,700         24,435,002         10,379,331         8,171,373
      Colonial Mall Auburn-Opelika                    -0-            103,480                -0-         17,773,137           723,715
      Colonial Mall Bel Air                           -0-          7,517,000         80,151,190          4,160,087         7,517,000
      Colonial Mall Burlington                        -0-          4,120,000         25,632,587          1,741,709         4,137,557
      Colonial Mall Decatur                           -0-          3,262,800         23,636,229          2,484,502         3,262,800
      Colonial Mall Gadsden                           -0-            639,577                -0-         21,084,220           639,577
      Colonial Mall Glynn Place                       -0-          3,588,178         22,514,121          2,332,576         3,603,469
      Colonial Mall Greenville                        -0-                -0-         29,245,243          4,427,453         4,433,000
      Colonial Mall Lakeshore                         -0-          4,646,300         30,973,239          2,528,111         4,666,100
      Colonial Mall Mrytle Beach                      -0-          9,099,972         33,663,654          4,515,638         9,146,387
      Colonial Mall Staunton                          -0-          2,895,000         15,083,542          3,846,038         2,907,337
      Colonial Mall Valdosta                          -0-          5,377,000         30,239,796          2,074,513         4,478,413
      Colonial Malll Macon                            -0-          1,684,875                -0-         94,901,913         5,508,562
      Colonial Mayberry Mall                    3,233,031            862,500          3,778,590            525,932           866,175
      Colonial Promenade Bardmoor                     -0-          1,989,019          9,047,663            465,548         1,989,019
      Colonial Promenade Beechwood                    -0-          2,565,550         19,647,875          1,928,770         2,576,483
      Colonial Promenade Burnt Store                  -0-          3,750,000          8,198,677            195,873         3,750,000
      Colonial Promenade Hunter's Creek         9,732,008          4,181,760         13,023,401            304,350         4,181,760
      Colonial Promenade Lakewood                     -0-          2,984,522         11,482,512          2,403,373         2,997,240
      Colonial Promenade Montgomery            12,250,000          3,788,913         11,346,754          1,355,561         4,332,432
      Colonial Promenade Montgomery N                 -0-          2,400,000          5,664,858            927,709         2,401,182
      Colonial Promenade Northdale                    -0-          3,059,760          8,054,090          3,130,570         3,059,760
      Colonial Promenade Trussville                   -0-          4,201,186                -0-         29,871,031         4,213,537
      Colonial Promenade Tuskawilla                   -0-          3,659,040          6,783,697            233,546         3,659,040
      Colonial Promenade Tutwiler Farm                -0-         10,287,026                -0-         14,512,008        10,288,138
      Colonial Promenade University Park       21,500,000          6,946,785         20,104,517          1,011,125         6,946,785
      Colonial Promenade Wekiva                       -0-          2,817,788         15,302,375            369,397         2,817,788
      Colonial Promenade Winter Haven                 -0-          1,768,586          3,928,903          4,854,099         4,045,045
      Colonial Shoppes at Inverness                   -0-          1,680,000          1,387,055             93,216         1,687,159
      Colonial Shoppes Bear Lake                      -0-          2,134,440          6,551,683            275,491         2,134,440
      Colonial Shoppes Bellwood                       -0-            330,000                -0-          5,148,401           330,000
      Colonial Shoppes McGehee                        -0-            197,152                -0-          5,874,708           197,152
      Colonial Shoppes Paddock Park                   -0-          1,532,520          3,754,879            269,815         1,532,520
      Colonial Shoppes Quaker Village                 -0-            931,000          7,901,874            378,922           934,967
      Colonial Shoppes Stanley                        -0-            450,000          1,657,870            132,379           451,918
      Colonial Shoppes Yadkinville                    -0-          1,080,000          1,224,136          3,344,971         1,084,602
      Old Springville Shopping Center                 -0-            272,594                -0-          3,392,986           277,975
      Olde Town Shopping Center                       -0-            343,325                -0-          2,838,004           343,325
      P&S Building                                    -0-            104,089            558,646            226,485           104,089
      Rivermont Shopping Center                 1,470,861            515,250          2,332,486            349,675           517,446
      Temple Mall                                     -0-                -0-                -0-         27,350,187         2,981,736
      Village at Roswell Summit                 1,574,927            450,000          2,563,642            177,594           451,918

 Office:
      250 Commerce Street                             -0-             25,000            200,200          2,339,902            25,000
      AmSouth Center                                  -0-            764,961                -0-         19,028,962           764,961
      Colonial Center at Research Park                -0-          1,003,865                -0-         12,091,063         1,003,865
      Colonial Plaza                                  -0-          1,001,375         12,381,023          5,600,608         1,005,642
      Concourse Center                                -0-          4,875,000         25,702,552            831,718         4,875,000
      Emmett R. Johnson Bldg.                         -0-          1,794,672         14,801,258            305,284         1,794,672
      Independence Plaza                              -0-          1,505,000          6,018,476          2,641,929         1,505,000
      International Park                              -0-          1,279,355          5,668,186         18,858,065         3,087,151
      Interstate Park                           3,588,151          1,125,990          7,113,558          9,909,283         1,125,988
      Lakeside Office Park                            -0-            423,451          8,313,291            763,524           425,255
      Colonial Center @ Mansell Overlook       17,076,352          4,540,000         44,012,971         59,571,961         8,209,024
      Perimeter Corporate Park                  5,147,131          1,422,169         18,377,648          1,609,894         1,422,169
      Progress Center                                 -0-            521,037         14,710,851          1,619,713           523,258
      Riverchase Center                               -0-          1,916,727         22,091,651          2,241,098         1,924,895
      Shades Brook Building                           -0-            873,000          2,240,472            225,461           873,000
      Shoppes at Mansell                              -0-            600,000          3,089,565             64,531           600,000
      University Park                                 -0-            396,960          2,971,049          1,860,150           396,959

 Active Development Projects:

      CG at North Heathrow  Phase II                  -0-          3,363,141                -0-                  0
      CG at Town Park (Lake Mary)                     -0-          3,555,408                -0-          4,758,063
      CV at Town Park (Sarasota)                      -0-          1,566,765                -0-          6,901,174
      CG at Wesleyan III                              -0-                -0-                -0-            238,931
      Colonial Center Town Park 100                   -0-          1,391,500                -0-          2,676,817
      Colonial Center at Mansell Overlook 500         -0-                -0-                -0-            260,632
      Other Miscellaneous Projects                    -0-                -0-                -0-          6,963,970

 Unimproved Land:
      Colonial Mall Valdosta                          -0-            975,506                -0-            141,418
      CG at North Lakewood Ranch                      -0-             47,990                -0-                  0
      McGehee Place Land                              -0-            114,166                -0-                 (0)
      CV at Town Park Infrastructure                  -0-          1,184,919                -0-          5,731,131
      Colonial Town Park Infrastructure               -0-         21,991,447                -0-          4,578,951
      Other Land                                      -0-          1,672,800                -0-                -0-


                                           ---------------   ----------------   ----------------   ----------------   --------------
                                            $ 283,127,783      $ 282,880,148    $ 1,070,506,069      $ 755,928,620     $ 238,645,722
                                           ===============   ================   ================   ================   ==============

                                  SCHEDULE III
                       COLONIAL REALTY LIMITED PARTNERSHIP
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 2000


                                              Gross Amount Which Carried

                                                  at Close of Period                                        Date
                                          -----------------------------------                             Acquired/
                                           Buildings and                    Accumulated       Date        Placed in Depreciable
              Description                   Improvements        Total       Depreciation    Completed      Service  Lives-Years
---------------------------------------   ----------------   -----------   -------------   ------------   --------- ------------

 Multifamily:
      CG at Bayshore                        18,642,035       $ 21,075,422     2,684,092       1997       1985/97/98    7-40  Years
      CG at Carrollwood                     12,421,006       $ 13,885,006     3,121,829       1966          1994       7-40  Years
      CG at Citrus Park                     11,298,232       $ 12,626,555       996,583       1999          1997       7-40  Years
      CG at Cypress Crossing                19,350,995       $ 21,476,131     1,712,863       1999          1998       7-40  Years
      CG at Edgewater                       25,023,969       $ 27,626,294     4,500,676       1990          1994       7-40  Years
      CG at Galleria                        42,947,732       $ 47,547,732     6,983,823       1986          1994       7-40  Years
      CG at Galleria II                      7,943,414        $ 8,701,853     1,249,492       1996          1996       7-40  Years
      CG at Galleria Woods                  13,000,830       $ 14,220,830     2,226,300       1994          1996       7-40  Years
      CG at Heather Glen                    30,389,063       $ 34,523,297     1,227,109       2000          1998       7-40  Years
      CG at Heathrow                        18,031,000       $ 20,591,661     2,967,670       1997        1994/97      7-40  Years
      CG at Hunter's Creek                  28,625,668       $ 33,933,780     4,212,401       1996          1996       7-40  Years
      CG at Lakewood Ranch                  20,025,845       $ 22,174,659     1,474,426       1999          1997       7-40  Years
      CG at Liberty Park                    24,642,309       $ 26,938,328       689,139       2000          1998       7-40  Years
      CG at Madison                         21,376,472       $ 23,208,022       917,826       2000          1998       7-40  Years
      CG at Natchez Trace                   16,857,291       $ 18,054,882     2,071,605     1995/97         1997       7-40  Years
      CG at Palma Sola                      13,089,299       $ 14,568,651     5,216,656       1992          1992       7-40  Years
      CG at Promenade                       26,188,942       $ 27,857,046       982,831       1992          1992       7-40  Years
      CG at Research Park                   31,654,577       $ 35,334,577     6,055,975     1987/94         1994       7-40  Years
      CG at Reservoir                       12,904,305       $ 14,025,817       399,420       2000          1998       7-40  Years
      CG at Riverchase                      26,979,579       $ 29,319,579     4,877,088     1984/91         1994       7-40  Years
      CG at Spring Creek                    13,669,617       $ 14,853,617     2,264,614     1992/94         1996       7-40  Years
      CG at Wesleyan                        18,912,169       $ 20,316,948     2,230,139       1997        1996/97      7-40  Years
      Colony Park                            5,233,411        $ 5,642,816     1,102,376       1975          1993       7-40  Years
      CV at Ashford Place                    6,073,505        $ 6,611,105       768,739       1983          1996       7-40  Years
      CV at Ashley Plantation               24,795,327       $ 27,010,817     1,962,435       1997          1998       7-40  Years
      CV at Caledon Wood                    19,913,293       $ 22,022,242     2,295,034     1995/96         1997       7-40  Years
      CV at Cordova                          4,545,465        $ 4,679,466     2,694,078       1983          1983       7-40  Years
      CV at Gainesville                     27,843,608       $ 31,205,458     6,581,594    1989/93/94       1994       7-40  Years
      CV at Haverhill                       20,211,528       $ 21,982,528     1,685,733       1998          1998       7-40  Years
      CV at Hillcrest                        4,632,125        $ 4,964,925       627,324       1981          1996       7-40  Years
      CV at Huntleigh Woods                  5,904,175        $ 6,649,775     1,165,673       1978          1994       7-40  Years
      CV at Inverness                       11,550,212       $ 12,628,061     2,301,925    1986/87/90    1986/87/90    7-40  Years
      CV at Inverness II/III/IV             13,214,425       $ 15,105,567     4,070,222       1997          1997       7-40  Years
      CV at Lake Mary                       18,318,543       $ 21,952,638     5,551,343     1991/95       1991/95      7-40  Years
      CV at McGehee Place                   17,435,648       $ 18,277,969     5,570,747     1986/95       1986/95      7-40  Years
      CV at Monte D'Oro                      8,767,797        $ 9,767,797     1,669,647       1977          1994       7-40  Years
      CV at North Ingle                      4,638,493        $ 5,136,067       945,533       1983          1983       7-40  Years
      CV at Oakleigh                         9,904,325       $ 10,788,689     1,273,342       1997          1997       7-40  Years
      CV at Timothy Woods                   12,027,023       $ 13,051,370     1,504,191       1996          1997       7-40  Years
      CV at Trussville                      19,751,474       $ 21,261,883     2,635,524     1996/97         1997       7-40  Years
      CV at Vernon Marsh                     7,035,147        $ 7,996,131     2,087,946     1986/87       1986/93      7-40  Years
      CV at Walton Way                      11,259,294       $ 12,283,294       512,050     1970/88         1998       7-40  Years
      CV at White Bluff                      5,385,570        $ 6,084,698     1,054,201       1986          1993       7-40  Years
      Patio I, II & III                      5,332,277        $ 5,698,994     1,054,475    1966/83/84    1994/93/93    7-40  Years
      Ski Lodge - Tuscaloosa                 7,994,815        $ 9,058,815     1,581,078     1976/92         1994       7-40  Years

 Retail:
      Britt David Shopping Center            4,983,429        $ 6,738,429       767,225       1990          1994       7-40  Years
      Brookwood Mall                        34,779,660       $ 42,951,033     2,676,294     1973/91         1997       7-40  Years
      Colonial Mall Auburn-Opelika          17,152,902       $ 17,876,617     9,575,025    1973/84/89    1973/84/89    7-40  Years
      Colonial Mall Bel Air                 84,311,277       $ 91,828,277     4,812,762    1966/90/97       1998       7-40  Years
      Colonial Mall Burlington              27,356,740       $ 31,494,296     2,314,927    1969/86/94       1997       7-40  Years
      Colonial Mall Decatur                 26,120,731       $ 29,383,531     4,024,535     1979/89         1993       7-40  Years
      Colonial Mall Gadsden                 21,084,220       $ 21,723,797    10,979,068     1974/91         1974       7-40  Years
      Colonial Mall Glynn Place             24,831,407       $ 28,434,875     2,426,490       1986          1997       7-40  Years
      Colonial Mall Greenville              29,239,696       $ 33,672,696     1,122,382    1965/89/99       1999       7-40  Years
      Colonial Mall Lakeshore               33,481,550       $ 38,147,650     3,228,587     1984-87         1997       7-40  Years
      Colonial Mall Mrytle Beach            38,132,877       $ 47,279,264     4,213,559       1986          1996       7-40  Years
      Colonial Mall Staunton                18,917,243       $ 21,824,580     1,724,110    1969/86/97       1997       7-40  Years
      Colonial Mall Valdosta                33,212,895       $ 37,691,309     3,104,452     1982-85         1997       7-40  Years
      Colonial Malll Macon                  91,078,226       $ 96,586,788    24,039,113    1975/88/97     1975/88      7-40  Years
      Colonial Mayberry Mall                 4,300,847        $ 5,167,022       382,007     1968/86         1997       7-40  Years
      Colonial Promenade Bardmoor            9,513,211       $ 11,502,230     1,090,100       1981          1996       7-40  Years
      Colonial Promenade Beechwood          21,565,712       $ 24,142,195     2,146,132     1963/92         1997       7-40  Years
      Colonial Promenade Burnt Store         8,394,550       $ 12,144,550     1,387,140       1990          1994       7-40  Years
      Colonial Promenade Hunter's Creek     13,327,751       $ 17,509,511     1,538,442     1993/95         1996       7-40  Years
      Colonial Promenade Lakewood           13,873,167       $ 16,870,407     1,179,969       1995          1997       7-40  Years
      Colonial Promenade Montgomery         12,158,797       $ 16,491,228     3,185,935       1990          1993       7-40  Years
      Colonial Promenade Montgomery N        6,591,385        $ 8,992,567       469,219       1997          1995       7-40  Years
      Colonial Promenade Northdale          11,184,660       $ 14,244,420     1,068,471     1988/00         1995       7-40  Years
      Colonial Promenade Trussville         29,858,680       $ 34,072,218       497,640       2000          1998       7-40  Years
      Colonial Promenade Tuskawilla          7,017,243       $ 10,676,283       999,081       1990          1995       7-40  Years
      Colonial Promenade Tutwiler Farm      14,510,897       $ 24,799,035        66,470       2000          1999       7-40  Years
      Colonial Promenade University Park    21,115,642       $ 28,062,427     7,598,712     1986/89         1993       7-40  Years
      Colonial Promenade Wekiva             15,671,772       $ 18,489,560     1,767,871       1990          1996       7-40  Years
      Colonial Promenade Winter Haven        6,506,543       $ 10,551,588       899,342       1986          1995       7-40  Years
      Colonial Shoppes at Inverness          1,473,112        $ 3,160,271       153,065       1984          1997       7-40  Years
      Colonial Shoppes Bear Lake             6,827,174        $ 8,961,614     1,006,892       1990          1995       7-40  Years
      Colonial Shoppes Bellwood              5,148,401        $ 5,478,401     1,352,448       1988          1988       7-40  Years
      Colonial Shoppes McGehee               5,874,707        $ 6,071,860     1,599,217       1986          1986       7-40  Years
      Colonial Shoppes Paddock Park          4,024,694        $ 5,557,214       558,078       1988          1995       7-40  Years
      Colonial Shoppes Quaker Village        8,276,829        $ 9,211,796       718,667    1968/88/97       1997       7-40  Years
      Colonial Shoppes Stanley               1,788,331        $ 2,240,249       171,873     1987/96         1997       7-40  Years
      Colonial Shoppes Yadkinville           4,564,505        $ 5,649,107       350,118     1971/97         1997       7-40  Years
      Old Springville Shopping Center        3,387,605        $ 3,665,580     2,806,074       1982          1982       7-40  Years
      Olde Town Shopping Center              2,838,004        $ 3,181,329       888,556     1978/90       1978/90      7-40  Years
      P&S Building                             785,131          $ 889,220       532,315    1946/76/91       1974       7-40  Years
      Rivermont Shopping Center              2,679,965        $ 3,197,411       241,720     1986/97         1997       7-40  Years
      Temple Mall                           24,368,451       $ 27,350,187       337,629    1965/89/99       1999       7-40  Years
      Village at Roswell Summit              2,739,318        $ 3,191,236       222,808       1988          1997       7-40  Years
 Office:
      250 Commerce Street                    2,540,102        $ 2,565,102     2,396,299     1904/81         1980       7-40  Years
      AmSouth Center                        19,028,962       $ 19,793,923     7,523,869       1990          1990       7-40  Years
      Colonial Center at Research Park      12,091,062       $ 13,094,928       329,376       1999          1998       7-40  Years
      Colonial Plaza                        17,977,364       $ 18,983,006     1,218,060       1982          1997       7-40  Years
      Concourse Center                      26,534,270       $ 31,409,270     1,608,205     1981/85         1998       7-40  Years
      Emmett R. Johnson Bldg.               15,106,543       $ 16,901,215       567,810     1982/95         1999       7-40  Years
      Independence Plaza                     8,660,405       $ 10,165,405       503,361     1981/92         1998       7-40  Years
      International Park                    22,718,455       $ 25,805,606     1,012,404     1987/89         1997       7-40  Years
      Interstate Park                       17,022,843       $ 18,148,831     6,019,257    1982-85/89    1982-85/89    7-40  Years
      Lakeside Office Park                   9,075,010        $ 9,500,266       824,642     1989/90         1997       7-40  Years
      Colonial Center @ Mansell Overlook    99,915,908      $ 108,124,932     5,587,649    1987/96/97/00    1997       7-40  Years
      Perimeter Corporate Park              19,987,542       $ 21,409,711     1,411,561     1986/89         1998       7-40  Years
      Progress Center                       16,328,344       $ 16,851,601     1,485,386     1983-91         1997       7-40  Years
      Riverchase Center                     24,324,581       $ 26,249,476     2,405,074     1984-88         1997       7-40  Years
      Shades Brook Building                  2,465,933        $ 3,338,933       148,290       1979          1998       7-40  Years
      Shoppes at Mansell                     3,154,096        $ 3,754,096       193,319     1996/97         1998       7-40  Years
      University Park                        4,831,200        $ 5,228,159     2,256,827       1985          1985       7-40  Years

 Active Development Projects:

      CG at North Heathrow  Phase II         3,363,141        $ 3,363,141                     N/A           1997            N/A
      CG at Town Park (Lake Mary)            8,313,472        $ 8,313,472                     N/A           2000            N/A
      CV at Town Park (Sarasota)             6,901,174        $ 6,901,174                     N/A           2000            N/A
      CG at Wesleyan III                       238,931          $ 238,931                     N/A           1996            N/A
      Colonial Center Town Park 100          4,068,317        $ 4,068,317                     N/A           2000            N/A
      Colonial Center at Mansell Overlook 500  260,632          $ 260,632                     N/A           2000            N/A
      Other Miscellaneous Projects           6,963,970        $ 6,963,970       256,666       N/A           2000            N/A

 Unimproved Land:
      Colonial Mall Valdosta                 1,116,924        $ 1,116,924                     N/A           1997            N/A
      CG at North Lakewood Ranch                47,990           $ 47,990                     N/A           1999            N/A
      McGehee Place Land                       114,166          $ 114,166                     N/A           1981            N/A
      CV at Town Park Infrastructure         5,731,131        $ 5,731,131                     N/A           2000            N/A
      Colonial Town Park Infrastructure     26,570,398       $ 26,570,398                     N/A           1999            N/A
      Other Land                             1,672,800        $ 1,672,800                     N/A           2000            N/A


                                       ----------------   ---------------- -------------
                                       $ 1,867,917,431    $ 2,106,563,153  $255,730,341
                                       ================   ================ =============

                             NOTES TO SCHEDULE III
                       COLONIAL REALTY LIMITED PARTNERSHIP

                               December 31, 2000

 (1) The aggregate cost for Federal Income Tax purposes was approximately $1.8 billion at December 31, 2000.

 (2) See description of mortgage notes payable in Note 8 of Notes to Consolidated Financial Statements.

 (3) The following is a reconciliation of real estate to balances reported at the beginning of the year:


                                                  Reconciliation of Real Estate

                                                             2000               1999               1998
                                                        ---------------    ----------------   ----------------
       Real estate investments:
          Balance at beginning of year                 $ 2,006,823,011     $ 1,863,798,665    $ 1,489,114,015
             Acquisitions of new property                   29,608,188          48,577,019        346,267,522
             Improvements and development                  138,186,127         222,513,472        134,804,450
             Dispositions of property                      (68,054,173)       (128,066,145)      (106,387,322)
                                                        ---------------    ----------------   ----------------

          Balance at end of year                       $ 2,106,563,153     $ 2,006,823,011    $ 1,863,798,665
                                                        ===============    ================   ================



                                            Reconciliation of Accumulated Depreciation

                                                             2000               1999               1998
                                                        ---------------    ----------------   ----------------
       Accumulated depreciation:
          Balance at beginning of year                   $ 206,448,061       $ 169,451,798       $124,236,057
             Depreciation                                   59,548,811          52,912,745         46,787,982
             Depreciation of disposition of property       (10,266,531)        (15,916,482)        (1,572,241)
                                                        ---------------    ----------------   ----------------

          Balance at end of year                          $255,730,341        $206,448,061       $169,451,798
                                                        ===============    ================   ================
