Form 10-Q
period 2001-03-31
COLONIAL REALTY LIMITED PARTNERSHIP
filed 2001-05-15
CIK 1013844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended:                 Commission File Number: 0-20707
   March 31, 2001


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

                                                                           Page

PART I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)
                     Consolidated Condensed Balance Sheets as of
                     March 31, 2001 and December 31, 2000                    3

                     Consolidated Condensed Statements of Income for the
                     Three Months Ended March 31, 2001 and 2000              4

                     Consolidated Condensed Statements of Cash Flows
                     for the Three Months Ended March 31, 2001 and 2000      5

                     Notes to Consolidated Condensed Financial Statements    6

                     Report of Independent Accountants                      10

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       11
         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                               13

PART II:  OTHER INFORMATION

         Item 2.  Changes in Securities                                     14

         Item 6.  Exhibits and Reports on Form 8-K                          14

SIGNATURES                                                                  15

EXHIBITS                                                                    16


                       COLONIAL REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                              --------------------


                                                              March 31, 2001  December 31,
                                                                (Unaudited)       2000
                                                                -----------   ------------
           ASSETS

Land, buildings, & equipment, net                               $ 1,766,842    $ 1,769,500
Undeveloped land and construction in progress                       113,490         81,333
Cash and equivalents                                                  2,987          4,275
Restricted cash                                                       2,422          2,479
Accounts receivable, net                                              8,998         13,798
Prepaid expenses                                                      3,966          4,086
Notes receivable                                                      2,146         10,524
Deferred debt and lease costs, net                                   17,329         17,581
Investment in unconsolidated subsidiaries                            28,338         28,129
Other assets                                                         10,382         11,842
                                                                -----------    -----------

                                                                $ 1,956,900    $ 1,943,547
                                                                ===========    ===========


 LIABILITIES AND PARTNERS' CAPITAL

Notes and mortgages payable                                     $ 1,199,958    $ 1,179,095
Accounts payable                                                      3,589          2,114
Accrued interest                                                     14,761         14,536
Accrued expenses                                                      5,896            342
Tenant deposits                                                       4,019          4,009
Unearned rent                                                         2,188          4,442
Other liabilities                                                     4,703          1,517
                                                                -----------    -----------

     Total liabilities                                            1,235,114      1,206,055
                                                                -----------    -----------

Redeemable units, at redemption value                               298,726        292,570
Preferred units:
     Series A Preferred Units                                       125,000        125,000
     Series B Preferred Units                                       100,000        100,000
Partners' capital                                                   201,310        219,922
Accumulated other comprehensive loss                                 (3,250)           -0-
                                                                -----------    -----------
      Total partners' capital                                       423,060        444,922
                                                                -----------    -----------

                                                                $ 1,956,900    $ 1,943,547
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


                       COLONIAL REALTY LIMITED PARTNERSHIP
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                   (Unaudited)
                      (in thousands, except per unit data)
                              ---------------------


                                                   Three Months Ended
                                                        March 31,
                                                  --------------------
                                                     2001       2000
                                                  --------------------

Revenue:
     Minimum rent                                 $ 62,516    $ 56,693
     Percentage rent                                    87         691
     Tenant recoveries                               8,900       8,639
     Other                                           4,067       3,653
                                                  --------    --------

         Total revenue                              75,570      69,676
                                                  --------    --------

Property operating expenses:
     General operating expenses                      5,285       4,993
     Salaries and benefits                           4,028       3,742
     Repairs and maintenance                         6,589       6,473
     Taxes, licenses, and insurance                  6,548       5,854
General and administrative                           2,634       2,551
Depreciation                                        15,797      13,982
Amortization                                         1,819       1,027
                                                  --------    --------

         Total operating expenses                   42,700      38,622
                                                  --------    --------

         Income from operations                     32,870      31,054
                                                  --------    --------

Other income (expense):
     Interest expense                              (19,469)    (16,044)
     Income from unconsolidated subsidiaries           250         485
     Ineffectiveness of hedging activities             (30)        -0-
     Losses from sales of property                    (113)        (54)
                                                  --------    --------

         Total other expense                       (19,362)    (15,613)
                                                  --------    --------

         Net income                               $ 13,508    $ 15,441
Distributions to preferred unitholders              (4,953)     (4,953)
                                                  --------    --------

     Net income available to common unitholders   $  8,555    $ 10,488
                                                  ========    ========

Net income per unit - basic and diluted           $   0.27    $   0.32
                                                  ========    ========

Weighted average units outstanding                  31,981      33,185
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


                       COLONIAL REALTY LIMITED PARTNERSHIP
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)
                               -------------------

                                                                    Three Months Ended
                                                                         March 31,
                                                                   --------------------
                                                                     2001        2000
                                                                   --------    --------

Cash flows from operating activities:

     Net  income                                                   $ 13,508    $ 15,441
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization                               17,616      14,828
         Income from unconsolidated subsidiaries                       (250)       (485)
         Losses from sales of property                                  113          54
         Other                                                          528         133
     Decrease (increase) in:
         Restricted cash                                                 57          (2)
         Accounts receivable                                          4,272       1,165
         Prepaid expenses                                               120        (293)
         Other assets                                                   266      (1,136)
     Increase (decrease) in:
         Accounts payable                                             1,475      (3,853)
         Accrued interest                                               225         595
         Accrued expenses and other                                   3,246       3,660
                                                                   --------    --------
             Net cash provided by operating activities               41,176      30,107
                                                                   --------    --------

Cash flows from investing activities:

     Development expenditures                                       (38,409)    (25,873)
     Tenant improvements                                             (4,508)     (5,188)
     Capital expenditures                                            (2,492)     (2,835)
     Proceeds from notes receivable                                   8,378         -0-
     Distributions from unconsolidated subsidiaries                     329         982
     Capital contributions to unconsolidated subsidiaries              (288)       (202)
                                                                   --------    --------
             Net cash used in investing activities                  (36,990)    (33,116)
                                                                   --------    --------

Cash flows from financing activities:

     Principal reductions of debt                                      (476)       (481)
     Proceeds from additional borrowings                                -0-      50,000
     Net change in revolving credit balances                         21,339     (31,524)
     Cash contributions                                                  39       9,325
     Capital distributions                                          (25,090)    (24,900)
     Payment of mortgage financing cost                                (373)       (350)
     Other, net                                                        (913)         (4)
                                                                   --------    --------
             Net cash provided by (used in) financing activities     (5,474)      2,066
                                                                   --------    --------
             Decrease in cash and equivalents                        (1,288)       (943)
Cash and equivalents, beginning of period                             4,275       4,630
                                                                   --------    --------
Cash and equivalents, end of period                                $  2,987    $  3,687
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

                       COLONIAL REALTY LIMITED PARTNERSHIP
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

Note 1 -- Basis of Presentation

         Colonial Realty Limited Partnership ("CRLP") is the operating partnership of Colonial Properties Trust (the "Company"), an Alabama real estate investment trust whose shares are traded on the New York Stock Exchange. The accompanying unaudited consolidated condensed financial statements of CRLP have been prepared by management in accordance with generally accepted accounting principles for interim financial reporting and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the information included in CRLP's Annual Report as filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000. The December 31, 2000 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain 2000 amounts have been reclassified to conform to the current year's financial statement presentation.

Note 2 -- Capital Structure

         At March 31, 2001, the Company controlled CRLP as the sole general partner and as the holder of 65.0% of the common units of CRLP ("Redeemable Units") and 55.6% of the preferred Units (the "Series A Preferred Units"). The limited partners of CRLP who hold units, are those persons (including certain officers and directors) who, at the time of the Initial Public Offering, elected to hold all or a portion of their interest in the form of Units rather than receiving shares of common stock of the Company, or individuals from whom the Company acquired certain properties, who elected to receive Units in exchange for the properties. Each Unit may be redeemed by the holder thereof for either one share of Common Stock or cash equal to the fair market value thereof at the time of such redemption, at the option of CRLP. Additionally, in 1999, CRLP issued $100 million of Series B Cumulative Redeemable Perpetual Preferred Units ("Series B Units") in a private placement, that are exchangeable for Series B Preferred Shares of the Company after ten years at the option of the holders of the Series B Units.

         The Board of Trustees of the Company manages CRLP by directing the affairs of the Company. The Company's interests in CRLP entitle it to share in cash distributions from, and in the profits and losses of, CRLP in proportion to the Company's percentage interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

Note 2 -- Distribution

         On April 24, 2001, a cash distribution was declared to partners of CRLP in the amount of $0.63 per unit, totaling $20.1 million. The distribution was declared to shareholders and partners of record as of May 4, 2001, and was paid on May 11, 2001.

Note 3 -- Net Income Per Unit

         The following table sets forth the computation of basic and diluted earnings per unit:

(amounts in thousands, except per share data)
                                                                           Three Months Ended       Three Months
                                                                                March 31,         Ended March 31,
                                                                                  2001                  2000
                                                                           --------------------  -------------------
       Numerator:
        Income before extraordinary item                                 $         13,508        $      15,441
        Less: Preferred stock dividends                                            (4,953)              (4,953)
                                                                           --------------------  -------------------
         Income available to common unitholders
         Before extraordinary item                                       $          8,555        $      10,488
                                                                           --------------------  -------------------

       Denominator:
         Denominator for basic net income per share -
         weighted average common units                                             31,981               33,185

         Effect of dilutive securities:
         Trustee and employee stock options                                            41                    5
                                                                           --------------------  -------------------
         Denominator  for  diluted  net  income  per  share  -  adjusted
         weighted average common units                                             32,022               33,190
                                                                           ====================  ===================

         Basic and Diluted net income per unit,
            Before extraordinary items                                   $           0.27        $        0.32
                                                                           ====================  ===================

Options to purchase 834,821 common shares at a weighted average exercise price of $27.76 per share were outstanding during 2001 but were not included in the computation of diluted net income per unit because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note 4 -- Segment Information

         CRLP is organized into, and manages its business based on the performance of three separate and distinct operating divisions: Multifamily,
Retail, and Office. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within each division. The applicable accounting policies of the segments are substantially the same as those described in the "Summary of Significant Accounting Policies" in CRLP's 2000 Annual Report. However, the pro rata portion of the revenues, net operating income ("NOI"), and assets of the partially owned entities and joint ventures that CRLP has entered into are included in the applicable segment information. Subsequently, in the reconciliation to total revenues, total NOI, and total assets, the amounts are eliminated, as the investment in the partially owned entities and joint ventures are reflected in the consolidated financial statements as investments accounted for under the equity method.

Management evaluates the performance of its segments and allocates resources to them based on NOI. NOI consists of revenues in excess of general operating expenses, salaries and wages, repairs and maintenance, taxes, licenses, and insurance. Segment information for the three months ended March 31, 2001 and 2000, and for the year ended December 31, 2000 is as follows:


-----------------------------------------------------------------------------------------------------------
          As of and for the
         Three Months Ended
           March 31, 2001                     Multifamily        Office           Retail           Total
                                        -------------------------------------------------------------------
           (in thousands)

Total Divisional Revenues                       $ 29,934        $ 13,462         $ 34,669         $ 78,065
NOI                                               20,060           9,438           24,735           54,233
Divisional assets                                762,189         338,557          868,090        1,968,836
-----------------------------------------------------------------------------------------------------------
         Three Months Ended
           March 31, 2000                     Multifamily        Office           Retail           Total
                                        -------------------------------------------------------------------
           (in thousands)

Total Divisional Revenues                       $ 28,639        $ 11,280         $ 32,554         $ 72,473
NOI                                               18,922           7,806           23,452           50,180
-----------------------------------------------------------------------------------------------------------
                As of
          December 31, 2000
           (in thousands)                     Multifamily        Office           Retail           Total
                                        -------------------------------------------------------------------
Divisional assets                              $ 752,259       $ 329,315        $ 869,351      $ 1,950,925
-----------------------------------------------------------------------------------------------------------

A reconciliation of total segment revenues to total revenues, total segment NOI to income from operations, for the three months ended March 31, 2001 and 2000, and total divisional assets to total assets, as of March 31, 2001 and December 31, 2000, is presented below:

------------------------------------------------------------------------------------------------------------
                                                                         For the                 For the
                                                                    Three Months Ended      Three Months Ended
(in thousands)                                                         March 31, 2001          March 31, 2000
Revenues
------------------------------------------------------------------------------------------------------------
Total divisional revenues                                                   $ 78,065               $ 72,473
Unallocated corporate revenues                                                   844                    275
Partially-owned subsidiaries                                                  (3,339)                (3,072)
------------------------------------------------------------------------------------------------------------
    Total Revenues                                                          $ 75,570               $ 69,676
------------------------------------------------------------------------------------------------------------

NOI
------------------------------------------------------------------------------------------------------------
Total divisional NOI                                                        $ 54,233               $ 50,180
Unallocated corporate revenues                                                   844                    275
Partially-owned subsidiaries                                                  (1,908)                (1,859)
General and administrative expenses                                           (2,634)                (2,551)
Depreciation                                                                 (15,797)               (13,982)
Amortization                                                                  (1,819)                (1,027)
Other                                                                            (49)                    18
------------------------------------------------------------------------------------------------------------
    Income from operations                                                  $ 32,870               $ 31,054
------------------------------------------------------------------------------------------------------------
Total other expense                                                          (19,362)               (15,613)
------------------------------------------------------------------------------------------------------------
    Net income                                                              $ 13,508               $ 15,441
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------

Assets                                                                March 31, 2001        December 31, 2000
------------------------------------------------------------------------------------------------------------
Total divisional assets                                                  $ 1,968,836            $ 1,950,925
Unallocated corporate assets (1)                                              80,848                 85,637
Partially-owned subsidiaries                                                 (92,784)               (93,015)
------------------------------------------------------------------------------------------------------------
    Total assets                                                         $ 1,956,900            $ 1,943,547
------------------------------------------------------------------------------------------------------------

(1) Includes the Company's investment in partially owned entities of $28,338 as of March 31, 2001, and $28,129 as of December 31, 2000.

Note 5 -- Derivative Instruments

         On January 1, 2001, CRLP adopted Statement of Financial Accounting Standard (SFAS) No. 133, (subsequently amended by SFAS Nos. 137 and 138) Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either partners' capital or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

         As of January 1, 2001, the adoption of the new standard resulted in derivative instruments reported on the balance sheet as liabilities of $0.9 million and a decrease of $0.9 million to Accumulated Other Comprehensive Loss, which is a loss not affecting Partners' capital.

         In the normal course of business, CRLP is exposed to the effect of interest rate changes. CRLP limits these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with CRLP's leasing income and other financial assets with interest rates on related debt, and manage the cost of borrowing obligations.

         CRLP does not use derivatives for trading or speculative purposes. Further, CRLP has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, CRLP has not sustained a material loss from those instruments nor does it anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives.

         CRLP has entered into several different hedging transactions in an effort to manage exposure to changes in interest rates. On October 25, 2000, CRLP entered into an interest rate swap in the amount of $125 million on its line of credit. The swap fixes the rate on the floating-line for one year at a rate of 7.66%. To reduce interest costs and to take advantage of the favorable interest rate environment, CRLP engaged in an interest rate swap agreement on $30.2 million of amortizing variable rate debt, and the fixed rate on the debt to 6.79% for five years. In anticipation of a debt offering six months hence, CRLP entered into a forward-starting swap for $32.5 million, thereby locking in a fixed rate of 6.20%. Additionally, CRLP purchased an interest rate cap in order to limit the degree to which interest rates may rise over the next two years. The cap covers $30.4 million of LIBOR-based debt at 11.20% through June 30, 2003.

         On March 31, 2001, the derivative instruments were reported at their fair value as Other Liabilities of $3.3 million. The offsetting adjustments are represented as losses in Accumulated Other Comprehensive Loss of $3.2 million. CRLP recorded a $15,000 loss in earnings due to some ineffectiveness on one of their swaps, resulting from a timing difference regarding rate reset dates.

         All CRLP's hedges that are reported at fair value and are represented on the balance sheet could be characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income (loss) or in earnings--depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in accumulated other comprehensive income (loss). If the hedging transaction is characterized as a fair value hedge, then the changes in fair value of the hedge and the hedged item are reflected in earnings. If the fair value hedging relationship is fully effective, there is no net effect reflected in income. Over time, the unrealized gains and losses held in accumulated other comprehensive income (loss) will be reclassified to earnings. This reclassification is consistent with when the hedged items are also recognized in earnings. Within the next twelve months, CRLP will reclassify to earnings approximately $1.8 million of the current balance held in accumulated other comprehensive income (loss).

         CRLP hedges its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 12 months. During the forecasted period, unrealized gains and losses in the hedging instrument will be reported in accumulated other comprehensive income (loss). Once the hedged transaction takes place, the hedge gains and losses will be reported in earnings during the same period in which the hedged item is recognized in earnings.

Note 6 -- Comprehensive Income (Loss) Comprehensive income (loss) consisted of the following:

          (in thousands)                             Three Months ended
                                                       March 31, 2000
                                            -----------------------------------
                                            -----------------------------------

          Net income                                      $ 5,538
          Other comprehensive loss
               Unrealized loss on cash flow
                  hedging activities                       (3,250)
                                            -----------------------------------
          Comprehensive income                            $ 2,288
                                            -----------------------------------


         Accumulated  other   comprehensive   income  (loss)  consisted  of  the
following:

          (in thousands)                                 Accumulated Other
                                                    Comprehensive Income (Loss)
                                                 ------------------------------
                                                 ------------------------------

          Balance December 31, 2000                         $    --
          Transition adjustment on cash flow
                hedging activities                             (885)
          Current period change in fair value of
                  derivative instruments                     (2,365)
                                                -------------------------------
          Balance March 31, 2001                           $ (3,250)
                                                -------------------------------

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees of
Colonial Properties Trust:

We have reviewed the accompanying consolidated condensed balance sheet of Colonial Realty Limited Partnership (the "Partnership") as of March 31, 2001, and the related consolidated condensed statements of income and cash flows for each of the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Partnership's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, partners' capital, and cash flows for the year then ended (not presented herein); and in our report dated January 16, 2001, except for Note 15, as to which the date is February 26, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of March 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                                 /s/ PricewaterhouseCoopers LLP
                                                     PricewaterhouseCoopers LLP


Birmingham, Alabama
April 24, 2001

                       COLONIAL REALTY LIMITED PARTNERSHIP

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Colonial Realty Limited Partnership ("CRLP"), a Delaware limited partnership, is the operating partnership of Colonial Properties Trust, an Alabama real estate investment trust (the "Company") whose shares are listed on the New York Stock Exchange. The Company is engaged in the ownership, development, management, and leasing of multifamily communities, retail malls and shopping centers, and office buildings. The Company is organized as a real estate investment trust (REIT) and owns and operates properties in nine states in the Sunbelt region of the United States. As of March 31, 2001, CRLP's real estate portfolio consisted of 54 multifamily communities, 17 office properties, and 44 retail properties.

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

         The  following   discussion   should  be  read  in   conjunction   with
management's discussion and analysis of financial condition and results of operations and all of the other information appearing in CRLP's 2000 Financial Statements as filed with the Securities and Exchange Commission on Form 10-K and with the financial statements included therein and the notes thereto.

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

Results of Operations -- Three Months Ended March 31, 2001 and 2000

         Revenue -- Total revenue increased by $5.9 million, or 8.5%, for the first quarter of 2001 when compared to the first quarter of 2000. The majority of this increase, $4.3 million, represents revenues generated by properties acquired or developed during 2000 and the first quarter of 2001, net of revenues from properties disposed of in 2000. The remaining increase primarily relates to increases in rental rates at existing properties and other ancillary income.

         Operating Expenses -- Total operating expenses increased by $4.1 million, or 10.6%, for the first quarter of 2001 when compared to the first quarter of 2000. Of this increase, $2.6 million is primarily related to additional operating expenses associated with properties that were acquired or developed during 2000 and the first quarter of 2001, net of operating expenses associated with properties disposed of in 2000. The remaining increase primarily relates to increases in general operating expenses, real estate taxes and insurance at existing properties, and overall increases in personnel costs associated with CRLP's continued growth.

         Other Income and Expense -- Interest expense increased by $3.4 million, or 21.4%, for the first quarter of 2001 when compared to the first quarter of 2000. The increase in interest expense is primarily attributable to the increased usage of the Company's revolving credit agreement in conjunction with the financing of acquisitions and developments and the issuance of $70.0 million of unsecured medium term notes since the first quarter of 2000.

Liquidity and Capital Resources

         During the first quarter of 2001, CRLP invested $38.4 million in the development of properties. CRLP financed this growth through advances on its bank line of credit and cash from operations. As of March 31, 2001, CRLP had an unsecured bank line of credit providing for total borrowings of $300 million. The line, which is used by CRLP primarily to finance property acquisitions and development, bears interest at LIBOR plus 115 basis points, is renewable in March 2003, and provides for a two-year amortization in the case of non-renewal. The line of credit agreement includes a competitive bid feature that will allow CRLP to convert up to $150 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The balance outstanding on this line at March 31, 2001, was $235.7 million. At March 31, 2001, CRLP's total outstanding debt balance was $1.20 billion. The outstanding balance includes fixed-rate debt of $910.7 million, or 75.9%, and floating-rate debt of $289.2 million, or 24.1%. CRLP's total market capitalization as of March 31, 2001 was $2.3 billion and its ratio of debt to market capitalization was 52.5%. Certain loan agreements of CRLP contain restrictive covenants, which among other things require maintenance of various financial ratios. At March 31, 2001, CRLP was in compliance with these covenants.

         CRLP expects to meet its short-term liquidity requirements generally through its net cash provided by operations and borrowings under credit arrangements and expects to meet certain of its long-term liquidity requirements, such as scheduled debt maturities, repayment of financing of construction and development activities, and possible property acquisitions, through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of the Company, sales of properties, joint ventures, or, possibly in connection with acquisitions of land or improved properties, issuance of limited partnership units. CRLP believes that its net cash provided by operations will be adequate and anticipates that it will continue to be adequate to meet both operating requirements and payment of dividends by the Company in accordance with REIT requirements in both the short and the long term.

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

         The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Also included is a summary of CRLP's swap contracts at March 31, 2001.


                                                                                                                       Estimated
                                                                                                                         Fair

(amounts in thousands)               2001        2002       2003        2004       2005     Thereafter      Total        Value
----------------------------------------------------------------------------------------------------------------------------------

Fixed Rate Debt                       $77,898     58,070     233,612    100,000     76,567      490,144     1,036,291   1,077,684
Average interest rate
     at March 31, 2001                  7.73%      7.93%       6.81%      7.27%      7.61%        7.48%         7.36%           -

Variable Debt                             $ -          -     110,692          -          -       52,975       163,667     163,667
Average interest rate
     at March 31, 2001                      -          -       6.20%          -          -        4.14%         5.53%           -

Interest Rate SWAPs

     Variable to fixed               $125,000          -           -          -          -       62,684       187,684      (3,265)
     Average pay rate                   6.46%          -           -          -          -        6.07%         6.33%           -

Interest Rate Cap                         $ -          -      30,379          -          -            -        30,379           1
    Interest Rate                           -          -      11.20%          -          -            -        11.20%           -


         The table incorporates only those exposures that exist as of March 31, 2001; it does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, CRLP's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, CRLP's hedging strategies at that time, and interest rates.

                       COLONIAL REALTY LIMITED PARTNERSHIP

                          PART II -- OTHER INFORMATION

Item 2.  Changes in Securities.

         The Company from time to time issues common shares of beneficial interest ("Common Shares") pursuant to its Dividend Reinvestment and Share Purchase Plan, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, and its Employee Share Option and Restricted Share Plan, in transactions that are registered under the Securities Act of 1933, as amended (the "Act"). Pursuant to CRLP's Third Amended and Restated Agreement of Limited Partnership, each time the Company issues Common Shares pursuant to the foregoing plans, CRLP issues to Colonial Properties Trust, its general partner, an equal number of Units for the same price at which the Common Shares were sold, in transactions that are not registered under the Act in reliance on
Section 4(2) of the Act. During the quarter ended March 31, 2001, CRLP issued 18,402 Units in such transactions for an aggregate of approximately $495,000.

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

                                           COLONIAL REALTY LIMITED PARTNERSHIP,
                                              a Delaware limited partnership

                                        By:   Colonial Properties Trust,
                                              its general partner




Date:  May 14, 2001                     By:    /s/ Howard B. Nelson, Jr.
                                               -------------------------
                                               Howard B. Nelson, Jr.
                                               Chief Financial Officer
                                              (Duly Authorized Officer
                                               and Principal Financial Officer)



Date:  May 14, 2001                            /s/ Kenneth E. Howell
                                               ---------------------
                                               Kenneth E. Howell
                                               Senior Vice President and
                                               Chief Accounting Officer
                                              (Principal Accounting Officer)