Form 10-Q
period 2001-06-30
COLONIAL REALTY LIMITED PARTNERSHIP
filed 2001-08-14
CIK 1013844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended: June 30, 2001    Commission File Number: 0-20707


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

                       COLONIAL REALTY LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                                                                           Page

PART I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)
                     Consolidated Condensed Balance Sheets as of
                     June 30, 2001 and December 31, 2000                     3

                     Consolidated Condensed Statements of Income for the
                     Three Months and for the Six Months Ended
                     June 30, 2001 and 2000                                  4

                     Consolidated Condensed Statements of Cash Flows
                     for the Six Months Ended June 30, 2001 and 2000         5

                     Notes to Consolidated Condensed Financial Statements    6

                     Report of Independent Accountants                      10

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       11

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                               14

PART II:  OTHER INFORMATION

         Item 2.  Changes in Securities                                     15

         Item 6.  Exhibits and Reports on Form 8-K                          15

SIGNATURES                                                                  16

EXHIBITS                                                                    17

                       COLONIAL REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                              --------------------

                                                                             (Unaudited)    December 31,
                                                                            June 30, 2001       2000
                                                                             -----------   ------------
         ASSETS
Land, buildings, & equipment, net                                            $ 1,767,581    $ 1,769,500
Undeveloped land and construction in progress                                    140,664         81,333
Cash and equivalents                                                               1,597          4,275
Restricted cash                                                                    2,756          2,479
Accounts receivable, net                                                           9,277         13,798
Prepaid expenses                                                                   3,791          4,086
Notes receivable                                                                     930         10,524
Deferred debt and lease costs, net                                                18,424         17,581
Investment in unconsolidated subsidiaries                                         27,875         28,129
Other assets                                                                      10,298         11,842
                                                                             -----------    -----------
                                                                             $ 1,983,193    $ 1,943,547
                                                                             ===========    ===========

        LIABILITIES AND PARTNERS' CAPITAL

Notes and mortgages payable                                                  $ 1,186,295    $ 1,179,095
Accounts payable                                                                     974          2,114
Accrued interest                                                                  14,120         14,536
Accrued expenses                                                                   9,596            342
Tenant deposits                                                                    4,082          4,009
Unearned rent                                                                      2,153          4,442
Other liabilities                                                                  3,175          1,517
                                                                             -----------    -----------
     Total liabilities                                                         1,220,395      1,206,055
                                                                             -----------    -----------

Redeemable units, at redemption value                                            342,473        292,570
Preferred units:
     Series A Preferred Units                                                    125,000        125,000
     Series B Preferred Units                                                    100,000        100,000
     Series C Preferred Units                                                     50,000            -0-
Partners' capital                                                                147,135        219,922
Accumulated other comprehensive loss                                              (1,810)           -0-
                                                                             -----------    -----------
      Total partners' capital                                                    420,325        444,922
                                                                             -----------    -----------

                                                                             $ 1,983,193    $ 1,943,547
                                                                             ===========    ===========

The accompanying notes are an integral part of these financial statements

                       COLONIAL REALTY LIMITED PARTNERSHIP
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per unit data)
                              ---------------------


                                                                               Three Months Ended        Six Months Ended
                                                                                    June 30,                  June 30,
                                                                             ----------------------    ----------------------
                                                                                2001        2000         2001          2000
                                                                             ----------------------    ----------------------
 Revenue:
      Minimum rent                                                           $  62,714    $  58,562    $ 125,230    $ 115,469
      Percentage rent                                                              557          703          645        1,394
      Tenant recoveries                                                          9,441        8,477       18,340       17,116
      Other                                                                      4,742        5,247        8,809        8,686
                                                                             ---------    ---------    ---------    ---------
          Total revenue                                                         77,454       72,989      153,024      142,665
                                                                             ---------    ---------    ---------    ---------
 Property operating expenses:
      General operating expenses                                                 5,120        4,990       10,405        9,983
      Salaries and benefits                                                      3,953        3,995        7,979        7,737
      Repairs and maintenance                                                    7,330        7,068       13,919       13,541
      Taxes, licenses, and insurance                                             6,317        5,970       12,865       11,824
 General and administrative                                                      2,495        1,841        5,129        4,431
 Depreciation                                                                   16,027       14,296       31,824       28,278
 Amortization                                                                    1,801        1,245        3,621        2,235
                                                                             ---------    ---------    ---------    ---------
          Total operating expenses                                              43,043       39,405       85,742       78,029
                                                                             ---------    ---------    ---------    ---------
          Income from operations                                                34,411       33,584       67,282       64,636
                                                                             ---------    ---------    ---------    ---------
 Other income (expense):
      Interest expense                                                         (18,974)     (17,096)     (38,443)     (33,139)
      Income from unconsolidated subsidiaries                                      382          359          632          846
      Ineffectiveness of hedging activities                                          1          -0-          (30)         -0-
      Gains (losses) from sales of property                                        (33)       3,569         (145)       3,514
                                                                             ---------    ---------    ---------    ---------
          Total other expense                                                  (18,624)     (13,168)     (37,986)     (28,779)
                                                                             ---------    ---------    ---------    ---------
          Income before extraordinary item                                      15,787       20,416       29,296       35,857
 Extraordinary income (loss)                                                       -0-         (418)         -0-         (418)
                                                                             ---------    ---------    ---------    ---------
          Net income                                                         $  15,787    $  19,998    $  29,296    $  35,439
 Distributions to preferred unitholders                                         (5,094)      (4,954)     (10,048)      (9,906)
                                                                             ---------    ---------    ---------    ---------
      Net income available to common unitholders                             $  10,693    $  15,044    $  19,248    $  25,533
                                                                             =========    =========    =========    =========
                                                                                                                    ---------
 Income before extraordinary items                                           $    0.33    $    0.46    $    0.60    $    0.78
 Extraordinary income (loss)                                                       -0-        (0.01)         -0-        (0.01)
                                                                                                                    ---------
 Net income per unit - basic                                                 $    0.33    $    0.45    $    0.60    $    0.77
                                                                             =========    =========    =========    =========
 Net income per unit - diluted                                               $    0.33    $    0.45    $    0.60    $    0.77
                                                                             =========    =========    =========    =========
                                                                                                                    ---------
 Weighted average units outstanding                                             31,984       33,212       31,977       33,198
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

                       COLONIAL REALTY LIMITED PARTNERSHIP
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                               -------------------

                                                                                Six Months Ended
                                                                                    June 30,
                                                                             ----------------------
                                                                               2001         2000
                                                                             ---------    ---------

Cash flows from operating activities:
     Net  income                                                             $  29,296    $  35,439
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization                                          35,445       30,149
         Income from unconsolidated subsidiaries                                  (632)        (846)
         (Gains) losses from sales of property                                     145       (3,514)
         Other                                                                     939          802
     Decrease (increase) in:
         Restricted cash                                                          (277)         (17)
         Accounts receivable                                                     3,582       (3,295)
         Prepaid expenses                                                          295       (1,181)
         Other assets                                                           (1,818)      (4,567)
     Increase (decrease) in:
         Accounts payable                                                       (1,140)       4,925
         Accrued interest                                                         (416)       1,900
         Accrued expenses and other                                              6,886        7,754
                                                                             ---------    ---------
             Net cash provided by operating activities                          72,305       67,549
                                                                             ---------    ---------
Cash flows from investing activities:

     Acquisition of properties                                                     -0-          -0-
     Development expenditures                                                  (73,725)     (55,022)
     Tenant improvements                                                        (8,240)     (13,196)
     Capital expenditures                                                       (7,416)      (6,348)
     Proceeds from notes receivable                                              9,594          -0-
     Proceeds from sales of property, net of selling costs                         -0-       40,665
     Distributions from unconsolidated subsidiaries                              1,444        2,305
     Capital contributions to unconsolidated subsidiaries                         (558)      (1,377)
                                                                             ---------    ---------
             Net cash used in investing activities                             (78,901)     (32,973)
                                                                             ---------    ---------
Cash flows from financing activities:

     Principal reductions of debt                                                 (920)     (31,814)
     Proceeds from additional borrowings                                        21,100      128,568
     Net change in revolving credit balances                                   (12,980)     (67,872)
     Cash contributions from the issuance of preferred units                    48,125          -0-
     Cash contributions                                                            215        9,286
     Capital distributions                                                     (50,333)     (49,844)
     Purchase of treasury units                                                    -0-      (18,067)
     Payment of mortgage financing cost                                         (1,102)      (1,574)
     Other, net                                                                   (187)        (418)
                                                                             ---------    ---------
             Net cash provided by (used in) financing activities                 3,918      (31,735)
                                                                             ---------    ---------
             Increase (decrease) in cash and equivalents                        (2,678)       2,841
Cash and equivalents, beginning of period                                        4,275        4,630
                                                                             ---------    ---------
Cash and equivalents, end of period                                          $   1,597    $   7,471
                                                                             =========    =========


The accompanying notes are an integral part of these financial statements

                       COLONIAL REALTY LIMITED PARTNERSHIP
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

Note 1 -- Basis of Presentation

         Colonial Realty Limited Partnership ("CRLP") is the operating partnership of Colonial Properties Trust (the "Company"), an Alabama real estate investment trust whose shares are traded on the New York Stock Exchange. The accompanying unaudited consolidated condensed financial statements of CRLP have been prepared by management in accordance with generally accepted accounting principles for interim financial reporting and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the information included in CRLP's Annual Report as filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000, and with the information filed with the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 2001. The December 31, 2000 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain 2000 amounts have been reclassified to conform to the current year's financial statement presentation.

Note 2 -- Capital Structure

         At June 30, 2001, the Company controlled CRLP as the sole general partner and as the holder of 65.2% of the common units of CRLP ("Redeemable Units") and 63.6% of the preferred units (the "Series A Preferred Units" and "Series C Preferred Units). The limited partners of CRLP who hold units, are those persons (including certain officers and directors) who, at the time of the Initial Public Offering, elected to hold all or a portion of their interest in the form of Units rather than receiving shares of common stock of the Company, or individuals from whom the Company acquired certain properties, who elected to receive Units in exchange for the properties. Each Unit may be redeemed by the holder thereof for either one share of Common Stock or cash equal to the fair market value thereof at the time of such redemption, at the option of CRLP. Additionally, in 1999, CRLP issued $100 million of Series B Cumulative Redeemable Perpetual Preferred Units ("Series B Units") in a private placement, that are exchangeable for Series B Preferred Shares of the Company after ten years at the option of the holders of the Series B Units.

         The Board of Trustees of the Company manages CRLP by directing the affairs of the Company. The Company's interests in CRLP entitle it to share in cash distributions from, and in the profits and losses of, CRLP in proportion to the Company's percentage interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

Note 3 --Preferred Stock Issuance

         On June 19, 2001, the Company issued 2,000,000 preferred shares of beneficial interest (Series C Preferred Shares). The Series C Preferred Shares pay a quarterly dividend at 9.25% per annum and may be called by the Company on or after June 19, 2006. The Series C Preferred Shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. The Series C Preferred Shares have a liquidation preference of $25.00 per share. In connection with the offering of Series C Preferred Shares, CRLP issued a like amount of preferred units to the Company in exchange for the Company's proceeds from its Series C Preferred Share offering. The net proceeds of the offering were approximately $48.1 million and were used to repay outstanding balances under the Company's unsecured line of credit.

Note 4 -- Net Income Per Unit

         The following table sets forth the computation of basic and diluted earnings per unit:

(amounts in thousands, except
per unit data)
                                                                Three        Three         Six         Six
                                                                Months       Months       Months      Months
                                                                Ended        Ended        Ended       Ended
                                                               June 30,     June 30,     June 30,    June 30,
                                                                 2001         2000         2001        2000
                                                              -----------  -----------  ----------  ----------
       Numerator:
            Income before extraordinary item                $    15,787 $     20,416 $     29,296  $   35,857
        Less: Preferred stock dividends                          (5,094)      (4,954)     (10,048)     (9,906)
                                                              -----------  -----------  -----------  ----------
         Income available to common unitholders
         Before extraordinary item
                                                            $     10,693 $     15,462 $     19,248 $    25,951
                                                              -----------  -----------  -----------  ----------
       Denominator:
         Denominator  for  basic  net  income  per  unit -
         Effect  of  dilutive securities:
         Trustee and employee stock options                          122           30           81          28
                                                              -----------  -----------  -----------  ----------
         Denominator  for  diluted net income per unit
         - adjusted weighted average common units
                                                                  32,106       33,242       32,058      33,226
                                                              -----------  -----------  -----------  ----------
         Basic net income per unit,
             Before extraordinary items                     $       0.33 $       0.46 $       0.60 $      0.78
         Diluted net income per unit,                         -----------  -----------  -----------  ----------
             Before extraordinary items                     $       0.33 $       0.46 $       0.60 $      0.78
                                                              -----------  -----------  -----------  ----------

Options to purchase 154,400 common shares at a weighted average exercise price of $30.71 per share were outstanding during 2001 but were not included in the computation of diluted net income per unit because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

Management evaluates the performance of its segments and allocates resources to them based on NOI. NOI consists of revenues in excess of general operating expenses, salaries and wages, repairs and maintenance, taxes, licenses, and insurance. Segment information for the three and six months ended June 30, 2001 and 2000 is as follows:

------------------------------------------------------------------------------------------------------------
          As of and for the
         Three Months Ended
            June 30, 2001                 Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                       $ 29,869         $ 14,138         $ 36,352         $ 80,359
NOI                                               20,458           10,178           25,730           56,366
Divisional assets                                769,934          355,214          880,114        2,005,262
------------------------------------------------------------------------------------------------------------
         Three Months Ended
            June 30, 2000                 Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                       $ 29,429         $ 12,717         $ 33,487         $ 75,633
NOI                                               19,266            9,073           23,921           52,260
------------------------------------------------------------------------------------------------------------
          Six Months Ended
            June 30, 2001                 Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                       $ 59,804         $ 27,599         $ 71,020        $ 158,423
NOI                                               40,519           19,616           50,463          110,598
------------------------------------------------------------------------------------------------------------
          Six Months Ended
            June 30, 2000                 Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                       $ 58,067         $ 23,997         $ 66,042        $ 148,106
NOI                                               38,188           16,879           47,373          102,440
------------------------------------------------------------------------------------------------------------
         For the Year Ended
          December 31, 2000
           (in thousands)                 Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
Divisional assets                              $ 752,259        $ 329,315        $ 869,351       $1,950,925
------------------------------------------------------------------------------------------------------------

 A reconciliation of total segment revenues to total revenues, total segment NOI to income from operations, for the three and six months ended June 30, 2001 and 2000, and total divisional assets to total assets, for the periods ended June 30, 2001 and December 31, 2000, is presented below:

----------------------------------------------------------------------------------------------------------------------------
                                      As of and for the      As of and for the     As of and for the     As of and for the
                                      Three Months Ended    Three Months Ended     Six Months Ended      Six Months Ended
(in thousands)                          June 30, 2001          June 30, 2000         June 30, 2001         June 30, 2000
Revenues
--------------------------------------------------------------------------------  --------------------  --------------------
Total divisional revenues                        $ 80,359              $ 75,633             $ 158,423             $ 148,106
Unallocated corporate revenues                        357                   469                 1,168                   776
Partially-owned subsidiaries                       (3,262)               (3,113)               (6,567)               (6,217)
--------------------------------------------------------------------------------  --------------------  --------------------
    Total Revenues                               $ 77,454              $ 72,989             $ 153,024             $ 142,665
--------------------------------------------------------------------------------  --------------------  --------------------

NOI

--------------------------------------------------------------------------------  --------------------  --------------------
Total divisional NOI                             $ 56,366              $ 52,260             $ 110,598             $ 102,440
Unallocated corporate revenues                        357                   469                 1,168                   776
Partially-owned subsidiaries                       (1,972)               (1,766)               (3,874)               (3,644)
General and administrative expenses                (2,495)               (1,841)               (5,129)               (4,431)
Depreciation                                      (16,027)              (14,296)              (31,824)              (28,278)
Amortization                                       (1,801)               (1,245)               (3,621)               (2,235)
Other                                                 (17)                    3                   (36)                    8
--------------------------------------------------------------------------------  --------------------  --------------------
--------------------------------------------------------------------------------  --------------------  --------------------
    Income from operations                       $ 34,411              $ 33,584              $ 67,282              $ 64,636
----------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                       For the Period Ended For the Period Ended
Assets                                      June 30, 2001      December 31, 2000
--------------------------------------------------------------------------------
Total divisional assets                       $ 2,005,262           $ 1,950,925
Unallocated corporate assets (1)                   71,327                85,637
Partially-owned subsidiaries                      (93,396)              (93,015)
--------------------------------------------------------------------------------
    Total assets                              $ 1,983,193           $ 1,943,547
--------------------------------------------------------------------------------

(1) Includes the Company's investment in partially owned entities of $27,875 as of June 30, 2001, and $28,129 as of December 31, 2000.

Note 6 -- Derivative Instruments

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

         CRLP has entered into several different hedging transactions in an effort to manage exposure to changes in interest rates. On October 25, 2000, CRLP entered into an interest rate swap in the amount of $125 million on its line of credit. The swap fixes the rate on the floating-line for one year at a rate of 7.66%. To reduce interest costs and to take advantage of the favorable interest rate environment, CRLP engaged in an interest rate swap agreement on $30.2 million of amortizing variable rate debt, and the fixed rate on the debt to 6.59% for five years. In anticipation of a debt offering six months hence, CRLP entered into a forward-starting swap for $32.5 million, thereby locking in a fixed rate of 6.20%. Additionally, CRLP purchased an interest rate cap in order to limit the degree to which interest rates may rise over the next two years. The cap covers $30.4 million of LIBOR-based debt at 11.20% through June 2003.

         During the second quarter of 2001, CRLP entered into a reverse interest rate swap agreement in the amount of $50 million on its medium-term notes. Under the terms of the agreement, CRLP receives a fixed interest rate of 5.015% and is required to pay three-month LIBOR. Also, CRLP purchased an interest rate cap, which covers $21.1 million of LIBOR-based debt at 6.85% though June 2004. On July 15, 2001, CRLP terminated its forward-starting swap of $32.5 million and received approximately $130,000.

         On June 30, 2001, the derivative instruments were reported at their fair value as Other Liabilities of $1.8 million. The offsetting adjustments are represented as losses in Accumulated Other Comprehensive Loss of $1.8 million. Year to date, CRLP has recorded a $13,000 loss in earnings due to some ineffectiveness on one of their swaps, resulting from a timing difference regarding rate reset dates.

         All CRLP's hedges that are reported at fair value and are represented on the balance sheet could be characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income (loss) or in earnings--depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in accumulated other comprehensive income (loss). If the hedging transaction is characterized as a fair value hedge, then the changes in fair value of the hedge and the hedged item are reflected in earnings. If the fair value hedging relationship is fully effective, there is no net effect reflected in income. Over time, the unrealized gains and losses held in accumulated other comprehensive income (loss) will be reclassified to earnings. This reclassification is consistent with when the hedged items are also recognized in earnings. Within the next twelve months, CRLP will reclassify to earnings approximately $1.5 million of the current balance held in accumulated other comprehensive income (loss).

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

Note 7 -- Comprehensive Income (Loss)

         Comprehensive income (loss) consisted of the following:

  (in thousands)                                                   Three Months ended          Six Months ended
                                                                      June 30, 2001              June 30, 2001
                                                                -------------------------- --------------------------
  Net income available to common shareholders                           $ 10,693                   $ 19,248
  Other comprehensive income (loss)
       Unrealized income (loss) on cash flow
           hedging activities                                              1,440                     (1,810)
                                                                -------------------------- --------------------------
  Comprehensive income                                                  $ 12,133                   $ 17,438
                                                                -------------------------- --------------------------


         Accumulated  other   comprehensive   income  (loss)  consisted  of  the
following:

          (in thousands)                                                 Accumulated Other
                                                                    Comprehensive Income (Loss)
                                                                -------------------------------------
                                                                -------------------------------------

          Balance December 31, 2000                                             $ --
          Transition adjustment on cash flow
                  hedging activities                                              (885)
          Current period change in fair value of
                  derivative instruments                                          (925)
                                                                -------------------------------------
          Balance June 30, 2001                                              $ (1,810)
                                                                -------------------------------------

Note 8 -- Subsequent Events
         Quarterly Distributions

         On July 26, 2000, a cash distribution was declared to partners of CRLP in the amount of $0.63 per unit, totaling $20.1 million. The distribution was declared to partners of record as of August 6, 2001, and was paid on August 13, 2001.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees of
Colonial Properties Trust:

         We have reviewed the accompanying consolidated condensed balance sheet of Colonial Realty Limited Partnership (the "Partnership") as of June 30, 2001, and the related consolidated condensed statements of income for the three-month and six-month periods ended June 30, 2001 and 2000, and the consolidated condensed statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Partnership's management.

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

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, partners' capital, and cash flows for the year then ended (not presented herein); and in our report dated January 16, 2001, except for Note 15, as to which the date is February 6, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of June 30, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                                /s/ PricewaterhouseCoopers LLP
                                                    PricewaterhouseCoopers LLP

Birmingham, Alabama
August 13, 2001

                       COLONIAL REALTY LIMITED PARTNERSHIP

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Colonial Realty Limited Partnership ("CRLP"), a Delaware limited partnership, is the operating partnership of Colonial Properties Trust, an Alabama real estate investment trust (the "Company") whose shares are listed on the New York Stock Exchange. The Company is engaged in the ownership, development, management, and leasing of multifamily communities, office buildings, retail malls and shopping centers. The Company is organized as a real estate investment trust (REIT) and owns and operates properties in nine states in the Sunbelt region of the United States. As of June 30, 2001, CRLP's real estate portfolio consisted of 54 multifamily communities, 17 office properties, and 44 retail properties.

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

Results of Operations -- Three Months Ended June 30, 2001 and 2000

         Revenue -- Total revenue increased by $4.5 million, or 6.1%, for the second quarter of 2001 when compared to the second quarter of 2000. The majority of this increase, $2.7 million, represents revenues generated by properties acquired or developed during 2000 and the first half of 2001, net of revenues from properties disposed of in 2000. The remaining increase primarily relates to increases in rental rates at existing properties.

         Operating Expenses -- Total operating expenses increased by $3.6 million, or 9.2%, for the second quarter of 2001 when compared to the second quarter of 2000. Of this increase, $2.5 million is primarily related to additional operating expenses associated with properties that were acquired or developed during 2000 and the first half of 2001, net of operating expenses associated with properties disposed of in 2000. The remaining increase primarily relates to increases in general operating expenses, real estate taxes and insurance at existing properties, and overall increases in personnel costs associated with CRLP's continued growth.

         Other Income and Expense -- Interest expense increased by $1.9 million, or 11.0%, for the second quarter of 2001 when compared to the second quarter of 2000. The increase in interest expense is primarily attributable to the increased usage of CRLP's revolving credit agreement and the issuance of $20.0 million of unsecured medium term notes through its subsidiary CRLP since the second quarter of 2000 in conjunction with the financing of acquisitions and developments.

Results of Operations -- Six Months Ended June 30, 2001 and 2000

         Revenue -- Total revenue increased by $10.4 million, or 7.3%, for the six months ended June 30, 2001 when compared to the six months ended June 30, 2000. The majority of this increase, $7.0 million, represents revenues generated by properties acquired or developed during 2001 and the second half of 2000, net of revenues from properties disposed of in 2000. The remaining increase primarily relates to increases in rental rates at existing properties and other ancillary income.

         Operating Expenses -- Total operating expenses increased by $7.7 million, or 9.9%, for the six months ended June 30, 2001 when compared to the six months ended June 30, 2000. Of this increase, $5.2 million is primarily related to additional operating expenses associated with properties that were acquired or developed during 2001 and the second half of 2000, net of operating expenses associated with properties disposed of in 2000. The remaining increase primarily relates to increases in general operating expenses, real estate taxes and insurance at existing properties, and overall increases in personnel costs associated with CRLP's continued growth.

         Other Income and Expense -- Interest expense increased by $5.3 million, or 16.0%, for the six months ended June 30, 2001 when compared to the six months ended June 30, 2000. The increase in interest expense is primarily attributable to the increased usage of CRLP's revolving credit agreement and the issuance of $70.0 million of unsecured medium term notes through its subsidiary CRLP since the first quarter of 2000 in conjunction with the financing of acquisitions and developments.

Liquidity and Capital Resources

         During the second quarter of 2001, CRLP invested $44.6 million in the acquisition and development of properties. CRLP financed this growth through advances on its unsecured bank line of credit, issuance of preferred units, and cash from operations. As of June 30, 2001, CRLP had an unsecured bank line of credit providing for total borrowings of $300 million. The line, which is used by CRLP primarily to finance property acquisitions and development, bears interest at LIBOR plus 115 basis points, is renewable on March 31, 2003, and provides for a two-year amortization in the case of non-renewal. The line of credit agreement includes a competitive bid feature that will allow CRLP to convert up to $150 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The balance outstanding on this line at June 30, 2001, was $201.4 million.

         At June 30, 2001, CRLP's total outstanding debt balance was $1.19 billion. The outstanding balance includes fixed-rate debt of $1.0 billion, or 85.2%, and floating-rate debt of $176 million, or 14.8%. CRLP's total market capitalization as of June 30, 2001 was $2.4 billion and its ratio of debt to market capitalization was 48.5%. Certain loan agreements of CRLP contain restrictive covenants, which among other things require maintenance of various financial ratios. At June 30, 2001, CRLP was in compliance with these covenants.

         CRLP expects to meet its short-term liquidity requirements generally through its net cash provided by operations and borrowings under credit arrangements and expects to meet certain of its long-term liquidity requirements, such as scheduled debt maturities, repayment of financing of construction and development activities, and possible property acquisitions, through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of CRLP, sales of properties, joint ventures, or, possibly in connection with acquisitions of land or improved properties, issuance of limited partnership units of CRLP. CRLP believes that its net cash provided by operations will be adequate and anticipates that it will continue to be adequate to meet both operating requirements and payment of dividends by CRLP in accordance with REIT requirements in both the short and the long term.

Inflation

         Leases at the multifamily properties generally provide for an initial term of six months to one year and allow for rent adjustments at the time of renewal. Leases at the office properties typically provide for rent adjustments and the pass-through of certain operating expenses during the term of the lease. Substantially all of the leases at the retail properties provide for the pass-through to tenants of certain operating costs, including real estate taxes, common area maintenance expenses, and insurance. All of these provisions permit the Company to increase rental rates or other charges to tenants in response to rising prices and, therefore, serve to minimize the Company's exposure to the adverse effects of inflation.

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

         The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Also included is a summary of CRLP's swap contracts and rate caps at June 30, 2001.


                                                                                                                       Estimated
                                                                                                                          Fair
(amounts in thousands)     2001        2002        2003          2004         2005      Thereafter         Total          Value
------------------------------------------------------------------------------------------------------------------------------------

Fixed Rate Debt         $ 77,829      58,061     233,486        100,000     26,560         489,866         985,802     1,030,024
Average interest rate
     at June 30, 2001      7.73%       7.93%       7.27%          7.27%      8.83%           7.46%           7.48%

Variable Debt                $ -           -      76,417              -     50,000          74,075         200,492       200,492
Average interest rate
     at June 30, 2001          -           -       5.06%              -      5.75%           4.02%           4.85%

Interest Rate SWAPs

     Variable to fixed  $ 125,000           -           -              -          -          62,581         187,581        (1,736)
     Average pay rate       6.46%           -           -              -          -           6.39%           6.43%

     Fixed to variable          -           -           -         50,000          -               -          50,000          (475)
     Average pay rate           -           -           -     3-mo LIBOR          -               -      3-mo LIBOR

Interest Rate Cap             $ -           -      30,379         21,100          -               -          51,479            94
    Interest Rate               -           -      11.20%          6.85%          -               -           9.42%

         The table incorporates only those exposures that exist as of June 30, 2001; it does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, CRLP's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, CRLP's hedging strategies at that time, and interest rates.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                          PART II -- OTHER INFORMATION

Item 2.  Changes in Securities.

         The Company from time to time issues common shares of beneficial interest ("Common Shares") pursuant to its Dividend Reinvestment and Share Purchase Plan, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, and its Employee Share Option and Restricted Share Plan, in transactions that are registered under the Securities Act of 1933, as amended (the "Act"). Pursuant to CRLP's Third Amended and Restated Agreement of Limited Partnership, each time the Company issues Common Shares pursuant to the foregoing plans, CRLP issues to Colonial Properties Trust, its general partner, an equal number of Units for the same price at which the Common Shares were sold, in transactions that are not registered under the Act in reliance on
Section 4(2) of the Act. During the quarter ended June 30, 2001, CRLP issued 10,358 Units in such transactions for an aggregate of approximately $0.3 million.

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

                                        COLONIAL REALTY LIMITED PARTNERSHIP,
                                           a Delaware limited partnership

                                    By:   Colonial Properties Trust,
                                             its general partner




Date:  August 14, 2001              By:    /s/ Howard B. Nelson, Jr.
                                           -------------------------
                                               Howard B. Nelson, Jr.
                                               Chief Financial Officer
                                              (Duly Authorized Officer
                                               and Principal Financial Officer)



Date:  August 14, 2001                     /s/ Kenneth E. Howell
                                           ---------------------
                                               Kenneth E. Howell
                                               Senior Vice President and
                                               Chief Accounting Officer
                                              (Principal Accounting Officer)