Form 10-Q
period 2001-09-30
COLONIAL REALTY LIMITED PARTNERSHIP
filed 2001-11-14
CIK 1013844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended:                 Commission File Number: 0-20707
September 30, 2001


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

                                                                           Page

PART I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)
                     Consolidated Condensed Balance Sheets as of
                     September 30, 2001 and December 31, 2000                3

                     Consolidated Condensed Statements of Income for the
                     Three Months and for the Nine Months Ended
                     September 30, 2001 and 2000                             4

                     Consolidated Condensed Statements of Cash Flows
                     for the Nine Months Ended September 30, 2001 and 2000   5

                     Notes to Consolidated Condensed Financial Statements    6

                     Report of Independent Accountants                      12

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       13

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                               16

PART II:  OTHER INFORMATION

         Item 2.  Changes in Securities                                     17

         Item 6.  Exhibits and Reports on Form 8-K                          17

SIGNATURES                                                                  18

EXHIBITS                                                                    19


                       COLONIAL REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                              --------------------


                                                               (Unaudited)
                                                              September 30,   December 31,
                                                                   2001          2000
                                                               -----------    -----------
                     ASSETS

Land, buildings, & equipment, net                              $ 1,732,528    $ 1,769,500
Undeveloped land and construction in progress                      187,887         81,333
Cash and equivalents                                                 3,428          4,275
Restricted cash                                                      2,744          2,479
Accounts receivable, net                                            15,689         13,798
Prepaid expenses                                                     3,647          4,086
Notes receivable                                                       706         10,524
Deferred debt and lease costs, net                                  18,145         17,581
Investment in unconsolidated subsidiaries                           28,956         28,129
Other assets                                                        11,342         11,842
                                                               -----------    -----------
                                                               $ 2,005,072    $ 1,943,547
                                                               ===========    ===========

       LIABILITIES AND PARTNERS' CAPITAL

Notes and mortgages payable                                    $ 1,180,416    $ 1,179,095
Accounts payable                                                    24,687          2,114
Accrued interest                                                    13,126         14,536
Accrued expenses                                                    15,964            342
Tenant deposits                                                      3,844          4,009
Unearned rent                                                        2,279          4,442
Other liabilities                                                    2,195          1,517
                                                               -----------    -----------
     Total liabilities                                           1,242,511      1,206,055
                                                               -----------    -----------

Redeemable units, at redemption value                              331,529        292,570
Preferred units:
     Series A Preferred Units                                      125,000        125,000
     Series B Preferred Units                                      100,000        100,000
     Series C Preferred Units                                       50,000            -0-
Partners' capital                                                  156,959        219,922
Accumulated other comprehensive loss                                  (927)           -0-
                                                               -----------    -----------
      Total partners' capital                                      431,032        444,922
                                                               -----------    -----------
                                                               $ 2,005,072    $ 1,943,547
                                                               ===========    ===========


The accompanying notes are an integral part of these financial statements.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                   (Unaudited)
                      (in thousands, except per unit data)
                              ---------------------


                                                     Three Months Ended       Nine Months Ended
                                                        September 30,            September 30,
                                                  ----------------------    ----------------------
                                                     2001         2000         2001         2000
                                                  ----------------------    ----------------------
 Revenue:
      Minimum rent                                $  62,479    $  60,247    $ 187,710    $ 175,118
      Percentage rent                                   837          864        1,482        2,258
      Tenant recoveries                               9,440        9,147       27,780       26,263
      Other                                           6,162        5,564       14,970       14,848
                                                  ---------    ---------    ---------    ---------
          Total revenue                              78,918       75,822      231,942      218,487
                                                  ---------    ---------    ---------    ---------
 Property operating expenses:
      General operating expenses                      5,642        5,566       16,047       15,549
      Salaries and benefits                           3,877        3,975       11,857       11,712
      Repairs and maintenance                         7,846        7,523       21,766       21,064
      Taxes, licenses, and insurance                  6,680        4,924       19,545       16,749
 General and administrative                           2,574        1,332        7,702        5,763
 Depreciation                                        16,561       15,289       48,385       43,566
 Amortization                                         2,026        1,337        5,647        3,572
                                                  ---------    ---------    ---------    ---------
          Total operating expenses                   45,206       39,946      130,949      117,975
                                                  ---------    ---------    ---------    ---------
          Income from operations                     33,712       35,876      100,993      100,512
                                                  ---------    ---------    ---------    ---------
 Other income (expense):
      Interest expense                              (17,438)     (18,958)     (55,881)     (52,097)
      Income from unconsolidated subsidiaries           327          409          959        1,255
      Income taxes                                     (115)         -0-         (115)         -0-
      Ineffectiveness of hedging activities               9          -0-          (20)         -0-
      Gains (losses) from sales of property           7,480         (140)       7,334        3,374
                                                  ---------    ---------    ---------    ---------

          Total other expense                        (9,737)     (18,689)     (47,723)     (47,468)
                                                  ---------    ---------    ---------    ---------

          Income before extraordinary item           23,975       17,187       53,270       53,044
 Extraordinary loss                                     -0-          -0-          -0-         (418)
                                                  ---------    ---------    ---------    ---------

          Net income                              $  23,975    $  17,187    $  53,270    $  52,626
 Distributions to preferred unitholders              (6,109)      (4,954)     (16,157)     (14,860)
                                                  ---------    ---------    ---------    ---------

      Net income available to common unitholders  $  17,866    $  12,233    $  37,113    $  37,766
                                                  =========    =========    =========    =========

 Income before extraordinary items                $    0.56    $    0.38    $    1.16    $    1.16
 Extraordinary loss                                     -0-          -0-          -0-        (0.01)
                                                  ---------    ---------    ---------    ---------
 Net income per unit - basic                      $    0.56    $    0.38    $    1.16    $    1.15
                                                  =========    =========    =========    =========
 Net income per unit - diluted                    $    0.56    $    0.38    $    1.16    $    1.15
                                                  =========    =========    =========    =========

 Weighted average units outstanding                  31,994       32,090       31,983       32,826
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


                       COLONIAL REALTY LIMITED PARTNERSHIP
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)
                               -------------------

                                                                      Nine Months Ended
                                                                        September 30,
                                                                   ----------------------
                                                                      2001         2000
                                                                   ---------    ---------

Cash flows from operating activities:

     Net  income                                                   $  53,270    $  52,626
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization                                54,032       47,138
         Income from unconsolidated subsidiaries                        (946)      (1,255)
         Gains from sales of property                                 (7,334)      (3,374)
         Other                                                         1,495        1,071
     Decrease (increase) in:
         Restricted cash                                                (265)          95
         Accounts receivable                                          (3,386)      (5,205)
         Prepaid expenses                                                439         (629)
         Other assets                                                 (4,207)      (8,884)
     Increase (decrease) in:
         Accounts payable                                              2,146       (8,080)
         Accrued interest                                             (1,410)       3,538
         Accrued expenses and other                                   13,045       10,592
                                                                   ---------    ---------
             Net cash provided by operating activities               106,879       87,633
                                                                   ---------    ---------
Cash flows from investing activities:
     Acquisition of properties                                           -0-      (26,512)
     Development expenditures                                       (106,242)     (78,151)
     Tenant improvements                                             (14,375)     (17,784)
     Capital expenditures                                            (10,209)     (11,946)
     Proceeds from notes receivable                                    9,818          -0-
     Proceeds from sales of property, net of selling costs            41,852       40,615
     Distributions from unconsolidated subsidiaries                    2,020        3,419
     Capital contributions to unconsolidated subsidiaries             (2,015)      (4,855)
                                                                   ---------    ---------
             Net cash used in investing activities                   (79,151)     (95,214)
                                                                   ---------    ---------
Cash flows from financing activities:
     Principal reductions of debt                                    (71,052)     (32,302)
     Proceeds from additional borrowings                              38,988      128,568
     Net change in revolving credit balances                          33,385       14,257
     Cash contributions from the issuance of preferred units          48,125          -0-
     Cash contributions                                                  425        9,269
     Capital distributions                                           (76,598)     (74,084)
     Purchase of treasury units                                          -0-      (37,875)
     Payment of mortgage financing cost                               (1,504)      (1,791)
     Other, net                                                         (344)        (418)
                                                                   ---------    ---------
             Net cash provided by (used in) financing activities     (28,575)       5,624
                                                                   ---------    ---------
             Decrease in cash and equivalents                           (847)      (1,957)
Cash and equivalents, beginning of period                              4,275        4,630
                                                                   ---------    ---------
Cash and equivalents, end of period                                $   3,428    $   2,673
                                                                   =========    =========


The accompanying notes are an integral part of these financial statements.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

Note 1 -- Basis of Presentation

         Colonial Realty Limited Partnership ("CRLP") is the operating partnership of Colonial Properties Trust (the "Company"), an Alabama real estate investment trust whose shares are traded on the New York Stock Exchange. The accompanying unaudited consolidated condensed financial statements of CRLP have been prepared by management in accordance with generally accepted accounting principles for interim financial reporting and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the information included in CRLP's Annual Report as filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000, and with the information filed with the Securities and Exchange Commission on Form 10-Q for the quarters ended March 31 and June 30, 2001. The December 31, 2000 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain 2000 amounts have been reclassified to conform to the current year's financial statement presentation.

Note 2 -- Capital Structure

         At September 30, 2001, the Company controlled CRLP as the sole general partner and as the holder of 64.9% of the common units of CRLP ("Redeemable Units") and 63.6% of the preferred units (the "Series A Preferred Units" and "Series C Preferred Units). The limited partners of CRLP who hold units, are those persons (including certain officers and directors) who, at the time of the Initial Public Offering, elected to hold all or a portion of their interest in the form of Units rather than receiving shares of common stock of the Company, or individuals from whom the Company acquired certain properties, who elected to receive Units in exchange for the properties. Each Unit may be redeemed by the holder thereof for either one share of Common Stock or cash equal to the fair market value thereof at the time of such redemption, at the option of the Company. Additionally, in 1999, CRLP issued $100 million of Series B Cumulative Redeemable Perpetual Preferred Units ("Series B Units") in a private placement, that are exchangeable for Series B Preferred Shares of the Company after ten years at the option of the holders of the Series B Units.

         The Board of Trustees of the Company manages CRLP by directing the affairs of the Company. The Company's interests in CRLP entitle it to share in cash distributions from, and in the profits and losses of, CRLP in proportion to the Company's percentage interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

Note 3 -- Dispositions

          During the third quarter 2001, CRLP executed sales of four multifamily properties, representing 701 units, and two retail properties, representing 304,168 square feet. The properties were sold for a total purchase price of $40.6 million, of which $4.5 million was used to repay a loan, and the remaining proceeds were used to repay a portion of the borrowings under CRLP's unsecured line of credit and support CRLP's future investment activities.

Note 4 -- Net Income Per Unit

         The following table sets forth the computation of basic and diluted earnings per unit:

(amounts in thousands, except
per share data)
                                                               Three          Three         Nine             Nine
                                                               Months         Months        Months          Months
                                                               Ended          Ended         Ended           Ended
                                                              September     September     September        September
                                                                 30,           30,           30,              30,
                                                                2001          2000          2001             2000
                                                            -------------  ------------  ------------    --------------
       Numerator:
            Income before extraordinary item              $      23,975  $      17,187 $     53,270    $       53,044
        Less: Preferred stock distributions                      (6,109)       (4,954)      (16,157)          (14,860)
                                                            -------------  ------------  ------------    --------------
         Income available to common unitholders
         Before extraordinary item
                                                          $       17,866 $      12,233 $      37,113   $        38,184
                                                            -------------  ------------  ------------    --------------
       Denominator:
         Denominator  for  basic  net  income  per  share -
         Effect  of  dilutive securities:
         Trustee and employee stock options                          145            53           102                32
                                                            -------------  ------------  ------------    --------------
         Denominator  for diluted net income per share
         - adjusted weighted average common units
                                                                  32,139        32,143        32,085            32,858
                                                            -------------  ------------  ------------    --------------

         Basic net income per unit,
             Before extraordinary items                   $         0.56 $        0.38 $        1.16   $          1.16
         Diluted net income per unit,                       -------------  ------------  ------------    --------------
             Before extraordinary items                   $         0.56 $        0.38 $        1.16   $          1.16
                                                            -------------  ------------  ------------    --------------

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

Management evaluates the performance of its segments and allocates resources to them based on NOI. NOI consists of revenues in excess of general operating expenses, salaries and wages, repairs and maintenance, taxes, licenses, and insurance. Segment information for the three and nine months ended September 30, 2001 and 2000 is as follows:


------------------------------------------------------------------------------------------------------------
          As of and for the
         Three Months Ended
         September 30, 2001               Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                       $ 30,337         $ 14,548         $ 36,539         $ 81,424
NOI                                               19,976           10,491           25,661           56,128
Divisional assets                                753,046          365,368          884,717        2,003,131
------------------------------------------------------------------------------------------------------------
         Three Months Ended
         September 30, 2000               Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                       $ 29,882         $ 12,566         $ 35,496         $ 77,944
NOI                                               20,287            8,910           25,529           54,726
------------------------------------------------------------------------------------------------------------
          Nine Months Ended
         September 30, 2001               Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                       $ 90,140         $ 42,148        $ 107,559        $ 239,847
NOI                                               60,494           30,108           76,124          166,726
------------------------------------------------------------------------------------------------------------
          Nine Months Ended
         September 30, 2000               Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                       $ 87,949         $ 36,564        $ 101,538        $ 226,051
NOI                                               58,475           25,790           72,902          157,167
------------------------------------------------------------------------------------------------------------
         For the Year Ended
          December 31, 2000
           (in thousands)                 Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
Divisional assets                              $ 752,259        $ 329,315        $ 869,351       $1,950,925
------------------------------------------------------------------------------------------------------------

 A reconciliation of total segment revenues to total revenues, total segment NOI to income from operations, for the three and nine months ended September 30, 2001 and 2000, and total divisional assets to total assets, for the periods ended September 30, 2001 and December 31, 2000, is presented below:


-----------------------------------------------------------------------------------------------------------------------------------
                                                As of and for the    As of and for the       As of and for the    As of and for the
                                               Three Months Ended    Three Months Ended      Nine Months Ended    Nine Months Ended
(in thousands)                                 September 30, 2001    September 30, 2000      September 30, 2001  September 30, 2000
Revenues
--------------------------------------------------------------------------------------- -----------------------  ------------------
Total divisional revenues                               $ 81,424              $ 77,944               $ 239,847            $ 226,051
Unallocated corporate revenues                               643                 1,051                   1,807                1,815
Partially-owned subsidiaries                              (3,149)               (3,173)                 (9,712)              (9,379)
--------------------------------------------------------------------------------------- -----------------------  ------------------
    Total Revenues                                      $ 78,918              $ 75,822               $ 231,942            $ 218,487
--------------------------------------------------------------------------------------- -----------------------  ------------------

NOI
--------------------------------------------------------------------------------------- -----------------------  ------------------
Total divisional NOI                                    $ 56,128              $ 54,726               $ 166,726            $ 157,167
Unallocated corporate revenues                               643                 1,051                   1,807                1,815
Partially-owned subsidiaries                              (1,886)               (1,898)                 (5,741)              (5,532)
General and administrative expenses                       (2,574)               (1,332)                 (7,702)              (5,763)
Depreciation                                             (16,561)              (15,289)                (48,385)             (43,566)
Amortization                                              (2,026)               (1,337)                 (5,647)              (3,572)
Other                                                        (12)                  (45)                    (65)                 (37)
--------------------------------------------------------------------------------------- -----------------------  ------------------
    Income from operations                              $ 33,712              $ 35,876               $ 100,993            $ 100,512
-----------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
                                             For the Period Ended      For the Period Ended
Assets                                         September 30, 2001         December 31, 2000
---------------------------------------------------------------------------------------
Total divisional assets                              $ 2,003,131           $ 1,950,925
Unallocated corporate assets (1)                         101,519                85,637
Partially-owned subsidiaries                             (99,578)              (93,015)
---------------------------------------------------------------------------------------
    Total assets                                     $ 2,005,072           $ 1,943,547
---------------------------------------------------------------------------------------

(1) Includes the Company's investment in partially owned entities of $28,956 as of September 30, 2001, and $28,129 as of December 31, 2000.

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

         CRLP has entered into several different hedging transactions in an effort to manage exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of CRLP's derivative financial instruments at September 30, 2001. The notional value at September 30, 2001 provides an indication of the extent of CRLP's involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

                                                                          Interest                     Fair Value
                Product Type                       Notional Value           Rate        Maturity     (in thousands)
--------------------------------------------- -------------------------- ------------ ------------- ------------------
1) Interest Rate SWAP, Cash Flow                  $30.2 - $27.7 million       5.932%      1/1/2006         $  (2,078)
2) Interest Rate SWAP, Cash Flow                         $125.0 million       6.456%     11/1/2001              (690)
3) Interest Rate SWAP, Fair Value                         $50.0 million       5.015%     7/26/2004              1,725
4) Interest Rate CAP, Cash Flow                           $21.1 million       6.850%     6/29/2004                 51
5) Interest Rate CAP, Cash Flow                           $17.9 million       6.850%      7/6/2004                 44
6) Interest Rate CAP, Cash Flow                           $30.4 million      11.200%     6/30/2003                  1
--------------------------------------------- -------------------------- ------------ ------------- ------------------
            Total                                                                                           $   (947)
--------------------------------------------- -------------------------- ------------ ------------- ------------------



         On September 30, 2001, the derivative instruments were reported at their fair value as Other Liabilities of $0.9 million. The offsetting adjustments are represented as losses in Accumulated Other Comprehensive Loss of $0.9 million. Year to date, CRLP has recorded a $20,000 loss in earnings due to some ineffectiveness on one of their swaps, resulting from a timing difference regarding rate reset dates.

         On July 3, 2001, CRLP terminated a forward-starting swap that was designated as hedging forecasted debt that did not occur. CRLP reclassified the balance of $130,000 held in Accumulated Other Comprehensive Income related to the swap as a gain in earnings.

         Most of CRLP's hedges are designated as cash flow hedges. Cash flow hedges hedge the future cash flows of current or forecasted debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income (loss) or in earnings--depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in accumulated other comprehensive income (loss). If the hedging transaction is characterized as a fair value hedge, then the changes in fair value of the hedge and the hedged item are reflected in earnings. If the fair value hedging relationship is fully effective, there is no net effect reflected in income. Over time, the unrealized gains and losses held in accumulated other comprehensive income (loss) will be reclassified to earnings. This reclassification is consistent with when the hedged items are also recognized in earnings. Within the next twelve months, CRLP will reclassify to earnings approximately $0.4 million of the current balance held in accumulated other comprehensive income (loss).

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

Note 6 -- Comprehensive Income (Loss)

         Comprehensive income (loss) consisted of the following:

  (in thousands)                                                   Three Months ended          Nine Months ended
                                                                   September 30, 2001         September 30, 2001
                                                                -------------------------- --------------------------

  Net income available to common unitholders                            $ 17,866                   $ 37,113
  Other comprehensive income (loss)
       Unrealized income (loss) on cash flow
                hedging activities                                           891                       (927)
                                                                -------------------------- --------------------------
  Comprehensive income                                                  $ 18,757                   $ 36,186
                                                                -------------------------- --------------------------


         Accumulated  other   comprehensive   income  (loss)  consisted  of  the
following:

          (in thousands)                                                 Accumulated Other
                                                                    Comprehensive Income (Loss)
                                                                -------------------------------------
          Balance December 31, 2000                                             $ --
          Transition adjustment on cash flow
                  hedging activities                                            (885)
          Current period change in fair value of
                  derivative instruments                                         (42)
                                                                -------------------------------------
          Balance September 30, 2001                                          $ (927)
                                                                -------------------------------------


Note 7 -- Subsequent Event
         Disposition

         On October 5, 2001, CRLP sold, a 376 unit multifamily property located in Bradenton, Florida for a total purchase price of $23.7 million. The proceeds from the sale were used to repay a potion of the borrowings under CRLP's unsecured line of credit.

         Distribution

         On October 25, 2001, a cash distribution was declared to partners of in the amount of $0.63 per unit, totaling $20.2 million. The distribution was declared to partners of record as of November 5, 2001, and was paid on November 13, 2001.

         Interest Rate SWAP

         On November 8, 2001, CRLP entered into an interest rate SWAP on $75.0 million of its variable rate line of credit, which fixes the rate at 2.13% plus 115 basis points. The SWAP matures on December 10, 2002.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees of
Colonial Properties Trust:

         We have reviewed the accompanying consolidated condensed balance sheet of Colonial Realty Limited Partnership (the "Partnership") as of September 30, 2001, and the related consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 2001 and 2000, and the consolidated condensed statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Partnership's management.

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

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, partners' capital, and cash flows for the year then ended (not presented herein); and in our report dated January 16, 2001, except for Note 15, as to which the date is February 6, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of September 30, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                                 /s/ PricewaterhouseCoopers LLP
                                                     PricewaterhouseCoopers LLP

Birmingham, Alabama
November 13, 2001

                       COLONIAL REALTY LIMITED PARTNERSHIP

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Colonial Realty Limited Partnership ("CRLP"), a Delaware limited partnership, is the operating partnership of Colonial Properties Trust, an Alabama real estate investment trust (the "Company") whose shares are listed on the New York Stock Exchange. The Company is engaged in the ownership, development, management, and leasing of multifamily communities, office buildings, retail malls and shopping centers. The Company is organized as a real estate investment trust (REIT) and owns and operates properties in nine states in the Sunbelt region of the United States. As of September 30, 2001, CRLP's real estate portfolio consisted of 51 multifamily communities, 18 office properties, and 42 retail properties.

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

Results of Operations -- Three Months Ended September 30, 2001 and 2000

         Revenue -- Total revenue increased by $3.1 million, or 4.1%, for the third quarter of 2001 when compared to the third quarter of 2000. The majority of this increase, $2.2 million, represents revenues generated by properties acquired or developed during 2001 and the second half of 2000, net of revenues from properties disposed. The remaining increase primarily relates to increases in rental rates at existing properties and other ancillary income.

         Operating Expenses -- Total operating expenses increased by $5.3 million, or 13.2%, for the third quarter of 2001 when compared to the third quarter of 2000. Of this increase, $2.1 million is primarily related to additional operating expenses associated with properties that were acquired or developed during 2001 and the second half of 2000, net of operating expenses associated with properties disposed. The remaining increase primarily relates to increases in general operating expenses, real estate taxes and insurance at existing properties, and overall increases in personnel costs associated with CRLP's continued growth.

         Other Income and Expense -- Interest expense decreased by $1.5 million, or 8.0%, for the third quarter of 2001 when compared to the third quarter of 2000. The decrease in interest expense is primarily attributable to the sale of $42.6 million of assets in the third quarter of 2001, of which $4.5 million was used to repay encumbered debt and the remaining $38.1 million was used to repay a portion of the borrowings under CRLP's unsecured line of credit, maturing of $65 million of senior notes in the third quarter of 2001, and a decrease in the current variable interest rate environment.

Results of Operations -- Nine Months Ended September 30, 2001 and 2000

         Revenue -- Total revenue increased by $13.5 million, or 6.2%, for the nine months ended September 30, 2001 when compared to the nine months ended September 30, 2000. The majority of this increase, $9.4 million, represents revenues generated by properties acquired or developed during 2001 and the second half of 2000, net of revenues from properties disposed. The remaining increase primarily relates to increases in rental rates at existing properties and other ancillary income.

         Operating Expenses -- Total operating expenses increased by $13.0 million, or 11.0%, for the nine months ended September 30, 2001 when compared to the nine months ended September 30, 2000. Of this increase, $7.2 million is primarily related to additional operating expenses associated with properties that were acquired or developed during 2001 and the second half of 2000, net of operating expenses associated with properties disposed. The remaining increase primarily relates to increases in general operating expenses, real estate taxes and insurance at existing properties, and overall increases in personnel costs associated with CRLP's continued growth.

         Other Income and Expense -- Interest expense increased by $3.8 million, or 7.3%, for the nine months ended September 30, 2001 when compared to the nine months ended September 30, 2000. The increase in interest expense is primarily attributable to the increased usage of CRLP's revolving credit agreement and the issuance of $20.0 million of unsecured medium term notes through its subsidiary CRLP since the third quarter of 2000 in conjunction with the financing of acquisitions and developments.

Liquidity and Capital Resources

         During the third quarter of 2001, CRLP invested $32.2 million in the acquisition and development of properties. CRLP financed this growth through advances on its unsecured bank line of credit, issuance of preferred units, and cash from operations. As of September 30, 2001, CRLP had an unsecured bank line of credit providing for total borrowings of $300 million. The line, which is used by CRLP primarily to finance property acquisitions and development, bears interest at LIBOR plus 115 basis points, is renewable on March 31, 2003, and provides for a two-year amortization in the case of non-renewal. The line of credit agreement includes a competitive bid feature that will allow CRLP to convert up to $150 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The balance outstanding on this line at September 30, 2001, was $247.8 million.

         At September 30, 2001, the Company's total outstanding debt balance was $1.18 billion. The outstanding balance includes fixed-rate debt of $870.3 million, or 73.7%, and floating-rate debt of $310.1 million, or 26.3%. The Company's total market capitalization as of September 30, 2001 was $2.4 billion and its ratio of debt to market capitalization was 49.2%. Certain loan agreements of the Company contain restrictive covenants, which among other things require maintenance of various financial ratios. At September 30, 2001, the Company was in compliance with these covenants.

         On August 31, 2001, CRLP purchased the 99% voting stock and 1% equity in Colonial Properties Services, Inc. (CPSI) from Colonial Commercial Investments, Inc. (CCI), a related party, for a total purchase price of $4,000. As a result of this purchase, CRLP owns 100% of CPSI and will consolidate the operations of CPSI in CRLP's financial statements from September 1, 2001 forward.

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

         The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Also included is a summary of CRLP's swap contracts and rate caps at September 30, 2001.


                                                                                                                           Estimated
                                                                                                                              Fair
(amounts in thousands)             2001        2002        2003          2004         2005      Thereafter         Total     Value
------------------------------------------------------------------------------------------------------------------------------------

Fixed Rate Debt                  $ 12,764      58,052     233,358         50,000     26,552      489,568       870,294      900,119
Average interest rate
     at September 30, 2001           8.90%       7.93%       6.81%          7.58%      8.83%        7.46%         7.38%

Variable Debt                         $ -           -     122,782         50,000     50,000       87,340       310,122      310,122
Average interest rate
     at September 30, 2001              -           -       3.71%          5.02%      6.40%         3.90%         4.41%

Interest Rate SWAPs

     Variable to fixed          $ 125,000           -           -              -          -       30,081       155,081       (2,768)
     Average pay rate                6.46%          -           -              -          -         5.93%         6.35%

     Fixed to variable                  -           -           -         50,000          -            -        50,000        1,725
     Average pay rate                   -           -           -     3-mo LIBOR          -            -    3-mo LIBOR

Interest Rate Cap                     $ -           -      30,379         38,988          -            -        69,367           95
    Interest Rate                       -           -      11.20%          6.85%          -            -         8.76%

         The table incorporates only those exposures that exist as of September 30, 2001; it does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, CRLP's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, CRLP's hedging strategies at that time, and interest rates.

                       COLONIAL REALTY LIMITED PARTNERSHIP

                          PART II -- OTHER INFORMATION

Item 2.  Changes in Securities.

         The Company from time to time issues common shares of beneficial interest ("Common Shares") pursuant to its Dividend Reinvestment and Share Purchase Plan, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, and its Employee Share Option and Restricted Share Plan, in transactions that are registered under the Securities Act of 1933, as amended (the "Act"). Pursuant to CRLP's Third Amended and Restated Agreement of Limited Partnership, each time the Company issues Common Shares pursuant to the foregoing plans, CRLP issues to Colonial Properties Trust, its general partner, an equal number of Units for the same price at which the Common Shares were sold, in transactions that are not registered under the Act in reliance on
Section 4(2) of the Act. During the quarter ended September 30, 2001, CRLP issued 9,881 Units in such transactions for an aggregate of approximately $0.3 million.

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

                                     COLONIAL REALTY LIMITED PARTNERSHIP,
                                        a Delaware limited partnership

                                    By:   Colonial Properties Trust,
                                          its general partner




Date:  November 14, 2001            By:    /s/ Howard B. Nelson, Jr.
                                           -------------------------
                                               Howard B. Nelson, Jr.
                                               Chief Financial Officer
                                              (Duly Authorized Officer
                                               and Principal Financial Officer)



Date:  November 14, 2001                   /s/ Kenneth E. Howell
                                           ---------------------
                                               Kenneth E. Howell
                                               Senior Vice President and
                                               Chief Accounting Officer
                                              (Principal Accounting Officer)