Form 10-K
period 2001-12-31
COLONIAL REALTY LIMITED PARTNERSHIP
filed 2002-03-28
CIK 1013844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001 OR

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

         CRLP is the Operating Partnership of the Company, which is one of the largest owners, developers and operators of multifamily, retail and office properties in the Sunbelt region of the United States. The Company is a fully-integrated real estate company, whose activities include ownership of a diversified portfolio of 108 properties as of December 31, 2001, located in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas, and Virginia, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate. As of December 31, 2001, CRLP owned 49 multifamily apartment communities containing a total of 16,256 apartment units (the "Multifamily Properties"), 17 office properties containing a total of approximately 3.5 million square feet of office space (the "Office Properties"), 42 retail properties containing a total of approximately
14.9 million square feet of retail space (the "Retail Properties"), and certain parcels of land adjacent to or near certain of these properties (the "Land"). (The Multifamily Properties, the Office Properties, the Retail Properties, and the Land are referred to collectively as the "Properties"). As of December 31, 2001, the Multifamily Properties, the Office Properties, and the Retail Properties that had achieved stabilized occupancy were 93%, 92% and 90% leased, respectively.

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

         On September 29, 1993, (i) the Company consummated an initial public offering (the "IPO") of 8,480,000 of its common shares of beneficial interest, $.01 par value per share ("Common Shares"), (ii) the Operating Partnership assumed ownership of 36 Properties (or interests therein) held by Thomas H. Lowder, James K. Lowder, Robert E. Lowder, and their mother, Catherine Lowder (the "Lowder family"), and third-party partners of the Lowder family, and the operating businesses of Colonial, (iii) the Company transferred to the Operating Partnership, in exchange for 8,480,000 units of limited partnership interest in the Operating Partnership ("OP Units"), (iv) the Operating Partnership repaid approximately $150.2 million of indebtedness and prepayment penalties associated therewith secured by certain of the Properties, and (v) the Operating Partnership established a $35.0 million line of credit with SouthTrust Bank, which has since been increased to $300.0 million, to fund development activities and property acquisitions and for general corporate purposes (collectively, the "Formation Transactions").

Recent Developments

         Since the Company's IPO, CRLP has acquired new properties representing a total investment of over $1.3 billion.

         Multifamily Properties--During 2001, CRLP completed development of 440 apartment units in two multifamily communities and acquired land on which it intends to develop additional multifamily communities. The aggregate investment in the multifamily developments during 2001 was $39.0 million. As of December 31, 2001, CRLP has 544 apartment units in 3 multifamily communities under development or redevelopment. Management anticipates that the 3 multifamily projects will be completed during 2002. Management estimates that it will invest an additional $3.3 million to complete these multifamily communities.

         Office Properties--During 2001, CRLP increased its office portfolio by 318,161 square feet with the development of two office buildings. In addition, CRLP began development on two office properties in Orlando, Florida. The aggregate investment in the office developments during 2001 was $57.5 million. Management estimates that it will invest an additional $33.0 million to complete these properties.

         Retail Properties--During 2001, CRLP completed the redevelopment of two retail properties, and began the development of one community shopping center in Birmingham, Alabama. The aggregate investment in the retail developments during 2001 was $61.0 million. Management anticipates that it will invest an additional $11.4 million to complete the retail development.

         Restructuring of Colonial Properties Services, Inc.--In August 2001, the Company acquired all of the voting and non-voting common stock of Colonial Properties Services, Inc. ("CPSI") for $4,000 that it did not already own. As a result, CPSI is now a wholly-owned subsidiary of CRLP.

         Third Party Development--In September 2001, CRLP entered into an agreement pursuant to which CRLP will provide development and other consulting services to a third-party developer of a $30 million multifamily property located in Raleigh, North Carolina. CRLP will act as the leasing and management agent for the property. In addition, CRLP has guaranteed a $3.3 million working capital loan obtained by three principals of the developer. This loan matures on August 2, 2002 and may be extended until August 2, 2004 if specified conditions are met. CRLP will receive a fee in return for this guaranty. CRLP has the right of first refusal to purchase this property should the developer elect to sell it.

       Orlando Fashion Square Joint Venture--In October 1998, CRLP sold a 50% interest in our Orlando Fashion Square retail property located in Orlando, Florida to a third party and subsequently entered into a joint venture agreement with the third party relating to the management of the property. The joint venture agreement gives the third party the right, which became effective December 28, 2001, to convert its 50% interest in the property into the Company's common shares if specified terms and conditions are met. The conversion value of the interest would be determined at the time of conversion in accordance with procedures set forth in the joint venture agreement, and would be net of the third party's pro rata share of any indebtedness secured by the property. As of December 31, 2001, the property was subject to mortgage indebtedness in the amount of $65 million. Based on the terms and conditions of the conversion feature, CRLP continues to believe that it is unlikely that the third party will convert its interest into the Company's common shares.

       Sale of Common Shares--On February 25, 2002, the Company sold an aggregate of 570,381 common shares for an aggregate net proceed of approximately $17.7 million in two separate transactions. The Company sold 260,710 of these common shares at the purchase price of $33.17 per share, before deducting underwriting fees, to Salomon Smith Barney Inc. who deposited these common shares with the Trustee of the Equity Focus Trusts REIT Portfolio Series, 2002-A. In addition, the Company sold the remaining 299,670 common shares to Cohen & Steers Quality Income Realty Fund, Inc. at the purchase price of $33.17 per share, before deducting placement agent fees paid to Merrill Lynch who acted as the Company's placement agent.

         The following is a summary of CRLP's acquisition, disposition, and development activity in 2001.

Acquisition and Disposition Activity

         During 2001, CRLP disposed of a total of nine properties for an aggregate sale price of $83.5 million and certain land and outparcels for $5.3 million.

         Between August 2001 and September 2001, CRLP sold four Multifamily Properties located in Macon, Georgia, Mobile, Alabama, Auburn, Alabama, and Savannah, Georgia that contained 701 units in the aggregate for a total sale price of approximately $21.2 million.

         In September 2001, CRLP sold two Retail Properties located in Florida, representing 304,168 square feet for a total sale price of $19.3 million.

         In October 2001, CRLP sold one Multifamily Property located in Bradenton, Florida that contained 376 units for a total sale price of $23.7 million.

         In November 2001, CRLP sold one Office Property located in Birmingham, Alabama that contained 34,357 square feet for a total sales price of $3.8 million.

         In December 2001, CRLP sold one Multifamily Property located in Macon, Georgia that contained 296 units for a sales price of approximately $15.5 million, $11.6 million of which was paid in the form of a note receivable payable in three months and the remainder of which was paid in cash.

         There were no property acquisitions in 2001.

Development Activity

         During 2001, CRLP completed development of 440 new apartment units in two multifamily communities and acquired land on which it intends to develop additional multifamily communities during 2002 and 2003. The aggregate cost of this multifamily development activity during 2001 was $39.0 million. As of December 31, 2001, CRLP had 544 apartment units in three multifamily communities under development or redevelopment. Management anticipates that the three multifamily projects will be completed during 2002. Management expects to invest an additional $3.3 million over this period to complete these multifamily projects.

         During 2001, CRLP completed development of two office buildings, representing 318,161 square feet, and began development of two office properties in Orlando, Florida. The aggregate investment in the office developments during 2001 was $57.5 million. Management estimates that it will invest an additional $33.0 million to complete these projects.

         During 2001, CRLP completed the redevelopment of two retail properties, and began the development of one community shopping center in Alabama. The aggregate investment in the retail developments during 2001 was $61.0 million. Management anticipates that it will invest an additional $11.4 million to complete the retail developments.

         The table below provides an overview of CRLP's development and redevelopment activity during 2001:


                                 Summary of 2001
                              Development Activity

   Completion or                                                                       Type of    Units (M)   Cost or
    Anticipated     Name of                                                            Property   GLA (R/O) Anticipated
  Completion Date   Property (1)                                 Location                (2)        (3)       Cost (4)
-----------------   ------------------------------------------   ------------------   ---------   --------    --------

Developments:
     1st Qtr 02     CG at TownPark - Sarasota                    Sarasota, FL         M                272    $ 21,188
     1st Qtr 02     CV at Walton Way (redevelopment)             Augusta, Ga          M                256       3,500
     2nd Qtr 02     CG at TownPark - Lake Mary                   Orlando, FL          M                456      38,133
     4th Qtr 01     Colonial Center at Mansell Overlook 500      Atlanta, GA          O            163,248      19,114
     4th Qtr 01     Colonial Center at TownPark 100              Orlando, FL          O            154,913      17,974
     3rd Qtr 02     Colonial Center at TownPark 200              Orlando, FL          O            155,000      21,181
     3rd Qtr 02     Colonial Center at TownPark 600              Orlando, FL          O            200,000      27,876
     1st Qtr 01     Northdale Court (redevelopment)              Tampa, FL            R            192,726       6,158
     4th Qtr 01     Colonial Brookwood Village (redevelopment)   Birmingham, AL       R            687,078      46,680
     3rd Qtr 02     Colonial Promenade Hoover                    Birmingham, AL       R            167,041      18,705
     4th Qtr 02     Parkway City Mall                        (5) Huntsville, AL       R            631,000      35,616
                                                                                                               --------
                                                                                                     Total   $ 256,125
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

Continuing Multifamily Development and Redevelopment Activity

         Colonial Village at Walton Way--CRLP continued the redevelopment of Colonial Village at Walton Way, a 256-unit multifamily community located in Augusta, Georgia. Project redevelopment costs are expected to total $3.5 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete the redevelopment in the first quarter of 2002.

         Colonial Grand at TownPark - Sarasota--During the second quarter of 2000, CRLP began the development of Colonial Grand at TownPark - Sarasota, a 272-unit multifamily community located in Sarasota, Florida. The new apartments will include numerous luxuries, including high-speed Internet access, fitness center, a swimming pool, and a resident business center. Project development costs, including land acquisition costs are expected to total $21.2 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete the development during the first quarter of 2002.

         Colonial Grand at TownPark - Lake Mary--During the third quarter of 2000, CRLP began the development of Colonial Grand at TownPark - Lake Mary, a 456-unit multifamily community located in Orlando, Florida. The new apartments will include numerous luxuries, including high-speed Internet access, fitness center, a swimming pool, and a resident business center. Project development costs, including land acquisition costs are expected to total $38.1 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete the development during the first quarter of 2002.

Completed Office Property Development Activity

         Colonial Center at Mansell Overlook 500--During the fourth quarter of 2001, CRLP completed the development of Colonial Center at Mansell Overlook 500, a 163,248 square foot Class A office building located in Atlanta, Georgia. The building includes the most advanced technology systems available in the market, including high-speed internet access, fiber optic network infrastructure, and state-of-the art, customer controlled energy management system. Project development costs, including land acquisitions totaled $19.1 million and were funded through advances on CRLP's line of credit.

         Colonial Center TownPark 100--During the fourth quarter of 2001, CRLP completed the development of Colonial Center TownPark 100, a 154,913 square foot Class A office building in Orlando, Florida, which is part of a mixed-use development integrating multifamily, office, and retail products. Situated in a natural environment, the building includes the most advanced technology systems available in the market, including high-speed internet access and fiber optic network infrastructure. Additionally, the building includes a fitness center with lockers and shower facilities. Project development costs, including land acquisitions totaled $18.0 million and were funded through advances on CRLP's line of credit.

New Office Property Development

         Colonial Center TownPark 200--During the third quarter of 2001, CRLP began the development of Colonial Center TownPark 200, a 155,000 square foot Class A office building in Orlando, Florida, which is part of a mixed-use development integrating multifamily, office, and retail products. The building will include the most advanced technology systems available in the market, including high-speed internet access and fiber optic network infrastructure. Project development costs, including land acquisitions are expected to total $21.2 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete the project in the third quarter of 2002.

         Colonial Center TownPark 600--During the fourth quarter of 2001, CRLP began the development of Colonial Center TownPark 600, a 200,000 square foot Class A office building in Orlando, Florida, which is part of a mixed-use development integrating multifamily, office, and retail products. This building is a build-to-suit development for FiServ, Inc., a financial software company with approximately 14,000 employees worldwide. Project development costs, including land acquisitions are expected to total $27.9 million and will be funded through advances on CRLP's line of credit. CRLP expects to complete the project in the third quarter of 2002.

Completed Retail Redevelopment Activity

         Northdale Court--During the first quarter of 2001, CRLP completed the redevelopment of Northdale Court, a 192,726 square foot strip center located in Tampa, Florida. Project redevelopment costs totaled $6.2 million and were funded through advances on CRLP's line of credit.

         Colonial Brookwood Village--During the fourth quarter of 2001, CRLP re-opened the redevelopment and expansion of Colonial Brookwood Village, a 687,078 square foot enclosed mall located in Birmingham, Alabama. The renovations include a grand entrance offering valet parking, natural lighting through the use of skylights, custom light fixtures, stone flooring, and plush area carpeting. The mall also offers an upscale selection of merchants and restaurants. Project redevelopment and expansion costs totaled $46.7 million and were funded through CRLP's unsecured line of credit.

New Retail Development Activity

         Colonial Promenade Hoover--During the first quarter of 2001, CRLP began the development of Colonial Promenade Hoover, a 167,041 square foot community shopping center located in Birmingham, Alabama. The center will be anchored by a Super Wal-Mart Center. Project development costs including land acquisitions costs are expected to total $18.7 million and will be funded through CRLP's unsecured line of credit.

         Parkway City Mall--During the first quarter of 2001, CRLP, in connection with a 50% joint venture partner, began the redevelopment of Parkway City Mall, a 631,000 square foot mall located in Huntsville, Alabama. The mall will be anchored by Parisian and Dillard's Department Store. Total project development costs are expected to total $71.2 million, of which CRLP's portion will be $35.6 million. The redevelopment is expected to be completed during the fourth quarter of 2002.

Financing Activity

         CRLP funded a portion of its developments and expansions through the issuance of debt securities and preferred stock. In June 2001, the Company issued 2,000,000 preferred shares of beneficial interest (Series C Preferred Shares). The Series C Preferred Shares pay a quarterly dividend at 9.25% per annum and may be redeemed by the Company on or after June 19, 2006. The Series C Preferred Shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. The Series C Preferred Shares have a liquidation preference of $25.00 per share. The net proceeds of the offering were approximately $48.1 million and were used to repay outstanding balances under CRLP's unsecured line of credit. In December 2001, CRLP completed one unsecured medium-term debt offering of $10.0 million at 7.46% with a maturity of December 2006. Additionally, during 2001, CRLP received proceeds of $39.0 million related to the secured financing of two properties, which are collateralized by the properties.

         CRLP continued its asset recycling program, which allows CRLP to sell mature, slower growing assets and reinvest the proceeds into opportunities with more growth potential. During 2001, CRLP disposed of six multifamily properties representing 1,373 units, one office property representing 34,357 square feet, and two retail properties representing 304,168 square feet. The multifamily, office, and retail properties were sold for a total sales price of $83.5 million, of which $4.5 million was used to repay a secured loan, $11.6 million was issued as a note receivable, and the remaining proceeds were used to repay a portion of the borrowings under CRLP's unsecured line of credit and to support CRLP's future investment activities.

         As of December 31, 2001, CRLP has an unsecured bank line of credit providing for total borrowings of up to $300 million. This line of credit agreement bears interest at LIBOR plus 115 basis points, is renewable in March 2003, and provides for a two-year amortization in the case of non-renewal. The line of credit agreement includes a competitive bid feature that will allow CRLP to convert up to $150 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. At December 31, 2001, CRLP had $135.0 million outstanding under the competitive bid feature. The credit facility is primarily used by CRLP to finance property acquisitions and development and has an outstanding balance at December 31, 2001, of $261.4 million. The interest rate of this short-term borrowing facility, including the competitive bid balance, is 3.08% and 7.66% at December 31, 2001 and 2000, respectively.

Business Strategy

       Our business objective is to generate stable and increasing cash flow and portfolio value for our shareholders through a strategy of:

o        realizing growth in income from our existing portfolio of properties;

o developing, expanding, and selectively acquiring additional multifamily, office and retail properties in growth markets located in the Sunbelt region of the United States, where we have first-hand knowledge of growth patterns and local economic conditions and believe we have a competitive advantage due to our size and access to lower-cost capital;

o selectively acquiring portfolios of properties from established, high-quality regional developers in exchange for Operating Partnership units and then foster and harvest our ongoing relationship with the Operating Partnership unitholders as a resource for construction and development opportunities, as well as additional acquisitions;

o entering into joint ventures to generate increased returns by providing leasing, management and development services;

o recycling capital by selectively disposing of slower-growing assets and reinvesting the proceeds into opportunities with more growth potential;

o managing our own properties, which enables us to better control operating expenses and establish long-term relationships with our office and retail tenants;

o        maintaining  our  third-party  property  management   business,   which
         increases cash flow and establishes additional relationships with potential tenants; and

o employing a comprehensive capital maintenance program to maintain properties in first-class condition.

         CRLP's business strategy and the implementation of that strategy are determined by the Company's Board of Trustees and may be changed from time to time.

Financing Strategy

         Our strategy is to maintain coverage ratios in order to sustain our investment grade status. On December 31, 2001, our total market capitalization was $2.5 billion and our ratio of debt to total market capitalization was 48.3%. We calculate debt to total market capitalization as total debt as a percentage of total debt, including preferred shares and units, plus the market value of our outstanding common shares and the outstanding units of CRLP. At December 31, 2001, our total debt of approximately $1.2 billion, which excludes approximately $67.3 million that is attributable to us based on our unconsolidated interests in several joint ventures, included fixed-rate debt of approximately $926.4 million, or 77.8% of total debt, and floating-rate debt of approximately $264.1 million, or 22.2% of total debt. Certain loan agreements contain restrictive covenants, which among other things require maintenance of various financial ratios. At December 31, 2001, we were in compliance with these covenants.

         CRLP has entered into several different hedging transactions in an effort to manage exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of CRLP's derivative financial instruments at December 31, 2001. The notional value at December 31, 2001 provides an indication of the extent of CRLP's involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

                                                                          Interest                     Fair Value
                Product Type                       Notional Value           Rate        Maturity     (in thousands)
--------------------------------------------- -------------------------- ------------ ------------- ------------------
1) Interest Rate SWAP, Cash Flow                  $30.2 - $27.7 million       5.932%       1/01/06         $  (1,549)
2) Interest Rate SWAP, Cash Flow                          $75.0 million       2.130%      12/10/02                 32
3) Interest Rate SWAP, Cash Flow                          $50.0 million       2.319%       1/01/03               (39)
4) Interest Rate SWAP, Cash Flow                          $25.0 million       2.430%       1/01/03               (47)
5) Interest Rate SWAP, Fair Value                         $50.0 million       5.015%       7/26/04              1,293
6) Interest Rate CAP, Cash Flow                           $21.1 million       6.850%       6/29/04                 99
7) Interest Rate CAP, Cash Flow                           $17.9 million       6.850%       7/06/04                 85
8) Interest Rate CAP, Cash Flow                           $30.4 million      11.200%       6/30/03                  1

         Most of CRLP's hedges are designated as cash flow hedges. Cash flow hedges hedge the future cash flows of current or forecasted debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income (loss) or in earnings--depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in accumulated other comprehensive income (loss). If the hedging transaction is characterized as a fair value hedge, then the changes in fair value of the hedge and the hedged item are reflected in earnings. If the fair value hedging relationship is fully effective, there is no net effect reflected in income or accumulated other comprehensive income (loss), and any offsets to the hedging transaction is reflected in notes and mortgages payable. Over time, the unrealized gains and losses held in accumulated other comprehensive income
(loss) will be reclassified to earnings. This reclassification is consistent with when the hedged items are also recognized in earnings. Within the next twelve months, CRLP expects to reclassify to earnings approximately $0.4 million of the current balance held in accumulated other comprehensive income (loss).

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

         We may modify our borrowing policy and may increase or decrease our ratio of debt to total market capitalization. To the extent that our Board of Trustees determines to seek additional capital, we may raise such capital through additional equity offerings, debt financings, asset dispositions or retention of cash flow (subject to provisions in the Internal Revenue Code of 1986 requiring the distribution by a REIT of a certain percentage of taxable income and taking into account taxes that would be imposed on undistributed taxable income) or a combination of these methods.

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

Operational Structure

         We manage our business with three separate and distinct operating divisions: multifamily, office and retail. We have centralized functions that are common to each division, including accounting, information technology, due diligence and administrative services. Decisions regarding acquisitions and developments and dispositions are also centralized. Each division has an Executive Vice President that oversees growth and operations and has a separate management team that is responsible for acquiring, developing, and leasing properties within each division. This structure allows us to utilize specialized management personnel for each operating division. Although these divisions operate independently from one another, constant communication among the Executive Vice Presidents provides us with unique synergies allowing us to take advantage of a variety of investment opportunities. In addition, the third-party management, leasing and brokerage businesses have provided us both with a source of cash flow that is relatively stable and with the benefits of economies of scale in conjunction with the management and leasing of our own properties. These businesses also allow us to establish additional relations with tenants that may require additional retail or office space and to identify potential acquisitions. Additional information with respect to each of the operating divisions is set forth below:

       Multifamily Division. Our multifamily division is responsible for all aspects of multifamily operations, including day-to-day management and leasing of the 49 multifamily properties, as well as the provision of third-party management services for apartment communities in which we do not have an ownership interest or have a non-controlling ownership interest.

       Office Division. Our office division is responsible for all aspects of our commercial office operations, including the provision of management and leasing services for the 17 office properties, as well as the provision of third-party management services for office properties in which we do not have an ownership interest and for brokerage services in other office property transactions.

       Retail Division. Our retail division is responsible for all aspects of our retail operations, including the provision of management and leasing services for the 42 retail properties, as well as the provision of third-party management services for retail properties in which we do not have an ownership interest and for brokerage services in other retail property transactions.

Employees

         CRLP employs approximately 950 persons, including on-site property employees who provide services for the Properties that CRLP owns and/or manages.

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

         We depend on local economic conditions in our primary markets

     All of our properties are located in the Sunbelt region of the United States. In addition, 16.6% of our net operating income in 2001 derived from properties located in Birmingham, Alabama, 13.3% from properties located in Orlando, Florida, and 10.3% from properties located in Huntsville/Decatur, Alabama. Our performance and ability to pay our expenses, maintain our properties and service our debt could be adversely affected by economic conditions in the Sunbelt region and in Birmingham, Orlando and Huntsville/Decatur in particular.

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

         Our degree of leverage could limit our ability to obtain additional financing

         Our "debt to market capitalization" ratio, which we calculate as total debt as a percentage of total debt, including preferred shares and units, plus the market value of outstanding units, was approximately 48.3% as of December 31, 2001. Increases in our leverage could adversely affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, and may make us more vulnerable to a downturn in business or the economy generally.

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

         The Lowder family, and their affiliates, holds interests in companies that have performed construction, management, insurance brokerage and other services with respect to our properties. These companies may perform similar services for us in the future. As a result, the Lowder family may realize benefits from transactions between such companies and the Company that are not realized by other holders of interests in the Company. In addition, Thomas and James Lowder, as trustees of the Company, may be in a position to influence the Company to do business with companies in which the Lowder family has a financial interest. Our policies may not be successful in eliminating the influence of conflicts. Moreover, transactions with companies controlled by the Lowder family, if any, may not be on terms as favorable to us as we could obtain in an arms-length transaction with a third party.

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

Item 2.           Properties.

General

         As of December 31, 2001, CRLP's real estate portfolio consisted of 108 properties consisting of whole or partial ownership interests, located in nine states in the Sunbelt region of the United States. CRLP acquired 36 properties in connection with the Formation Transactions, and acquired or developed 96 properties since the Company's initial public offering ("IPO"). Since the Company's IPO, CRLP has developed 21 additional Multifamily Properties, five Office Properties, three Retail Properties, and has disposed of 24 properties, nine of which were sold during 2001. Additionally, CRLP maintains non-controlling partial interests of 15% to 50% in 14 operating properties. The 108 Properties owned by CRLP at December 31, 2001 consisted of 49 Multifamily Properties, 17 Office Properties, and 42 Retail Properties, as described in more detail below.


                              Summary of Properties

                              Total 2001 Percent of
                      Units/ Property Total 2001 Percentage

                         Number of        GLA/          Revenue (2)       Property       Occupancy at
 Type of Property        Properties     NRA (1)        (in thousands)    Revenue (2)    Dec. 31, 2001 (3)
----------------------  -----------   ------------    ---------------   -------------  -----------------

 Multifamily                    49         16,256  (4)     $ 119,309           36.8%        92.8%
 Office                         17      3,518,276  (5)        56,645           17.5%        92.1%
 Retail                         42     14,950,517  (6)       148,111           45.7%        89.6%
                        -----------                   ---------------   -------------
     Total                     108                         $ 324,065          100.0%
                        ===========                   ===============   =============

(1) Units (in this table only) refers to multifamily units, GLA refers to gross leasable area of retail space and NRA refers to net rentable area of office space. Information is presented as of December 31, 2001.

(2) Includes CRLP's proportionate share of revenue from those Multifamily, Office and Retail Properties accounted for under the equity method, and CRLP's share of the properties disposed of in 2001.

(3) Excludes the units/square feet of development or expansion phases of two Multifamily Properties, two Office Properties, and two Retail Properties that had not achieved stabilized occupancy as of December 31, 2001.

(4) Amount includes 2,833 units at 10 Multifamily Properties, in which CRLP maintains a 15.0% ownership interest.

(5) Amount includes 29,737 square feet at one Office Property, in which CRLP maintains a 33.33% ownership interest.

(6) Amount includes 1,468,360 square feet at three Retail Properties, in which CRLP maintains a 50.0% ownership interest.

Multifamily Properties

         The 49 Multifamily Properties owned by CRLP at December 31, 2001, contain a total of 16,256 garden-style apartments and range in size from 104 to 1,080 units. Fourteen of the Multifamily Properties were acquired by CRLP in connection with the Formation Transactions, and 29 Multifamily Properties have been acquired since the IPO. Also, since the IPO, CRLP has developed 21 additional Multifamily Properties and disposed of 15 Multifamily Properties.
Twenty-two Multifamily Properties (containing a total of 7,888 units) are located in Alabama, 16 Multifamily Properties (containing a total of 5,402 units) are located in Florida, six Multifamily Properties (containing a total of 1,382 units) are located in Georgia, two Multifamily Property (containing a total of 498 units) are located in Mississippi, two Multifamily Properties
(containing a total of 764 units) are located in South Carolina, and one Multifamily Property (containing 322 units) is located in Texas. Each of the Multifamily Properties is established in its local market and provides residents with numerous amenities, which may include a swimming pool, exercise room, jacuzzi, clubhouse, laundry room, tennis court(s), and/or a playground. All of the Multifamily Properties are managed by CRLP.

         The following table sets forth certain additional information relating to the Multifamily Properties as of and for the year ended December 31, 2001.



                                                            Multifamily Properties

                                                                                                   Average   Total        Percent of
                                                Year        Number       Approximate               Rental  Property      Total 2001
 Multifamily                                 Completed        of         Rentable Area  Percent     Rate  Revenue for     Property
 Property (1)                  Location         (2)        Units (3)     (Square Feet)  Occupied  Per Unit    2001        Revenue(4)
-------------------------   --------------   -----------  -----------   -------------  --------  --------- ----------    -----------
 Alabama:

 CG at Edgewater             Huntsville      1990                500         541,650     94.6%     $ 683  $ 4,154,193           1.3%
 CG at Galleria              Birmingham      1986/96           1,080       1,195,186     90.9%       651    7,912,731           2.4%
 CG at Galleria Woods        Birmingham      1994                244         260,720     96.3%       676    1,874,669           0.6%
 CG at Liberty Park          Birmingham      2000                300         338,684     93.7%       989    2,984,134           0.9%
 CG at Madison               Huntsville      2000                336         354,592     93.5%       744    3,098,792           1.0%
 CG at Mountain Brook (8)    Birmingham      1987/91             392         392,700     93.6%       699      432,805           0.1%
 CG at Promenade             Montgomery      2000                384         424,372     89.6%       790    3,264,191           1.0%
 CG at Riverchase            Birmingham      1984/91             468         745,840     94.9%       787    4,102,141           1.3%
 CG/CV at Inverness Lakes (8)Mobile          1983/96             498         506,386     86.5%       622      542,699           0.2%
 Colony Park (9)             Mobile          1975                                                             609,266           0.2%
 CV at Ashford Place         Mobile          1983                168         139,128     90.5%       532      982,922           0.3%
 CV at Cahaba Heights (8)    Birmingham      1992                125         131,230     96.8%       765      154,745           0.0%
 CV at Hillcrest             Mobile          1981                104         114,400     96.2%       624      785,311           0.2%
 CV at Hillwood (8)          Montgomery      1984                160         150,912     94.4%       578      147,990           0.0%
 CV at Huntleigh Woods       Mobile          1978                233         199,052     92.3%       470    1,247,376           0.4%
 CV at Inverness             Birmingham      1986/87/90          586         491,072     95.1%       602    3,806,935           1.2%
 CV at McGehee Place         Montgomery      1986/95             468         404,188     89.7%       583    2,695,648           0.8%
 CV at Monte D'Oro           Birmingham      1977                200         295,840     94.0%       710    1,666,473           0.5%
 CV at Research Park         Huntsville      1987/94             736         809,344     92.9%       596    5,159,295           1.6%
 CV at Rocky Ridge (8)       Birmingham      1984                226         258,900     96.5%       641      251,371           0.1%
 CV at Trussville            Birmingham      1996/97             376         410,340     94.4%       727    3,071,147           0.9%
 Patio (9)                   Auburn          1966/83/84                                                       755,302           0.2%
 Ski Lodge Tuscaloosa        Tuscaloosa      1976/92             304         273,056     97.7%       442    1,561,326           0.5%
                                                          -----------   -------------  --------  -------- -----------    -----------
      Subtotal - Alabama (22 Properties)                       7,888       8,437,592     93.1%       664   51,261,462          15.8%
                                                          -----------   -------------  --------  -------- -----------    -----------
 Florida:

 CG at Bayshore (9)          Bradenton       1997                                                           2,656,572           0.8%
 CG at Carrollwood           Tampa           1966                244         286,080     95.5%       865    2,445,426           0.8%
 CG at Citrus Park           Tampa           1999                176         200,288     96.0%       898    1,853,468           0.6%
 CG at Cypress Crossing      Orlando         1999                250         314,596     93.2%     1,005    2,863,622           0.9%
 CG at Gainesville           Gainesville     1989/93/94          560         488,624     93.4%       795    5,006,059           1.5%
 CG at Heather Glen          Orlando         2000                448         524,074     85.9%       896    4,186,297           1.3%
 CG at Heathrow              Orlando         1997                312         370,028     92.0%       896    3,215,961           1.0%
 CG at Hunter's Creek        Orlando         1997                496         624,464     91.5%       913    5,193,811           1.6%
 CG at Lakewood Ranch        Sarasota        1999                288         301,656     97.9%       909    3,348,424           1.0%
 CG at Palma Sola            Bradenton       1992                340         291,796     95.9%       717    3,076,768           0.9%
 CG at Ponte Vedra (8)       Jacksonville    1988                240         211,640     93.3%       745      309,773           0.1%
 CG at Riverhills (8)        Tampa           1991/97             776         690,312     91.1%       645      830,876           0.3%
 CG at Town Park             Orlando                             208         218,400        (7)      990      831,183 (6)       0.3%
 CG at Town Park             Sarasota                            232         243,600        (7)      997      760,540 (6)       0.2%
 CV at Cordova               Pensacola       1983                152         116,400     94.7%       524      941,313           0.3%
 CV at Lake Mary             Orlando         1991/95             504         431,396     96.0%       728    4,229,980           1.3%
 CV at Oakleigh              Pensacola       1997                176         185,680     96.6%       752    1,726,108           0.5%
                                                          -----------   -------------  --------  --------  ----------    -----------
      Subtotal - Florida (16 Properties)                       5,402       5,499,034     93.4%       798   43,476,181          13.4%
                                                          -----------   -------------  --------  --------  ----------    -----------
 Georgia:

 CG at Barrington Club (8)   Macon           1996                176         191,940     84.1%       718      217,241           0.1%
 CG at Spring Creek (9)      Macon           1992/94                                                        2,189,245           0.7%
 CG at Wesleyan              Macon           1997                328         382,946     95.1%       717    2,814,604           0.9%
 CV at North Ingle (9)       Macon           1983                                                             580,094           0.2%
 CV at Stockbridge (8)       Stockbridge     1993/94             240         253,200     80.4%       738      281,983           0.1%
 CV at Timothy Woods         Athens          1996                204         211,444     97.5%       782    1,742,553           0.5%
 CV at Vernon Marsh          Savannah        1986/87             178         151,226     95.5%       658    1,340,971           0.4%
 CV at Walton Way            Augusta         1984                256         254,264     83.2%       616    1,667,940           0.5%
 CV at White Bluff (9)       Savannah        1986                                                             674,015           0.2%
                                                          -----------   -------------  --------  --------  ----------    -----------
      Subtotal - Georgia (6 Properties)                        1,382       1,445,020     91.9%       705   11,508,646           3.6%
                                                          -----------   -------------  --------  --------  ----------    -----------
 Mississippi:

 CG at The Reservoir         Jackson         2000                170         195,604     98.8%       819    1,649,149           0.5%
 CV at Natchez Trace         Jackson         1995/97             328         342,800     97.6%       668    2,469,037           0.8%
                                                          -----------   -------------  --------  --------  ----------    -----------
      Subtotal - Mississippi (2 Property)                        498         538,404     98.0%       720    4,118,186           1.3%
                                                          -----------   -------------  --------  --------  ----------    -----------
 South Carolina:

 CV at Ashley Plantation     Bluffton        1998/2000           414         425,095     80.9%       754    3,274,895           1.0%
 CV at Caledon Wood          Greenville      1995/96             350         348,305     93.4%       697    2,677,286           0.8%

                                                          -----------   -------------  --------  --------   ---------    -----------
      Subtotal - South Carolina (2 Properties)                   764         773,400     86.6%       726    5,952,181           1.8%
                                                          -----------   -------------  --------  --------   ---------    -----------
 Texas:

 CV at Haverhill             San Antonio     1997                322         326,914     88.5%       899    2,992,233           0.9%
                                                          -----------   -------------  --------  --------   ---------    -----------
      Subtotal - Texas (1 Property)                              322         326,914     88.5%       899    2,992,233           0.9%
                                                          -----------   -------------  --------  --------   ---------    -----------
      TOTAL (49 Properties)                                   16,256      17,020,364     92.8%     752(5)$119,308,889          36.8%
                                                          ===========   =============  ========  ======== ===========    ===========

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

(3) Units (in this table only) refers to multifamily apartment units. Number of Units includes all apartment units occupied or available for occupancy at December 31, 2001.

(4)      Percent of Total  2001  Property  Revenue  represents  the  Multifamily
         Property's   proportionate   share  of  all  revenue  from  CRLP's  108
         Properties, including the partially owned properties.

(5) Represents weighted average rental rate per unit of the 49 Multifamily Properties at December 31, 2001.

(6) Represents revenues from the date of CRLP's development/expansion of this Property in 2001 through December 31, 2001.

(7)      Expanded or newly developed property currently undergoing lease-up.

(8) These properties were sold by CRLP during 1999 or 2000 to a joint venture formed by CRLP and an unrelated party. CRLP holds a 15% non-controlling interest in these joint ventures.

(9)       This property was sold during 2001.

         The following table sets forth the total number of units, percent leased and average base rental rate per unit as of the end of each of the last five years for the Multifamily Properties:

                                                                    Average Base
                           Number             Percent                Rental Rate
   Year-End             of Units (1)         Leased (2)               Per Unit
   --------             ------------         -----------              --------
December 31, 2001          16,256                92.8%                    $752
December 31, 2000          17,189                94.0%                    $707
December 31, 1999          16,415                93.9%                    $688
December 31, 1998          15,381                93.5%                    $642
December 31, 1997          13,759                93.8%                    $631


(1) Units (in this table only) refers to multifamily units owned at year end, which includes 2,833 units partially owned by CRLP at December 31, 2001.

(2) Represents weighted average occupancy of the Multifamily Properties that had achieved stabilized occupancy at the end of the respective period.

Office Properties

         The 17 Office Properties owned by CRLP at December 31, 2001, contain a total of approximately 3.5 million rentable square feet. Thirteen of the Office Properties are located in Alabama (representing 61% of the office portfolio's net rentable square feet) , one is located in Atlanta, Georgia and three are located in Florida. The Office Properties range in size from approximately 30,000 square feet to 698,000 square feet. Six of the Office Properties were developed by Colonial, three of the Properties were acquired at various since the IPO, seven of the Properties were acquired in 1997 and 1998, and one of the Properties was acquired in 1999. All of the Office Properties are managed by CRLP.

         The following table sets forth certain additional information relating to the Office Properties as of and for the year ended December 31, 2001.


                                Office Properties
                                                                                                     Average
                                                                                                      Base
                                                                   Net                                Rent
                                                                 Rentable                             Per       Total     Percent of
                                                     Year          Area                Total         Leased   Property    Total 2001
 Office                                           Completed       Square    Percent  Annualized      Square  Revenue for   Property
 Property (1)                          Location      (2)           Feet     Leased   Base Rent(2)     Foot     2001 (3)   Revenue(4)
------------------------------       -----------  ---------      -------    ------  --------------  -------  ------------- ---------
 Alabama:

250 Commerce St                       Montgomery   1904/81        37,303    100.0% $   434,223    $  12.10  $    443,108        0.1%
AmSouth Center                        Huntsville      1990       154,421     97.4%   2,907,949 #     21.07     3,346,907        1.0%
Colonial Center Research Park         Huntsville      1999       133,482    100.0%   2,122,305       16.16     2,226,265        0.7%
Colonial Plaza                        Birmingham      1982       170,870     99.2%   3,082,565       20.45     3,387,049        1.0%
Emmett R. Johnson Building            Birmingham   1982/95       164,291     90.4%   2,178,543       20.16     2,914,742        0.9%
Independence Plaza                    Birmingham      1979       105,712     90.7%   1,830,964       16.32     1,561,585        0.5%
International Park                    Birmingham   1987/89       238,881     94.8%   4,329,595       17.97     4,274,720        1.4%
Interstate Park                       Montgomery   1982-85/89    225,050     94.4%   3,236,603       15.34     3,221,225        1.0%
Lakeside Office Park                  Huntsville   1989/90       121,413    100.0%   1,828,651       17.07     1,767,433        0.5%
Land Title Building                   Birmingham      1975        29,737    100.0%     399,757       15.23       162,153        0.1%
Perimeter Corporate Park              Huntsville   1986/89       234,467     97.3%   3,818,773       16.95     3,651,659        1.1%
Progress Center                       Huntsville   1983-91       224,329     87.4%   2,205,588       11.21     2,508,493        0.8%
Riverchase Center                     Birmingham   1984-88       301,177     86.2%   3,116,279       14.24     3,611,874        1.1%
Shades Brook Building (5)             Birmingham      1979       523,563                                                        0.2%
                                                              ----------    ------ -----------     -------    ----------       ----
    Subtotal-Alabama (13 Properties)                           2,141,133     93.8%  31,491,795       16.65    33,600,776       10.4%
                                                              ----------    ------ -----------     -------    ----------       ----
Florida:

Colonial Center TownPark 100          Orlando         2001      153,569        (8)   2,112,240         (8)       665,074(6)     0.2%
Concourse Center                      Tampa        1981/85      291,695      94.8%   3,910,572       17.20     5,067,744        1.6%
University Park Plaza                 Orlando         1985       72,496      73.5%     770,601       15.53       728,172        0.2%
                                                              ---------     ------ -----------     -------     ---------       ----
    Subtotal-Florida (3 Properties)                             517,760      90.6%   6,793,413       16.92     6,460,990        2.0%
                                                              ---------     ------ -----------     -------     ---------       ----
Georgia:

Colonial Center at Mansell Overlook   Atlanta      1987/96/97   698,394      87.9%  16,280,920       23.29    16,475,784        5.1%
Colonial Center at Mansell
      Overlook 500 (7)                Atlanta        2001       160,989        (8)   2,302,200          (8)      107,842(6)     0.0%
                                                              ---------     ------ -----------     --------    ---------       ----
    Subtotal-Georgia (1 Property)                               859,383      88.7%  18,583,120       23.29    16,583,626        5.1%
                                                              ---------     ------ -----------     --------   ----------       ----
    TOTAL (17 Properties)                                     3,518,276      92.1%$ 56,868,328     $ 18.02  $ 56,645,392       17.5%
                                                              =========     ====== ===========     ========   ==========       ====



(1) All Office Properties are 100% owned by CRLP with the exception of Land Title Building, which is 33.33% owned by CRLP.

(2)      Year initially  completed and,  where  applicable,  most recent year in
         which  the  Property  was  substantially   renovated  or  in  which  an
         additional phase of the Property was completed.

(3) Total 2001 Office Property revenue is CRLP's share (based on its percentage ownership of the property) of total Office Property revenue, unless otherwise noted. However, amounts exclude $486,378 of straight-line rents reflected in CRLP's Consolidated Financial Statements for the period ended December 31, 2001.

(4) Percent of Total 2001 Property Revenue represents the Office Property's proportionate share of all revenue from CRLP's 108 Properties.

(5)      This property was sold during 2001.

(6) Represents revenues from the date of CRLP's completion of development of this Property in 2001 through December 31, 2001.

(7) This property is located within an office complex and is included in the total as one office property.

(8) This property is currently in lease-up and is not included in the property totals.

         The following table sets out a schedule of the lease expirations for leases in place as of December 31, 2001, for the Office Properties (including all lease expirations for partially-owned Properties).


                                            Net Rentable        Annualized       Percent of Total
        Year of          Number of            Area Of          Base Rent of      Annual Base Rent
         Lease         Tenants with        Expiring Leases       Expiring         Represented by
       Expiration      Expiring Leases     (Square Feet) (1)   Leases (1)(2)     Expiring Leases (1)
---------------------------------------------------------------------------------------------------

      2002                       106              428,963       $ 6,536,131                  11.5%
      2003                       106              453,224         7,015,903                  12.3%
      2004                       102              492,033         7,811,026                  13.7%
      2005                       128              629,370         9,765,540                  17.2%
      2006                        82              451,983         7,061,432                  12.4%
      2007                        36              264,531         4,355,522                   7.7%
      2008                        16              211,380         8,532,237                  15.0%
      2009                         7               76,915         1,062,121                   1.9%
      2010                         9               87,448         1,652,286                   2.9%
      2011                         7               60,174           778,021                   1.4%
      Thereafter                  14              109,629         2,298,109                   4.0%
                      ---------------     ----------------    --------------    -------------------
                                 613            3,265,650      $ 56,868,328                 100.0%
                      ===============     ================    ==============    ===================


(1) Excludes approximately 253,000 square feet of space not leased as of December 31, 2001.
(2) Annualized base rent is calculated using base rents as of December 31, 2001.

         The following sets forth the net rentable area, total percent leased and average base rent per leased square foot for each of the last five years for the Office Properties:

                                                                                               Average Base
                                      Rentable Area                      Total                Rent Per Leased
       Year-end                     (Square Feet) (2)               Percent Leased            Square Foot (1)
       --------                     -----------------               --------------            ---------------
December 31, 2001                         3,518,000                      92.1%                       $18.02
December 31, 2000                         3,244,000                      94.6%                       $16.43
December 31, 1999                         3,138,000                      93.3%                       $15.29
December 31, 1998                         2,707,000                      92.2%                       $14.58
December 31, 1997                         1,859,000                      95.5%                       $12.18
-----------------

(1) Average base rent per leased square foot is calculated using base rents as of December 31 for each respective year.
(2) Rentable square feet includes 29,737 square feet that is partially owned by the Company at December 31, 2001.

Retail Properties

         The 42 Retail Properties owned by CRLP at December 31, 2001, contain a total of approximately 14.9 million square feet (including space owned by anchor tenants). Fifteen of the Retail Properties are located in Alabama, ten are located in Florida, seven are located in Georgia, six are located in North Carolina, one is located in South Carolina, one is located in Tennessee, one is located in Texas, and one is located in Virginia. The Retail Properties consist of 17 enclosed regional malls, two power centers, and 23 neighborhood shopping centers. Twelve of the 42 Retail Properties were originally developed by CRLP, and 30 were acquired between 1994 and 2000. All of the Retail Properties are managed by CRLP.

         The following table sets forth certain information relating to the Retail Properties as of and for the year ended December 31, 2001.




                                                              Retail Properties

                                                                                                         Average
                                                                                                          Base
                                                                      Gross                               Rent
                                                                    Leasable                              Per       Total Percent of
                                                         Year          Area    Number           Total    Leased   PropertyTotal 2001
 Retail                                               Completed      (Square     Of   Percent Annualized Square  Revenue forProperty
 Property (1)                              Location       (2)        Feet) (3) Stores Leased(3)Base Rent  Foot(4)  2001(9)Revenue(5)
----------------------------------------------------------------------------------------------------------------------------------

 Alabama:

Colonial Mall Auburn/Opelika               Auburn       1973/84/89     399,713    61   90.1% $2,845,813  $18.43 $ 4,749,010    1.5%
Colonial Mall Bel Air                      Mobile       1966/90/97   1,071,450   122   90.8%  9,487,190   17.58  13,677,207    4.2%
                                                                       357,538
Colonial Mall Decatur                      Decatur      1979/89        494,967    57   86.1%  3,505,701   18.00   5,615,512    1.7%
                                                                        80,866
Colonial Mall Gadsden                      Gadsden      1974/91        532,387    69   99.2%  3,542,448   18.26   5,830,518    1.8%
Colonial Promenade Madison                 Madison         2000        110,712    13   91.9%  1,088,549   13.18     631,389    0.2%
Colonial Promenade Montgomery              Montgomery   1990/97        273,196    38   96.3%  2,778,183   14.27   3,094,802    1.0%
                                                                       145,830
Colonial Promenade Trussvile               Birmingham      2000        388,302    25  100.0%  3,466,126   14.85   4,234,496    1.3%
Colonial Promenade Tutwiler Farm           Birmingham      2000        516,977    22  100.0%  3,116,307   15.05   3,631,217    1.1%
Colonial Shoppes Bellwood                  Montgomery      1988         88,482    22   98.4%    793,251   12.61     936,457    0.3%
Colonial Shoppes Inverness                 Birmingham      1984         28,243     4   91.5%    407,023   13.80     532,853    0.2%
Colonial Shoppes McGehee                   Montgomery      1986         98,354    15   82.9%    699,599   12.39     862,893    0.3%
Old Springville Shopping Center            Birmingham      1982         63,702    13   44.8%    221,257    7.75     401,064    0.1%
Olde Town Shopping Center                  Montgomery   1978/90         38,814    15   81.2%    290,603    8.92     363,348    0.1%
P&S Building (11)                          Gadsden      1946/76/91      39,560     1  100.0%    182,874    4.50     178,020    0.1%
Colonial Brookwood Village                 Birmingham   1973/91/01     455,125    66     (8)  4,323,439     (8)   3,144,688    1.0%
                                                                       231,953
Parkway City Mall                          Huntsville      1975        285,545     2     (8)        --      (8)     305,521    0.1%
                                                                    ----------  ----  ------ ----------   -----  ----------   -----
    Subtotal-Alabama (15 Properties)                                 5,701,716   545   92.9% 36,931,237   16.01  48,188,995   14.9%
                                                                    ----------  ----  ------ ----------   -----  ----------   -----
Florida:

Colonial Promenade Bardmoor Village        St. Petersburg  1981        152,667    31   86.9%  1,297,585   15.70   1,687,140    0.5%
Colonial Promenade Bear Lake               Orlando         1990        131,552    23   79.0%    989,265   13.69   1,454,891    0.4%
Colonial Promenade Burnt Store             Punta Gorda     1990        198,802    22   91.9%  1,243,854   10.02   1,634,092    0.5%
Colonial Promenade Hunter's Creek          Orlando      1993/95        222,136    27   98.6%  2,044,810   16.59   2,579,356    0.8%
Colonial Promenade Lakewood                Jacksonville    1995        195,884    54   93.4%  1,954,132   12.59   2,352,746    0.7%
Colonial Promenade Northdale               Tampa           1988        175,917    26   98.6%  1,649,052   16.94   1,996,413    0.6%
                                                                        55,000
Colonial Promenade Tuskawilla  (10)        Orlando         1990                                                   1,229,781    0.4%
Colonial Promenade University Park         Orlando      1986/89        399,128    42   65.4%  2,702,991   13.66   2,847,431    0.9%
Colonial Promenade Wekiva                  Orlando         1990        208,568    33   96.9%  2,116,647   14.46   2,589,892    0.8%
Colonial Promenade Winter Haven            Orlando         1986        197,472    23   91.1%  1,284,255   10.51   1,701,339    0.5%
Colonial Shoppes Paddock Park (10)         Ocala           1988                                                     622,807    0.2%
Orlando Fashion Square                     Orlando   1973/89/93        710,671   122   83.4%  9,501,082   28.06   8,657,648    2.7%
                                                                       361,432
                                                                    ----------  ----  ------ ----------   -----  ----------   -----
    Subtotal-Florida (10 Properties)                                 3,009,229   403   86.4% 24,783,673   19.43  29,353,536    9.1%
                                                                    ----------  ----  ------ ----------   -----  ----------   -----

Georgia:

Britt David                                Columbus        1990        109,630    10   71.7%    589,228   13.48     548,903    0.2%
Colonial Mall Glynn Place                  Brunswick       1986        281,989    62   89.0%  2,841,622   18.53   4,558,681    1.4%
                                                                       225,558
Colonial Mall Lakeshore                    Gainesville  1984-97        518,290    61   91.7%  3,408,475   18.39   5,590,200    1.7%
Colonial Mall Macon                        Macon     1975/88/97        759,500   154   85.1% 10,736,016   25.51  17,707,010    5.5%
                                                                       682,160
Colonial Mall Valdosta                     Valdosta     1982-85        326,431    59   94.0%  3,359,807   17.72   6,026,813    1.9%
                                                                        73,723
Colonial Promenade Beechwood               Athens       1963/92        343,569    44   89.6%  2,649,233   10.82   2,956,913    0.9%
Village at Roswell Summit                  Atlanta         1988         25,510     8   95.1%    378,380   15.42     479,221    0.1%

                                                                    ----------  ----  ------ ----------   -----  ----------   -----
    Subtotal-Georgia (7 Properties)                                  3,346,360   398   88.4% 23,962,761   19.35  37,867,741   11.7%
                                                                    ----------  ----  ------ ----------   -----  ----------   -----
North Carolina:

Colonial Mall Burlington                   Burlington   1969/86/94     415,983    49   91.9%  2,741,050   20.80   5,027,372    1.6%
Colonial Mall Greenville                   Greenville   1965/89/99     417,500    61   91.9%  3,578,067   18.79   5,748,000    1.8%
                                                                        46,051
Colonial Mayberry Mall                     Mount Airy   1968/86        149,590    23   96.4%    819,468   12.57   1,296,853    0.4%
                                                                        57,843
Colonial Shoppes Quaker                    Greensboro   1968/88/97     102,426    29   93.6%  1,059,621   14.83   1,356,269    0.4%
Colonial Shoppes Stanly                    Locust       1987/96         47,070     7  100.0%    273,137    9.40     339,822    0.1%
Colonial Shoppes Yadkinville               Yadkinville  1971/97         90,917    15  100.0%    691,093    7.39     812,611    0.3%

                                                                    ----------  ----  ------ ----------   -----  ----------   -----
    Subtotal-North Carolina (6 Properties)                           1,327,380   184   93.5%  9,162,436   16.77  14,580,927    4.5%
                                                                    ----------  ----  ------ ----------   -----  ----------   -----
South Carolina:

Colonial Mall Myrtle Beach                 Myrtle Beach       1986     494,128    70   92.2%  4,341,845   21.06   8,465,869    2.6%
                                                                    ----------  ----  ------ ----------   -----  ----------   -----
    Subtotal-South Carolina (1 Property)                               494,128    70   92.2%  4,341,845   21.06   8,465,869    2.6%
                                                                    ----------  ----  ------ ----------   -----  ----------   -----
Tennessee:

Rivermont Shopping Center                  Chattanooga  1986/97         73,539     9   93.9%    351,903    7.66     472,258    0.1%
                                                                    ----------  ----  ------ ----------   -----  ----------   -----
    Subtotal-Tennessee (1 Property)                                     73,539     9   93.9%    351,903    7.66     472,258    0.1%
                                                                    ----------  ----  ------ ----------   -----  ----------   -----
Texas

Temple Mall                                Temple       1981/96        466,150    55   81.6%  3,244,310   20.70   5,948,458    1.8%
                                                                    ----------  ----  ------ ----------   -----  ----------   -----
    Subtotal-Texas (1 Property)                                        575,127    55   81.6%  3,244,310   20.70   5,948,458    1.8%
                                                                    ----------  ----  ------ ----------   -----  ----------   -----

Virginia:

Colonial Mall Staunton                     Staunton     1969/86/97     423,038    44   75.2%  1,807,198   11.65   3,233,286    1.0%
                                                                    ----------  ----  ------ ----------   -----  ----------   -----
    Subtotal-Virginia (1 Property)                                     423,038    44   75.2%  1,807,198   11.65   3,233,286    1.0%
                                                                    ----------  ----  ------ ----------   -----  ----------   -----
   Total (42 Properties)                                           14,950,517  1,708  89.6%$104,585,363  $18.03$148,111,070   45.7%
                                                                    ----------  ----  ------ ----------   -----  ----------   -----


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

(5) Percent of Total 2001 Property Revenue represents the Retail Property's proportionate share of all revenue from the 108 Properties.

(6)      Represents space owned by anchor tenants.

(7) Represents revenues from the date of CRLP's acquisition or completion of development of the Property in 2001 through December 31, 2001.

(8) This property is currently under redevelopment or lease-up and is not included in the property total.

(9) Amounts exclude $965,475 of straight-line rents reflected in CRLP's consolidated financial statements for the year ended December 31, 2001.

(10)     This property was sold during 2001.

(11) This property is located adjacent to CM Gadsden and is included in the total as one retail property.


         The following table sets forth the total gross leasable area, percent leased and average base rent per leased square foot as of the end of each of the last five years for the Retail Properties:


                                 Gross                            Average
                             Leasable Area       Percent       Base Rent Per
   Year-End                (Square Feet) (1)      Leased   Leased Square Foot(2)
   --------                -----------------      ------  ----------------------
December 31, 2001             14,951,000           89.6%          $18.03
December 31, 2000             15,184,000           90.2%          $17.38
December 31, 1999             13,947,000           89.9%          $16.66
December 31, 1998             11,105,000           91.9%          $14.48
December 31, 1997              8,880,000           93.3%          $14.38

(1) Includes 1,106,928 square feet partially owned by CRLP at December 31, 2001.

(2) Average base rent per leased square foot is calculated using specialty store year-end base rent figures.

         The following table sets out a schedule of the lease expirations for leases in place as of December 31, 2001, for the Retail Properties:


                                       Net Rentable        Annualized        Percent of Total
       Year of        Number of           Area Of         Base Rent of       Annual Base Rent
        Lease        Tenants with      Expiring Leases      Expiring          Represented by
       Expiration    Expiring Leases   (Square Feet) (1)  Leases (1)(2)      Expiring Leases (1)
-----------------------------------------------------------------------------------------------

      2002                    329          1,037,034      $ 12,256,316                   11.7%
      2003                    214            979,860         8,792,112                    8.4%
      2004                    226          1,318,175        10,322,617                    9.9%
      2005                    213            823,278        10,502,914                   10.0%
      2006                    185          1,616,058        12,615,076                   12.1%
      2007                    124          1,210,775         8,491,921                    8.1%
      2008                     66            480,569         4,577,328                    4.4%
      2009                     68            578,766         5,418,719                    5.2%
      2010                     91            940,740         8,198,707                    7.8%
      2011                    101            802,500         9,533,540                    9.1%
      Thereafter               91          3,496,116        13,876,113                   13.3%
                    --------------    ---------------    --------------     -------------------
                            1,708         13,283,871     $ 104,585,363                  100.0%
                    ==============    ===============    ==============     ===================


(1) Excludes 1,667,000 square feet of space not leased as of December 31, 2001.
(2) Annualized base rent is calculated using base rents as of December 31, 2001.

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

Property Markets

         The table below sets forth certain information with respect to the geographic concentration of the Properties as of December 31, 2001.

                     Geographic Concentration of Properties

                     Geographic Concentration of Properties

                                                                                   Percent

                     Units                                        Total           Of Total
                    (Multifamily)   NRA            GLA         2001 Property    2001 Property
     State            (1)        (Office)(3)    (Retail) (2)     Revenue           Revenue
----------------   ----------   ------------   ------------   --------------   ---------------

 Alabama               7,888      2,141,133      5,701,716    $ 133,051,233             41.1%
 Florida               5,402        517,760      3,009,229       79,290,707             24.5%
 Georgia               1,382        859,383      3,346,360       65,960,013             20.4%
 Mississippi             498            -0-            -0-        4,118,186              1.3%
 North Carolina          -0-            -0-      1,327,380       14,580,927              4.5%
 South Carolina          764            -0-        494,128       14,418,050              4.4%
 Tennessee               -0-            -0-         73,539          472,258              0.1%
 Texas                   322            -0-        575,127        8,940,691              2.7%
 Virginia                -0-            -0-        423,038        3,233,286              1.0%
                   ----------   ------------   ------------   --------------   ---------------
     Total            16,256      3,518,276     14,950,517    $ 324,065,351            100.0%
                   ==========   ============   ============   ==============   ===============


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

Mortgage Financing

         Certain of the Properties are subject to mortgage indebtedness. The Properties whose financial results are consolidated in the financial statements of CRLP are subject to existing mortgage indebtedness and other notes payable in an aggregate amount as of December 31, 2001, of approximately $1.19 billion carrying a weighted average interest rate of 5.93% and a weighted average maturity of 5.2 years. The mortgage indebtedness on the Properties as of December 31, 2001, is set forth in the table below:


                         Mortgage Debt and Notes Payable

                                                                     Anticipated
                                                                     Annual Debt
                                                      Principal        Service                      Estimated
                                        Interest    Balance (as of     (1/1/02-      Maturity      Balance Due
 Property (1)                            Rate         12/31/01)       12/31/02)        Date        on Maturity
-------------------------------------   -------    ---------------  --------------  -----------   -------------
 Multifamily Properties:

     CG at Carrollwood                  7.490%         10,200,000       $ 763,980     08/27/09    $ 10,200,000
     CG at Natchez Trace                7.950%          6,730,915         609,195     09/01/35          47,813
     CG at Natchez Trace                8.000%          4,013,960         371,388     02/01/37          29,071
     CV at Ashley Plantation            7.980%         15,090,000       1,204,182     07/01/10      15,090,000
     CV at Ashley Plantation            6.590%          9,557,948         753,727     07/01/10 (5)   8,537,948
     CG at Edgewater                    6.810%         21,788,244       1,722,844     12/01/10      22,000,000
     CG at Madison                      2.983%         17,756,649         846,764     07/01/11 (2)   9,350,307
     CG at Promenade                    6.810%         22,729,100       1,797,239     12/01/10      22,950,000
     CG at Galleria Woods               6.910%          9,493,437         771,346     07/01/09       8,459,760
     CV at Inverness                    2.160%          9,900,000         278,439     07/01/26 (2)   9,900,000
     CG at Hunters Creek                7.980%         18,999,000       1,516,120     07/01/10      18,999,000
     CG at Hunters Creek                6.590%         11,417,491         895,013     07/01/10 (5)  10,307,491
     CG at Galleria                     2.160%         22,400,000         630,000     06/15/26 (2)  22,400,000
     CG at Research Park                2.160%         12,775,000         359,298     06/15/26 (2)  12,775,000
     CG at Riverchase                   2.983%         20,921,042       1,000,008     06/29/10 (2)  11,038,141
     CV at Vernon Marsh                 2.160%          3,400,000         112,537     07/01/26 (2)   3,400,000
     CV at Lake Mary                    7.980%         14,151,173       1,129,264     07/01/10       4,500,000
     CV at Lake Mary                    6.590%          8,786,494         694,832     07/01/10 (5)   7,826,494

 Office Properties:

     Interstate Park                    8.500%          3,235,361         643,440     08/01/03       2,648,144
     Colonial Center at Mansell Overlook8.250%         16,882,114       1,595,700     01/10/08      13,692,324
     Perimeter Corporate Park           8.680%          4,991,218         596,130     12/01/03       4,858,772

 Retail Properties:

     Colonial Promenade Montgomery      7.490%         12,250,000         917,520     08/27/09      12,250,000
     Rivermont Shopping Center          10.125%         1,341,578         272,670     09/01/08          52,091
     Colonial Promenade Unversity Park  7.490%         21,500,000       1,610,352     08/27/09      21,500,000
     Village at Roswell Summit          8.930%          1,544,012         170,219     09/01/05       1,401,860

 Other debt:

     Land Loan                          8.000%            543,232          43,459     09/30/02         512,385
     Line of Credit                     3.080% (3)    261,365,000       9,152,171     04/14/03 (4) 261,365,000
     Unsecured Senior Notes             8.050%         65,000,000       5,201,865     07/15/06      65,000,000
     Unsecured Senior Notes             7.000%        175,000,000      12,136,926     07/15/07     175,000,000
     Medium Term Notes                  7.050%         50,000,000       3,525,000     12/15/03      50,000,000
     Medium Term Notes                  7.160%         50,000,000       3,580,000     01/17/03      50,000,000
     Medium Term Notes                  3.817%         75,000,000       2,862,750     07/26/04 (6)  75,000,000
     Medium Term Notes                  6.960%         25,000,000       1,740,000     08/01/05      25,000,000
     Medium Term Notes                  6.980%         25,000,000       1,745,000     09/26/05      25,000,000
     Medium Term Notes                  8.190%         25,000,000       2,047,500     08/01/04      25,000,000
     Medium Term Notes                  7.930%         57,500,000       4,559,750     08/01/02      57,500,000
     Medium Term Notes                  8.820%         25,000,000       2,205,000     02/01/05      25,000,000
     Medium Term Notes                  8.800%         20,000,000       1,760,000     02/01/10      20,000,000
     Medium Term Notes                  8.800%          5,000,000         440,000     03/01/10       5,000,000
     Medium Term Notes                  8.050%         10,000,000         805,000     12/01/10      10,000,000
     Medium Term Notes                  8.080%         10,000,000         808,000     12/01/10      10,000,000
     Medium Term Notes                  7.460%         10,000,000         746,000     12/01/06      10,000,000
     Fair value derivative instrument                   1,292,678                                    1,292,678
     Unamortized Discount on Senior Notes                (765,125)                                    (765,125)
                                                   ---------------  --------------                -------------
 TOTAL                                             $ 1,191,790,520   $ 74,620,627                 $ 1,144,119,154
                                                   ===============  ==============                =============

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

(3) This line of credit facility bears interest at a variable rate, based on LIBOR plus a spread of 115 basis points. The facility also includes a competitive bid feature that allows CRLP to convert up to $150 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. At December 31, 2001, CRLP had $135.0 million outstanding under the competitive bid feature.

(4) This credit facility has a term of three years beginning in March 2000 and provides for a two-year amortization in the event of non-renewal. Effective December 2001, CRLP entered interest rate swap agreements of $150.0 million on its line of credit, which fixes the rate on the floating line for one year at a blended rate of 2.24% plus a spread of 115 basis points.

(5) Represents floating rate debt that has been swapped to a fixed rate of 6.59%.

(6) $50.0 million of this medium term fixed rate debt has been swapped to a floating index rate of 3-mo LIBOR.

         In addition to the foregoing mortgage debt, the ten Multifamily Properties, one Office Property and three Retail Properties in which CRLP owns partial interests (and which therefore are not consolidated in the financial statements of CRLP) also are subject to existing mortgage indebtedness. CRLP's pro-rata share of such indebtedness as of December 31, 2001, was $67,347,553, which carried a weighted average interest rate of 6.29%. The maturity dates of these loans range from January 15, 2006 and February 1, 2015, and as of December 31, 2001, the loans had a weighted average maturity of 4.4 years. In November 2000, CRLP engaged in an interest rate swap agreement on $5.0 million of the variable rate debt, and fixed the rate on the debt to 7.99% for a term of 15 months.

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

         No matters were submitted to CRLP's unitholders during the fourth quarter of 2001.

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Shareholder
                  Matters.

         There is no established public trading market for the Units. As of March 11, 2002, there were 110 holders of record of Units.

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

         The following table sets forth the distributions per Unit paid by CRLP during the periods noted:

                  Calendar Period                       Distribution

         2001:

            First Quarter............................   $     .63
            Second Quarter...........................   $     .63
            Third Quarter............................   $     .63
            Fourth Quarter...........................   $     .63
         2000:

            First Quarter............................   $     .60
            Second Quarter...........................   $     .60
            Third Quarter............................   $     .60
            Fourth Quarter...........................   $     .60

Item 6.           Selected Financial Data.

         The following table sets forth selected financial and operating information on a historical basis for CRLP for each of the five years ended December 31, 2001.

Dollar amounts in thousands, except unit data                 2001          2000          1999         1998         1997
-------------------------------------------------------------------------------------------------------------------------
OPERATING DATA

Total revenue                                             $316,325      $302,310      $282,248    $ 257,216    $ 184,126
Expenses:
    Depreciation and amortization                           72,357        63,884        55,185       48,647       23,533
    Other operating expenses                               103,326        96,893        94,038       87,821       46,819
Income from operations                                     140,642       141,533       133,025      120,748       87,267
Interest expense                                            71,397        71,855        57,211       52,063       40,496
Other income (expense), net                                 17,154         9,865         9,489         (62)        3,069
Income before extraordinary items                           86,399        79,543        85,303       68,623       49,840
Distibutions to preferred unitholders                       22,280        19,813        18,531       10,938        1,671
Net income available to common unitholders                  64,119        59,312        66,144       57,284       44,519
Per unit - basic and diluted:
    Net income                                                2.00          1.82          1.88         1.64         1.58
    Distributions                                             2.52          2.40          2.32         2.20         2.00
-------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA

Land, buildings, and equipment, net                    $ 1,756,255   $ 1,769,500   $ 1,586,332  $ 1,566,840  $ 1,268,430
Total assets                                             2,014,383     1,943,547     1,864,146    1,756,548    1,396,660
Total debt                                               1,191,791     1,179,095     1,039,863      909,322      702,044
-------------------------------------------------------------------------------------------------------------------------
OTHER DATA

Total properties (at end of period)                            108           115           111          106           93


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

CRLP is the operating partnership the Company, whose shares are listed on the New York Stock Exchange. The Company is engaged in the ownership, development, management, and leasing of multifamily communities, office buildings, retail malls and shopping centers. The Company owns and operates properties in nine states in the Sunbelt region of the United States. As of December 31, 2001, CRLP's real estate portfolio consisted of 49 multifamily communities, 17 office properties, and 42 retail properties.

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

Results of Operations--2001 vs. 2000

In 2001, CRLP experienced growth in revenues and operating expenses, which is primarily the result of the acquisition and development of 14 properties and the expansion of one property during 2001 and 2000, net of the disposition of 15 properties during 2001 and 2000. As a result of the acquisitions, developments, expansions, and dispositions, CRLP's income from operations decreased by $0.9 million, or 0.6%, for 2001 when compared to 2000. On a per unit basis, basic net income is $2.00 for 2001, a 9.9% increase, compared to $1.82 for 2000. The increase in net income available to common unitholders, on a per unit basis, is primarily the result of the gain recognized on the sales of nine properties in 2001 of $15.7 million, compared to the gain of $8.2 million recognized in 2000 on the sale of six properties.

Revenues--Total revenues increased by $14.0 million, or 4.6%, during 2001 when compared to 2000. Of this increase, $8.1 million relates to revenues generated by properties that were acquired, developed, or expanded during 2001 and 2000, net of properties disposed. The remaining increase primarily relates to increases in rental rates at existing properties, lease buyouts, ancillary income, and the consolidation of Colonial Properties Services, Inc. (CPSI) during 2001. The office division accounts for the majority of the overall revenue increase, approximately $6.8 million, while the retail and multifamily divisions account for $5.7 million and $1.5 million, respectively. The divisional revenue growth is primarily attributable to the acquisition, development, and expansion of 8 multifamily properties, 3 office properties, and 4 retail properties, net of the disposition of 11 multifamily properties, one office property, and 3 retail properties during 2001 and 2000.

Operating Expenses--Total operating expenses increased by $14.9 million, or 9.3%, during 2001 when compared to 2000. Of this increase, $3.5 million relates to additional property operating expenses and additional depreciation and amortization of $3.6 million associated with properties that were acquired, developed, or expanded during 2001 and 2000, net of operating expenses of properties disposed of during 2001 and 2000. Divisional property operating expenses increased by $1.9 million, $3.9 million, and $5.8 million for the multifamily, office, and retail divisions, respectively, during 2001 when compared to 2000. The increase in divisional property operating expenses is primarily attributable to the acquisition, development, and expansion of 8 multifamily properties, 3 office properties, and 4 retail properties, net of the disposition of 11 multifamily properties, one office property, and 3 retail properties during 2001 and 2000. The remaining change primarily relates to increases in operating expenses at existing properties and the consolidation of CPSI during 2001.

Other Income and Expenses--Interest expense decreased by $0.5 million, or 0.6%, during 2001 when compared to 2000. The decrease in interest expense is primarily attributable to the decrease in the variable interest rate environment in 2001 as compared to 2000, of which CRLP has $264.1 million of floating rate debt outstanding as of December 31, 2001. Gains from sales of property increased $7.5 million during 2001 when compared to 2000, as a result of the sale of 9 properties in 2001 as compared to 6 properties in 2000.

Results of Operations--2000 vs. 1999

In 2000, CRLP experienced growth in revenues and operating expenses, which is the result of the acquisition and development of 16 properties and the expansion of 4 properties during 2000 and 1999, net of the disposition of 13 properties during 2000 and 1999. As a result of the acquisitions, developments, expansions, and dispositions, CRLP's income from operations increased by $8.5 million, or 6.4%, for 2000 when compared to 1999. On a per unit basis, net income is $1.82 for 2000, a 3.2% decrease, compared to $1.88 for 1999. The decrease in net income available to common shareholders, on a per share basis, is directly attributable to the increase in depreciation expense as a result of the acquisition, development, and expansion of 20 properties in 2000 and 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

During 2001, CRLP invested $161.8 million in the acquisition, development, re-development, and expansion of properties. This acquisition and development activity increased CRLP's multifamily, office, and retail property holdings. CRLP financed the growth through proceeds from the issuance of $50.0 million of preferred stock through the Company, public offerings of debt totaling $10.0 million during 2001, advances on its bank line of credit, disposition of assets, and cash from operations.

Acquisition and Development Activities

Multifamily Properties--During 2001, CRLP completed development of 440 apartment units in two multifamily communities and acquired land on which it intends to develop additional multifamily communities. The aggregate investment in the multifamily developments during 2001 was $39.0 million. As of December 31, 2001, CRLP has 544 apartment units in 3 multifamily communities under development or redevelopment. Management anticipates that the 3 multifamily projects will be completed during 2002. Management estimates that it will invest an additional $3.3 million to complete these multifamily communities.

Office Properties--During 2001, CRLP increased its office portfolio by 318,161 square feet with the development of two office buildings. In addition, CRLP began development on two office properties in Orlando, Florida. The aggregate investment in the office developments during 2001 was $57.5 million. Management estimates that it will invest an additional $33.0 million to complete these properties.

Retail Properties--During 2001, CRLP completed the redevelopment of two retail properties, and began the development of one community shopping center in Birmingham, Alabama. The aggregate investment in the retail developments during 2001 was $61.0 million. Management anticipates that it will invest an additional $11.4 million to complete the retail development.

Financing Activities

CRLP funded a portion of its developments and expansions through the issuance of debt securities and preferred stock of the Company. During June 2001, the Company issued 2,000,000 preferred shares of beneficial interest (Series C Preferred Shares). The Series C Preferred Shares pay a quarterly dividend at 9.25% per annum and may be redeemed by the Company on or after June 19, 2006. The Series C Preferred Shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. The Series C Preferred Shares have a liquidation preference of $25.00 per share. The net proceeds of the offering were approximately $48.1 million and were used to repay outstanding balances under CRLP's unsecured line of credit. During December 2001, CRLP completed one unsecured medium-term debt offering of $10.0 million at 7.46% with a maturity of December 2006. Additionally, during 2001, CRLP received proceeds of $39.0 million related to the secured financing of two properties, which are collateralized by the properties.

CRLP continued its asset recycling program, which allows CRLP to sell mature, slower growing assets and reinvest the proceeds into opportunities with more growth potential. During 2001, CRLP disposed of six multifamily properties representing 1,373 units, one office property representing 34,357 square feet, and two retail properties representing 304,168 square feet. The multifamily, office, and retail properties were sold for a total purchase price of $83.5 million, of which $4.5 million was used to repay a secured loan, $11.6 million was issued as a note receivable, and the remaining proceeds were used to repay a portion of the borrowings under CRLP's unsecured line of credit and to support CRLP's future investment activities.

As of December 31, 2001, CRLP has an unsecured bank line of credit providing for total borrowings of up to $300 million. This line of credit agreement bears interest at LIBOR plus 115 basis points, is renewable in March 2003, and provides for a two-year amortization in the case of non-renewal. The line of credit agreement includes a competitive bid feature that will allow CRLP to convert up to $150 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The credit facility is primarily used by CRLP to finance property acquisitions and development and has an outstanding balance at December 31, 2001, of $261.4 million. The interest rate of this short-term borrowing facility, including the competitive bid balance, is 3.08% and 7.66% at December 31, 2001 and 2000, respectively.

At December 31, 2001, CRLP's total outstanding debt balance was $1.2 billion. The outstanding balance includes fixed rate debt of $926.4 million, or 77.8%, and floating-rate debt of $264.1 million, or 22.2%. CRLP's total market capitalization as of December 31, 2001 was $2.5 billion and its ratio of debt to total market capitalization was 48.3%. Certain loan agreements of CRLP contain restrictive covenants, which among other things require maintenance of various financial ratios. At December 31, 2001, CRLP was in compliance with these covenants.

Derivative Instruments

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

CRLP has entered into several different hedging transactions in an effort to manage exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of CRLP's derivative financial instruments at December 31, 2001. The notional value at December 31, 2001 provides an indication of the extent of CRLP's involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

                                                                          Interest                     Fair Value
                Product Type                       Notional Value           Rate        Maturity     (in thousands)
--------------------------------------------- -------------------------- ------------ ------------- ------------------
1) Interest Rate SWAP, Cash Flow                  $30.2 - $27.7 million       5.932%       1/01/06         $  (1,549)
2) Interest Rate SWAP, Cash Flow                          $75.0 million       2.130%      12/10/02                 32
3) Interest Rate SWAP, Cash Flow                          $50.0 million       2.319%       1/01/03               (39)
4) Interest Rate SWAP, Cash Flow                          $25.0 million       2.430%       1/01/03               (47)
5) Interest Rate SWAP, Fair Value                         $50.0 million       5.015%       7/26/04              1,293
6) Interest Rate CAP, Cash Flow                           $21.1 million       6.850%       6/29/04                 99
7) Interest Rate CAP, Cash Flow                           $17.9 million       6.850%       7/06/04                 85
8) Interest Rate CAP, Cash Flow                           $30.4 million      11.200%       6/30/03                  1

Most of CRLP's hedges are designated as cash flow hedges. Cash flow hedges hedge the future cash flows of current or forecasted debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income (loss) or in earnings--depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in accumulated other comprehensive income (loss). If the hedging transaction is characterized as a fair value hedge, then the changes in fair value of the hedge and the hedged item are reflected in earnings. If the fair value hedging relationship is fully effective, there is no net effect reflected in income or accumulated other comprehensive income (loss), and any offsets to the hedging transaction is reflected in notes and mortgages payable. Over time, the unrealized gains and losses held in accumulated other comprehensive income
(loss) will be reclassified to earnings. This reclassification is consistent with when the hedged items are also recognized in earnings. Within the next twelve months, CRLP expects to reclassify to earnings approximately $0.4 million of the current balance held in accumulated other comprehensive income (loss).

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

Colonial is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate cap and nonderivative financial assets but has no off-balance-sheet credit risk of accounting loss. CRLP anticipates, however, that counterparties will be able to fully satisfy their obligations under the contracts. Colonial does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties.

Other Arrangements

In September 2001, CRLP entered into an agreement to provide services to a third party in connection with the third party's development of a $30 million multi-family property in North Carolina. CRLP was engaged to serve as development consultant and leasing and management agent for this property. In addition, for a fee, CRLP is serving as a guarantor for a $3.3 million working capital loan obtained by the three principals of the third party entity, which loan is primarily collateralized jointly and severally by the personal assets of the borrowers. CRLP has a right of first refusal to purchase the property should the third party elect to sell. Over the term of the agreement, CRLP expects to earn market fees for its services.

Critical Accounting Policies

         CRLP's accounting policies are critical to understanding the results of operations as reported in the consolidated financial statements. Significant accounting policies utilized by CRLP are discussed in more detail in the notes to consolidated financial statements of CRLP's Annual Report. Management believes that CRLP's accounting policies that are the most significant and that require the most judgment are within its accounting for the development of real estate projects. Management believes that the following accounting policies within this process are both important to the portrayal of CRLP's financial condition and results and requires significant judgment or complex estimation processes. CRLP capitalizes predevelopment costs paid to third parties incurred on a project. All previously capitalized predevelopment costs are expensed when it is no longer probable that the project will be completed. Once development of a project commences, CRLP capitalizes all direct costs incurred to construct the project, including real estate taxes. In addition, certain allocable overhead expenses are allocated to the projects and capitalized based on the personnel assigned to development and the investment in the project relative to all development projects. Once a project is completed and placed in service, it is depreciated over its estimated useful life. Buildings and improvements are depreciated generally over 40 years and leasehold improvements are amortized over the lives of the applicable leases or the estimated useful life of the asset, whichever is shorter.

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

Management anticipates that its net cash provided by operations and its existing cash balances will provide the necessary funds on a short- and long- term basis to cover its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, and dividends to unitholders in accordance with Internal Revenue Code requirements applicable to real estate investment trusts.

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

An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At December 31, 2001, CRLP's exposure to rising interest rates was mitigated by the existing debt level of 48.3% of CRLP's total market capitalization, the high percentage of fixed rate debt (77.8%), and the use of interest rate swaps to effectively fix the interest rate on $75.0 million through December 2002, $75.0 million through January 2003, and approximately $30.0 million through January 2006. As a result, for the short-term, increases in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.

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

The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Also included is a summary of the CRLP's swap contracts and rate caps at December 31, 2001.


                                                                                                                          Estimated
                                                                                                                             Fair
(amounts in thousands)           2002         2003        2004        2005        2006       Thereafter       Total         Value
------------------------------------------------------------------------------------------------------------------------------------

Fixed Rate Debt                $ 57,500    243,227       50,000      76,544      75,000        424,166        926,437       939,184
------------------------------
Average interest rate
     at December 31, 2001          7.9%       4.8%         7.6%        7.6%        8.0%           7.4%           6.8%             -

Variable Debt                    $ 543    126,365       50,000           -           -         87,153        264,061        264,061
------------------------------
Average interest rate
     at December 31, 2001         8.0%       3.2%         5.0%           -           -           2.5%           3.4%             -

Interest Rate SWAPs
------------------------------

     Variable to fixed            $ -    150,000            -           -      29,762              -        179,762         (1,603)
     Average pay rate               -       2.2%            -           -        6.6%              -           3.0%              -

     Fixed to variable            $ -          -       50,000           -           -              -         50,000          1,293
     Average pay rate               -          -         5.2%           -           -              -           5.2%              -


Interest Rate Caps                $ -     30,379       38,988           -           -              -         69,367            185
    Interest Rate                   -      11.2%         6.9%           -           -              -           8.8%              -


The table incorporates only those exposures that exist as of December 31, 2001; it does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, CRLP's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, CRLP's hedging strategies at that time, and interest rates.

Item 8.           Financial Statements and Supplementary Data.

         The following are filed as a part of this report:

         Report of Independent Accountants

         Financial Statements:

         Consolidated Balance Sheets as of December 31, 2001 and 2000

         Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999

         Consolidated Statements of Partner's Capital for the years ended December 31, 2001, 2000, and 1999

         Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999

         Notes to Consolidated Financial Statements


COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

December 31, 2001 and 2000
                                                ----------   ----------
                                                    2001         2000
                                                ---------    ----------
ASSETS

Land, buildings, & equipment, net               $1,756,255   $1,769,500
Undeveloped land and construction in progress      152,084       81,333
Cash and equivalents                                10,127        4,275
Restricted cash                                      2,255        2,479
Accounts receivable, net                            12,309       13,798
Prepaid expenses                                     7,072        4,086
Notes receivable                                    12,253       10,524
Deferred debt and lease costs                       18,568       17,581
Investment in partially owned entities              31,594       28,129
Other assets                                        11,866       11,842
                                                ----------   ----------
                                                $2,014,383   $1,943,547
                                                ----------   ----------

LIABILITIES AND PARTNERS' CAPITAL

Notes and mortgages payable                     $1,191,791   $1,179,095
Accounts payable                                    18,430          482
Accounts payable to affiliates                       2,271        1,632
Accrued interest                                    11,485       13,019
Accrued expenses                                     4,520        1,859
Tenant deposits                                      3,607        4,009
Unearned rent                                        8,343        4,442
Other liabilities                                    1,296        1,517
                                                ----------    ---------
     Total liabilities                           1,241,743    1,206,055
                                                ----------    ---------

Redeemable units, at redemption value              347,604      292,570
Preferred units:
     Series A Preferred Units                      125,000      125,000
     Series B Preferred Units                      100,000      100,000
     Series C Preferred Units                       50,000          -0-

Partners' capital excluding redeemable units       150,036      219,922
                                                ----------   ----------
                                                $2,014,383   $1,943,547
                                                ----------   ----------

The accompanying notes are an integral part of these financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

For the Years Ended December 31, 2001, 2000 and 1999
                                                                ---------    ---------    ---------
                                                                     2001         2000         1999
                                                                ---------    ---------    ---------
Revenue:

     Base rent                                                  $ 251,551    $ 239,359    $ 225,781
     Base rent from affiliates                                      1,135        1,478        1,144
     Percentage rent                                                3,637        5,699        4,683
     Tenant recoveries                                             37,514       37,051       32,913
     Other                                                         22,488       18,723       17,727
                                                                ---------    ---------    ---------
         Total revenue                                            316,325      302,310      282,248
                                                                ---------    ---------    ---------
Property operating expenses:
     General operating expenses                                    21,531       21,067       20,324
     Salaries and benefits                                         15,642       15,835       14,547
     Repairs and maintenance                                       29,141       28,685       27,664
     Taxes, licenses, and insurance                                26,154       22,914       23,061
General and administrative                                         10,858        8,392        8,442
Depreciation                                                       64,700       59,549       52,913
Amortization                                                        7,657        4,335        2,272
                                                                ---------    ---------    ---------
         Total operating expenses                                 175,683      160,777      149,223
                                                                ---------    ---------    ---------
                                                                ---------    ---------    ---------
         Income from operations                                   140,642      141,533      133,025
                                                                ---------    ---------    ---------
Other income (expense):
     Interest expense                                             (71,397)     (71,855)     (57,211)
     Income from partially owned entities                           1,510        1,700        2,045
     State and local income taxes                                     (15)         -0-          -0-
     Ineffectiveness of hedging activities                            (15)         -0-          -0-
     Gains from sales of property                                  15,674        8,165        7,444
                                                                ---------    ---------    ---------
         Total other expense                                      (54,243)     (61,990)     (47,722)
                                                                ---------    ---------    ---------
         Income before extraordinary items                         86,399       79,543       85,303
Extraordinary loss from early extinguishment of debt                  -0-         (418)        (628)
                                                                ---------    ---------    ---------
         Net income                                                86,399       79,125       84,675
Distributions to preferred unitholders                            (22,280)     (19,813)     (18,531)
                                                                ---------    ---------    ---------
                                                                ---------    ---------    ---------
         Net income available to common unitholders                64,119       59,312       66,144
                                                                ---------    ---------    ---------

Basic net income per unit:


         Income before extraordinary item                       $    2.00    $    1.83    $    1.90
         Extraordinary loss from early extinguishment of debt         -0-        (0.01)       (0.02)
                                                                ---------    ---------    ---------
         Net income per common unit                             $    2.00    $    1.82    $    1.88
                                                                ---------    ---------    ---------

Diluted net income per unit:


         Income before extraordinary item                       $    2.00    $    1.83    $    1.90
         Extraordinary loss from early extinguishment of debt         -0-        (0.01)       (0.02)
                                                                ---------    ---------    ---------
         Net income per common unit                             $    2.00    $    1.82    $    1.88
                                                                ---------    ---------    ---------
Weighted average common units outstanding                          32,003       32,611       35,183
                                                                ---------    ---------    ---------

The accompanying notes are an integral part of these financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

(Amounts in Thousands)

For the Years Ended December 31, 2001, 2000 and 1999
                                                                                                 Total
                                                                                               Partners'
                                                                                                Capital
                                                                                               --------
Balance, December 31, 1998                                                                    $ 529,127

     Cash contributions                                                                           3,686
     Issuance of preferred units                                                                 97,406
     Distributions                                                                              (86,295)
     Redemption of partnership units                                                           (122,144)
     Net income                                                                                  66,144
     Earnings in minority interest property                                                          82
     Issuance of limited partnership units                                                       14,493
     Allocations to redeemable units                                                             27,585
                                                                                               --------
Balance, December 31, 1999                                                                      530,084

     Cash contributions                                                                          10,120
     Distributions                                                                              (79,435)
     Redemption of partnership units                                                            (37,937)
     Net income                                                                                  59,312
     Issuance of limited partnership units                                                          337
     Allocations to redeemable units                                                            (37,559)
                                                                                               --------
Balance, December 31, 2000                                                                      444,922

     Cash contributions                                                                           4,942
     Issuance of preferred units                                                                 48,125
     Distributions                                                                             (102,916)
     Net income                                                                                  86,399
     Change in fair value of hedging activity                                                    (1,403)
     Allocations to redeemable units                                                            (55,033)
                                                                                               --------
Balance, December 31, 2001                                                                      425,036
                                                                                               --------

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

For the Years Ended December 31, 2001, 2000 and 1999
                                                                          ---------    ---------   ----------
                                                                               2001         2000         1999
                                                                          ---------    ---------   ----------
Cash flows from operating activities:

     Net  income                                                          $  86,399    $  79,125    $  84,675
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                       72,357       63,884       55,185
         Income from partially owned entities                                (1,510)      (1,700)      (2,045)
         Gains from sales of property                                       (15,674)      (8,165)      (7,444)
         Other, net                                                           1,064        1,932        1,767
         Decrease (increase) in:
             Restricted cash                                                    224          155          263
             Accounts receivable                                                425       (4,621)      (2,594)
             Prepaid expenses                                                (2,986)      (1,327)         805
             Other assets                                                    (6,874)     (11,567)      (3,939)
         Increase (decrease) in:
             Accounts payable                                                (1,840)     (13,059)       2,353
             Accrued interest                                                (3,051)       1,635          850
             Accrued expenses and other                                       7,346       (1,622)        (179)
                                                                           ---------    ---------   ----------
             Net cash provided by operating activities                      135,880      104,670      129,697
                                                                           ---------    ---------   ----------
Cash flows from investing activities:

     Acquisition of properties                                                  -0-      (25,535)     (45,164)
     Development expenditures                                               (48,744)     (21,693)     (98,414)
     Development expenditures paid to an affiliate                          (89,047)     (78,066)     (84,256)
     Tenant improvements                                                    (21,278)     (24,592)      (8,424)
     Proceeds from (issuance of) notes receivable                             9,859       (2,679)         (88)
     Capital expenditures                                                   (13,582)     (16,194)     (18,867)
     Proceeds from sales of property, net of selling costs                   76,190       57,771      119,552
     Distributions from partnerships                                          2,695        3,968        8,821
     Capital contributions to partnerships                                   (4,764)      (5,775)      (5,237)
                                                                           ---------    ---------   ----------
             Net cash used in investing activities                          (88,671)    (112,795)    (132,077)
                                                                           ---------    ---------   ----------
Cash flows from financing activities:

     Principal reductions of debt                                           (84,553)     (40,346)     (59,507)
     Proceeds from additional borrowings                                     48,988      193,518      136,200
     Net change in revolving credit balances                                 46,968      (13,940)      53,848
     Proceeds from preferred unit issuance, net of expenses paid             48,122          -0-       97,396
     Cash contributions                                                       4,172       10,120        3,686
     Redemption of partnership units                                            -0-      (37,937)    (122,136)
     Distributions to common and preferred unitholders                     (102,916)     (99,248)    (104,826)
     Payment of mortgage financing cost                                      (1,794)      (3,979)      (1,607)
     Other, net                                                                (344)        (418)        (626)
                                                                           ---------    ---------   ----------
             Net cash provided by (used in) financing activities            (41,357)       7,770        2,428
                                                                           ---------    ---------   ----------
             Increase (decrease) in cash and equivalents                      5,852         (355)          48
Cash and equivalents, beginning of period                                     4,275        4,630        4,582
                                                                           ---------    ---------   ----------
Cash and equivalents, end of period                                       $  10,127    $   4,275    $   4,630
                                                                           ---------    ---------   ----------

Supplemental disclosures of cash flow information:
     Cash paid during the year for interest, net of amounts capitalized   $  74,448    $  70,210    $  56,352
                                                                           ---------    ---------   ----------

The accompanying notes are an integral part of these financial statements.

1. Organization and Basis of Presentation

         Organization - Colonial Realty Limited Partnership (the "Operating Partnership" or "CRLP"), a Delaware limited partnership, is the operating partnership of Colonial Properties Trust (the "Company"), an Alabama real estate investment trust ("REIT") whose shares are listed on the New York Stock Exchange ("NYSE"). CRLP is engaged in the ownership, development, management, and leasing of multifamily housing communities, office buildings, and retail malls and centers. CRLP also owns certain parcels of land.

         Federal Income Tax Status - The Company, which is considered a corporation for federal income tax purposes, qualifies as a REIT for federal income tax purposes and generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. No provision for federal income taxes is included in the financial statements. The Company may be subject to certain state and local taxes on its income and property.

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

         Undeveloped Land and Construction in Progress--Undeveloped land and construction in progress is stated at cost. CRLP capitalizes all costs associated with land development and construction.

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

         Derivative Instruments--CRLP adopted Statement of Financial Accounting Standard (SFAS) No. 133 (subsequently amended by SFAS Nos. 137 and 138),
Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. This statement requires all derivatives to be recognized on the balance sheet and measured at fair value. Derivatives that do not qualify for hedge treatment under SFAS No. 133 must be recorded at fair value with gains or losses recognized in earnings in the period of change. CRLP has certain involvement with derivative financial instruments but does not use them for trading or speculative purposes. Interest rate cap agreements and interest rate swaps are used to reduce the potential impact of increases in interest rates on variable-rate debt.

         CRLP formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument's effectiveness in hedging the exposure to the hedged transaction's variability in cash flows attributable to the hedged risk will be assessed. Both at the inception of the hedge and on an ongoing basis, CRLP assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items. CRLP is required to discontinue hedge accounting if a derivative is not determined to be highly effective as a hedge or has ceased to be a highly effective hedge.

         Treasury lock agreements are used by CRLP to set interest rates in anticipation of public debt offerings. Treasury locks are presented on the balance sheet, with any gains or losses recorded in Other Comprehensive Income
(Loss) and amortized over the life of the debt. All unutilized treasury locks are expensed when their future utility expires. All treasury locks were utilized during 2001 and 2000.

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

         Other income received from long-term contracts signed in the normal course of business are recognized in accordance with the terms of the specific contract. Property management and development fee income is recognized when earned for services provided to third parties.

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

         Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

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

         Common Unit Repurchases-- During 1999, the Company's Board of Trustees authorized a common unit repurchase program under which the Company may repurchase up to $150 million of its currently outstanding common units from time to time at the discretion of management in open market and negotiated transactions. To date, the Company has repurchased 5,623,150 units at an all-in cost of approximately $150 million, which represents an average purchase price of $26.70. These units are included within treasury stock, which is a reduction of partners' capital.

         Reclassifications--Certain immaterial reclassifications have been made to the 1999 and 2000 financial statements in order to conform them to the 2001 financial statement presentation. These reclassifications have no impact on partners' capital or net income.

         Recent  Pronouncements  of the  Financial  Accounting  Standards  Board
(FASB)--FASB Statement No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal on Long-Lived Assets, addresses significant issues relating to the implementation of FASB Statement No. 121 (SFAS No. 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to develop a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. CRLP is currently evaluating the impact that the adoption of SFAS No. 144 will have on its financial statements.

3.  Property Acquisitions and Dispositions

         CRLP acquired one operating property during 2000, and two operating properties during 1999 at aggregate costs of $25.4 million, and $45.8 million, respectively. CRLP funded these acquisitions with cash proceeds from its public offerings of debt (see Note 8), advances on bank lines of credit, the issuance of limited partnership units, the proceeds received from the formation of joint ventures (see Note 6), the proceeds received from the issuance of preferred units (see Note 12), and cash from operations. There were no property acquisitions in 2001.

         The properties acquired during 2000 and 1999 are listed below:

                                                                     Effective
                                                                    Acquisition
                                                  Location              Date
                                             -----------------------------------
     Office Properties:
     Emmett R. Johnson Building              Birmingham, AL      June 1, 1999

     Retail Properties:
     The Plaza Mall                          Greenville, NC      August 1, 1999
     Temple Mall                             Temple, TX          July 1, 2000

         In addition to the acquisition of the operating properties mentioned above, CRLP also acquired a parcel of land in October 1999 through the issuance of 388,898 limited partnership units valued at $10.3 million. Also, in September 2000, CRLP acquired a parcel of land from a related party through the issuance of 12,477 limited partnership units valued at approximately $0.3 million. (see
Note 15)

         Results  of  operations  of  these  properties,   subsequent  to  their
respective acquisition dates, are included in the consolidated financial statements of CRLP. The cash paid to acquire these properties is included in the statements of cash flows. The acquisitions during 2000 and 1999 are comprised of the following:


(in thousands)                                                        2001                     2000                     1999
-----------------------------------------------------------------------------------------------------------------------------
Assets purchased:
      Land, buildings, and equipment                                        $ -            $ 26,218                 $ 56,026
      Other assets                                                            -                 472                       60
-----------------------------------------------------------------------------------------------------------------------------
                                                                              -              26,690                   56,086
Notes and mortgages assumed                                                   -                   0                        0
Other liabilities assumed or recorded                                         -                (818)                    (660)
Issuance of limited partnership units                                         -
      of Colonial Realty Limited Partnership                                  -                (337)                 (10,262)
-----------------------------------------------------------------------------------------------------------------------------

Cash paid                                                                   $ -            $ 25,535                 $ 45,164
-----------------------------------------------------------------------------------------------------------------------------

         During 2001, CRLP disposed of six multifamily properties representing 1,373 units, one office property representing 34,357 square feet, and two retail properties representing 304,168 square feet. The multifamily, office, and retail properties were sold for a total purchase price of $83.5 million, of which $4.5 million was used to repay a secured loan, $11.6 million was issued as a note receivable, and the remaining proceeds were used to repay a portion of the borrowings under CRLP's unsecured line of credit, and to support CRLP's future investment activities.

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

          During 1999, CRLP disposed of seven multifamily properties, representing 2,319 units. The properties were sold for a total purchase price of $119.8 million, of which $15.0 million was used to repay two secured loans, and the remaining proceeds were used to repay a portion of the borrowings under CRLP's unsecured line of credit, fund additional acquisitions, and to support CRLP's future investment activities.

         During 1999, CRLP sold six of these properties to a joint venture formed by CRLP and an unrelated party. CRLP retained a 15% interest in the joint venture and serves as manager of the properties. CRLP accounts for its 15% interest in this joint venture as an equity investment (see Note 6).

4.  Land, Buildings, and Equipment

         Land, buildings, and equipment consists of the following at December 31, 2001 and 2000:

                                                  (in thousands)
                                              2001               2000
                                          -----------    -----------------
Buildings                                $  1,635,898        $ 1,621,355
Furniture and fixtures                         49,965             54,127
Equipment                                      25,706             19,565
Land improvements                              47,659             48,300
Tenant improvements                            76,919             43,242
                                          -----------    -----------------
                                            1,836,147          1,786,589
Accumulated depreciation                     (310,447)          (255,735)
                                          -----------    -----------------
                                            1,525,700          1,530,854
Land                                          230,555            238,646
                                          -----------    -----------------
                                          $ 1,756,255    $     1,769,500
                                          ===========    =================

5.  Undeveloped Land and Construction in Progress

         During 2001 the CRLP completed the construction of two office development projects and two retail redevelopment projects at a combined total cost of $89.9 million. The office development projects produced 318,161 square feet of new office space. The completed development and redevelopment projects are as follows:

                                                              Total
                                                              Units/    Total
Completed Developments and Redevelopments:   Location        Sq. Feet    Cost
                                            -------------    --------  --------
Office Properties
Colonial Center at Mansell Overlook 500      Atlanta, GA      163,248   $19,114
Colonial Center at TownPark 100              Orlando, FL      154,913    17,974
                                                              -------   -------
                                                              318,161   $37,088
                                                              -------   -------
Retail Properties
Colonial Brookwood Village (redevelopment)   Birmingham, AL   687,078    46,680
Northdale Court (redevelopment)              Tampa, FL        192,726     6,158
                                                              -------   -------
                                                              879,804   $52,838
                                                              -------   -------
          Total                                                         $89,926
                                                                        =======


         CRLP currently has six active development and redevelopment projects in progress and various parcels of land available for expansion, construction, or sale. Undeveloped land and construction in progress is comprised of the following at December 31, 2001:


                                                     Total                                            Costs
                                                     Units/                      Estimated         Capitalized
                                                     Square      Estimated      Total Costs          To Date
                                                      Feet      Completion     (in thousands)    (in thousands)
                                                   -----------  ------------   ---------------   ----------------
   Multifamily Projects:
   Colonial Grand at TownPark - Lake Mary                 456      2002        $       38,133    $        35,374
   Colonial Grand at TownPark - Sarasota                  272      2002                21,188             20,688
   Colonial Village at Walton Way (redevelopment)         256      2002                 3,500              3,495
                                                   -----------                 ---------------     --------------
        Total Multifamily Projects                        984                          62,821             59,557

   Office Projects:
   Colonial Center at TownPark 200                    155,000      2002                21,181              8,282
   Colonial Center at TownPark 600                    200,000      2002                27,876              7,816
                                                   -----------                   -------------     --------------
        Total Office Projects                         355,000                          49,057             16,098

   Retail Projects:
   Colonial Promenade Hoover                          167,041      2002                18,705              7,329

   Mixed Use Projects Infrastructure:
   Colonial TownPark - Lake Mary                                                       33,168             27,050
   Colonial TownPark - Sarasota                                                         6,410              4,591
   Colonial Center at Mansell                                                          10,794              9,743

   Other Projects and Undeveloped Land                                                                    27,716
                                                                                                 ----------------
                                                                                                 $       152,084
                                                                                                 ================

         Interest capitalized on construction in progress during 2001, 2000, and 1999 was $10.6 million, $9.6 million, and $8.7 million, respectively.

6.  Investment in Partially Owned Entities

         Investment in partially owned entities at December 31, 2001 and 2000 consists of the following:

                                                                                     (in thousands)
                                                                 Percent
                                                                  Owned            2001           2000
                                                                -----------    -------------  -------------
         Multifamily:
         CMS/Colonial Joint Venture I                               15.00%   $        2,195    $     2,396
         CMS/Colonial Joint Venture II                              15.00%              745            984
                                                                               -------------   ------------
                                                                                      2,940          3,380
         Office:
         600 Building Partnership, Birmingham, AL                   33.33%             (26)           (27)

         Retail:
         Orlando Fashion Square Joint Venture, Orlando, FL          50.00%           20,783         18,981
         Parkway Place Limited Partnership, Huntsville, AL          45.00%            8,052          5,742
         Colonial Promenade Madison, Huntsville, AL                 50.00%            (154)              0
                                                                               -------------   ------------
                                                                                     28,681         24,723
         Other:
         Colonial/Polar-BEK Management Company,
           Birmingham, AL                                           50.00%               39             53
         E-2 Data Technology, Birmingham, AL                        50.00%             (40)              0
                                                                               -------------   ------------
                                                                                        (1)             53
                                                                             ---------------  -------------
                                                                             $       31,594   $     28,129
                                                                             ===============  =============

         Effective December 28, 2001, the Orlando Fashion Square joint venture agreement gives the third party the right to convert its 50% interest in the property into the Company's common shares if specified terms and conditions are met.

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

     Combined financial information for CRLP's investments in partially owned entities for 2001 and 2000 follows:

                                                              December 31,
                                                    ---------------------------------
(in thousands)                                            2001             2000
                                                    ---------------------------------
Balance Sheet
Assets
     Land, building, & equipment, net                       $ 243,733      $ 249,035
     Construction in progress                                  54,907          8,948
     Other assets                                               9,878         22,771
                                                    ---------------------------------
       Total assets                                         $ 308,518      $ 280,754
                                                    =================================

Liabilities and Partners' Equity
     Notes payable                                          $ 213,056      $ 210,611
     Other liabilities                                          7,647            530
     Partners' Equity                                          87,815         69,613
                                                    ---------------------------------
       Total liabilities and partners' capital              $ 308,518      $ 280,754
                                                    =================================

Statement of Operations
     (for the year ended)

Revenues                                                     $ 41,706       $ 34,543
Operating expenses                                            (16,890)       (11,749)
Interest expense                                              (13,684)       (13,045)
Depreciation, amortization, and other                          (7,923)        (5,824)
                                                    ---------------------------------
     Net income                                               $ 3,209        $ 3,925
                                                    =================================

(1) The Company's portion of indebtedness, as calculated based on ownership percentage, at December 31, 2001 and 2000 is $67.3 million and $57.8 million, respectively.

    Other Arrangements

         In September 2001, the Company entered into an agreement to provide services to a third party in connection with the third party's development of a $30 million multi-family property in North Carolina. Colonial was engaged to serve as development consultant and leasing and management agent for this property. In addition, for a fee, the Company is serving as a guarantor for a $3.3 million working capital loan obtained by the three principals of the third party entity, which loan is primarily collateralized jointly and severally by the personal assets of the borrowers. The Company has a right of first refusal to purchase the property should the third party elect to sell. Over the term of the agreement, the Company expects to earn market fees for its services.

7.       Segment Information

         CRLP is organized into, and manages its business based on the performance of three separate and distinct operating divisions: Multifamily,
Office, and Retail. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within each division. The applicable accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." However, the pro rata portion of the revenues, net operating income (NOI), and assets of the partially- owned entities and joint ventures that CRLP has entered into are included in the applicable segment information. Subsequently, in the reconciliation to total revenues, total NOI, and total assets, the amounts are eliminated, as the investment in partially-owned entities and joint ventures are reflected in the consolidated financial statements as investments accounted for under the equity method. Management evaluates the performance of its segments and allocates resources to them based on net operating income (NOI). NOI consists of revenues in excess of general operating expenses, salaries and wages, repairs and maintenance, taxes, licenses, and insurance. Segment information for the years ended December 31, 2001, 2000, and 1999 is as follows:

(in thousands)
-----------------------------------------------------------------------------------------------------------------
2001                                       Multifamily           Office             Retail            Total
-----------------------------------------------------------------------------------------------------------------
Divisional revenues                            $ 119,309           $ 56,645          $ 148,111         $ 324,065
NOI                                               80,478             40,494            105,432           226,404
Divisional assets                                723,447            377,255            905,964         2,006,666
-----------------------------------------------------------------------------------------------------------------
2000                                       Multifamily           Office             Retail            Total
-----------------------------------------------------------------------------------------------------------------
Divisional revenues                            $ 118,807           $ 49,755          $ 143,914         $ 312,476
NOI                                               79,756             35,011            104,017           218,784
Divisional assets                                752,249            329,315            869,351         1,950,915
-----------------------------------------------------------------------------------------------------------------
1999                                       Multifamily           Office             Retail            Total
-----------------------------------------------------------------------------------------------------------------
Divisional revenues                            $ 116,330           $ 41,067          $ 133,752         $ 291,149
NOI                                               76,245             28,556             96,268           201,069
Divisional assets                                777,436            293,545            793,402         1,864,383
-----------------------------------------------------------------------------------------------------------------

         A reconciliation of total segment revenues to total revenues, total segment NOI to income before extraordinary items, and total divisional assets to total assets, for the years ended December 31, 2001, 2000, and 1999, is presented below:

(in thousands)
-----------------------------------------------------------------------------------------------
Revenues                                       2001               2000               1999
-----------------------------------------------------------------------------------------------
Divisional revenues                             $324,065          $ 312,476          $ 291,149
Unallocated corporate revenues                     5,355              2,604              1,932
Partially-owned entities                         (13,095)           (12,770)           (10,833)
     Total revenues                             $316,325          $ 302,310          $ 282,248
-----------------------------------------------------------------------------------------------
(in thousands)
-----------------------------------------------------------------------------------------------
NOI                                            2001               2000               1999
-----------------------------------------------------------------------------------------------
Total divisional NOI                            $226,404          $ 218,784          $ 201,069
Unallocated corporate revenues                     5,355              2,604              1,932
Partially-owned entities                          (7,815)            (7,543)            (6,567)
General and administrative                       (10,858)            (8,392)            (8,442)
Depreciation                                     (64,700)           (59,549)           (52,913)
Amortization                                      (7,657)            (4,335)            (2,272)
Other                                                (87)               (36)               218
-----------------------------------------------------------------------------------------------
     Income from operations                      140,642            141,533            133,025
-----------------------------------------------------------------------------------------------

Total other expense                              (53,396)           (62,140)           (49,339)
-----------------------------------------------------------------------------------------------
Income before extraordinary items               $ 87,246           $ 79,393           $ 83,686
------------------------------------------===============----===============----===============

(in thousands)
-----------------------------------------------------------------------------------------------
Assets                                           2001               2000               1999
-----------------------------------------------------------------------------------------------
Total divisional assets                       $2,006,666         $1,950,915         $1,864,383
Unallocated corporate assets (1)                 113,908             86,860             75,030
Partially-owned entities                        (106,191)           (94,228)           (75,267)
-----------------------------------------------------------------------------------------------
     Total assets                             $2,014,383         $1,943,547         $1,864,146
-----------------------------------------------------------------------------------------------

(1) Includes CRLP's investment in joint ventures of $31,594, $28,129, and $24,623 as of December 31, 2001, 2000, and 1999, respectively. (see
         Note 6)

8.  Notes and Mortgages Payable

         Notes and mortgages payable at December 31, 2001 and 2000 consist of the following:

                                                       (in thousands)
                                                   2001              2000
                                           ----------------- -----------------

         Revolving credit agreement        $        261,365  $        214,397
         Mortgages and other notes:
           4.00% to 6.00%                           162,153            52,975
           6.01% to 7.50%                           463,390           593,005
           7.51% to 9.00%                           303,542           314,014
           9.01% to 10.25%                            1,341             4,704
                                           ----------------- -----------------
                                           $      1,191,791  $      1,179,095
                                           ================= =================

         As of December 31, 2001, CRLP has an unsecured bank line of credit providing for total borrowings of up to $300 million. This line of credit agreement bears interest at LIBOR plus 115 basis points, is renewable in March 2003, and provides for a two-year amortization in the case of non-renewal. The line of credit agreement includes a competitive bid feature that will allow CRLP to convert up to $150 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The credit facility is primarily used by CRLP to finance property acquisitions and development and has an outstanding balance at December 31, 2001, of $261.4 million. The interest rate of this short-term borrowing facility, including the competitive bid balance, is 3.08% and 7.66% at December 31, 2001 and 2000, respectively.

         During 2001 and 2000, CRLP completed six public offerings of unsecured medium term debt securities totaling $80.0 million. The proceeds of the offerings were used to fund acquisitions, development expenditures, repay balances outstanding on CRLP's revolving credit facility, repay certain notes and mortgages payable, and for general corporate purposes. Details relating to these debt offerings are as follows:

                                                                     Gross
                      Type of                                       Proceeds
      Date              Note           Maturity       Rate       (in thousands)
-----------------  --------------- --------------------------   ----------------
February, 2000     Medium-term     February, 2005    8.82%   $            25,000
February, 2000     Medium-term     February, 2010    8.80%                20,000
March, 2000        Medium-term     March, 2010       8.80%                 5,000
December, 2000     Medium-term     December, 2010    8.08%                10,000
December, 2000     Medium-term     December, 2010    8.05%                10,000
December, 2001     Medium-term     December, 2006    7.46%                10,000
                                                                ----------------
                                                             $            80,000
                                                                ----------------

         Additionally during 2001, CRLP received proceeds of $39.0 million related to the secured financing of two properties, which is collateralized by the properties. At December 31, 2001, CRLP had $888.1 million in unsecured indebtedness including balances outstanding on its bank line of credit and certain other notes payable. The remainder of CRLP's notes and mortgages payable are collateralized by the assignment of rents and leases of certain properties and assets with an aggregate net book value of $354.9 million at December 31, 2001.

         The aggregate maturities of notes and mortgages payable, including CRLP's line of credit at December 31, 2001, are as follows:

                                            (in thousands)
         2002                             $          60,447
         2003                                       371,094
         2004                                       102,031
         2005                                        78,250
         2006                                        77,191
         Thereafter                                 502,778
                                          ------------------
                                           $      1,191,791
                                          ==================

         Based on borrowing rates available to CRLP for notes and mortgages payable with similar terms, the estimated fair value of CRLP's notes and mortgages payable at December 31, 2001 and 2000 was approximately $1.16 billion and $1.15 billion, respectively.

         Certain loan agreements of CRLP contain restrictive covenants, which, among other things, require maintenance of various financial ratios. At December 31, 2001, CRLP was in compliance with those covenants.

         Certain shareholders and trustees of the Company have guaranteed indebtedness of CRLP totaling $0.5 million at December 31, 2001. The Company has indemnified these individuals from their guarantees of this indebtedness. Certain partners of CRLP have guaranteed indebtedness of the Company totaling $27.3 million at December 31, 2001. These individuals have not been indemnified by the Company.

9. Derivative Instruments

         On January 1, 2001, CRLP adopted Statement of Financial Accounting Standard (SFAS) No. 133, (subsequently amended by SFAS Nos. 137 and 138) Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

         As of January 1, 2001, the adoption of the new standard resulted in derivative instruments reported on the balance sheet as liabilities of $0.9 million and a decrease of $0.9 million to Accumulated Other Comprehensive Loss, which is a loss not affecting retained earnings in the Consolidated Statement of Shareholders' Equity.

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

         CRLP has entered into several different hedging transactions in an effort to manage exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of CRLP's derivative financial instruments at December 31, 2001. The notional value at December 31, 2001 provides an indication of the extent of CRLP's involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

                                                                          Interest                     Fair Value
                Product Type                       Notional Value           Rate        Maturity     (in thousands)
--------------------------------------------- -------------------------- ------------ ------------- ------------------
1) Interest Rate SWAP, Cash Flow                  $30.2 - $27.7 million       5.932%       1/01/06         $  (1,549)
2) Interest Rate SWAP, Cash Flow                          $75.0 million       2.130%      12/10/02                 32
3) Interest Rate SWAP, Cash Flow                          $50.0 million       2.319%       1/01/03               (39)
4) Interest Rate SWAP, Cash Flow                          $25.0 million       2.430%       1/01/03               (47)
5) Interest Rate SWAP, Fair Value                         $50.0 million       5.015%       7/26/04              1,293
6) Interest Rate CAP, Cash Flow                           $21.1 million       6.850%       6/29/04                 99
7) Interest Rate CAP, Cash Flow                           $17.9 million       6.850%       7/06/04                 85
8) Interest Rate CAP, Cash Flow                           $30.4 million      11.200%       6/30/03                  1

         On December 31, 2001, the derivative instruments were reported at their fair value as Other Liabilities of $0.1 million. The offsetting adjustments are represented as losses in Accumulated Other Comprehensive Loss of $0.1 million. Year to date, CRLP has recorded a $15,000 loss in earnings due to some ineffectiveness on one of their swaps, resulting from a timing difference regarding rate reset dates.

         On July 3, 2001, CRLP terminated a forward-starting swap that was designated as hedging forecasted debt that did not occur. CRLP reclassified the balance of $130,000 held in Accumulated Other Comprehensive Income related to the swap as a gain in earnings.

         Most of CRLP's hedges are designated as cash flow hedges. Cash flow hedges hedge the future cash flows of current or forecasted debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income (loss) or in earnings--depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in accumulated other comprehensive income (loss). If the hedging transaction is characterized as a fair value hedge, then the changes in fair value of the hedge and the hedged item are reflected in earnings. If the fair value hedging relationship is fully effective, there is no net effect reflected in income or accumulated other comprehensive income (loss), and any offsets to the hedging transaction is reflected in notes and mortgages payable. Over time, the unrealized gains and losses held in accumulated other comprehensive income
(loss) will be reclassified to earnings. This reclassification is consistent with when the hedged items are also recognized in earnings. Within the next twelve months, CRLP expects to reclassify to earnings approximately $0.4 million of the current balance held in accumulated other comprehensive income (loss).

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

10.      Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following:

(in thousands)                                            For the year ended
                                                           December 31, 2001
                                                            ---------------

Net income available to common unitholders                    $ 64,119
Other comprehensive income (loss)
   Unrealized income (loss) on cash flow
        hedging activities                                      (1,403)
                                                             --------------
Comprehensive income                                          $ 62,716
                                                             --------------

         Accumulated  other   comprehensive   income  (loss)  consisted  of  the
following:

(in thousands)                                       Accumulated Other
                                                  Comprehensive Income (Loss)
                                                  ---------------------------

Balance December 31, 2000                                      $ --
Transition adjustment on cash flow
        hedging activities                                      (885)
             Current period change in fair value of
                     derivative instruments                     (518)
                                                  ---------------------------
Balance December 31, 2001                                   $ (1,403)
                                                  ---------------------------


11.       Capital Structure

         At December 31, 2001, the Company controlled CRLP as the sole general partner and as the holder of 65.3% of the common units of CRLP and 63.6% of the preferred units (Series A Preferred Units and Series C Preferred Units). The limited partners of CRLP who hold common units, are those persons (including certain officers and directors) who, at the time of the Initial Public Offering, elected to hold all or a portion of their interest in the form of units rather than receiving shares of common stock of the Company, or individuals from whom the Company acquired certain properties, who elected to receive units in exchange for the properties. Each unit may be redeemed by the holder thereof for either one share of Common Stock or cash equal to the fair market value thereof at the time of such redemption, at the option of CRLP. Additionally, in 1999, CRLP issued $100 million of Series B Cumulative Redeemable Perpetual Preferred Units (Series B Units) in a private placement, that are exchangeable for Series B Preferred Shares of the Company after ten years at the option of the holders of the Series B Units. (See Note 12)

         The Board of Trustees of the Company manages CRLP by directing the affairs of the Company. The Company's interests in CRLP entitle it to share in cash distributions from, and in the profits and losses of, CRLP in proportion to the Company's percentage interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

12.  Cash Contributions

         During June 2001, the Company issued 2,000,000 preferred units of beneficial interest (Series C Preferred Units). The Series C Preferred Units pay a quarterly dividend at 9.25% per annum and may be redeemed by the Company on or after June 19, 2006. The Series C Preferred Units have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. The Series C Preferred Units have a liquidation preference of $25.00 per share. The net proceeds of the offering were approximately $48.1 million and were used to repay outstanding balances under CRLP's unsecured line of credit.

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

13.  Employee Benefits

         Employees of CRLP hired prior to January 1, 2002 participate in a noncontributory defined benefit pension plan designed to cover substantially all employees. Pension expense includes service and interest costs adjusted by actual earnings on plan assets and amortization of prior service cost and the transition amount. The benefits provided by this plan are based on years of service and the employee's final average compensation. CRLP's policy is to fund the minimum required contribution under ERISA and the Internal Revenue Code.

         The table below presents a summary of pension plan status as of December 31, 2001 and 2000, as it relates to the employees of CRLP.

(amounts in thousands)                                                      2001              2000
-------------------------------------------------------------------    ---------------    --------------
Actuarial present value of accumulated benefit obligation
      including vested benefits of $$3,101 and $1,462                         $ 3,826           $ 1,918
      at December 31, 2001 and 2000, respectively
Actuarial present value of projected benefit obligations
      at year end                                                             $ 6,062           $ 3,460
Fair value of assets at year end                                              $ 4,063           $ 1,135
Accrued pension cost                                                          $ 2,077           $ 2,106
Net pension cost for the year                                                   $ 829             $ 625


Actuarial assumptions used in determining the actuarial present value of accumulated benefit obligations at January 1, 2001, are as follows:

                                                                            2001              2000
                                                                       ---------------    --------------
Weighted-average interest rate                                                  7.25%             7.50%
--------------------------------------------------------------------------------------------------------
Increase in future compensation levels                                          4.00%             4.00%

         CRLP participates in a salary reduction profit sharing plan covering substantially all employees. This plan provides, with certain restrictions, that employees may contribute a portion of their earnings with CRLP matching one-half of such contributions, solely at CRLP's discretion. Contributions by CRLP were approximately $321,000, $313,000, and $275,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

14.  Leasing Operations

         CRLP is in the business of leasing and managing multifamily, office, and retail property. For properties owned by CRLP, minimum rentals due in future periods under noncancelable operating leases extending beyond one year at December 31, 2001, are as follows:

                                                       (in thousands)
                                                      -----------------
         2002                                         $        148,893
         2003                                                  132,185
         2004                                                  115,684
         2005                                                   97,114
         2006                                                   78,202
         Thereafter                                            271,880
                                                      -----------------
                                                      $        843,958
                                                      =================

         The noncancelable leases are with tenants engaged in retail and office operations in Alabama, Georgia, Florida, North Carolina, South Carolina, Tennessee, Texas, and Virginia. Performance in accordance with the lease terms is in part dependent upon the economic conditions of the respective areas. No additional credit risk exposure relating to the leasing arrangements exists beyond the accounts receivable amounts shown in the December 31, 2001 balance sheet. Leases with tenants in multifamily properties are generally for one year or less and are thus excluded from the above table. Substantially all of CRLP's land, buildings, and equipment represent property leased under the above and other short-term leasing arrangements.

         Rental income for 2001, 2000, and 1999 includes percentage rent of $3.6 million, $5.7 million, and $4.7 million, respectively. This rental income was earned when certain retail tenants attained sales volumes specified in their respective lease agreements.

15.  Related Party Transactions

         CRLP has generally used affiliated construction companies to manage and oversee its development and expansion projects. CRLP paid $33.6 million, $46.7 million, and $62.8 million for property development costs to Lowder Construction Company, Inc., a construction company owned by The Colonial Company (TCC) (an affiliate of certain unitholders, and trustees), during the years ended December 31, 2001, 2000 and 1999, respectively. Of these amounts, $30.7million, $43.2 million, and $55.4 million was then paid to unaffiliated subcontractors for the construction of these development and expansion projects during 2001, 2000 and 1999, respectively. CRLP had outstanding construction invoices and retainage payable to Lowder Construction Company, Inc. totaling $0.4 million and $1.4 million at December 31, 2001 and 2000, respectively. CRLP also paid $67.0 million, $31.3 million, and $21.5 million for property construction costs to a construction company owned by a trustee during the years ended December 31, 2001, 2000 and 1999, respectively. Of these amounts, $60.3 million, $28.2 million, and $19.4 million was then paid to unaffiliated subcontractors for the construction of these development projects during 2001, 2000 and 1999, respectively. CRLP had outstanding construction invoices and retainage payable to this construction company totaling $1.8 million and $0.2 million at December 31, 2001 and 2000, respectively.

         During September 2000, CRLP purchased a parcel of land from Colonial Commercial Investments, Inc. (CCI), which is owned by trustees James K. Lowder and Thomas H. Lowder, through the issuance of 12,477 limited partnership valued at approximately $0.3 million. Subsequently, in 2001, CRLP sold the parcel of land to an unrelated party for approximately$0.4 million.

         During July 1998, CRLP acquired a 79.8% interest in Colonial Village at Haverhill. Effective May 1999, CRLP purchased the remaining 20.2% interest in this property by issuing 157,140 units to the seller. The seller is a trustee of the Company.

         Following is a summary of property acquisitions from entities for which trustees of the Company are involved as a partner or unitholder:

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

(1)      Represents the remaining 20.2% interest in the property.

         In August 2001, CRLP purchased the 99% voting stock and 1% equity interest in CPSI from CCI for approximately $4,000. Therefore, effective August 2001, CPSI is consolidated in CRLP's financial statements.

         CRLP and its subsidiaries provide certain services to and received certain services from related entities, which resulted in the following income (expense) included in the accompanying statements of income:

                                                  (Amounts in thousands)

                                                 2001       2000       1999
                                             ----------------------------------
  Rental income                                  $1,135     $1,478      $1,460
  Management/other fee income                       315        300         262
  Insurance brokerage expense                      (246)      (198)       (167)


16.  Subsequent Events

     Distribution

     On January 19, 2002, the Board of Trustees declared a cash distribution to partners of CRLP in the amount of $.66 per share and per partnership unit, totaling $21.3 million. The distribution was made to partners of record as of February 1, 2002, and was paid on February 8, 2002.

     Equity Offering

     On February 25, 2002, the Company entered into a transaction in which 560,380 shares of the Company's common shares were issued, resulting in net proceeds of $17.8 million to the Company. It is anticipated that 260,710 shares will be deposited by Salomon Smith Barney into The Equity Focus Trust REIT Portfolio Series, 2002-A, a newly formed unit investment trust, and 299,670 shares will be deposited into Cohen & Steers Quality Income Realty Fund, Inc. Subsequently, the Company transferred the net proceeds received to CRLP, which were used to repay a portion of the outstanding balance on CRLP's unsecured line of credit.

                        Report of Independent Accountants

To the Board of Trustees
   of Colonial Properties Trust:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Colonial Realty Limited Partnership at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Birmingham, Alabama

January 18, 2002, except for Note 16, as to which the date is February 25, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

         CRLP is managed by the Company, the general partner of CRLP. The trustees of the Company are as follows:

         Thomas H. Lowder, 52, has been a trustee of Colonial Properties Trust since its formation in July 1993. He is Chairman of the Board, President and Chief Executive Officer of the Company. Lowder became President of Colonial Properties, Inc., the Company's predecessor, in 1976, and since that time has been actively engaged in the acquisition, development, management, leasing and sale of multifamily, office and retail properties for Colonial Properties. Lowder's most recent board appointment was his election to the National Association of Real Estate Investment Trust (NAREIT) Board in June 1999 and subsequent appointment as Chairman of the Audit Committee. He is also a member and past president of the Alabama Chapter of the Realtors National Marketing Institute through which he successfully completed commercial real estate investment courses to receive the CCIM (Certified Commercial Investment Member) designation. He is presently a member of the Board of the following organizations: United Way, Children's Hospital, Birmingham Southern College, Community Foundation of Greater Birmingham, and Crippled Children's Foundation. Mr. Lowder is a member of the Executive Committee of the board of trustees.

         Carl F. Bailey, 71, has been a trustee of the Company since September 1993. Mr. Bailey is a former co-chairman of BellSouth Telecommunications, Inc. and former chairman and chief executive officer of South Central Bell Telephone Company, positions from which he retired in 1991. He worked for South Central Bell in a number of capacities over the past three and a half decades and was elected president and a member of the board of directors in 1982. Mr. Bailey is chairman of TekQuest, Inc., a manufacturing company, and a member of the board of SouthTrust Corporation. Mr. Bailey serves on the board of trustees of Birmingham Southern College. Mr. Bailey is a member of the Executive Committee and is chairman of the Audit Committee of the board of trustees.

         M. Miller Gorrie, 66, has been a trustee of the Company since 1993. Mr. Gorrie is chairman of the board and chief executive officer of Brasfield & Gorrie, L.L.C., a regional general contracting firm located in Birmingham, Alabama that is ranked 51st in the ENR's "Top 400 Contractors." He serves on the boards of Baptist Hospital Foundation, the Metropolitan Development Board of Birmingham, Economic Development Partnership of Alabama, the Alabama Symphony Orchestra and the University of Alabama at Birmingham Civil Engineer Advisory Board. In the past he has served as a director of AmSouth Bank, the Southern Research Institute, United Way of Central Alabama, the Associated General Contractors, Alabama Chamber of Commerce, the Building Science Advisory Board of Auburn University, and the Business Council of Alabama. Mr. Gorrie is chairman of the Executive Committee and is a member of the Executive Compensation Committee of the board of trustees.

         William M. Johnson, 55, has been a trustee of the Company since July 1997, in connection with the Company's acquisition from Mr. Johnson, by merger, of seven office buildings and retail space totaling 560,600 square feet in Mansell 400 Business Center, the largest Class-A multi-tenant office park in the North Fulton (Atlanta, Georgia) area. In 1978, Mr. Johnson founded Johnson Development Company, a real estate development, construction and management firm where he directed the development of 1.2 million square feet of office, warehouse, retail and hotel space having a value in excess of $117 million. Mr. Johnson is a member of the board of trustees of Asbury Theological Seminary, a member of the Board of Directors of Reach Out Youth Solutions, and is Chairman of the World Parish Ministries. Mr. Johnson also serves as a strategic planning advisor for several para-church ministries. In 1999, Mr. Johnson established a family foundation that provides financial assistance to twenty-eight local, national and international ministries. Mr. Johnson is a member of the Executive Compensation Committee and Executive Committee of the board of trustees of the Company.

         James K. Lowder, 52, has been a trustee of the Company since its formation in July 1993. Mr. Lowder is also chairman of the board of The Colonial Company, chairman of the board of Lowder Construction Company, Inc., Lowder New Homes, Inc., Colonial Insurance Agency, Inc., Lowder Realty Company, Inc., Colonial Commercial Development, Inc., Colonial Homes, Inc., American Colonial Insurance Company, Colonial Commercial Realty, Inc. and Colonial Commercial Investments, Inc. He is a member of the Home Builders Association of Alabama, and the Greater Montgomery Home Builders Association, and is a member of the board of directors of Alabama Power Company. Mr. Lowder is a member of the Executive Compensation Committee of the board of trustees. Mr. Lowder is the brother of Thomas H. Lowder, who is an incumbent trustee.

         Herbert A. Meisler, 74, has been a trustee of the Company since 1995. Together with Mr. Ripps, he formed The Rime Companies, a real estate development, construction and management firm specializing in the development of multifamily properties. In December 1994, the Company purchased ten multifamily properties from partners associated with The Rime Companies. While with The Rime Companies, Mr. Meisler oversaw the development and construction of approximately 15,000 multifamily apartment units in the Southeastern United States. He currently serves on the board of directors of the Community Foundation of South Alabama and the Mobile Airport Authority and was Philanthropist of the Year in Mobile, Alabama. He is a past director of the Alabama Eye and Tissue Bank and past president of the Mobile Jewish Welfare Fund. Mr. Meisler is a member of the Executive Compensation Committee (and its Option Plan Subcommittee) and the Audit Committee of the board of trustees.

         Claude B. Nielsen, 51, has been a trustee of the Company since September 1993. Since 1990, Mr. Nielsen has been president and chief executive officer of Coca-Cola Bottling Company United, Inc., headquartered in Birmingham, Alabama, serving also as chief operating officer from 1990 to 1991 and as chief executive officer since 1991. Prior to 1990, Mr. Nielsen served as president of Birmingham Coca-Cola Bottling Company. Mr. Nielsen is on the board of directors of AmSouth Bancorporation and also serves as a board member of the Birmingham Airport Authority. Mr. Nielsen is chairman of the Executive Compensation Committee, a member of the Executive Committee of the board of trustees and is chairman of its Option Plan Subcommittee.

         Harold W. Ripps, 63, has been a trustee of the Company since 1995. Together with Herbert A. Meisler, another member of the board of trustees, he formed The Rime Companies, a real estate development, construction and management firm specializing in the development of multifamily properties. In December 1994, the Company purchased ten multifamily properties from partners associated with The Rime Companies. While with The Rime Companies, Mr. Ripps oversaw the development and construction of approximately 15,000 multifamily apartment units in the Southeastern United States. He is a member of the executive committee of the Birmingham Council of Boy Scouts of America, the board of trustees of Birmingham Southern College and the President's Council of the University of Alabama in Birmingham. Mr. Ripps is a member of the Executive Committee of the board of trustees.

         Donald T. Senterfitt, 82, has been a trustee of the Company since September 1993. Mr. Senterfitt is chairman of the board of directors of Colonial Bank, Central Florida. He is a former director and vice chairman of SunTrust Banks, Inc., a bank holding company. He is past president of the American Bankers Association and former general counsel to the Florida Bankers Association, having served both organizations in a number of other capacities. Mr. Senterfitt is a member and a 1997 Laureate of the Mid-Florida Business Hall of Fame and a member of the President's Council of the University of Florida. He is a member of the board of directors of CITE, Inc., the Center for Independence, Technology and Education, a non-profit organization which serves the needs of blind, visually handicapped and multi-handicapped children and adults, and served as its president for three years. Mr. Senterfitt is a member of the Audit Committee of the board of trustees of the Company.

                        Executive Officers of the Company

          The following is a biographical summary of the executive officers of the Company:

         Thomas H. Lowder, 52, has been a trustee of Colonial Properties Trust since its formation in July 1993. He is Chairman of the Board, President and Chief Executive Officer of the Company. Lowder became President of Colonial Properties, Inc., the Company's predecessor, in 1976, and since that time has been actively engaged in the acquisition, development, management, leasing and sale of multifamily, office and retail properties for Colonial Properties. Lowder's most recent board appointment was his election to the National Association of Real Estate Investment Trust (NAREIT) Board in June 1999 and subsequent appointment as Chairman of the Audit Committee. He is a current member of the National Association of Industrial and Office Parks, and the International Council of Shopping Centers. He is also a member and past president of the Alabama Chapter of the Realtors National Marketing Institute through which he successfully completed commercial real estate investment courses to receive the CCIM (Certified Commercial Investment Member) designation. He is presently a member of the Board of the following organizations: United Way, Children's Hospital, Birmingham Southern College, Community Foundation of Greater Birmingham, The John Carroll Catholic High School Educational Foundation and Crippled Children's Foundation. He is past Chairman of the Birmingham Area Chapter of the American Red Cross. Lowder served as Chairman of the 2001 United Way Campaign for Central Alabama. He graduated with honors from Auburn University with a Bachelor of Science Degree.

         C. Reynolds Thompson, III, 39, Chief Operating Officer of the Company since September 1999, responsible for the Multifamily, Office, Retail and Mixed-Use divisions. Thompson oversees the management, acquisition, leasing and development of properties within its three operating divisions and development in the mixed-use division. Prior to his appointment as Chief Operating Officer, Thompson was Chief Investment Officer, responsible for investment strategies, market research, due diligence, mergers and acquisitions, joint venture development and cross-divisional acquisitions. Prior to his position as Chief Investment Officer, Thompson served as Executive Vice President--Office
Division, with responsibility for management of all office properties owned and/or managed by the Company, from May 1997 to May 1998. Thompson joined Colonial Properties Trust in February 1997 as Senior Vice President--Office Acquisitions, with responsibility for all acquisitions of office properties. Prior to joining Colonial Properties Trust, Thompson worked for CarrAmerica Realty Corporation in office building acquisitions and due diligence. His fourteen-year real estate background includes acquisitions, development, leasing, and management of office properties in the south. Thompson is a member of the Executive Committee of the Metropolitan Development Board, an active member of the National Association of Industrial and Office Parks, and he serves on the Board of Trustees for the Alabama Real Estate Research and Education Center. Thompson holds a Bachelor of Science Degree from Washington and Lee University.

         Howard B. Nelson, Jr., 54, Chief Financial Officer of the Company, with general responsibility for financing matters since May 1997. Nelson was Senior Vice President and Chief Operating Officer of the Company, with responsibility for the day-to-day management of the Company, from September 1993 to May 1997. He joined Colonial Properties in 1984 as Vice President and became Senior Vice President- Finance in 1987. Nelson presently serves on the Birmingham-Southern College Edward Lee Norton Board of Advisors for Management and Professional Education, and the Business Council of Alabama's Progress PAC Board of Directors. Nelson has served in the past on the Accounting and Technology committee of the Real Estate Roundtable, as treasurer, vice president, president and board member of the Birmingham Chapter of the National Association of Industrial and Office Parks (NAIOP), the College of Business Advisory Council of Auburn University and on the Board of Directors of the Children's Harbor Family Center. Nelson holds a Bachelor of Science Degree from Auburn University.

         John P. Rigrish, 53, Chief Administrative Officer-Executive Vice President of the Company, with responsibilities for the supervision of Accounting Operations, Information Technology, Human Resources and Employee Services since 1998. Prior to joining Colonial Properties, Rigrish worked for BellSouth in Corporate Administration and Services. Rigrish holds a Bachelor of Science degree from Samford University and did his postgraduate study at Birmingham-Southern College. He served on the Edward Lee Norton Board of Advisors for Management and Professional Education at Birmingham-Southern College and the Board of Directors of Senior Citizens, Inc. in Nashville, Tennessee.

         Paul F. Earle, 43, Executive Vice-President-Multifamily Division of the Company, with responsibility for management of all multifamily properties owned and/or managed by the Company, since May 1997. He joined Colonial in 1991 and has served as Vice President - Acquisitions, as well as Senior Vice President - Multifamily Division. Mr. Earle serves as Chairman of the Alabama Multifamily Council and is an active member of the National Apartment Association. He also serves as President of the Board of Directors of Big Brother/Big Sisters and is a Board member of the National Multifamily Housing Council. Before joining Colonial, Mr. Earle was the President and Chief Operating Officer of American
Residential Management, Inc., Executive Vice President of Great Atlantic Management, Inc. and Senior Vice President of Balcor Property Management, Inc.

         Daryl K. Mangan, 58, Executive Vice President-Retail Division of the Company, with general responsibility for management of all retail properties owned and managed by the Company since December 2001. His thirty-year real estate background includes acquisitions, dispositions, development, leasing, and management of retail properties including his position as Executive Vice President at Equitable Real Estate Investment Management, Inc where he was responsible for the management of a $6 billion retail portfolio consisting of 75 regional malls and 40 other retail properties. Prior to joining Colonial Properties Trust, Mangan worked for Cole National as Vice President responsible for development. Mangan also worked for Safeco Properties, Inc. as Senior Vice President responsible for the Company's national shopping center portfolio and for Federated Department Stores, Inc as Senior Vice President responsible for development where he concentrated on remodeling, expanding and re-merchandising the retail portfolio. Mangan is an active member of The International Council of Shopping Centers where he serves as a judge for the Design and Development Awards Program. Mangan holds a Bachelor of Administration Degree in Design and Industry and Masters Degree in Business Administration from California State University.

         John N. Hughey, 42, Executive Vice President-Retail Development Division of the Company, with responsibility for all retail development since December 2001. He joined Colonial Properties in 1982 and assumed management responsibility for an increasing number of shopping centers until being named Senior Vice President - Retail Division of Colonial in 1991 and was named Executive Vice President in May 1997. Hughey served as the Alabama/Mississippi State Operations Chairman for the International Council of Shopping Centers from 1993-1995. He holds a Bachelor of Science Degree from Auburn University.

         Charles A. McGehee, 55, Executive Vice President - Mixed-Use Development Division of the Company, with responsibility for the Company's development of properties with mixed-use product types since September 1999. McGehee also oversees land acquisitions and dispositions. From September 1993 to September 1999 McGehee was responsible for Land Acquisitions and Development, Brokerage and Dispositions for Colonial Properties. From January 1990 to September 1993 McGehee was Senior Vice President - Office Division. He joined the Company in 1976 as Vice President of Retail Leasing and was responsible for leasing all retail space owned and/or managed by Colonial Properties. Mr.
McGehee has served as president and as a board member of the National Association of Industrial and Office Parks (NAIOP) and is a member of the Board of Directors of the Birmingham Area Board of Realtors. McGehee is currently on the Board of Trustees for the Birmingham Chamber of Commerce. He holds a Bachelor of Science Degree from Auburn University.

         Robert A. "Bo" Jackson, 47, Executive Vice President-Office Division of the Company, with general responsibility for management of all office properties owned and managed by the Company. Prior to joining Colonial Properties, Jackson worked for Beacon Properties as a Vice President responsible for leasing performance, new office development and acquisitions throughout the Southeast. He has been involved in over 10 million square feet of Atlanta urban and suburban office development. Jackson has received professional accolades from The Atlanta Board of Realtors, The Downtown Developers Group and The National Association of Industrial and Office Parks (NAIOP). Jackson is active member of NAIOP and an active member of the Urban Land Institute. He is also a member of the Board of Directors of the Greater North Fulton Chamber of Commerce. Jackson holds a Bachelor of Science Degree in Business Administration from the University of Delaware.

         Kenneth E. Howell, 52, has been Senior Vice President-Chief Accounting Officer of the Company, with general responsibility for the supervision of accounting for all of the properties owned and/or managed by the Company, since August 1998. Mr. Howell joined the Company in 1981, and served as Controller for Colonial from 1986-1998. From 1981-1986 he held the position of Assistant Controller of the Colonial Company, parent company of the then private Colonial Properties, Inc. He serves on the Auburn University School of Accountancy Advisory Board. Mr. Howell holds a Bachelor of Science Degree in Business Administration from Auburn University.

Item 11.          Executive Compensation.

         The following table sets forth certain information concerning the annual and long-term compensation for the chief executive officer and the four other most highly compensated executive officers of the Company (the "Named Executive Officers"):

                           Summary Compensation Table

                                        Annual Compensation                           Long-Term Compensation
                                -----------------------------------------  -----------------------------------------------
                                                                             Restricted     Securities            All
                                                             Other Annual       Share       Underlying          Other
Name and Principal Position      Year Salary ($)Bonus ($)(1) Compensation    Awards($)(1)   Options (#)     Compensation(2)
---------------------------      ---- ---------------------- ------------  --------------   -----------     ---------------
Thomas H. Lowder                 2001 $328,269 $   --              --         $474,586        81,060          $5,100
    Chairman of the Board        2000  315,000     --              --          119,000        37,500           5,062
    President and Chief          1999  315,000     --              --           47,600        50,000           4,800
       Executive Officer         1998  310,000     --              --           94,640            --           2,721


C. Reynolds Thompson, III        2001  271,884  111,720            --          214,988        47,988           5,100
    Chief Operating Officer      2000  248,000   40,000            --               --        20,000           5,100
                                 1999  199,213       --            --           41,300        16,667           4,800
                                 1998  149,500   22,500            --           38,500           --            2,906


Howard B. Nelson, Jr.            2001  228,269       --            --          247,448        35,666           5,100
    Chief Financial Officer and  2000  215,000   15,190            --           22,134        12,500           5,100
          Secretary              1999  215,000       --            --           37,800        16,667           4,800
                                 1998  208,000       --            --           53,200            --           2,721


Robert A. Jackson                2001  188,269  137,000            --           26,114        23,994           1,461
       Executive Vice President  2000  175,000   98,100            --               --        10,000           3,062
             Office Division     1999  155,000   25,000            --               --        13,333           3,479
                                 1998  130,000   64,000            --           20,148            --              --


Paul F. Earle                    2001  186,884       --            --          220,015        23,994           4,205
    Executive Vice President-    2000  163,000       --            --           70,924        10,000           3,661
           Multifamily Division  1999  155,000   12,200            --           69,217        13,333           3,704
                                 1998  145,000   10,000            --           21,000            --           2,847

(1) The Company's incentive compensation plan permits officers to elect to receive all or part of their annual bonus in the form of restricted shares instead of cash. Officers who elect to receive up to 50% of their bonus in restricted shares receive shares having a market value on the issue date equal to 125% of the deferred amount. Officers who elect to receive more than 50% of their annual bonus in restricted shares receive shares having a market value on the issue date equal to 140% of the deferred amount. For 2001, Messrs. Lowder, Thompson, Nelson, Jackson and Earle elected to receive 100%, 51%, 100%, 0% and 100%, respectively, of their bonuses in restricted shares. The restricted shares issued to Messrs. Lowder, Thompson, Nelson and Earle vest over 3 years, with 50% vesting on the first anniversary of the issue date and the remaining 25% vesting in equal installments on the second and third anniversaries of the issue date. In addition to these shares, Messrs. Lowder, Thompson, Nelson, Jackson and Earle received 2,765, 1,611, 1,199, 806 and 806, respectively, of performance based restricted shares. The performance based restricted shares vest in eight years or on an accelerated scale based on the Company's performance. The number and value of restricted shares held by the Named Executive Officers as of December 31, 2001 were as follows: Mr. Lowder - 8,489 shares ($264,432); Mr. Thompson - 2,925 shares
          ($91,114);  Mr. Nelson - 3,371 shares  ($105,007);  Mr.  Jackson - 400 shares ($12,460) and Mr. Earle- 4,714 shares ($146,841). Dividends are paid on restricted shares at the same rate paid to all other holders of common shares.

(2) All Other Compensation consists solely of employer contributions to the Company's 401(k) plan.

         The following table sets forth certain information concerning option exercises during 2001 and unexercised options held by the Named Executive Officers at December 31, 2001:

                           Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                                                    Number of                 Value of Unexercised
                            Shares                            Securities Underlying               In-the-Money
                           Acquired           Value            Unexercised Options                   Options
Name                    on Exercise(#)     Realized($)        at December 31, 2001          at December 31, 2001(1)
----                    --------------     -----------        -----------------------------------------------------
                                                            Exercisable Unexercisable     Exercisable Unexercisable

Thomas H. Lowder......        --              --             91,335        144,450        $ 492,980      $ 688,352

C. Reynolds Thompson, III     --              --             13,166        70,844            70,844        341,784

Howard B. Nelson, Jr..     9,910         $66,905             27,667        48,150            98,505        229,451

Robert A. Jackson.....     7,333          26,306             10,000        43,882             4,625        175,144

Paul F. Earle.........        --              --             13,333        38,520            50,745        183,560
------------------------

(1) Based on the closing price of $31.15 per Common Share on December 31, 2001, as reported by the New York Stock Exchange.

         The following table sets forth certain information relating to options to purchase common shares granted to the Named Executive Officers during 2001:

                        Option Grants in Last Fiscal Year

                                Individual Grants
-------------------------------------------------------------------------
                                            Percent
                           Number of       of Total
                          Securities        Options
                          Underlying      Granted to      Exercise
                            Options      Employees in       Price          Expiration         Option
Name                     Granted (#) 1    Fiscal Year      ($/Sh)             Date            Value2
-------------------------------------------------------------------------------------------------------

Thomas H. Lowder......          84,450        19.10%        $ 26.88          1/25/11         $ 86,139

C. Reynolds Thompson, III       44,410        10.04%          26.88          1/25/11           45,298

Howard B. Nelson, Jr..          28,150         6.37%          26.88          1/25/11           28,713

Robert A. Jackson.....          20,549         4.65%          26.88          1/25/11           20,960

Paul F. Earle.........          22,520         5.09%          26.88          1/25/11           22,970

(1) All options granted in 2001 become exercisable in five equal annual installments beginning on the first anniversary of the date of grant and have a term of ten years.

(2) The Black-Scholes option pricing model was chosen to estimate the value of the options set forth in this table. The Company's use of this model should not be construed as an endorsement of its accuracy of valuing options. All option valuation models, including the Black-Scholes model, require a prediction about the future movement of the share price. The following assumptions were made for the purposes of calculating the option value: an option term of 10 years, volatility of 14.56%, dividend yield at 8.19%, and interest rate of 5.09%. The real value of the options to purchase common shares in this table depends upon the actual performance of the Company's common shares, the option holder's continued employment throughout the option period, and the date on which the options are exercised.

         The Company maintains a retirement plan for all of the employees of the Company and its subsidiaries hired before January 1, 2002. An employee becomes eligible to participate in the plan on January 1 or July 1 following the first anniversary of the person's employment by the Company or one of its consolidated or unconsolidated subsidiaries or age 21 if later. Benefits are based upon the number of years of service (maximum 25 years) and the average of the participant's earnings during the five highest years of compensation during the final 10 years of employment. Each participant accrues a benefit at a specified percentage of compensation up to the Social Security covered compensation level, and at a higher percentage of compensation above the Social Security covered compensation level. A participant receives credit for a year of service for every year in which 1,000 hours are completed in the employment of the Company or its predecessor or any of the Company's subsidiaries.

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

         The benefits shown are limited by the current statutory limitations which restrict the amount of benefits which can be paid from a qualified retirement plan. The statutory limit on compensation which may be recognized in calculating benefits is $170,000 in 2001. This limit is scheduled to increase periodically with the cost of living.

         Covered compensation under the plan includes the employees' base salary and other earnings received from the Company. Thomas H. Lowder has 27 years of covered service under the plan, Howard B. Nelson, Jr. has 17 years of service,
C. Reynolds Thompson, III has 5 years of service, Robert A. Jackson has 4 years of service, and Paul F. Earle has 10 years of service.

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

                 EXECUTIVE COMPENSATION COMMITTEE INTERLOCKS AND

                              INSIDER PARTICIPATION

         None of the five members of the Executive Compensation Committee is an employee of the Company. As described below, M. Miller Gorrie and James K. Lowder, who are members of the committee, own interests in certain entities that, during 2001, were parties to certain transactions involving the Company.

         The Company engaged Lowder Construction Company, Inc., of which Mr. J. Lowder serves as the chairman of the board and which is indirectly owned by Messrs. J. Lowder and T. Lowder, to serve as construction manager for two multifamily developments and one retail development project during 2001. The Company paid a total of $33.6 million ($30.7 million of which was then paid to unaffiliated subcontractors) for the construction of these development projects during 2001. The Company had outstanding construction invoices and retainage payable to Lowder Construction Company, Inc. totaling $0.4 million at December 31, 2001.

         Brasfield & Gorrie General Contractors, Inc. ("B&G"), a corporation of which Mr. Gorrie is a shareholder and chairman of the board, was engaged to serve as construction manager for six office and retail development projects during 2001. The Company paid B&G a total of $67.0 million ($60.3 million of which was then paid to unaffiliated subcontractors) during 2001. The Company had outstanding construction invoices and retainage payable to this company totaling $1.8 million at December 31, 2001.

         A subsidiary of the Company provided management and leasing services during 2001 to certain entities in which Messrs. J. Lowder, T. Lowder and R. Lowder have an interest. The aggregate amount of fees paid to the subsidiary by such entities during 2001 was approximately $0.2 million.

         Colonial Insurance Company, a corporation indirectly owned by the Lowder family, provided insurance brokerage services for the Company during 2001. The aggregate amount paid by the Company to Colonial Insurance Company for these services for the year ended December 31, 2001, was approximately $0.2 million. The Company performed Risk Management Administrative Services for which Colonial Insurance Company paid the Company $0.1 million during 2001.

         The Company leased space to certain entities in which the Lowder family has an interest and received rent from these entities totaling approximately $1.1 million during 2001.

                              CERTAIN TRANSACTIONS

         During fiscal year 2001, the Company engaged in certain transactions in which certain of its trustees and executive officers had a financial interest. Several of these transactions, which involved members of the Executive Compensation Committee, are described above under the caption "Compensation Committee Interlocks and Insider Participation," and were approved by a majority of the Company's independent trustees.

         A subsidiary of the Company currently is negotiating to acquire a 20% interest in three aircraft from NRH Enterprises, L.L.C., an entity in which Mr. Ripps indirectly has an approximate 33% interest. The purchase price is expected to be $1,440,000. The subsidiary also expects to enter into a joint ownership agreement with the other owners of the aircraft, including NRH Enterprises. Under that agreement, the subsidiary expects to be obligated to pay to NRH Enterprises, as agent for all of the owners of the aircraft, a monthly fee of $10,000, plus $1,400 per hour of Company flight time, to cover the operating expenses of the aircraft. The subsidiary does not expect NRH Enterprises to be compensated for its services as agent. In addition, the subsidiary expects to enter into an aircraft services agreement with MEDJET Assistance, L.L.C., an entity in which Mr. Ripps indirectly has an approximate 40% interest. Under this agreement, the subsidiary expects to be obligated to pay a monthly fee of $5,000 to MEDJET Assistance for managing the use, maintenance, storage and supervision of the aircraft. The subsidiary expects this $5,000 monthly fee to be paid by NRH, on behalf of the subsidiary, from the $10,000 monthly fee referred to above. Separately, the subsidiary paid or will pay to NRH Enterprises a total of $63,353 for periodically leasing the aircraft in 2001 and 2002 (through the date of this proxy statement).

Item 12.          Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of Units as of March 11, 2002 for (1) each person known by CRLP to be the beneficial owner of more than five percent of the CRLP's outstanding Units, (2) each trustee of the Company and each Named Executive Officer and (3) the trustees and executive officers of the Company as a group. Each person named in the table has sole voting and investment power with respect to all Units shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. References in the table to "Units" are to units of limited partnership interest in the Operating Partnership. The extent to which a person held common shares of Beneficial interest of Colonial Properties Trust as of March 11, 2002, under the caption "Voting Securities and Principal Holders Thereof", and is incorporated by reference in this Annual Report and shall be deemed a part hereof. Unless otherwise provided in the table, the address of each beneficial owner is Colonial Plaza, Suite 750, 2101 Sixth Avenue North, Birmingham, Alabama 35203.


Name and Business Address                                 Number of              Percent of
of Beneficial Owner                                         Units                 Units (1)
-------------------------------------                      --------               ---------

Colonial Properties Trust...................           21,875,050                   66.3%

Thomas H. Lowder .. ........................            2,938,373  (2)               8.9%

James K. Lowder ............................            2,938,373  (3)               8.9%
2000 Interstate Parkway
Suite 400
Montgomery, Alabama  36104

Robert E. Lowder ...........................            1,750,372  (4)               5.3%
One Commerce Street
Montgomery, Alabama  36104

Carl F. Bailey .............................               17,595                      *

M. Miller Gorrie ...........................              266,523  (5)                 *

William M. Johnson .........................              920,455  (6)               2.8%

Herbert A. Meisler .........................              544,529  (7)               1.7%

Claude B. Nielsen ..........................                5,865                      *

Harold W. Ripps ............................            1,925,975                    5.8%

Donald T. Senterfitt .......................                2,159                      *

C. Reynolds Thompson, III ..................               17,595                      *

Howard B. Nelson, Jr. ......................               17,595                      *

Robert A. Jackson ..........................               17,595                      *

Paul F. Earle ..............................               17,595                      *

All executive officers and trustees as a group
    (17 persons) ...........................            9,694,742  (8)              29.4%

----------------------

*        Less than 1%

(1)      The number of units outstanding as of March 11, 2002 was 33,017,790.

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

(5) Includes 157,140 Units owned by MJE, LLC., and 109,383 Units owned by Mr. Gorrie.

(6) Includes 568,281 Units owned by Mr. Johnson, 74,505 Units owned by William M. Johnson Investments I, LLP, an entity controlled by Mr. Johnson, 177,669 Units held in the William M. Johnson and Phyliss B. Johnson Foundation, Inc. and 100,000 units held in the William M. Johnson and Phyllis B. Johnson Supporting Foundation, Inc..

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

14(a)(1) and (2)  Financial Statements and Schedules

         Index to Financial Statements and Financial Statement Schedule

Financial Statements:

         The  following  financial  statements  of CRLP are included in Part II,
Item 8 of this report:

         Consolidated Balance Sheets as of December 31, 2001 and 2000

         Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999

         Consolidated Statements of Partner's Capital for the years ended December 31, 2001, 2000, and 1999

         Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999

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

     (psi) 10.2.4  Registration  Rights and Lock-Up  Agreement  dated August 20,
                   1997, among the Company and the persons named therein.

     (psi) 10.2.5  Registration  Rights and Lock-Up  Agreement dated November 1,
                   1997, among the Company and the persons named therein.

     (psi) 10.2.6  Registration Rights and Lock-Up  Agreement dated July 1,
                   1997,  among the Company and the persons named therein.

     (psi) 10.2.7  Registration  Rights and  Lock-Up  Agreement  dated July 1,
                   1996, among the Company and the persons named therein.

(psi)(psi) 10.2.8  Registration Rights and Lock-Up Agreement dated February 23,
                   1999, among the Company Belcrest Realty Corporation, and Belair Real Estate Company.

(psi)(psi) 10.2.9  Registration Rights and Lock-Up Agreement dated July 1,
                   1998, among the Company and the persons named therein.

(psi)(psi) 10.2.10 Registration Rights and Lock-Up Agreement dated July 31,
                   1997, among the Company and the persons named therein.

(psi)(psi) 10.2.11 Registration Rights and Lock-Up Agreement dated November 18,
                   1998, among the Company and the persons named therein.

(psi)(psi) 10.2.12 Registration Rights and Lock-Up Agreement dated December 29,
                   1994, among the Company and the persons named therein.

(psi)(psi) 10.2.13 Registration Rights and Lock-Up Agreement dated April 30,
                   1999, among the Company and the persons named therein.

         + 10.6++  Officers and Trustees Indemnification Agreement.

         + 10.7    Partnership Agreement of the Management Partnership.

        ** 10.8 Articles of Incorporation of the Management Corporation, as amended.

         + 10.9    Bylaws of the Management Corporation.

        ++ 10.10 Credit Agreement between the Colonial Realty Limited Partnership and SouthTrust Bank, National Association, AmSouth Bank N.A., Wells Fargo Bank, National Association, Wachovia Bank N.A., First National Bank of Commerce, N.A., and PNC Bank, Ohio, National Association dated July 10, 1997 and related promissory notes.

(psi)(psi) 10.11.1 Amendment to Credit Agreement dated July 10, 1998.

(psi)(psi) 10.11.2 Second Amendment to Credit Agreement dated August 21, 1998.

         + 10.12++ Annual Incentive Plan.

      ++++ 10.13   Indenture  dated as of July 22, 1996, by and between
                   Colonial Realty Limited Partnership and Bankers Trust
                   Company, as amended.

(psi)(psi) 10.13.1 First Supplemental  Indenture dated as of December 31, 1998, by and between Colonial Realty Limited Partnership and Bankers Trust Company.

     (phi) 10.14   Executive Unit Purchase Program - Program Summary

     (phi) 10.15   Form of Promissory Note

     (phi) 10.16   Reimbursement Agreement dated January 25, 2000 between
                   Colonial Realty Limited Partnership and Employee Unit
                   Purchase Plan participants.

           12.1    Ratio of Earnings to Fixed Charges

           23.1    Consent of PricewaterhouseCoopers LLP

--------------------
*       Incorporated by reference to the Company's Form 8-K dated
        November 5, 1997.

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

(psi)(psi)Incorporated by reference to the same titled and numbered exhibit in the Company's Annual Report on Form 10-K dated December 31, 1998.

(phi) Incorporated by reference to the same titled and numbered exhibit in the Company's Annual Report on Form 10-K dated December 31, 1999.

14(b)             Reports on Form 8-K

                  Reports on Form 8-K filed during the last quarter of 2001:
                        None

14(c)             Exhibits

                  The list of Exhibits filed with this report is set forth in response to Item 14(a)(3).

14(d)             Financial Statements

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2002.

                                COLONIAL REALTY LIMITED PARTNERSHIP
                                a Delaware limited partnership
                            By: Colonial Properties Trust, its general partner

                            By: /s/ Howard B. Nelson Jr.
                                ----------------------------
                                    Howard B. Nelson, Jr.
                                    Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities with Colonial Properties Trust indicated on March 28, 2002.

                     Signature

         /s/  Thomas H. Lowder                          Chairman of the Board,
---------------------------------------------------     President, and Chief
              Thomas H. Lowder                          Executive Officer

         /s/  Howard B. Nelson, Jr.                     Chief Financial Officer
---------------------------------------------------
              Howard B. Nelson, Jr.

         /s/  Kenneth E. Howell                         Senior Vice President-
---------------------------------------------------     Chief Accounting Officer
              Kenneth E. Howell

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

         /s/  Herbert A. Meisler                        Trustee
---------------------------------------------------
              Herbert A. Meisler

         /s/  Claude B. Nielsen                         Trustee
---------------------------------------------------
              Claude B. Nielsen

         /s/  Harold W. Ripps                           Trustee
---------------------------------------------------
              Harold W. Ripps

         /s/  Donald T. Senterfitt                      Trustee
---------------------------------------------------
              Donald T. Senterfitt

                                  SCHEDULE III
                           COLONIAL PROPERTIES TRUST
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2001

                                                                  Initial Cost to                Cost      Gross Amount at Which
                                                                      Company                Capitalized  Carried at Close of Period
                                                        -----------------------------------                 ----------------
                                                                            Buildings and    Subsequent to
        Description                    Encumbrances           Land           Improvements    Acquisition          Land
--------------------------------     ----------------   ----------------   ---------------- -------------   ----------------

Multifamily:
CG at Carrollwood                          10,200,000        1,464,000       10,657,840        1,952,166        1,464,000
CG at Citrus Park                                 -0-        1,323,593              -0-       11,307,239        1,328,323
CG at Cypress Crossing                            -0-        8,781,859              -0-       12,718,923        2,125,136
CG at Edgewater                            21,788,244        1,540,000       12,671,606       13,523,499        2,602,325
CG at Galleria                             22,400,000        4,600,000       39,078,925        4,544,363        4,600,000
CG at Galleria II                                 -0-          758,439        7,902,382           78,002          758,439
CG at Galleria Woods                              -0-        1,220,000       12,480,949          557,006        1,220,000
CG at Heather Glen                                -0-        3,800,000              -0-       30,851,561        4,134,235
CG at Heathrow                                    -0-        2,560,661       17,612,990          647,610        2,560,661
CG at Hunter's Creek                       30,416,491       33,264,022              -0-          683,394        5,308,112
CG at Lakewood Ranch                              -0-        2,320,442              -0-       19,883,349        2,148,814
CG at Liberty Park                                -0-        2,296,019              -0-       24,965,175        2,296,019
CG at Madison                              17,756,649        1,689,400              -0-       21,626,713        1,831,550
CG at Natchez Trace                        10,744,875        1,312,000       16,568,050          211,403        1,197,591
CG at Palma Sola                                  -0-        1,479,352              -0-       13,235,401        1,479,352
CG at Promenade                            22,729,100        1,479,352              -0-       26,531,576        1,668,104
CG at Research Park                        12,775,000        3,680,000       29,322,067        2,636,383        3,680,000
CG at Reservoir                                   -0-        1,020,000              -0-       13,185,751        1,122,893
CG at Riverchase                           20,921,042        2,340,000       25,248,548        2,040,730        2,340,000
CG at Wesleyan                                    -0-          720,000       12,760,587        6,846,367        1,404,780
CV at Ashford Place                               -0-          537,600        5,839,838          357,581          537,600
CV at Ashley Plantation                    24,647,948        1,160,000       11,284,785       14,701,578        2,215,490
CV at Caledon Wood                                -0-        2,100,000       19,482,210          552,616        2,108,949
CV at Cordova                                     -0-          134,000        3,986,304          608,346          134,000
CV at Gainesville                                 -0-        3,360,000       24,173,649        4,271,532        3,361,850
CV at Haverhill                                   -0-        1,771,000       17,869,452        2,583,538        1,771,000
CV at Hillcrest                                   -0-          332,800        4,310,671          353,223          332,800
CV at Huntleigh Woods                             -0-          745,600        4,908,990        1,107,189          745,600
CV at Inverness                             9,900,000        1,713,668       10,352,151          768,323        1,077,849
CV at Inverness II/III/IV                         -0-          635,819        5,927,265        8,687,589        1,859,142
CV at Lake Mary                                   -0-        2,145,480              -0-       19,896,535        3,634,094
CV at McGehee Place                               -0-          795,627              -0-       17,565,287          842,321
CV at Monte D'Oro                                 -0-        1,000,000        6,994,227        1,876,124        1,000,000
CV at Oakleigh                                    -0-          880,000        9,685,518          283,431          884,365
CV at Timothy Woods                               -0-        1,020,000       11,910,546          239,379        1,024,347
CV at Trussville                                  -0-        1,504,000       18,800,253        1,072,831        1,510,409
CV at Vernon Marsh                          3,400,000          960,984        3,511,596        3,627,851          960,984
CV at Walton Way                                  -0-        1,024,000        7,877,766        3,646,178        1,024,000
Ski Lodge - Tuscaloosa                            -0-        1,064,000        6,636,685        1,445,993        1,064,000

Retail:
Britt David Shopping Center                       -0-        1,755,000        4,951,852          495,111        1,755,000
Colonial Brookwood Mall                           -0-        8,136,700       24,435,002       52,248,108        8,171,373
Colonial Mall Auburn-Opelika                      -0-          103,480              -0-       17,974,238          723,715
Colonial Mall Bel Air                             -0-        7,517,000       80,151,190        6,451,133        7,517,000
Colonial Mall Burlington                          -0-        4,120,000       25,632,587        2,141,653        4,137,557
Colonial Mall Decatur                             -0-        3,262,800       23,636,229        3,617,797        3,262,800
Colonial Mall Gadsden                             -0-          639,577              -0-       22,292,513          639,577
Colonial Mall Glynn Place                         -0-        3,588,178       22,514,121        2,387,350        3,603,469
Colonial Mall Greenville                          -0-        4,433,000       24,812,243        6,080,035        4,433,000
Colonial Mall Lakeshore                           -0-        4,646,300       30,973,239        3,023,420        4,666,100
Colonial Mall Mrytle Beach                        -0-        9,099,972       33,663,654        5,019,463        9,163,149
Colonial Mall Staunton                            -0-        2,895,000       15,083,542        4,039,704        2,907,337
Colonial Mall Temple                              -0-        2,981,736       23,503,930        1,385,064        2,981,736
Colonial Mall Valdosta                            -0-        5,377,000       30,239,796        2,707,909        4,478,413
Colonial Malll Macon                              -0-        1,684,875              -0-       95,400,612        5,508,562
Colonial Mayberry Mall                            -0-          862,500        3,778,590          638,227          866,175
Colonial Promenade Bardmoor                       -0-        1,989,019        9,047,663          645,534        1,989,019
Colonial Promenade Beechwood                      -0-        2,565,550       19,647,875        3,321,398        2,576,483
Colonial Promenade Burnt Store                    -0-        3,750,000        8,198,677          207,443        3,750,000
Colonial Promenade Hunter's Creek                 -0-        4,181,760       13,023,401          317,065        4,181,760
Colonial Promenade Lakewood                       -0-        2,984,522       11,482,512        2,760,264        2,997,240
Colonial Promenade Montgomery              12,250,000        3,788,913       11,346,754        1,489,088        4,332,432
Colonial Promenade Montgomery North               -0-        2,400,000        5,664,858          588,167        2,401,182
Colonial Promenade Northdale                      -0-        3,059,760        8,054,090        6,562,220        3,059,760
Colonial Promenade Trussville                     -0-        4,201,186              -0-       28,123,770        4,213,537
Colonial Promenade Tutwiler Farm                  -0-       10,287,026              -0-       17,432,206       10,288,138
Colonial Promenade University Park         21,500,000        6,946,785       20,104,517        1,119,455        6,946,785
Colonial Promenade Wekiva                         -0-        2,817,788       15,302,375          434,101        2,817,788
Colonial Promenade Winter Haven                   -0-        1,768,586        3,928,903        4,907,833        4,045,045
Colonial Shoppes at Inverness                     -0-        1,680,000        1,387,055           93,216        1,687,159
Colonial Shoppes Bear Lake                        -0-        2,134,440        6,551,683          353,610        2,134,440
Colonial Shoppes Bellwood                         -0-          330,000              -0-        5,220,419          330,000
Colonial Shoppes McGehee                          -0-          197,152              -0-        5,934,311          197,152
Colonial Shoppes Quaker Village                   -0-          931,000        7,901,874          690,184          934,967
Colonial Shoppes Stanley                          -0-          450,000        1,657,870          132,379          451,918
Colonial Shoppes Yadkinville                      -0-        1,080,000        1,224,136        3,367,898        1,084,602
Old Springville Shopping Center                   -0-          272,594              -0-        3,399,921          277,975
Olde Town Shopping Center                         -0-          343,325              -0-        2,842,835          343,325
P&S Building                                      -0-          104,089          558,646          254,962          104,089
Rivermont Shopping Center                   1,341,578          515,250        2,332,486          349,675          517,446
Village at Roswell Summit                   1,544,012          450,000        2,563,642          225,619          451,918

Office:
250 Commerce Street                               -0-           25,000          200,200        2,462,004           25,000
AmSouth Center                                    -0-          764,961              -0-       19,693,622          764,961
Colonial Center @ Mansell Overlook         16,882,114        4,540,000       44,012,971       73,473,683        9,673,627
Colonial Center at Research Park                  -0-        1,003,865              -0-       12,234,198        1,003,865
Colonial Center Town Park 100                     -0-        1,391,500              -0-       15,860,495        1,515,878
Colonial Plaza                                    -0-        1,001,375       12,381,023        5,792,899        1,005,642
Concourse Center                                  -0-        4,875,000       25,702,552        1,169,951        4,875,000
Emmett R. Johnson Bldg                            -0-        1,794,672       14,801,258          889,045        1,794,672
Independence Plaza                                -0-        1,505,000        6,018,476        3,105,196        1,505,000
International Park                                -0-        1,279,355        5,668,186       19,014,125        3,087,151
Interstate Park                             3,235,361        1,125,990        7,113,558       11,432,666        1,125,988
Lakeside Office Park                              -0-          423,451        8,313,291        1,473,863          425,255
Perimeter Corporate Park                    4,991,218        1,422,169       18,377,648        2,669,097        1,422,169
Progress Center                                   -0-          521,037       14,710,851        2,240,869          523,258
Riverchase Center                                 -0-        1,916,727       22,091,651        2,593,304        1,924,895
Shoppes at Mansell                                -0-          600,000        3,089,565           37,434          600,000
University Park                                   -0-          396,960        2,971,049        2,200,468          396,959

Active Development Projects:

CG at North Heathrow  Phase II                    -0-        3,363,141                               -0-          616,882
CG at Town Park (Lake Mary)                       -0-        3,555,408                               -0-       31,875,757
CG at Wesleyan III                                -0-          230,643                               -0-            8,288
Colonial Center Mansell Overlook                  -0-        2,664,265                               -0-        8,148,581
Colonial Center Town Park                         -0-        1,391,500                               -0-       14,726,427
CP Hoover                                         -0-        5,605,476                               -0-        2,727,268
CV at Town Park (Sarasota)                        -0-        1,566,765                               -0-       19,166,726
Other Miscellaneous Projects                      -0-              -0-                               -0-        5,438,326

Unimproved Land and Corporate Assets:

Colonial Mall Valdosta                            -0-          975,506                               -0-          233,227
Colonial Town Park Infrastructure                 -0-       25,933,612                               -0-        1,116,671
Corporate Assets                                  -0-              -0-                               -0-        5,172,022
CV at Town Park Infrastructure                    -0-        1,184,919                               -0-        3,406,186
Lakewood Ranch                                    -0-           47,990                               -0-          522,734
McGehee Place Land                                -0-          114,166                               -0-              -0-
Other Land                                        -0-        1,143,896                               -0-              -0-
Twin Lakes                                        -0-       10,117,524                               -0-          928,904
                                        -------------   --------------   --------------   --------------   --------------
                                        $ 269,423,632   $  303,347,453   $1,036,663,122   $  878,778,557   $  229,957,575
                                        =============   ==============   ==============   ==============   ==============

                                  SCHEDULE III
                       COLONIAL REALTY LIMITED PARTNERSHIP
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2001


                                    Gross Amount at Which                                         Date
                                 Carried at Close of Period                                     Acquired/
                                 ---------------------------
                                 Buildings and                   Accumulated         Date       Placed in   Depreciable
        Description              Improvements       Total       Depreciation      Completed      Service    Lives-Years
------------------------------    -----------   ------------     ----------       -----------   ---------- -------------

Multifamily:
CG at Carrollwood                  12,610,006   $ 14,074,006      3,603,589            1966         1994   7-40 Years
CG at Citrus Park                  11,302,509   $ 12,630,832      1,548,968            1999         1997   7-40 Years
CG at Cypress Crossing             19,375,646   $ 21,500,782      2,543,214            1999         1998   7-40 Years
CG at Edgewater                    25,132,779   $ 27,735,105      5,503,865            1990         1994   7-40 Years
CG at Galleria                     43,623,288   $ 48,223,288      8,582,458            1986         1994   7-40 Years
CG at Galleria II                   7,980,384   $  8,738,823      1,538,770            1996         1996   7-40 Years
CG at Galleria Woods               13,037,955   $ 14,257,955      2,738,598            1994         1996   7-40 Years
CG at Heather Glen                 30,517,326   $ 34,651,561      2,537,897            2000         1998   7-40 Years
CG at Heathrow                     18,260,599   $ 20,821,261      3,686,347            1997      1994/97   7-40 Years
CG at Hunter's Creek               28,639,304   $ 33,947,416      5,511,556            1996         1996   7-40 Years
CG at Lakewood Ranch               20,054,976   $ 22,203,791      2,334,460            1999         1997   7-40 Years
CG at Liberty Park                 24,965,175   $ 27,261,194      1,742,291            2000         1998   7-40 Years
CG at Madison                      21,484,563   $ 23,316,113      1,818,511            2000         1998   7-40 Years
CG at Natchez Trace                16,893,862   $ 18,091,453      2,703,102         1995/97         1997   7-40 Years
CG at Palma Sola                   13,235,402   $ 14,714,753      5,783,591            1992         1992   7-40 Years
CG at Promenade                    26,342,824   $ 28,010,928      2,105,077            1992         1992   7-40 Years
CG at Research Park                31,958,450   $ 35,638,450      7,285,238         1987/94         1994   7-40 Years
CG at Reservoir                    13,082,858   $ 14,205,751        964,225            2000         1998   7-40 Years
CG at Riverchase                   27,289,278   $ 29,629,278      5,782,441         1984/91         1994   7-40 Years
CG at Wesleyan                     18,922,174   $ 20,326,954      3,042,748            1997      1996/97   7-40 Years
CV at Ashford Place                 6,197,419   $  6,735,019        964,099            1983         1996   7-40 Years
CV at Ashley Plantation            24,930,873   $ 27,146,363      3,003,804            1997         1998   7-40 Years
CV at Caledon Wood                 20,025,877   $ 22,134,826      3,033,866         1995/96         1997   7-40 Years
CV at Cordova                       4,594,649   $  4,728,650      2,883,597            1983         1983   7-40 Years
CV at Gainesville                  28,443,331   $ 31,805,181      7,666,489      1989/93/94         1994   7-40 Years
CV at Haverhill                    20,452,990   $ 22,223,990      2,403,758            1998         1998   7-40 Years
CV at Hillcrest                     4,663,894   $  4,996,694        788,660            1981         1996   7-40 Years
CV at Huntleigh Woods               6,016,179   $  6,761,779      1,435,120            1978         1994   7-40 Years
CV at Inverness                    11,756,293   $ 12,834,142      2,741,204      1986/87/90   1986/87/90   7-40 Years
CV at Inverness II/III/IV          13,391,532   $ 15,250,673      4,588,616            1997         1997   7-40 Years
CV at Lake Mary                    18,407,921   $ 22,042,015      6,191,963         1991/95      1991/95   7-40 Years
CV at McGehee Place                17,518,594   $ 18,360,914      6,213,111         1986/95      1986/95   7-40 Years
CV at Monte D'Oro                   8,870,351   $  9,870,351      2,088,345            1977         1994   7-40 Years
CV at Oakleigh                      9,964,584   $ 10,848,949      1,663,389            1997         1997   7-40 Years
CV at Timothy Woods                12,145,578   $ 13,169,925      1,949,411            1996         1997   7-40 Years
CV at Trussville                   19,866,675   $ 21,377,084      3,401,011         1996/97         1997   7-40 Years
CV at Vernon Marsh                  7,139,447   $  8,100,431      2,315,240         1986/87      1986/93   7-40 Years
CV at Walton Way                   11,523,944   $ 12,547,944        884,530         1970/88         1998   7-40 Years
Ski Lodge - Tuscaloosa              8,082,678   $  9,146,678      1,976,564         1976/92         1994   7-40 Years

Retail:
Britt David Shopping Center         5,446,963   $  7,201,963        910,590            1990         1994   7-40 Years
Colonial Brookwood Mall            76,648,437   $ 84,819,810      3,413,412         1973/91         1997   7-40 Years
Colonial Mall Auburn-Opelika       17,354,003   $ 18,077,718     10,411,367      1973/84/89   1973/84/89   7-40 Years
Colonial Mall Bel Air              86,602,323   $ 94,119,323      7,530,627      1966/90/97         1998   7-40 Years
Colonial Mall Burlington           27,756,683   $ 31,894,240      3,255,116      1969/86/94         1997   7-40 Years
Colonial Mall Decatur              27,254,026   $ 30,516,826      5,069,478         1979/89         1993   7-40 Years
Colonial Mall Gadsden              22,292,513   $ 22,932,090     12,097,169         1974/91         1974   7-40 Years
Colonial Mall Glynn Place          24,886,181   $ 28,489,649      3,306,431            1986         1997   7-40 Years
Colonial Mall Greenville           30,892,278   $ 35,325,278      2,409,168      1965/89/99         1999   7-40 Years
Colonial Mall Lakeshore            33,976,859   $ 38,642,959      4,373,226         1984-87         1997   7-40 Years
Colonial Mall Mrytle Beach         38,619,941   $ 47,783,089      5,529,317            1986         1996   7-40 Years
Colonial Mall Staunton             19,110,909   $ 22,018,246      2,454,638      1969/86/97         1997   7-40 Years
Colonial Mall Temple               24,888,994   $ 27,870,730      1,298,736            2000                7-40 Years
Colonial Mall Valdosta             33,846,292   $ 38,324,705      4,235,363         1982-85         1997   7-40 Years
Colonial Malll Macon               91,576,925   $ 97,085,487     26,975,218      1975/88/97      1975/88   7-40 Years
Colonial Mayberry Mall              4,413,141   $  5,279,317        548,390         1968/86         1997   7-40 Years
Colonial Promenade Bardmoor         9,693,197   $ 11,682,216      1,391,187            1981         1996   7-40 Years
Colonial Promenade Beechwood       22,958,340   $ 25,534,823      2,882,195         1963/92         1997   7-40 Years
Colonial Promenade Burnt Store      8,406,120   $ 12,156,120      1,624,357            1990         1994   7-40 Years
Colonial Promenade Hunter's Creek  13,340,466   $ 17,522,226      1,917,975         1993/95         1996   7-40 Years
Colonial Promenade Lakewood        14,230,058   $ 17,227,298      1,646,940            1995         1997   7-40 Years
Colonial Promenade Montgomery      12,292,323   $ 16,624,755      3,564,899            1990         1993   7-40 Years
Colonial Promenade Montgomery N     6,251,843   $  8,653,025        635,022            1997         1995   7-40 Years
Colonial Promenade Northdale       14,616,310   $ 17,676,070      1,435,972         1988/00         1995   7-40 Years
Colonial Promenade Trussville      28,111,419   $ 32,324,956      1,121,291            2000         1998   7-40 Years
Colonial Promenade Tutwiler Farm   17,431,095   $ 27,719,233        434,737            2000         1999   7-40 Years
Colonial Promenade University Par  21,223,972   $ 28,170,757      8,225,951         1986/89         1993   7-40 Years
Colonial Promenade Wekiva          15,736,476   $ 18,554,264      2,204,933            1990         1996   7-40 Years
Colonial Promenade Winter Haven     6,560,277   $ 10,605,322      1,126,811            1986         1995   7-40 Years
Colonial Shoppes at Inverness       1,473,112   $  3,160,271        194,855            1984         1997   7-40 Years
Colonial Shoppes Bear Lake          6,905,293   $  9,039,733      1,213,799            1990         1995   7-40 Years
Colonial Shoppes Bellwood           5,220,419   $  5,550,419      1,548,077            1988         1988   7-40 Years
Colonial Shoppes McGehee            5,934,311   $  6,131,463      1,818,015            1986         1986   7-40 Years
Colonial Shoppes Quaker Village     8,588,090   $  9,523,058        941,721      1968/88/97         1997   7-40 Years
Colonial Shoppes Stanley            1,788,331   $  2,240,249        238,486         1987/96         1997   7-40 Years
Colonial Shoppes Yadkinville        4,587,432   $  5,672,034        488,171         1971/97         1997   7-40 Years
Old Springville Shopping Center     3,394,540   $  3,672,515      2,855,351            1982         1982   7-40 Years
Olde Town Shopping Center           2,842,835   $  3,186,160        998,961         1978/90      1978/90   7-40 Years
P&S Building                          813,608   $    917,697        577,577      1946/76/91         1974   7-40 Years
Rivermont Shopping Center           2,679,965   $  3,197,411        333,746         1986/97         1997   7-40 Years
Village at Roswell Summit           2,787,343   $  3,239,261        304,180            1988         1997   7-40 Years

Office:
250 Commerce Street                 2,662,204   $  2,687,204      2,424,716         1904/81         1980   7-40 Years
AmSouth Center                     19,693,622   $ 20,458,583      8,154,298            1990         1990   7-40 Years
Colonial Center @ Mansell Overloo 112,353,028   $122,026,654      8,026,382   1987/96/97/00         1997   7-40 Years
Colonial Center at Research Park   12,234,198   $ 13,238,063        862,975            1999         1998   7-40 Years
Colonial Center Town Park 100      15,736,117   $ 17,251,995        217,860            2001         2000   7-40 Years
Colonial Plaza                     18,169,655   $ 19,175,297      1,846,619            1982         1997   7-40 Years
Concourse Center                   26,872,503   $ 31,747,503      2,312,745         1981/85         1998   7-40 Years
Emmett R. Johnson Bldg.            15,690,303   $ 17,484,975        974,405         1982/95         1999   7-40 Years
Independence Plaza                  9,123,672   $ 10,628,672        746,049         1981/92         1998   7-40 Years
International Park                 22,874,515   $ 25,961,666      1,915,252         1987/89         1997   7-40 Years
Interstate Park                    18,546,226   $ 19,672,214      6,693,601      1982-85/89   1982-85/89   7-40 Years
Lakeside Office Park                9,785,349   $ 10,210,605      1,120,112         1989/90         1997   7-40 Years
Perimeter Corporate Park           21,046,745   $ 22,468,914      2,038,164         1986/89         1998   7-40 Years
Progress Center                    16,949,499   $ 17,472,757      2,008,952         1983-91         1997   7-40 Years
Riverchase Center                  24,676,787   $ 26,601,682      3,172,291         1984-88         1997   7-40 Years
Shoppes at Mansell                  3,126,999   $  3,726,999        269,877         1996/97         1998   7-40 Years
University Park                     5,171,518   $  5,568,477      2,498,997            1985         1985   7-40 Years

Active Development Projects:

CG at North Heathrow Phase II       3,980,022   $  3,980,022                            N/A         1997   N/A
CG at Town Park (Lake Mary)        35,431,166   $ 35,431,166        246,336             N/A         2000   N/A
CG at Wesleyan III                    238,931   $    238,931                            N/A         1996   N/A
Colonial Center Mansell Overlook   10,812,846   $ 10,812,846                            N/A         1997   N/A
Colonial Center Town Park          16,117,927   $ 16,117,927                            N/A         2000   N/A
CP Hoover                           8,332,744   $  8,332,744                            N/A         2001   N/A
CV at Town Park (Sarasota)         20,733,491   $ 20,733,491        394,271             N/A         2000   N/A
Other Miscellaneous Projects        5,438,326   $  5,438,326                            N/A         2001   N/A

Unimproved Land and Corporate Assets:
Colonial Mall Valdosta              1,208,733   $  1,208,733                            N/A         1997   N/A
Colonial Town Park Infrastructure  27,050,283   $ 27,050,283                            N/A         1999   N/A
Corporate Assets                    5,172,022   $  5,160,938      3,422,209             N/A          N/A   N/A
CV at Town Park Infrastructure      4,591,105   $  4,591,105                            N/A         2000   N/A
Lakewood Ranch                        570,724   $    570,724                            N/A         1999   N/A
McGehee Place Land                    114,166   $    114,166                            N/A         1981   N/A
Other Land                          1,143,896   $  1,143,896                            N/A          N/A   N/A
Twin Lakes                         11,046,428   $ 11,046,428                            N/A         2000   N/A


                                ------------- --------------  -------------
                               $1,988,831,558 $2,218,778,048  $ 310,439,292
                                ============= ==============  =============


NOTES TO SCHEDULE III
COLONIAL REALTY LIMITED PARTNERSHIP
DECEMBER 31, 2001


(1) The aggregate cost for Federal Income Tax purposes was approximately $1.8 billion at December 31, 2001.

(2) See description of mortgage notes payable in Note 8 of Notes to Consolidated Financial Statements.

(3) The following is a reconciliation of real estate to balances reported at the beginning of the year:

                          RECONCILATION OF REAL ESTATE
                                                             2001               2000               1999
                                                        ---------------    ----------------   ----------------
       Real estate investments:
          Balance at beginning of year                 $ 2,106,563,153     $ 2,006,823,011    $ 1,863,798,665
             Acquisitions of new property                          -0-          29,608,188         48,577,019
             Improvements and development                  194,303,821         138,186,127        222,513,472
             Dispositions of property                      (82,088,926)        (68,054,173)      (128,066,145)
                                                        ---------------    ----------------   ----------------
          Balance at end of year                        $ 2,218,778,048    $ 2,106,563,153    $ 2,006,823,011
                                                        ===============    ================   ================


                   RECONCILIATION OF ACCUMULATED DEPRECIATION
                                                              2001               2000               1999
                                                        ---------------    ----------------   ----------------
       Accumulated depreciation:
          Balance at beginning of year                   $ 255,730,341       $ 206,448,061       $169,451,798
             Depreciation                                   64,692,784          59,548,811         52,912,745
             Depreciation of disposition of property        (9,983,833)        (10,266,531)       (15,916,482)
                                                        ---------------    ----------------   ----------------
          Balance at end of year                          $310,439,292        $255,730,341       $206,448,061
                                                        ===============    ================   ================