Form 10-Q
period 2002-03-31
COLONIAL REALTY LIMITED PARTNERSHIP
filed 2002-05-15
CIK 1013844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended:                 Commission File Number: 0-20707
March 31, 2002


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

                                                                           Page

PART I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)
                     Consolidated Condensed Balance Sheets as of
                     March 31, 2002 and December 31, 2001                    3

                     Consolidated Condensed Statements of Income for the
                     Three Months Ended March 31, 2002 and 2001              4

                     Consolidated Condensed Statements of Cash Flows
                     for the Three Months Ended March 31, 2002 and 2001      5

                     Notes to Consolidated Condensed Financial Statements    6

                     Report of Independent Accountants                      12

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       13

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                               18

PART II:  OTHER INFORMATION

         Item 2.  Changes in Securities                                     19

         Item 6.  Exhibits and Reports on Form 8-K                          19

SIGNATURES                                                                  20

EXHIBITS                                                                    21


                       COLONIAL REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                              --------------------


                                                               March 31, 2002  December 31,
                                                                (Unaudited)       2001
                                                                -----------   ------------
                                         ASSETS

Land, buildings, & equipment, net                               $ 1,764,815    $ 1,756,255
Undeveloped land and construction in progress                       157,636        152,084
Cash and equivalents                                                  4,263         10,127
Restricted cash                                                       4,722          2,255
Accounts receivable, net                                             11,588         12,309
Prepaid expenses                                                      7,146          7,072
Notes receivable                                                     12,230         12,253
Deferred debt and lease costs, net                                   19,627         18,568
Investment in unconsolidated subsidiaries                            34,284         31,594
Other assets                                                         13,267         11,866
                                                                -----------    -----------

                                                                $ 2,029,578    $ 2,014,383
                                                                ===========    ===========


                            LIABILITIES AND PARTNERS' CAPITAL

Notes and mortgages payable                                     $ 1,186,310    $ 1,191,791
Accounts payable                                                     13,961         20,701
Accrued interest                                                     13,386         11,485
Accrued expenses                                                     10,296          4,520
Tenant deposits                                                       3,506          3,607
Unearned rent                                                         2,861          8,343
Other liabilities                                                     1,212          1,296
                                                                -----------    -----------

     Total liabilities                                            1,231,532      1,241,743
                                                                -----------    -----------

Redeemable units, at redemption value                               383,867        347,604
Preferred units:
     Series A Preferred Units                                       125,000        125,000
     Series B Preferred Units                                       100,000        100,000
     Series C Preferred Units                                        50,000         50,000
Partners' capital                                                   139,572        151,439
Accumulated other comprehensive loss                                   (393)        (1,403)
                                                                -----------    -----------
      Total partners' capital                                       414,179        425,036
                                                                -----------    -----------

                                                                $ 2,029,578    $ 2,014,383
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

                       COLONIAL REALTY LIMITED PARTNERSHIP
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                   (Unaudited)
                      (in thousands, except per unit data)
                              ---------------------


                                                   Three Months Ended
                                                        March 31,
                                                  --------------------
                                                    2002        2001
                                                  --------------------
Revenue:
     Minimum rent                                 $ 62,631    $ 62,516
     Percentage rent                                   485          87
     Tenant recoveries                              10,085       8,900
     Other                                           6,045       4,067
                                                  --------    --------
         Total revenue                              79,246      75,570
                                                  --------    --------
Property operating expenses:
     General operating expenses                      5,283       5,285
     Salaries and benefits                           3,858       4,028
     Repairs and maintenance                         7,214       6,589
     Taxes, licenses, and insurance                  7,748       6,548
General and administrative                           3,888       2,634
Depreciation                                        17,775      15,797
Amortization                                         2,091       1,819
                                                  --------    --------
         Total operating expenses                   47,857      42,700
                                                  --------    --------
         Income from operations                     31,389      32,870
                                                  --------    --------
Other income (expense):
     Interest expense                              (15,763)    (19,469)
     Income from unconsolidated subsidiaries           344         250
     Ineffectiveness of hedging activities              (7)        (30)
     Gains (losses) from sales of property           9,808        (113)
     Other                                             (32)        -0-
                                                  --------    --------
         Total other expense                        (5,650)    (19,362)
                                                  --------    --------
         Net Income                               $ 25,739    $ 13,508

Distributions to preferred unitholders              (6,109)     (4,953)
                                                  --------    --------
     Net income available to common unitholders   $ 19,630    $  8,555
                                                  ========    ========

Net income per unit - basic and diluted           $   0.60    $   0.27
                                                  ========    ========

Weighted average units outstanding                  32,526      31,981
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

                       COLONIAL REALTY LIMITED PARTNERSHIP
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)
                               -------------------

                                                                 Three Months Ended
                                                                      March 31,
                                                                --------------------
                                                                  2002        2001
                                                                --------    --------

Cash flows from operating activities:

     Net  income                                                $ 25,739    $ 13,508
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization                            19,866      17,616
         Income from unconsolidated subsidiaries                    (344)       (250)
         (Gains) losses from sales of property                    (9,808)        113
         Other                                                     1,140         528
     Decrease (increase) in:
         Restricted cash                                          (2,467)         57
         Accounts receivable                                        (419)      4,272
         Prepaid expenses                                            (74)        120
         Other assets                                             (3,375)        266
     Increase (decrease) in:
         Accounts payable                                         (6,740)      1,475
         Accrued interest                                          1,901         225
         Accrued expenses and other                                  171       3,246
                                                                --------    --------
             Net cash provided by operating activities            25,590      41,176
                                                                --------    --------

Cash flows from investing activities:

     Acquisition of properties                                   (16,721)        -0-
     Development expenditures                                    (15,762)    (38,409)
     Tenant improvements                                          (4,085)     (4,508)
     Capital expenditures                                         (3,637)     (2,492)
     Proceeds from notes receivable                                   23       8,378
     Proceeds from sales of properties                            18,172         -0-
     Distributions from unconsolidated subsidiaries                  527         329
     Capital contributions to unconsolidated subsidiaries         (2,873)       (288)
                                                                --------    --------
             Net cash used in investing activities               (24,356)    (36,990)
                                                                --------    --------

Cash flows from financing activities:

     Principal reductions of debt                                   (801)       (476)
     Proceeds from additional borrowings                          52,750         -0-
     Net change in revolving credit balances                     (57,404)     21,339
     Cash contributions                                           26,047          39
     Capital distributions                                       (27,390)    (25,090)
     Payment of mortgage financing cost                             (300)       (373)
     Other, net                                                      -0-        (913)
                                                                --------    --------
             Net cash used in financing activities                (7,098)     (5,474)
                                                                --------    --------
             Decrease in cash and equivalents                     (5,864)     (1,288)
Cash and equivalents, beginning of period                         10,127       4,275
                                                                --------    --------
Cash and equivalents, end of period                             $  4,263    $  2,987
                                                                ========    ========


The accompanying notes are an integral part of these financial statements.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

Note 1 -- Basis of Presentation

         Colonial Realty Limited Partnership ("CRLP") is the operating partnership of Colonial Properties Trust (the "Company"), an Alabama real estate investment trust whose shares are traded on the New York Stock Exchange. The accompanying unaudited consolidated condensed financial statements of CRLP have been prepared by management in accordance with generally accepted accounting principles for interim financial reporting and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the information included in CRLP's Annual Report as filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2001. The December 31, 2001 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain 2001 amounts have been reclassified to conform to the current year's financial statement presentation.

         Effective January 1, 2002 CRLP adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 provides additional guidance on the accounting for impairments of long-lived assets and updates the accounting and reporting requirements for discontinued operations. In accordance with the provisions of SFAS 144, CRLP records individual property sales as discontinued operations, unless CRLP maintains significant continuing involvement with properties that have been sold. During the first quarter of 2002, CRLP did not have any property sales that were required to be classified as discontinued operations.

Note 2 -- Capital Structure

         At March 31, 2002, the Company controlled CRLP as the sole general partner and as the holder of 66.3% of the common units of CRLP ("Redeemable Units") and 63.6% of the preferred Units (the "Series A Preferred Units" and "Series C Preferred Units"). The limited partners of CRLP who hold units, are those persons (including certain officers and directors) who, at the time of the Initial Public Offering, elected to hold all or a portion of their interest in the form of Redeemable Units rather than receiving shares of common stock of the Company, or individuals from whom the Company acquired certain properties, who elected to receive Redeemable Units in exchange for the properties. Each Redeemable Unit may be redeemed by the holder thereof for either one share of Common Stock or cash equal to the fair market value thereof at the time of such redemption, at the option of CRLP. Additionally, in 1999, CRLP issued $100 million of Series B Cumulative Redeemable Perpetual Preferred Units ("Series B Units") in a private placement, that are exchangeable for Series B Preferred Shares of the Company after ten years at the option of the holders of the Series B Units.

         The Board of Trustees of the Company manages CRLP by directing the affairs of the Company. The Company's interests in CRLP entitle it to share in cash distributions from, and in the profits and losses of, CRLP in proportion to the Company's percentage interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

Note 3 -- Acquisition and Disposition Activity

         On March 27, 2002, CRLP completed the sale of a 340-unit multifamily property located in Bradenton, Florida. The property was sold for a total purchase price of $19.0 million. In conjunction with this sale, CRLP entered into an agreement with the new owner to provide management services for the property. As a result, CRLP believes that its responsibilities under the management agreement constitute significant continuing involvement in the operations of the property as contemplated by SFAS 144, therefore the property has not been classified as discontinued operations in the accompanying financial statements. The majority of the proceeds, $16.6 million, were reinvested in a 1031 acquisition of 901 Maitland Center, a 156,000 square foot office building located in Orlando, Florida. The remaining proceeds will be used to support CRLP's future investment activities.

Note 4 --Cash Contributions and Financing Activity

         On February 25, 2002, the Company entered into a transaction in which 560,380 shares of the Company's common shares at $33.37 per share were issued, resulting in net proceeds of $17.8 million to the Company. Salomon Smith Barney deposited 260,710 shares into The Equity Focus Trust REIT Portfolio Series, 2002-A, a newly formed unit investment trust, and 299,670 shares were deposited into Cohen & Steers Quality Income Realty Fund, Inc. The net proceeds were contributed by the Company to CRLP.

Note 5 -- Net Income Per Unit

         The following table sets forth the computation of basic and diluted earnings per unit:

(amounts in thousands, except per share data)
                                                                           Three Months Ended       Three Months
                                                                                March 31,         Ended March 31,
                                                                                  2002                  2001
                                                                           --------------------  -------------------
       Numerator:
         Income before extraordinary item                                   $       25,739        $       13,508
        Less: Preferred stock dividends                                             (6,109)               (4,953)
                                                                           --------------------  -------------------
         Income available to common unitholders                             $       19,630        $        8,555
                                                                           --------------------  -------------------

       Denominator:
         Denominator for basic net income per unit - weighted average
         Effect of dilutive securities:

         Trustee and employee stock options                                            218                   41
                                                                           --------------------  -------------------
         Denominator  for  diluted  net  income  per  unit  -  adjusted
         weighted average common units                                              32,744               32,022
                                                                           ====================  ===================

         Basic and Diluted net income per unit                               $        0.60         $       0.27
                                                                           ====================  ===================

All options outstanding were included in the computation of diluted net income per share.

Note 6 -- Segment Information

         CRLP is organized into, and manages its business based on the performance of three separate and distinct operating divisions: Multifamily,
Office, and Retail. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within each division. The applicable accounting policies of the segments are substantially the same as those described in the "Summary of Significant Accounting Policies" in CRLP's 2001 Annual Report. However, the pro rata portion of the revenues, net operating income ("NOI"), and assets of the partially owned entities and joint ventures that CRLP has entered into are included in the applicable segment information. Subsequently, in the reconciliation to total revenues, total NOI, and total assets, the amounts are eliminated, as the investment in the partially owned entities and joint ventures are reflected in the consolidated financial statements as investments accounted for under the equity method.

 Management evaluates the performance of its segments and allocates resources to them based on NOI. NOI consists of revenues in excess of general operating expenses, salaries and wages, repairs and maintenance, taxes, licenses, and insurance. Segment information for the three months ended March 31, 2002 and 2001, and for the year ended December 31, 2001 is as follows:

------------------------------------------------------------------------------------------------------------
          As of and for the
         Three Months Ended
           March 31, 2002                 Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                       $ 28,275         $ 14,850         $ 37,165         $ 80,290
NOI                                               18,675           10,440           25,770           54,885
Divisional assets                                711,405          408,558          906,724        2,026,687
------------------------------------------------------------------------------------------------------------
         Three Months Ended
           March 31, 2001                 Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
           (in thousands)
Total Divisional Revenues                       $ 29,934         $ 13,582         $ 34,549         $ 78,065
NOI                                               20,060            9,531           24,642           54,233
------------------------------------------------------------------------------------------------------------
                As of
          December 31, 2001
           (in thousands)                 Multifamily         Office           Retail           Total
                                        --------------------------------------------------------------------
Divisional assets                              $ 723,447        $ 377,255        $ 905,964      $ 2,006,666
------------------------------------------------------------------------------------------------------------


         A reconciliation of total segment revenues to total revenues, total segment NOI to income from operations, for the three months ended March 31, 2002 and 2001, and total divisional assets to total assets, as of March 31, 2002 and December 31, 2001, is presented below:

----------------------------------------------------------------------------------------------------------
                                                                    For the                 For the
                                                               Three Months Ended     Three Months Ended
(in thousands)                                                   March 31, 2002         March 31, 2001
Revenues
Total divisional revenues                                                  $ 80,290              $ 78,065
Unallocated corporate revenues                                                2,102                   844
Partially-owned subsidiaries                                                 (3,146)               (3,339)
----------------------------------------------------------------------------------------------------------
    Total Revenues                                                         $ 79,246              $ 75,570
----------------------------------------------------------------------------------------------------------
NOI
----------------------------------------------------------------------------------------------------------
Total divisional NOI                                                       $ 54,885              $ 54,233
Unallocated corporate revenues                                                2,102                   844
Partially-owned subsidiaries                                                 (1,829)               (1,908)
General and administrative expenses                                          (3,888)               (2,634)
Depreciation                                                                (17,775)              (15,797)
Amortization                                                                 (2,091)               (1,819)
Other                                                                           (15)                  (49)
----------------------------------------------------------------------------------------------------------
    Income from operations                                                 $ 31,389              $ 32,870
----------------------------------------------------------------------------------------------------------
Total other expense                                                          (5,650)              (19,362)
----------------------------------------------------------------------------------------------------------
    Income before extraordinary items                                      $ 25,739              $ 13,508
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
                                                                     As of                   As of
Assets                                                           March 31, 2002        December 31, 2001
----------------------------------------------------------------------------------------------------------
Total divisional assets                                                 $ 2,026,687           $ 2,006,666
Unallocated corporate assets (1)                                            111,307               113,908
Partially-owned subsidiaries                                               (108,416)             (106,191)
----------------------------------------------------------------------------------------------------------
    Total assets                                                        $ 2,029,578           $ 2,014,383
----------------------------------------------------------------------------------------------------------

(1) Includes the Company's investment in partially owned entities of $34,284 as of March 31, 2002, and $31,594 as of December 31, 2001.

Note 7 -- Financial Instruments: Derivatives and Hedging

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

         CRLP has entered into several different hedging transactions in an effort to manage exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of CRLP's derivative financial instruments at March 31, 2002. The notional value at March 31, 2002 provides an indication of the extent of CRLP's involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

                                                                         Interest                   Fair Value
Product Type                                  Notional Value             Rate         Maturity      (in thousands)
--------------------------------------------- -------------------------- ------------ ------------- ------------------
1) Interest Rate SWAP, Cash Flow              $30.2 - $27.7 million      5.932%       1/01/06              $  (1,196)
2) Interest Rate SWAP, Cash Flow              $75.0 million              2.130%       12/10/02                    173
3) Interest Rate SWAP, Cash Flow              $50.0 million              2.319%       1/01/03                      76
4) Interest Rate SWAP, Cash Flow              $25.0 million              2.430%       1/01/03                      15
5) Interest Rate SWAP, Fair Value             $50.0 million              5.015%       7/26/04                   1,268
6) Interest Rate CAP, Cash Flow               $21.1 million              6.850%       6/29/04                      53
7) Interest Rate CAP, Cash Flow               $17.9 million              6.850%       7/06/04                      46
8) Interest Rate CAP, Cash Flow               $30.4 million              11.200%      6/30/03                       0
9) Interest Rate CAPS, Cash Flow              $53.0 million              4.840%       4/01/04                     417

         On March 31, 2002, the derivative instruments were reported at their fair value as Other Assets of $0.9 million. For the quarter, adjustments of $1.0 million were recorded as unrealized gains in accumulated other comprehensive income (loss), and there was an adjustment to fixed rate debt of $25,000.
Additionally, CRLP recorded a $7,000 loss in earnings due to some ineffectiveness on the caps and one of the swaps. The ineffectiveness resulted from a timing difference regarding rate reset dates on the swap and minor differences in the cap and hedged debt notional.

         Most of CRLP's hedges are designated as cash flow hedges. Cash flow hedges protect against the variability in future cash outflows of current or forecasted debt. Interest rate swaps that convert variable payments to fixed payments are cash flow hedges. The changes in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income (loss) or in earnings--depending on the type of hedging relationship. Over time, the unrealized gains and losses held in accumulated other comprehensive income (loss) will be reclassified to earnings. This reclassification occurs in the same period or periods that the hedged cash flows affect earnings. Within the next twelve months, CRLP expects to reclassify to earnings approximately $0.1 million of the current balance held in accumulated other comprehensive income (loss) to earnings as interest expense.

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

Note 8 -- Comprehensive Income (Loss)

         Comprehensive income (loss) consisted of the following:

          (in thousands)                                                    Three Months ended
                                                                              March 31, 2002
                                                                   -------------------------------------

          Net income                                                             $ 19,630
          Other comprehensive loss
               Unrealized loss on cash flow
                hedging activities                                                   (393)
                                                                   -------------------------------------
          Comprehensive income                                                   $ 19,237
                                                                   -------------------------------------


 Accumulated other comprehensive income (loss) consisted of the following:

          (in thousands)                                                    Accumulated Other
                                                                       Comprehensive Income (Loss)
                                                                   -------------------------------------

          Balance December 31, 2001                                             $ (1,403)
          Current period change in fair value of
                  derivative instruments                                           1,010
                                                                   -------------------------------------
          Balance March 31, 2002                                                $   (393)
                                                                   -------------------------------------

Note 9 -- Subsequent Events
         Dispositions

         Subsequent to March 31, 2002, CRLP sold the following properties:

                     Property                                 Location             # of Units       Sales Price

Colonial Village at Monte D'Oro                      Birmingham, AL                   200            $11.2 million
Colonial Village at Hillcrest                        Mobile, AL                       104             $5.2 million
Ski Lodge - Tuscaloosa                               Tuscaloosa, AL                   304             $9.2 million
Colonial Village at Cordova                          Pensacola, FL                    152             $5.4 million
Colonial Village at Oakleigh                         Pensacola, FL                    176            $11.0 million

         Under each of these sales agreements, CRLP will continue to manage the properties. The proceeds from the sales will be used to support CRLP's future investment activities.

         Distribution

         On April 25, 2002, a cash distribution was declared to shareholders of the Company and partners of CRLP in the amount of $0.66 per share and per unit, totaling $21.8 million. The distribution was declared to shareholders and partners of record as of May 6, 2002, and was paid on May 13, 2002.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees of
Colonial Properties Trust:

We have reviewed the accompanying consolidated condensed balance sheet of Colonial Realty Limited Partnership (the "Partnership") as of March 31, 2002, and the related consolidated condensed statements of income and cash flows for each of the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Partnership's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, partners' capital, and cash flows for the year then ended (not presented herein); and in our report dated January 18, 2002, except for Note 16, as to which the date is February 25, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                                 /s/ PricewaterhouseCoopers LLP
                                                     PricewaterhouseCoopers LLP

Birmingham, Alabama
April 25, 2002

                       COLONIAL REALTY LIMITED PARTNERSHIP

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Colonial Realty Limited Partnership ("CRLP"), a Delaware limited partnership, is the operating partnership of Colonial Properties Trust, an Alabama real estate investment trust (the "Company") whose shares are listed on the New York Stock Exchange. The Company is engaged in the ownership, development, management, and leasing of multifamily communities, office buildings, retail malls and shopping centers. The Company is organized as a real estate investment trust (REIT) and owns and operates properties in nine states in the Sunbelt region of the United States. As of March 31, 2002, CRLP's real estate portfolio consisted of 48 multifamily communities, 18 office properties, and 42 retail properties.

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

         The  following   discussion   should  be  read  in   conjunction   with
management's discussion and analysis of financial condition and results of operations and all of the other information appearing in CRLP's 2001 Financial Statements as filed with the Securities and Exchange Commission on Form 10-K and with the financial statements included therein and the notes thereto.

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

Results of Operations -- Three Months Ended March 31, 2002 and 2001

         Revenue -- Total revenue increased by $3.7 million, or 4.9%, for the first quarter of 2002 when compared to the first quarter of 2001. The majority of this increase, $3.0 million, represents revenues generated by properties acquired or developed during 2001 and the first quarter of 2002. The remaining increase primarily relates to other ancillary income, increases in rental rates at existing properties, and the consolidation of Colonial Properties Services, Inc (CPSI) effective August 1, 2001.

         Operating Expenses -- Total operating expenses increased by $5.2 million, or 12.1%, for the first quarter of 2002 when compared to the first quarter of 2001. Of this increase, $2.4 million is related to additional operating expenses associated with properties that were acquired or developed during 2001 and the first quarter of 2002. The remaining increase primarily relates to increases in general operating expenses, real estate taxes and insurance at existing properties, and the consolidation of CPSI effective August 1, 2001.

         Other Income and Expense -- Interest expense decreased by $3.7 million, or 19.0%, for the first quarter of 2002 when compared to the first quarter of 2001. The decrease in interest expense is primarily attributable to the decrease in the interest rate environment in the first quarter 2002 as compared to the first quarter 2001. Overall, CRLP's weighted average interest rate decreased from 7.2% in the first quarter of 2001 to 6.0% in the first quarter of 2002.

Liquidity and Capital Resources

         During the first quarter of 2002, CRLP invested $32.5 million in the acquisition and development of properties. CRLP financed this growth through advances on its bank line of credit, cash from operations, equity offerings by the Company, disposition of assets, and financing of certain properties. As of March 31, 2002, CRLP had an unsecured bank line of credit providing for total borrowings of $300 million. The line, which is used by CRLP primarily to finance property acquisitions and development, bears interest at LIBOR plus 115 basis points, is renewable in March 2003, and provides for a two-year amortization in the case of non-renewal. The line of credit agreement includes a competitive bid feature that will allow CRLP to convert up to $150 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The balance outstanding on this line at March 31, 2002, was $203.9 million.

         At March 31, 2002, CRLP's total outstanding debt balance was $1.19 billion. The outstanding balance includes fixed-rate debt of $942.2 million, or 79.4%, and floating-rate debt of $244.1 million, or 20.6%. CRLP's total market capitalization as of March 31, 2002 was $2.6 billion and its ratio of debt to market capitalization was 45.6%. Certain loan agreements of CRLP contain restrictive covenants, which among other things require maintenance of various financial ratios. At March 31, 2002, CRLP was in compliance with these covenants.

         On February 25, 2002, the Company entered into a transaction in which 560,380 shares of the Company's common shares at $33.37 per share were issued, resulting in net proceeds of $17.8 million to the Company. Salomon Smith Barney deposited 260,710 shares into The Equity Focus Trust REIT Portfolio Series, 2002-A, a newly formed unit investment trust, and 299,670 shares were deposited into Cohen & Steers Quality Income Realty Fund, Inc. The net proceeds were contributed by the Company to CRLP.

         On March 25, 2002, CRLP financed $52.8 million of debt with the Federal Home Loan Mortgage Corporation on three multifamily properties. The interest on the debt is a floating rate with a cap at 4.84%. At March 31, 2002, the floating rate was 2.98%.

         CRLP continued its asset recycling program, which allows CRLP to sell mature, slower growing assets and reinvest the proceeds into opportunities with more growth potential. During the first quarter of 2002, CRLP sold a 340-unit multifamily asset located in Bradenton, Florida for a total purchase price of $19.0 million. The majority of the proceeds, $16.6 million, were reinvested in the acquisition of 901 Maitland Center, a 156,000 square foot office building located in Orlando, Florida. The remaining proceeds will be used to support CRLP's future investment activities.

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

Financial Instruments: Derivatives and Hedging

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

         CRLP has entered into several different hedging transactions in an effort to manage exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of CRLP's derivative financial instruments at March 31, 2002. The notional value at March 31, 2002 provides an indication of the extent of CRLP's involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

                                                                         Interest                   Fair Value
Product Type                                  Notional Value             Rate         Maturity      (in thousands)
--------------------------------------------- -------------------------- ------------ ------------- ------------------
1) Interest Rate SWAP, Cash Flow              $30.2 - $27.7 million      5.932%       1/01/06              $  (1,196)
2) Interest Rate SWAP, Cash Flow              $75.0 million              2.130%       12/10/02                    173
3) Interest Rate SWAP, Cash Flow              $50.0 million              2.319%       1/01/03                      76
4) Interest Rate SWAP, Cash Flow              $25.0 million              2.430%       1/01/03                      15
5) Interest Rate SWAP, Fair Value             $50.0 million              5.015%       7/26/04                   1,268
6) Interest Rate CAP, Cash Flow               $21.1 million              6.850%       6/29/04                      53
7) Interest Rate CAP, Cash Flow               $17.9 million              6.850%       7/06/04                      46
8) Interest Rate CAP, Cash Flow               $30.4 million              11.200%      6/30/03                       0
9) Interest Rate CAPS, Cash Flow              $53.0 million              4.840%       4/01/04                     417

         On March 31, 2002, the derivative instruments were reported at their fair value as Other Assets of $0.9 million. For the quarter, adjustments of $1.0 million were recorded as unrealized gains in accumulated other comprehensive income (loss), and there was an adjustment to fixed rate debt of $25,000.
Additionally, CRLP recorded a $7,000 loss in earnings due to some ineffectiveness on the caps and one of the swaps. The ineffectiveness resulted from a timing difference regarding rate reset dates on the swap and minor differences in the cap and hedged debt notional.

         Most of CRLP's hedges are designated as cash flow hedges. Cash flow hedges protect against the variability in future cash outflows of current or forecasted debt. Interest rate swaps that convert variable payments to fixed payments are cash flow hedges. The changes in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income (loss) or in earnings--depending on the type of hedging relationship. Over time, the unrealized gains and losses held in accumulated other comprehensive income (loss) will be reclassified to earnings. This reclassification occurs in the same period or periods that the hedged cash flows affect earnings. Within the next twelve months, CRLP expects to reclassify to earnings approximately $0.1 million of the current balance held in accumulated other comprehensive income (loss) to earnings as interest expense.

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

Outlook

         Management intends to maintain CRLP's strength through continued diversification, while pursuing acquisitions and developments that meet
Colonial's criteria for property quality, market strength, and investment return. Management will continue to use its line of credit to provide short-term financing for acquisition, development, and expansion activities and plans to continue to replace significant borrowings under the bank line of credit with funds generated from the sale of additional equity securities and permanent financing, as market conditions permit. Management believes that these potential sources of funds, along with the possibility of issuing limited partnership units in exchange for properties, will provide CRLP with the means to finance additional acquisitions, developments, and expansions.

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

         An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At March 31, 2002, CRLP's exposure to rising interest rates was mitigated by the existing debt level of 45.6% of CRLP's total market capitalization, the high percentage of fixed rate debt (79.4%), and the use of interest rate swaps to effectively fix the interest rate on $75.0 million through December 2002, $75.0 million through January 2003, and approximately $30.0 million through January 2006. As a result, for the short-term, increases in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.

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

         The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Also included is a summary of CRLP's swap contracts at March 31, 2002.

                                                                                                                       Estimated
                                                                                                                         Fair
(amounts in thousands)               2002        2003       2004        2005       2006     Thereafter      Total        Value
----------------------------------------------------------------------------------------------------------------------------------

Fixed Rate Debt                       $57,500    253,143      54,950     76,536     75,000      425,042       942,171     951,375
Average interest rate
     at March 31, 2002                  7.93%      4.56%       7.67%      7.61%      7.97%        7.34%         6.72%           -

Variable Debt                           $ 534     53,925      50,000          -          -      139,680       244,139     244,139
Average interest rate
     at March 31, 2002                  2.98%      4.56%       3.82%          -          -        3.01%         3.18%           -

Interest Rate SWAPs

     Variable to fixed                    $ -    150,000           -          -     29,637            -       179,637        (932)
     Average pay rate                       -      2.24%           -          -      6.59%            -         2.96%           -

     Fixed to variable                    $ -          -      50,000          -          -            -        50,000       1,268
     Average pay rate                       -          -       5.02%          -          -            -         5.02%           -

Interest Rate Cap                         $ -     30,379      91,738          -          -            -       122,117         516
    Interest Rate                           -     11.20%       5.69%          -          -            -         7.06%           -


         The table incorporates only those exposures that exist as of March 31, 2002; it does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, CRLP's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, CRLP's hedging strategies at that time, and interest rates.

                       COLONIAL REALTY LIMITED PARTNERSHIP

                          PART II -- OTHER INFORMATION

Item 2.  Changes in Securities.

         The Company from time to time issues common shares of beneficial interest ("Common Shares") pursuant to its Dividend Reinvestment and Share Purchase Plan, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, and its Employee Share Option and Restricted Share Plan, in transactions that are registered under the Securities Act of 1933, as amended (the "Act"). Pursuant to CRLP's Third Amended and Restated Agreement of Limited Partnership, each time the Company issues Common Shares pursuant to the foregoing plans, CRLP issues to Colonial Properties Trust, its general partner, an equal number of Units for the same price at which the Common Shares were sold, in transactions that are not registered under the Act in reliance on
Section 4(2) of the Act. During the quarter ended March 31, 2002, CRLP issued 337,566 Reedemable Units in such transactions for an aggregate of approximately $6.0 million.

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

                                     COLONIAL REALTY LIMITED PARTNERSHIP,
                                        a Delaware limited partnership

                                     By:   Colonial Properties Trust,
                                             its general partner




Date:  May 15, 2002                  By:    /s/ Howard B. Nelson, Jr.
                                            -------------------------
                                                Howard B. Nelson, Jr.
                                                Chief Financial Officer
                                               (Duly Authorized Officer
                                                and Principal Financial Officer)



Date:  May 15, 2002                         /s/ Kenneth E. Howell
                                            ---------------------
                                                Kenneth E. Howell
                                                Senior Vice President and
                                                Chief Accounting Officer
                                               (Principal Accounting Officer)