Form 10-Q
period 2002-06-30
COLONIAL REALTY LIMITED PARTNERSHIP
filed 2002-08-14
CIK 1013844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended:                Commission File Number: 0-20707
June 30, 2002

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


                                                                           Page

PART I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                     Consolidated Condensed Balance Sheets as of
                     June 30, 2002 and December 31, 2001                     3

                     Consolidated Condensed Statements of Income for the
                     Three Months and Six Months Ended June 30, 2002
                     and 2001                                                4

                     Consolidated Condensed Statements of Cash Flows
                     for the Six Months Ended June 30, 2002 and 2001         5

                     Notes to Consolidated Condensed Financial Statements    6

                     Report of Independent Accountants                      13

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       14

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                               21

PART II:  OTHER INFORMATION


         Item 2.  Changes in Securities                                     22

         Item 6.  Exhibits and Reports on Form 8-K                          22

SIGNATURES                                                                  23

EXHIBITS                                                                    24


                       COLONIAL REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                              --------------------


                                                                             (Unaudited)
                                                                               June 30,     December 31,
                                                                                2002           2001
                                                                             -----------    -----------
                                     ASSETS

Land, buildings, & equipment, net                                            $ 1,776,010    $ 1,756,255
Undeveloped land and construction in progress                                    160,007        152,084
Cash and equivalents                                                              25,901         10,127
Restricted cash                                                                    1,838          2,255
Accounts receivable, net                                                          11,419         12,309
Prepaid expenses                                                                   5,690          7,072
Notes receivable                                                                     740         12,253
Deferred debt and lease costs, net                                                20,058         18,568
Investment in unconsolidated subsidiaries                                         34,791         31,594
Other assets                                                                      14,657         11,866
                                                                             -----------    -----------
                                                                             $ 2,051,111    $ 2,014,383
                                                                             ===========    ===========


                        LIABILITIES AND PARTNERS' CAPITAL

Notes and mortgages payable                                                  $ 1,183,361    $ 1,191,791
Accounts payable                                                                  19,055         20,701
Accrued interest                                                                  11,575         11,485
Accrued expenses                                                                  10,274          4,520
Tenant deposits                                                                    3,259          3,607
Unearned rent                                                                      2,526          8,343
Other liabilities                                                                  3,430          1,296
                                                                             -----------    -----------
     Total liabilities                                                         1,233,480      1,241,743
                                                                             -----------    -----------

Redeemable units, at redemption value                                            425,075        347,604
Preferred units:
     Series A Preferred Units                                                    125,000        125,000
     Series B Preferred Units                                                    100,000        100,000
     Series C Preferred Units                                                     50,000         50,000
Partners' capital                                                                119,737        151,439
Accumulated other comprehensive loss                                              (2,181)        (1,403)
                                                                             -----------    -----------
      Total partners' capital                                                    392,556        425,036
                                                                             -----------    -----------
                                                                             $ 2,051,111    $ 2,014,383
                                                                             ===========    ===========


The accompanying notes are an integral part of these financial statements




                       COLONIAL REALTY LIMITED PARTNERSHIP
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per unit data)
                              ---------------------


                                                                               Three Months Ended           Six Months Ended
                                                                                     June 30,                   June 30,
                                                                             ----------------------    ----------------------
                                                                                2002         2001          2002        2001
                                                                             ----------------------    ----------------------

Revenue:
     Minimum rent                                                            $  63,068    $  62,714    $ 125,698    $ 125,230
     Percentage rent                                                               674          557        1,159          645
     Tenant recoveries                                                          10,478        9,441       20,564       18,340
     Other property related revenue                                              4,511        4,491        8,727        8,434
     Other non-property related revenue                                          1,966          251        3,795          375
                                                                             ---------    ---------    ---------    ---------
        Total revenue                                                           80,697       77,454      159,943      153,024
                                                                             ---------    ---------    ---------    ---------

Property operating expenses:
     General operating expenses                                                  5,367        5,120       10,650       10,405
     Salaries and benefits                                                       3,928        3,953        7,787        7,979
     Repairs and maintenance                                                     7,932        7,330       15,146       13,919
     Taxes, licenses, and insurance                                              7,504        6,317       15,254       12,865
General and administrative                                                       4,605        2,495        8,492        5,129
Depreciation                                                                    17,591       16,027       35,365       31,824
Amortization                                                                     2,039        1,801        4,130        3,621
                                                                             ---------    ---------    ---------    ---------
        Total operating expenses                                                48,966       43,043       96,824       85,742
                                                                             ---------    ---------    ---------    ---------
        Income from operations                                                  31,731       34,411       63,119       67,282
                                                                             ---------    ---------    ---------    ---------
Other income (expense):
     Interest expense                                                          (15,223)     (18,974)     (30,985)     (38,443)
     Income from unconsolidated subsidiaries                                        57          382          401          632
     Ineffectiveness of hedging activities                                         -0-            1           (7)         (30)
     Gains (losses) from sales of property                                      22,304          (33)      32,112         (145)
     Other                                                                          33          -0-          -0-          -0-
                                                                             ---------    ---------    ---------    ---------
        Total other income (expense)                                             7,171      (18,624)       1,521      (37,986)
                                                                             ---------    ---------    ---------    ---------
        Net income                                                           $  38,902    $  15,787    $  64,640    $  29,296
Distributions to preferred unitholders                                          (6,109)      (5,094)     (12,219)     (10,048)
                                                                             ---------    ---------    ---------    ---------
     Net income available to common unitholders                              $  32,793    $  10,693    $  52,421    $  19,248
                                                                             =========    =========    =========    =========

Net income per unit - basic                                                  $    0.99    $    0.33    $    1.60    $    0.60
                                                                             =========    =========    =========    =========
Net income per unit - diluted                                                $    0.98    $    0.33    $    1.58    $    0.60
                                                                             =========    =========    =========    =========

Weighted average units outstanding - basic                                      33,169       31,984       32,849       31,977
Weighted average units outstanding - diluted                                    33,488       32,106       33,114       32,058



The accompanying notes are an integral part of these financial statements


                       COLONIAL REALTY LIMITED PARTNERSHIP
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                               -------------------

                                                                               Six Months Ended
                                                                                   June 30,
                                                                             --------------------
                                                                               2002        2001
                                                                             --------    --------

Cash flows from operating activities:
     Net  income                                                             $ 64,640    $ 29,296
     Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization                                          39,495      35,445
        Income from unconsolidated subsidiaries                                  (401)       (632)
        (Gains) losses from sales of property                                 (32,112)        145
        Other                                                                     641         939
     Decrease (increase) in:
        Restricted cash                                                           417        (277)
        Accounts receivable                                                       249       3,582
        Prepaid expenses                                                        1,382         295
        Other assets                                                           (5,384)     (1,818)
     Increase (decrease) in:
        Accounts payable                                                       (1,646)     (1,140)
        Accrued interest                                                           90        (416)
        Accrued expenses and other                                             (1,213)      6,886
                                                                             --------    --------
            Net cash provided by operating activities                          66,158      72,305
                                                                             --------    --------

Cash flows from investing activities:
     Acquisition of properties                                                (72,442)        -0-
     Development expenditures                                                 (37,731)    (73,725)
     Tenant improvements                                                       (6,810)     (8,240)
     Capital expenditures                                                      (7,446)     (7,416)
     Proceeds from notes receivable                                            11,513       9,594
     Proceeds from sales of property, net of selling costs                     94,160         -0-
     Distributions from unconsolidated subsidiaries                             1,543       1,444
     Capital contributions to unconsolidated subsidiaries                      (4,339)       (558)
                                                                             --------    --------
            Net cash used in investing activities                             (21,552)    (78,901)
                                                                             --------    --------

Cash flows from financing activities:
     Principal reductions of debt                                             (11,917)       (920)
     Proceeds from additional borrowings                                       52,750      21,100
     Net change in revolving credit balances                                  (49,766)    (12,980)
     Cash contributions from the issuance of preferred units                      -0-      48,125
     Cash contributions                                                        36,503         215
     Capital distributions                                                    (55,374)    (50,333)
     Payment of mortgage financing cost                                        (1,028)     (1,102)
     Other, net                                                                   -0-        (187)
                                                                             --------    --------
            Net cash provided by (used in) financing activities               (28,832)      3,918
                                                                             --------    --------
            Increase (decrease) in cash and equivalents                        15,774      (2,678)
Cash and equivalents, beginning of period                                      10,127       4,275
                                                                             --------    --------
Cash and equivalents, end of period                                          $ 25,901    $  1,597
                                                                             ========    ========


The accompanying notes are an integral part of these financial statements

                       COLONIAL REALTY LIMITED PARTNERSHIP
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


Note 1 -- Basis of Presentation
         Colonial Realty Limited Partnership ("CRLP") is the operating partnership of Colonial Properties Trust (the "Company"), an Alabama real estate investment trust whose shares are traded on the New York Stock Exchange. The accompanying unaudited consolidated condensed financial statements of CRLP have been prepared by management in accordance with generally accepted accounting principles for interim financial reporting and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the information included in CRLP's Annual Report as filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2001, and with the information filed with the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 2002. The December 31, 2001 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain 2001 amounts have been reclassified to conform to the current year's financial statement presentation.

         Effective January 1, 2002 CRLP adopted Statement of Financial Accounting Standard ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 provides additional guidance on the accounting for impairments of long-lived assets and updates the accounting and reporting requirements for discontinued operations. In accordance with the provisions of SFAS 144, CRLP records individual property sales as discontinued operations, unless CRLP maintains significant continuing involvement with properties that have been sold. During the second quarter of 2002 and year-to-date, CRLP did not have any property sales that were required to be classified as discontinued operations.

         In April 2002, FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30, will now be used to classify those gains and losses. SFAS 64 amended SFAS 4, and is no longer necessary because SFAS 4 has been rescinded. SFAS 44 and the amended sections of SFAS 13 are not applicable to CRLP and therefore have no effect on CRLP's financial statements. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early application encouraged. The adoption of SFAS 145 will likely not have a material effect on CRLP as the gains and losses on the extinguishment of debt are generally not material to CRLP's financial statements.

Note 2 -- Capital Structure
         At June 30, 2002, the Company controlled CRLP as the sole general partner and as the holder of 67.3% of the common units of CRLP ("Redeemable Units") and 63.6% of the preferred units (the "Series A Preferred Units" and "Series C Preferred Units). The limited partners of CRLP who hold units, are those persons (including certain officers and directors) who, at the time of the Initial Public Offering, elected to hold all or a portion of their interest in the form of Units rather than receiving shares of common stock of the Company, or individuals from whom the Company acquired certain properties, who elected to receive Units in exchange for the properties. Each Unit may be redeemed by the holder thereof for either one share of Common Stock or cash equal to the fair market value thereof at the time of such redemption, at the option of CRLP. Additionally, in 1999, CRLP issued $100 million of Series B Cumulative Redeemable Perpetual Preferred Units ("Series B Units") in a private placement, that are exchangeable for Series B Preferred Shares of the Company after ten years at the option of the holders of the Series B Units.

         The Board of Trustees of the Company manages CRLP by directing the affairs of the Company. The Company's interests in CRLP entitle it to share in cash distributions from, and in the profits and losses of, CRLP in proportion to the Company's percentage interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

Note 3 --Acquisitions and Dispositions
         Acquisitions
         During the second quarter 2002, CRLP acquired The Colonnade, a mixed-use development located in Birmingham, Alabama for a total purchase price of $55.6 million. The development includes five Class A office buildings totaling 451,950 square feet and The Shops of Colonnade, a 112,200 square foot village style retail center. Adjacent sites include such amenities as hotels, restaurants, banking and financial services, and shopping. The acquisition was primarily funded through the sale of certain multifamily properties sold earlier in the quarter (See discussion of dispositions below).

         On May 31, 2002, the 50% joint venture partner in our Orlando Fashion Square retail property located in Orlando, Florida elected to exercise its option to convert its 50% interest in the property to common shares of the Company. The conversion value of the joint venture partner's interest is currently being negotiated in accordance with the procedures set forth in the joint venture agreement. The conversion value of the joint venture partner's interest will be reduced by the joint venture partner's pro rata share of the mortgage indebtedness in the amount of $65.0 million, $32.5 million of which represents our joint venture partner's pro rata share.

         Dispositions
         During the second quarter 2002, CRLP sold the following properties:

               Property                                 Location             # of Units           Sales Price

Colonial Village at Monte D'Oro                      Birmingham, AL                   200            $11.2 million
Colonial Village at Hillcrest                        Mobile, AL                       104              5.2 million
Ski Lodge - Tuscaloosa                               Tuscaloosa, AL                   304              9.2 million
Colonial Village at Cordova                          Pensacola, FL                    152              5.4 million
Colonial Village at Oakleigh                         Pensacola, FL                    176             11.0 million
Colonial Village at McGehee                          Montgomery, AL                   468             18.4 million
Colonial Grand at Carrollwood                        Tampa, FL                        244             15.2 million
                                                                                 --------------- ------------------
          Total                                                                      1,648           $75.6 million
                                                                                 --------------- ------------------

         Under each of the sales agreements for the foregoing properties, CRLP will continue to manage the properties. A portion of the proceeds from the sales were used to fund the acquisition of The Colonnade, noted above, and the remaining proceeds will be used to support CRLP's future investment activities.

         As a result of these sales, at June 30, 2002 CRLP had $22.2 million of cash, which was held in an escrow account and designated to be used in a 1031 like-kind exchange during the third quarter of 2002. The designated cash is reflected as cash and equivalents on CRLP's balance sheet. See Note 8 for discussion of the acquisition of Heathrow International Business Center during the third quarter.

Note 4 -- Net Income Per Unit
         The following table sets forth the computation of basic and diluted earnings per unit:

(amounts in thousands, except
per unit data)
                                                                Three        Three         Six          Six
                                                                Months       Months       Months       Months
                                                                Ended        Ended        Ended        Ended
                                                               June 30,     June 30,     June 30,     June 30,
                                                                 2002         2001         2002         2001
                                                              -----------  -----------  -----------  -----------
       Numerator:
            Net Income                                      $     38,902 $     15,787 $     64,640 $     29,296
         Less: Preferred stock dividends                          (6,109)      (5,094)     (12,219)     (10,048)
                                                              -----------  -----------  -----------  -----------
            Income available to common unitholders          $     32,793 $     10,693 $     52,421 $     19,248
                                                              -----------  -----------  -----------  -----------

       Denominator:
         Denominator  for  basic net  income  per unit -
         weighted average common units                            33,169       31,984       32,849       31,977
         Effect of dilutive securities:
         Trustee and employee  stock  options,  treasury
         method                                                      319          122          265           81
                                                              -----------  -----------  -----------  -----------
         Denominator  for  diluted net income per unit -
         adjusted weighted average common units
                                                                  33,488       32,106       33,114       32,058
                                                              -----------  -----------  -----------  -----------

         Basic net income per unit                          $       0.99 $       0.33 $       1.60 $       0.60
                                                              -----------  -----------  -----------  -----------
         Diluted net income per unit                        $       0.98 $       0.33 $       1.58 $       0.60
                                                              -----------  -----------  -----------  -----------

All options outstanding were included in the computation of diluted net income per unit.

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


                                                             Three Months Ended                   Six Months Ended
                                                                  June 30                             June 30
                                                    -------------------------------------   --------------------------------
     (in thousands)                                       2002               2001                2002             2001
                                                    ------------------ ------------------   ---------------  ---------------
Revenues:
     Divisional Revenues
          Multifamily                                        $ 26,534           $ 29,869          $ 54,809         $ 59,804
          Office                                               16,952             14,138            31,782           27,599
          Retail                                               37,809             36,352            74,974           71,020
                                                    ------------------ ------------------   ---------------  ---------------
               Total Divisional Revenues:                      81,295             80,359           161,565          158,423

     Partially-owned subsidiaries                              (3,021)            (3,262)           (6,156)          (6,567)
     Unallocated corporate revenues                             2,423                357             4,534            1,168
                                                    ------------------ ------------------   ---------------  ---------------
               Total Consolidated Revenues:                  $ 80,697           $ 77,454         $ 159,943        $ 153,024
                                                    ------------------ ------------------   ---------------  ---------------

NOI:
     Divisional NOI
          Multifamily                                        $ 17,263           $ 20,458          $ 35,938         $ 40,519
          Office                                               11,842             10,178            22,281           19,616
          Retail                                               26,068             25,730            51,838           50,463
                                                    ------------------ ------------------   ---------------  ---------------
               Total Divisional NOI:                           55,173             56,366           110,057          110,598

     Partially-owned subsidiaries                              (1,585)            (1,972)           (3,404)          (3,874)
     Unallocated corporate revenues                             2,423                357             4,534            1,168
     General and administrative expenses                       (4,605)            (2,495)           (8,492)          (5,129)
     Depreciation                                             (17,591)           (16,027)          (35,365)         (31,824)
     Amortization                                              (2,039)            (1,801)           (4,130)          (3,621)
     Other                                                        (45)               (17)              (81)             (36)
                                                    ------------------ ------------------   ---------------  ---------------
          Income from operations                               31,731             34,411            63,119           67,282
                                                    ------------------ ------------------   ---------------  ---------------
     Total other income (expense)                               7,171            (18,146)            1,521          (37,542)
                                                    ------------------ ------------------   ---------------  ---------------
          Net income                                         $ 38,902           $ 16,265          $ 64,640         $ 29,740
                                                    ------------------ ------------------   ---------------  ---------------



     (in thousands)                                       June 30,         December 31,
Assets:                                                     2002               2001
                                                    ------------------ ------------------
     Divisional Assets
          Multifamily                                       $ 654,989          $ 723,447
          Office                                              474,241            377,255
          Retail                                              914,664            905,964
                                                    ------------------ ------------------
               Total Divisional Assets:                     2,043,894          2,006,666

     Partially-owned subsidiaries                            (115,859)          (106,191)
     Unallocated corporate assets (1)                         123,076            113,908
                                                    ------------------ ------------------
                                                          $ 2,051,111        $ 2,014,383
                                                    ------------------ ------------------

(1) Includes the Company's investment in partially-owned entities of $34,791 as of June 30, 2002, and $31,594 as of December 31, 2001.



Management evaluates the performance of its segments and allocates resources to them based on NOI. NOI consists of revenues in excess of general operating expenses, salaries and wages, repairs and maintenance, taxes, licenses, and insurance. Segment information for the three and six months ended June 30, 2002 and 2001, and total divisional assets to total assets as of June 30, 2002 and December 31, 2001 is as follows:



Note 6 -- Derivative Instruments
         In the normal course of business, CRLP is exposed to the effect of interest rate changes. CRLP limits these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with CRLP's leasing income and other financial assets with interest rates on related debt, and manage the cost of borrowing obligations.

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

         CRLP has entered into several different hedging transactions in an effort to manage exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of CRLP's derivative financial instruments at June 30, 2002. The notional value at June 30, 2002 provides an indication of the extent of CRLP's involvement in these instruments at that time, but does not represent total exposure to credit, interest rate, or market risk.

                                                                   Interest                         Fair Value
Product Type                               Notional Value          Rate          Maturity         (in thousands)
------------------------------------------ ----------------------- ------------- ------------ -------------------
1) Interest Rate SWAP, Cash Flow           $30.2-$27.7 million     5.932%        1/01/06              $  (2,049)
2) Interest Rate SWAP, Cash Flow           $75.0 million           2.130%        12/10/02                  (114)
3) Interest Rate SWAP, Cash Flow           $50.0 million           2.319%        1/01/03                   (135)
4) Interest Rate SWAP, Cash Flow           $25.0 million           2.430%        1/01/03                    (84)
5) Interest Rate SWAP, Fair Value          $50.0 million           5.015%        7/26/04                   1,796
6) Interest Rate CAP, Cash Flow            $21.1 million           6.850%        6/29/04                      26
7) Interest Rate CAP, Cash Flow            $17.9 million           6.850%        7/06/04                      22
8) Interest Rate CAP, Cash Flow            $30.4 million           11.200%       6/30/03                       0
9) Interest Rate CAPS, Cash Flow           $53.0 million           4.840%        4/01/04                     131

         On June 30, 2002, the derivative instruments were reported at their fair value as Other Assets of $2.0 million and Other Liabilities of $2.4 million. For the quarter and the first half of the year, adjustments of $1.3 million and $0.3 million were recorded, respectively, as unrealized losses in accumulated other comprehensive income (loss), and there was an adjustment to fixed rate debt of $0.5 million during the second quarter 2002. Additionally, CRLP recorded a nominal loss in earnings due to some ineffectiveness on the caps and one of the swaps. The ineffectiveness resulted from a timing difference regarding rate reset dates on the swap and minor differences in the cap and hedged debt notional amounts.

         Most of CRLP's hedges are designated as cash flow hedges. Cash flow hedges protect against the variability in future cash outflows of current or forecasted debt. Interest rate swaps that convert variable payments to fixed payments are cash flow hedges. The changes in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income (loss) or in earnings--depending on the type of hedging relationship. Over time, the unrealized gains and losses held in accumulated other comprehensive income (loss) will be reclassified to earnings. This reclassification occurs in the same period or periods that the hedged cash flows affect earnings. Within the next twelve months, CRLP expects to reclassify to earnings approximately $1.2 million of the current balance held in accumulated other comprehensive income (loss) to earnings as interest expense.

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

Note 7 -- Comprehensive Income (Loss)
         Comprehensive income (loss) consisted of the following:

  (in thousands)                                                   Three Months ended          Six Months ended
                                                                      June 30, 2002              June 30, 2002
                                                                -------------------------- --------------------------
  Net income                                                            $ 38,902                   $ 64,640
  Other comprehensive income (loss)
       Unrealized income (loss) on cash flow
              hedging activities                                          (1,788)                      (778)
                                                                -------------------------- --------------------------
  Comprehensive income                                                  $ 37,114                   $ 63,862
                                                                -------------------------- --------------------------



         Accumulated other comprehensive income (loss) consisted of the following:

          (in thousands)                                                 Accumulated Other
                                                                    Comprehensive Income (Loss)
                                                                -------------------------------------

          Balance at December 31, 2001                                       $ (1,403)
          Current period change in fair value of
                  derivative instruments                                         (778)
                                                                -------------------------------------
          Balance at June 30, 2002                                           $ (2,181)
                                                                -------------------------------------

Note 8 -- Subsequent Events

         Distribution
         On July 25, 2002, a cash distribution was declared to partners of CRLP in the amount of $0.66 per unit, totaling $22.0 million. The distribution was declared to partners of record as of August 5, 2002, and was paid on August 12, 2002.

         Dispositions
         On July 11, 2002, CRLP sold University Park Plaza, an office asset, and Colonial Promenade University Park, Phase II, a retail asset, both located in Orlando, Florida. University Park Plaza consists of three office buildings totaling 72,500 square feet and Colonial Promenade University Park, Phase II contains 183,450 square feet. The total sales price for these assets was $16.7 million. The proceeds from the sales were used to acquire Heathrow International Business Center in Orlando, Florida, as noted below.

         Acquisitions
         Effective August 1, 2002, CRLP acquired Heathrow International Business Center, a seven-building office park totaling 805,765 rentable square feet and 102 acres of land for potential future development, located in the Lake Mary/Heathrow submarket of Orlando, Florida. Current tenants include national and regional companies like Veritas, Bank One, FiServ, and The United States Government. The total purchase price of the office park was $122.0 million, which was primarily funded through CRLP's recent sales of multifamily and retail assets and the assumption of $45.9 million of existing debt. The remaining balance was funded through CRLP's unsecured line of credit. Additionally, CRLP has agreed to acquire one new office building that contains 192,000 square feet. The closing for this acquisition will occur upon the earlier of the third anniversary of the date of the agreement or at such time that the seller achieves certain leasing targets for the property. The purchase price will be determined based on the percentage of gross leasable area actually leased and the net operating income generated by the leases at the time of acquisition.

         Additionally, during July 2002, CRLP acquired three single family homes located in Montgomery, Alabama for a total purchase price of approximately $0.5 million, which will be operated as rental property. The homes were purchased as part of a "corporate rental program" for an automobile manufacturer that is building a manufacturing plant near Montgomery, Alabama. Under the corporate rental program, executives of the automobile manufacturer will rent the homes from CRLP for an initial term of three years, with the option to extend the lease, and have agreed to have other employees lease additional multifamily units at Colonial Grand at Promenade located in Montgomery, Alabama. The homes were purchased from Lowder New Homes, Inc., a related party, and were funded through CRLP's unsecured line of credit.

         Debt Financing
         On July 31, 2002, CRLP completed a $100.0 million public debt offering of unsecured senior notes. The notes, which mature in July 2012, bear a coupon rate of 6.88%, and were priced to yield an effective rate of 6.99% over the ten-year term. CRLP used the net proceeds of the offering to repay a $57.5 million medium-term note that matured on August 9, 2002 and the remaining amount was used to pay down a portion of the outstanding balance on its unsecured line of credit.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Trustees of
Colonial Properties Trust:

         We have reviewed the accompanying consolidated condensed balance sheet of Colonial Realty Limited Partnership (the "Partnership") as of June 30, 2002, and the related consolidated condensed statements of income for the three-month and six-month periods ended June 30, 2002 and 2001, and the consolidated condensed statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Partnership's management.

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

Birmingham, Alabama
August 12, 2002

                       COLONIAL REALTY LIMITED PARTNERSHIP


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
         Colonial Realty Limited Partnership ("CRLP"), a Delaware limited partnership, is the operating partnership of Colonial Properties Trust, an Alabama real estate investment trust (the "Company") whose shares are listed on the New York Stock Exchange. The Company is engaged in the ownership, development, management, and leasing of multifamily communities, office buildings, retail malls and shopping centers. The Company is organized as a real estate investment trust (REIT) and owns and operates properties in nine states in the Sunbelt region of the United States. As of June 30, 2002, CRLP's real estate portfolio consisted of 41 multifamily communities, 20 office properties, and 43 retail properties.

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

Results of Operations -- Three Months Ended June 30, 2002 and 2001
         Revenue -- Total revenue increased by $3.2 million, or 4.2%, for the second quarter of 2002 when compared to the second quarter of 2001. Of this increase, $0.7 million represents revenues generated by properties acquired or developed during 2001 and the first half of 2002, net of revenues from properties disposed of in 2002 and 2001, and $0.6 million relates to the consolidation of Colonial Properties Services, Inc (CPSI) effective September 1, 2001. The remaining increase primarily relates to increases in rental rates at existing properties, other ancillary income, and third party management fee income.

         Same-property revenue increased by $0.5 million, or 0.7%, for the second quarter of 2002 when compared to the second quarter of 2001. This increase is primarily related to the increase in rental rates and lease buyouts at our retail operating properties, offset by lease buyouts that occurred in our office division in the second quarter of 2001, and an increase in move-in concessions in our multifamily properties during the second quarter of 2002 as a result of a slowdown in the U.S. economy during the last year.

         Operating Expenses -- Total operating expenses increased by $5.9 million, or 13.8%, for the second quarter of 2002 when compared to the second quarter of 2001. Of this increase, $1.2 million is related to increases in real estate taxes, licenses, and insurance at existing properties, $1.3 million is related to the consolidation of CPSI effective September 1, 2001, and $0.7 million is related to depreciation and amortization expense on newly acquired or developed properties, net of properties disposed of in 2002 and 2001. The remaining increase is associated with increases in general operating expenses and repairs and maintenance expenses.

         Same-property operating expenses increased by $2.3 million, or 11.6%, for the second quarter of 2002 when compared to the second quarter of 2001. Of the increase, $1.2 million is related to the increase in real estate taxes and insurance in our current markets. The remaining increase is associated with increases in general operating expenses, utilities expenses, and repairs and maintenance expenses.

         Other Income and Expense -- Interest expense decreased by $3.8 million, or 19.8%, for the second quarter of 2002 when compared to the second quarter of 2001. The decrease in interest expense is primarily attributable to the decrease in the interest rate environment in the second quarter 2002 as compared to the second quarter 2001. Overall, CRLP's weighted average interest rate decreased from 7.04% at June 30, 2001 to 5.97% at June 30, 2002. Gains (losses) on sales of property increased $22.3 million in the second quarter of 2002 when compared to the second quarter of 2001, which is attributable to the sales of seven multifamily properties during the quarter. See Liquidity and Capital Resources for further discussion.

Results of Operations -- Six Months Ended June 30, 2002 and 2001
         Revenue -- Total revenue increased by $6.9 million, or 4.5%, for the six months ended June 30, 2002 when compared to the six months ended June 30, 2001. Of this increase, $1.1 million relates to the consolidation of CPSI effective September 1, 2001, $0.4 million represents revenues generated by properties acquired or developed during 2002 and the second half of 2001, net of properties disposed of in 2002 and 2001. The remaining increase primarily relates to increases in rental rates at existing properties, other ancillary income, and third party management fee income.

         Same-property revenue increased by $3.0 million, or 2.2%, for the six months ended June 30, 2002 when compared to the six months ended June 30, 2001. This increase is primarily related to the increase in rental rates and specialty leasing income in our retail operating properties, offset by an increase in move-in concessions in our multifamily properties during the six months ended June 30, 2002 as a result of a slowdown in the U.S. economy during the last year.

         Operating Expenses -- Total operating expenses increased by $11.1 million, or 12.9%, for the six months ended June 30, 2002 when compared to the six months ended June 30, 2001. Of this increase, $2.4 million is related to increases in real estate taxes, licenses, and insurance, $2.3 million is related to the consolidation of CPSI effective September 1, 2001, and $1.4 million is related to depreciation and amortization expense on newly developed or acquired properties, net of properties disposed of in 2002 and 2001. The remaining increase primarily relates to increases in general operating expenses and repairs and maintenance at existing properties.

         Same-property operating expenses increased by $3.8 million, or 9.7%, for the six months ended June 30, 2002 when compared to the six months ended June 30, 2001. Of the increase, $2.4 million is related to the increase in real estate taxes and insurance in our current markets. The remaining increase is associated with increases in general operating expenses, utilities expenses, and repairs and maintenance expenses.

         Other Income and Expense -- Interest expense decreased by $7.5 million, or 19.4%, for the six months ended June 30, 2002 when compared to the six months ended June 30, 2001. The decrease in interest expense is primarily attributable to the decrease in the interest rate environment in the second quarter 2002 as compared to the second quarter 2001. Overall, CRLP's weighted average interest rate decreased from 7.04% at June 30, 2001 to 5.97% at June 30, 2002. Gains (losses) on sales of property increased $32.3 million for the six months ended June 30, 2002 when compared to the six months ended June 30, 2001, which is attributable to the sales of eight multifamily properties during the period. See Liquidity and Capital Resources and CRLP's quarterly report of Form 10-Q for the period ended March 31, 2002 for further discussion.

Summary of Critical Accounting Policies

         Management of CRLP considers the following accounting policies to be critical to the reported operating results of CRLP:

         Real Estate Development
         CRLP capitalizes all costs, including interest, real estate taxes that are associated with the development, construction, expansion, or leasing of real estate investments as a cost of the property. All other expenditures necessary to maintain a property in ordinary operating condition are expensed as incurred.

         CRLP evaluates its properties, at least annually or upon the occurrence of significant changes in the operations, to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business environment that affect the recovery of the recorded value. If any property is considered impaired, a loss will be provided to reduce the carrying value of the property to its estimated fair value. The valuation of real estate investments involves many subjective assumptions dependent upon future economic events that affect the ultimate value of the property.

         Valuation of Receivables
         CRLP is subject to tenant defaults and bankruptcies at our Office and Retail properties that could affect the collection of outstanding receivables. In order to mitigate these risks, CRLP performs credit review and analysis on all commercial tenants and significant leases before they are executed. CRLP evaluates the collectibility of outstanding receivables and records allowances as appropriate.

Liquidity and Capital Resources
         During the second quarter of 2002, CRLP invested $80.8 million in the acquisition and development of properties. CRLP financed this growth through advances on its bank line of credit, cash from operations, proceeds from CRLP's dividend reinvestment plan, disposition of assets, and financing of certain properties. As of June 30, 2002, CRLP had an unsecured bank line of credit providing for total borrowings of $300 million. The line, which is used by CRLP primarily to finance property acquisitions and development, bears interest at LIBOR plus 115 basis points, which matures in April 2003, and provides for a two-year amortization in the case of non-renewal. The line of credit agreement includes a competitive bid feature that will allow CRLP to convert up to $150 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The balance outstanding on this line at June 30, 2002, was $211.6 million.

         At June 30, 2002, CRLP's total outstanding debt balance was $1.2 billion. The outstanding balance includes fixed-rate debt of $931.9 million, or 78.8% of the total debt balance, and floating-rate debt of $251.4 million, or 21.2% of the total debt balance. CRLP's total market capitalization as of June 30, 2002 was $2.8 billion and its ratio of debt to market capitalization was 42.9%. Certain loan agreements of CRLP contain restrictive covenants, which among other things require maintenance of various financial ratios. At June 30, 2002, CRLP was in compliance with these covenants.

         CRLP continued its asset recycling program, which allows CRLP to sell mature, slower growing assets and reinvest the proceeds into opportunities with more growth potential. During the second quarter of 2002, CRLP sold the following seven multifamily properties:

               Property                                 Location             # of Units           Sales Price

Colonial Village at Monte D'Oro                      Birmingham, AL                   200            $11.2 million
Colonial Village at Hillcrest                        Mobile, AL                       104              5.2 million
Ski Lodge - Tuscaloosa                               Tuscaloosa, AL                   304              9.2 million
Colonial Village at Cordova                          Pensacola, FL                    152              5.4 million
Colonial Village at Oakleigh                         Pensacola, FL                    176             11.0 million
Colonial Village at McGehee                          Montgomery, AL                   468             18.4 million
Colonial Grand at Carrollwood                        Tampa, FL                        244             15.2 million
                                                                                 --------------- ------------------
          Total                                                                      1,648           $75.6 million
                                                                                 --------------- ------------------

Under each of the sales agreements for the foregoing properties, CRLP will continue to manage the properties.

         The proceeds from these sales were primarily used to fund the acquisition of The Colonnade, a mixed-use development located in Birmingham, Alabama, which was purchased for a total purchase price of $55.6 million. The development includes five Class A office buildings totaling 451,950 square feet and The Shops of Colonnade, a 112,200 square foot village style retail center. Adjacent sites include such amenities as three hotels, restaurants, banking and financial services, and shopping. The remaining proceeds will be used to support CRLP's investment activities.

         Through its taxable REIT subsidiary, CPSI, CRLP provides management services for properties owned by third parties, and provides construction management and development services for third parties, for which CRLP recognizes management and development fees. Additionally, CRLP makes the following types of investments through CPSI; (a) purchases undeveloped land and sells parcels land to a third parties, (b) develops a property, and upon completion sells the property to a third party, or (c) purchases an operating property to be sold to a third party within a short period of time.

         CRLP expects to meet its short-term liquidity requirements generally through its net cash provided by operations, proceeds from the Company's dividend reinvestment plan, and borrowings under credit arrangements and expects to meet certain of its long-term liquidity requirements, such as scheduled debt maturities, repayment of financing of construction and development activities, and possible property acquisitions, through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of the Company, sales of properties, joint ventures, or, possibly in connection with acquisitions of land or improved properties, issuance of limited partnership units. CRLP believes that its net cash provided by operations will be adequate and anticipates that it will continue to be adequate to meet both operating requirements and payment of dividends by CRLP in accordance with REIT requirements in both the short and the long term.

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

         CRLP has entered into several different hedging transactions in an effort to manage exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of CRLP's derivative financial instruments at June 30, 2002. The notional value at June 30, 2002 provides an indication of the extent of CRLP's involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

                                                                   Interest                         Fair Value
Product Type                               Notional Value          Rate          Maturity         (in thousands)
------------------------------------------ ----------------------- ------------- ------------ -------------------
1) Interest Rate SWAP, Cash Flow           $30.2-$27.7 million     5.932%        1/01/06              $  (2,049)
2) Interest Rate SWAP, Cash Flow           $75.0 million           2.130%        12/10/02                  (114)
3) Interest Rate SWAP, Cash Flow           $50.0 million           2.319%        1/01/03                   (135)
4) Interest Rate SWAP, Cash Flow           $25.0 million           2.430%        1/01/03                    (84)
5) Interest Rate SWAP, Fair Value          $50.0 million           5.015%        7/26/04                   1,796
6) Interest Rate CAP, Cash Flow            $21.1 million           6.850%        6/29/04                      26
7) Interest Rate CAP, Cash Flow            $17.9 million           6.850%        7/06/04                      22
8) Interest Rate CAP, Cash Flow            $30.4 million           11.200%       6/30/03                       0
9) Interest Rate CAPS, Cash Flow           $53.0 million           4.840%        4/01/04                     131

         On June 30, 2002, the derivative instruments were reported at their fair value as Other Assets of $2.0 million and Other Liabilities of $2.4 million. For the quarter and year-to-date, adjustments of $1.3 million and $0.3 million were recorded, respectively, as unrealized gains in accumulated other comprehensive income (loss), and there was an adjustment to fixed rate debt of $0.5 million. Additionally, CRLP recorded a nominal loss in earnings due to some ineffectiveness on the caps and one of the swaps. The ineffectiveness resulted from a timing difference regarding rate reset dates on the swap and minor differences in the cap and hedged debt notional.

         Most of CRLP's hedges are designated as cash flow hedges. Cash flow hedges protect against the variability in future cash outflows of current or forecasted debt. Interest rate swaps that convert variable payments to fixed payments are cash flow hedges. The changes in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income (loss) or in earnings--depending on the type of hedging relationship. Over time, the unrealized gains and losses held in accumulated other comprehensive income (loss) will be reclassified to earnings. This reclassification occurs in the same period or periods that the hedged cash flows affect earnings. Within the next twelve months, CRLP expects to reclassify to earnings approximately $1.2 million of the current balance held in accumulated other comprehensive income (loss) to earnings as interest expense.

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

Outlook
         Management intends to maintain CRLP's strength through continued diversification, while pursuing acquisitions and developments that meet Colonial's criteria for property quality, market strength, and investment return. Management will continue to use its line of credit to provide short-term financing for acquisition, development, and expansion activities and plans to continue to replace significant borrowings under the bank line of credit with funds generated from the sale of additional equity securities of the Company, sale of assets, and permanent financing, as market conditions permit. Management believes that these potential sources of funds, along with the possibility of issuing limited partnership units in exchange for properties, will provide CRLP with the means to finance additional acquisitions, developments, and expansions.

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

         An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At June 30, 2002, CRLP's exposure to rising interest rates was mitigated by the existing debt level of 42.9% of CRLP's total market capitalization, the high percentage of fixed rate debt (78.8%), and the use of interest rate swaps to effectively fix the interest rate on $75.0 million through December 2002, $75.0 million through January 2003, and approximately $30.0 million through January 2006. As a result, for the short-term, increases in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.

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

         The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Also included is a summary of CRLP's swap contracts and rate caps at June 30, 2002.


                                                                                                                       Estimated
                                                                                                                         Fair
(amounts in thousands)               2002        2003       2004        2005       2006     Thereafter      Total        Value
----------------------------------------------------------------------------------------------------------------------------------

Fixed Rate Debt                       $57,500    253,048      54,909     76,528     75,000      414,959       931,944     942,583
Average interest rate
     at June 30, 2002                   7.93%      4.79%       7.67%      7.61%      7.97%        7.33%         6.72%           -

Variable Debt                           $ 524     61,599      50,000          -          -      139,294       251,417     251,417
Average interest rate
     at June 30, 2002                   2.98%      2.99%       3.82%          -          -        2.70%         3.18%           -

Interest Rate SWAPs

     Variable to fixed                    $ -    150,000           -          -     29,447            -       179,447      (2,382)
     Average pay rate                       -      2.24%           -          -      6.59%            -         2.95%           -

     Fixed to variable                    $ -          -      50,000          -          -            -        50,000       1,796
     Average pay rate                       -          -       5.02%          -          -            -         5.02%           -

Interest Rate Cap                         $ -     30,379      90,819          -          -            -       121,198         179
    Interest Rate                           -     11.20%       5.69%          -          -            -         7.07%           -


The table incorporates only those exposures that exist as of June 30, 2002 and it does not consider those exposures or positions that could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, CRLP's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, CRLP's hedging strategies at that time, and interest rates.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                          PART II -- OTHER INFORMATION



Item 2.  Changes in Securities.

         The Company from time to time issues common shares of beneficial interest ("Common Shares") pursuant to its Dividend Reinvestment and Share Purchase Plan, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, and its Employee Share Option and Restricted Share Plan, in transactions that are registered under the Securities Act of 1933, as amended (the "Act"). Pursuant to CRLP's Third Amended and Restated Agreement of Limited Partnership, each time the Company issues Common Shares pursuant to the foregoing plans, CRLP issues to Colonial Properties Trust, its general partner, an equal number of Units for the same price at which the Common Shares were sold, in transactions that are not registered under the Act in reliance on
Section 4(2) of the Act. During the quarter ended June 30, 2002, CRLP issued 299,268 Units in such transactions for an aggregate of approximately $11.0 million.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

12.            Ratio of Earnings to Fixed Charges

15.            Letter re:  Unaudited Interim Financial Information


(b)      Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended June 30, 2002. Subsequent to quarter-end, a Form 8-K dated July 31, 2002, reported a $100.0 million public debt offering of unsecured senior notes, under Item 5, "Other Events".

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


                                         COLONIAL REALTY LIMITED PARTNERSHIP,
                                           a Delaware limited partnership

                                    By:   Colonial Properties Trust,
                                          its general partner




Date:  August 14, 2002               By:    /s/ Howard B. Nelson, Jr.
                                            -----------------------------------
                                                Howard B. Nelson, Jr.
                                                Chief Financial Officer
                                               (Duly Authorized Officer
                                                and Principal Financial Officer)



Date:  August 14, 2002                      /s/ Kenneth E. Howell
                                            -----------------------------------
                                                Kenneth E. Howell
                                                Senior Vice President and
                                                Chief Accounting Officer
                                               (Principal Accounting Officer)