Form 10-Q
period 2002-09-30
COLONIAL REALTY LIMITED PARTNERSHIP
filed 2002-11-15
CIK 1013844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended:                 Commission File Number: 0-20707
September 30, 2002


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


                                                                          Page

PART I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                     Consolidated Condensed Balance Sheets as of
                     September 30, 2002 and December 31, 2001               3

                     Consolidated Condensed Statements of Income for the Three Months and Nine Months Ended
                     September 30, 2002 and 2001                            4

                     Consolidated Condensed Statements of Cash Flows
                     for the Nine Months Ended September 30, 2002 and 2001  5

                     Notes to Consolidated Condensed Financial Statements   6

                     Report of Independent Accountants                     13

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      14

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                              22

         Item 4. Controls and Procedures                                   23

PART II:  OTHER INFORMATION


         Item 2.  Changes in Securities                                    24

         Item 6.  Exhibits and Reports on Form 8-K                         24

SIGNATURES                                                                 25

EXHIBITS                                                                   26


                       COLONIAL REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                              --------------------


                                                           September 30,
                                                               2002        December 31,
                                                            (Unaudited)       2001
                                                            -----------   ------------
                    ASSETS

Land, buildings, & equipment, net                           $ 1,907,207    $ 1,756,255
Undeveloped land and construction in progress                   135,983        152,084
Cash and equivalents                                              1,822         10,127
Restricted cash                                                   1,535          2,255
Accounts receivable, net                                         11,664         12,309
Prepaid expenses                                                  5,270          7,072
Notes receivable                                                  1,140         12,253
Deferred debt and lease costs, net                               21,418         18,568
Investment in unconsolidated subsidiaries                        34,864         31,594
Other assets                                                     15,135         11,866
                                                            -----------    -----------
                                                            $ 2,136,038    $ 2,014,383
                                                            ===========    ===========

      LIABILITIES AND PARTNERS' CAPITAL

Notes and mortgages payable                                 $ 1,260,791    $ 1,191,791
Accounts payable                                                 15,493         20,701
Accrued interest                                                 13,249         11,485
Accrued expenses                                                 20,309          4,520
Tenant deposits                                                   3,368          3,607
Unearned rent                                                     2,432          8,343
Other liabilities                                                 4,267          1,296
                                                            -----------    -----------
     Total liabilities                                        1,319,909      1,241,743
                                                            -----------    -----------

Redeemable units, at redemption value                           394,447        347,604
Preferred units:
     Series A Preferred Units                                   125,000        125,000
     Series B Preferred Units                                   100,000        100,000
     Series C Preferred Units                                    50,000         50,000
Partners' capital                                               149,802        151,439
Accumulated other comprehensive loss                             (3,120)        (1,403)
                                                            -----------    -----------
      Total partners' capital                                   421,682        425,036
                                                            -----------    -----------
                                                            $ 2,136,038    $ 2,014,383
                                                            ===========    ===========


The accompanying notes are an integral part of these financial statements.



                       COLONIAL REALTY LIMITED PARTNERSHIP
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per unit data)
                              ---------------------



                                                   Three Months Ended        Nine Months Ended
                                                      September 30,             September 30,
                                                 ----------------------    ----------------------
                                                    2002        2001          2002         2001
                                                 ---------    ---------    ---------    ---------
Revenue:
  Minimum rent                                   $  64,780    $  62,065    $ 189,564    $ 186,517
  Percentage rent                                      584          837        1,725        1,480
  Tenant recoveries                                 10,359        9,421       30,789       27,597
  Other property related revenue                     4,845        5,239       13,779       13,653
  Other non-property related revenue                 1,555          909        5,125        1,282
                                                 ---------    ---------    ---------    ---------
Total revenue                                       82,123       78,471      240,982      230,529
                                                 ---------    ---------    ---------    ---------

Operating Expenses:
 Property operating expenses:
  General operating expenses                         5,908        5,591       16,464       15,903
  Salaries and benefits                              3,867        3,846       11,574       11,765
  Repairs and maintenance                            8,407        7,799       23,460       21,621
  Taxes, licenses, and insurance                     6,368        6,611       21,474       19,339
  General and administrative                         3,445        2,574       11,938        7,702
  Depreciation                                      18,460       16,438       53,568       48,014
  Amortization                                       2,186        2,018        6,298        5,621
                                                 ---------    ---------    ---------    ---------
Total operating expenses                            48,641       44,877      144,776      129,965
                                                 ---------    ---------    ---------    ---------
Income from operations                              33,482       33,594       96,206      100,564
                                                 ---------    ---------    ---------    ---------

Other income (expense):
  Interest expense                                 (16,820)     (17,438)     (47,805)     (55,881)
  Income from investments                              585          327          986          959
  Ineffectiveness of hedging activities                 (4)           9          (12)         (20)
  Gains from sales of property                         615        7,480       32,727        7,334
  Other                                               --           (115)        --           (115)
                                                 ---------    ---------    ---------    ---------
Total other expense                                (15,624)      (9,737)     (14,104)     (47,723)
                                                 ---------    ---------    ---------    ---------
Income from continuing operations                   17,858       23,857       82,102       52,841
                                                 ---------    ---------    ---------    ---------

Income from discontinued operations                     55          118          451          429
Gain on disposal of discontinued operations          6,069         --          6,069         --
                                                 ---------    ---------    ---------    ---------
Income from discontinued operations                  6,124          118        6,520          429
                                                 ---------    ---------    ---------    ---------
Net income                                          23,982       23,975       88,622       53,270
                                                 ---------    ---------    ---------    ---------
Dividends to preferred unitholders                  (6,109)      (6,109)     (18,329)     (16,157)
                                                 ---------    ---------    ---------    ---------
Net income available to common unitholders       $  17,873    $  17,866    $  70,293    $  37,113
                                                 ---------    ---------    ---------    ---------


Net income per common unit - Basic:
        Income from continuing operations        $    0.36    $    0.56    $    1.93    $    1.15
        Income from discontinued operations           0.18         0.00         0.20         0.01
                                                 ---------    ---------    ---------    ---------
        Net income per common unit - Basic       $    0.54    $    0.56    $    2.13    $    1.16
                                                 ---------    ---------    ---------    ---------

Net income per common unit - Diluted:
        Income from continuing operations        $    0.35    $    0.56    $    1.91    $    1.14
        Income from discontinued operations           0.18         0.00         0.20         0.01
                                                 ---------    ---------    ---------    ---------
        Net income per common unit - Diluted     $    0.53    $    0.56    $    2.11    $    1.15
                                                 ---------    ---------    ---------    ---------

Average units outstanding:
        Basic                                       33,426       31,994       33,043       31,983
        Diluted                                     33,709       32,139       33,312       32,085


The accompanying notes are an integral part of these financial statements.



                       COLONIAL REALTY LIMITED PARTNERSHIP
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                               -------------------

                                                                      Nine Months Ended
                                                                        September 30,
                                                                  -----------------------
                                                                     2002         2001
                                                                  ----------   ----------

Cash flows from operating activities:
     Net  income                                                  $  88,622    $  53,270
     Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization                                60,198       54,032
        Income from unconsolidated subsidiaries                        (986)        (946)
        Gains from sales of property                                (38,796)      (7,334)
        Other                                                         1,043        1,495
     Decrease (increase) in:
        Restricted cash                                                 720         (265)
        Accounts receivable                                            (358)      (3,386)
        Prepaid expenses                                              2,203          439
        Other assets                                                 (8,698)      (4,207)
     Increase (decrease) in:
        Accounts payable                                             (5,208)       2,146
        Accrued interest                                              1,764       (1,410)
        Accrued expenses and other                                    7,750       13,045
                                                                  ---------    ---------
            Net cash provided by operating activities               108,254      106,879
                                                                  ---------    ---------

Cash flows from investing activities:
     Acquisition of properties                                     (150,808)         -0-
     Development expenditures                                       (39,908)    (106,242)
     Tenant improvements                                            (17,487)     (14,375)
     Capital expenditures                                           (10,158)     (10,209)
     Proceeds from notes receivable                                  11,113        9,818
     Proceeds from sales of property, net of selling costs          113,628       41,852
     Distributions from unconsolidated subsidiaries                   2,499        2,020
     Capital contributions to unconsolidated subsidiaries            (4,783)      (2,015)
                                                                  ---------    ---------
            Net cash used in investing activities                   (95,904)     (79,151)
                                                                  ---------    ---------

Cash flows from financing activities:
     Principal reductions of debt                                   (71,866)     (71,052)
     Proceeds from additional borrowings                            151,285       38,988
     Net change in revolving credit balances                        (55,773)      33,385
     Cash contributions from the issuance of preferred units            -0-       48,125
     Cash contributions                                              40,103          425
     Capital distributions                                          (83,519)     (76,598)
     Payment of mortgage financing cost                                (885)      (1,504)
     Other, net                                                         -0-         (344)
                                                                  ---------    ---------
            Net cash provided by (used in) financing activities     (20,655)     (28,575)
                                                                  ---------    ---------
            Increase (decrease) in cash and equivalents              (8,305)        (847)
Cash and equivalents, beginning of period                            10,127        4,275
                                                                  ---------    ---------
Cash and equivalents, end of period                               $   1,822    $   3,428
                                                                  =========    =========


The accompanying notes are an integral part of these financial statements.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)


Note 1 -- Basis of Presentation

         Colonial Realty Limited Partnership ("CRLP") is the operating partnership of Colonial Properties Trust (the "Company"), an Alabama real estate investment trust whose shares are traded on the New York Stock Exchange. The accompanying unaudited consolidated condensed financial statements of CRLP have been prepared by management in accordance with generally accepted accounting principles for interim financial reporting and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the information included in CRLP's Annual Report as filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2001, and with the information filed with the Securities and Exchange Commission on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002. The December 31, 2001 balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain 2001 amounts have been reclassified to conform to the current year's financial statement presentation.

         Effective January 1, 2002 CRLP adopted Statement of Financial Accounting Standard ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 provides additional guidance on the accounting for impairments of long-lived assets and updates the accounting and reporting requirements for discontinued operations. In accordance with the provisions of SFAS 144, CRLP records individual property sales as discontinued operations, unless CRLP maintains significant continuing involvement with properties that have been sold. During the third quarter of 2002, CRLP had three property sales that were required to be classified as discontinued operations. See Note 3 for further discussion.

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

Note 2 -- Capital Structure

         At September 30, 2002, the Company controlled CRLP as the sole general partner and as the holder of 67.4% of the common units of CRLP ("Redeemable Units") and 63.6% of the preferred units (the "Series A Preferred Units" and "Series C Preferred Units). The limited partners of CRLP who hold units, are those persons (including certain officers and directors) who, at the time of the Initial Public Offering, elected to hold all or a portion of their interest in the form of Units rather than receiving shares of common stock of the Company, or individuals from whom the Company acquired certain properties, who elected to receive Units in exchange for the properties. Each Unit may be redeemed by the holder thereof for either one share of Common Stock or cash equal to the fair market value thereof at the time of such redemption, at the option of CRLP. Additionally, in 1999, CRLP issued $100 million of Series B Cumulative Redeemable Perpetual Preferred Units ("Series B Units") in a private placement, that are exchangeable for Series B Preferred Shares of the Company after ten years at the option of the holders of the Series B Units.

         The Board of Trustees of the Company manages CRLP by directing the affairs of the Company. The Company's interests in CRLP entitle it to share in cash distributions from, and in the profits and losses of, CRLP in proportion to the Company's percentage interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

Note 3 --Acquisitions and Dispositions

         Acquisitions

         Effective August 1, 2002, CRLP acquired Heathrow International Business Center, a seven-building office park totaling 804,078 rentable square feet and 102 acres of land for potential future development, located in the Lake Mary/Heathrow submarket of Orlando, Florida. Current tenants include national and regional companies like Veritas, Bank One, FiServ, and The United States Government. The total purchase price of the office park was $122.0 million, which was primarily funded through CRLP's recent sales of multifamily and retail assets and the assumption of $44.0 million of existing debt. The remaining balance was funded through CRLP's unsecured line of credit. Additionally, CRLP has agreed to acquire one new office building that contains 192,000 square feet. The closing for this acquisition will occur upon the earlier of the third anniversary of the date of the agreement or at such time that the seller achieves certain leasing targets for the property. The purchase price will be determined based on the percentage of gross leasable area actually leased and the net operating income generated by the leases at the time of acquisition.

         Additionally, during July 2002, CRLP acquired three single family homes located in Montgomery, Alabama for a total purchase price of approximately $0.5 million, which will be operated as rental property. The homes were purchased as part of a "corporate rental program" for an automobile manufacturer that is building a manufacturing plant near Montgomery, Alabama. Under the corporate rental program, executives of the automobile manufacturer will rent the homes from CRLP for an initial term of three years, with the option to extend the lease, and have agreed to have other employees lease additional multifamily units at Colonial Grand at Promenade located in Montgomery, Alabama. The homes were purchased from Lowder New Homes, Inc., a related party and were funded through CRLP's unsecured line of credit.

         Dispositions

         On July 11, 2002, CRLP sold University Park Plaza, an office asset, and Colonial Promenade University Park, Phase II, a retail asset, both located in Orlando, Florida. University Park Plaza consists of three office buildings totaling 72,500 square feet and Colonial Promenade University Park, Phase II contains 183,450 square feet. The total sales price for these assets was $16.7 million, resulting in a net gain of $5.7 million, which was recorded as discontinued operations, in accordance with SFAS 144. Additionally, CRLP recorded the operations of these properties for all periods presented as discontinued operations, in accordance with SFAS 144. The proceeds from the sales were used to acquire Heathrow International Business Center in Orlando, Florida, as noted above.

         On September 9, 2002, CRLP sold two office buildings totaling 32,000 square feet located in Birmingham, Alabama, within the Colonnade office complex. The total sales price for these buildings was $3.7 million, resulting in a net gain of $0.4 million, which was recorded as discontinued operations, in accordance with SFAS 144. Additionally, CRLP recorded the operations of these buildings for all periods presented as discontinued operations, in accordance with SFAS 144. The proceeds from the sale were used to repay a portion of the borrowings under CRLP's unsecured line of credit.

Note 4 -- Debt Financing

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

Note 5 -- Orlando Fashion Square

         In October 1998, CRLP sold a 50% interest in our Orlando Fashion Square retail property located in Orlando, Florida to a third party. Subsequently, the Company entered into a joint venture agreement with the third party, and the joint venture entered into an agreement with the Company relating to the management of the property. The joint venture agreement gives the third party the right, which became effective December 28, 2001, to convert its 50% interest in the property to the Company's common shares if specified terms and conditions are met. The conversion value of the interest would be determined at the time of conversion in accordance with the procedures set forth in the joint venture agreement, and would be net of the third party's pro rata share of any indebtedness secured by the property. The terms and conditions also include an "accretion threshold", as defined, which must be met. At the time of the original transaction, CRLP considered the terms of the agreement in their entirety (including the conversion right, the accretion threshold, and the conversion value determination procedures) and assessed whether the third party could compel CRLP to repurchase the 50% interest sold. CRLP concluded that the likelihood of a compelled repurchase was remote, and accordingly accounted for the transaction as a sale.

         On May 31, 2002, the 50% joint venture partner elected to exercise its option to convert its 50% interest in the property to the Company's common shares. In accordance with the terms of the joint venture agreement, we negotiated with our joint venture partner and were unable to reach an agreement. Therefore, on September 11, 2002, the joint venture partner elected to withdraw its conversion election.

Note 6 -- Net Income Per Unit
         The following table sets forth the computation of basic and diluted earnings per unit:

(amounts in thousands, except
per unit data)
                                                                Three        Three         Nine         Nine
                                                                Months       Months       Months       Months
                                                                Ended        Ended        Ended        Ended
                                                               Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
                                                                 2002         2001         2002         2001
                                                              -----------  -----------  -----------  -----------
       Numerator:
            Net Income                                      $     23,982 $     23,975 $     88,622 $     53,270
         Less: Preferred stock dividends                          (6,109)      (6,109)     (18,329)     (16,157)
                                                              -----------  -----------  -----------  -----------
            Income available to common unitholders          $     17,873 $     17,866 $     70,293 $     37,113
                                                              -----------  -----------  -----------  -----------

       Denominator:
         Denominator  for  basic net  income  per unit -
         weighted average common units                            33,426       31,994       33,043       31,983
         Effect of dilutive securities:
         Trustee and employee  stock  options,  treasury
         method                                                      283          145          269          102
                                                              -----------  -----------  -----------  -----------
         Denominator  for  diluted net income per unit -
         adjusted weighted average common units                   33,709       32,139       33,312       32,085
                                                              -----------  -----------  -----------  -----------

         Basic net income per unit                          $       0.54 $       0.56 $       2.13 $       1.16
         Diluted net income per unit                        $       0.53 $       0.56 $       2.11 $       1.15
                                                              -----------  -----------  -----------  -----------

         Options to purchase 40,000 common shares at a weighted average exercise price of $35.57 per share were outstanding during 2002, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

         Management evaluates the performance of its segments and allocates resources to them based on NOI. NOI consists of revenues in excess of general operating expenses, salaries and wages, repairs and maintenance, taxes, licenses, and insurance. Segment information for the three and nine months ended September 30, 2002 and 2001, and total divisional assets to total assets as of September 30, 2002 and December 31, 2001 is as follows:

                                                           Three Months Ended                   Nine Months Ended
                                                              September 30,                       September 30,
                                                  ------------------------------------    ----------------------------
       (in thousands)                                  2002                2001               2002           2001
                                                  ----------------    ----------------    -------------   ------------
Revenues:
       Divisional Revenues
           Multifamily                                   $ 24,876            $ 30,337         $ 79,685       $ 90,140
           Office                                          21,140              14,738           52,975         42,610
           Retail                                          37,354              36,428          112,500        107,176
                                                  ----------------    ----------------    -------------   ------------
                Total Divisional Revenues:                 83,370              81,503          245,160        239,926

       Partially-owned subsidiaries                        (3,539)             (3,149)          (9,695)        (9,712)
       Unallocated corporate revenues                       2,470                 564            6,779          1,728
       Discontinued operations revenues                      (178)               (447)          (1,262)        (1,413)
                                                  ----------------    ----------------    -------------   ------------
                Total Consolidated Revenues:             $ 82,123            $ 78,471        $ 240,982       $230,529
                                                  ----------------    ----------------    -------------   ------------

NOI:
       Divisional NOI
           Multifamily                                   $ 16,349            $ 19,976         $ 52,287       $ 60,494
           Office                                          15,433              10,564           37,591         30,400
           Retail                                          25,586              25,588           77,538         75,832
                                                  ----------------    ----------------    -------------   ------------
                Total Divisional NOI:                      57,368              56,128          167,416        166,726

       Partially-owned subsidiaries                        (2,140)             (1,886)          (5,543)        (5,741)
       Unallocated corporate revenues                       2,470                 564            6,779          1,728
       Discontinued operations NOI                            (55)               (118)            (451)          (429)
       General and administrative expenses                 (3,445)             (2,574)         (11,938)        (7,702)
       Depreciation                                       (18,514)            (16,561)         (53,879)       (48,385)
       Amortization                                        (2,189)             (2,026)          (6,319)        (5,647)
       Other                                                  (13)                 67              141             14
                                                  ----------------    ----------------    -------------   ------------
           Income from operations                          33,482              33,594           96,206        100,564
                                                  ----------------    ----------------    -------------   ------------
       Total other expense                                (15,624)             (9,737)         (14,104)       (47,723)
                                                  ----------------    ----------------    -------------   ------------
           Income from continuing operations             $ 17,858            $ 23,857         $ 82,102       $ 52,841
                                                  ----------------    ----------------    -------------   ------------



       (in thousands)                              September 30,        December 31,
Assets:                                                2002                2001
                                                  ----------------    ----------------
       Divisional Assets
           Multifamily                                  $ 650,347           $ 723,447
           Office                                         593,296             377,255
           Retail                                         913,120             905,964
                                                  ----------------    ----------------
                Total Divisional Assets:                2,156,763           2,006,666

       Partially-owned subsidiaries                      (118,010)           (106,191)
       Unallocated corporate assets (1)                    97,285             113,908
                                                  ----------------    ----------------
                                                      $ 2,136,038         $ 2,014,383
                                                  ----------------    ----------------

(1) Includes the CRLP's investment in partially-owned entities of $34,864 as of September 30, 2002, and $31,594 as of December 31, 2001.



Note 8 -- Derivative Instruments

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

         CRLP has entered into several different hedging transactions in an effort to manage exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of CRLP's derivative financial instruments at September 30, 2002. The notional value at September 30, 2002 provides an indication of the extent of CRLP's involvement in these instruments at that time, but does not represent total exposure to credit, interest rate, or market risk.

                                                                   Interest                       Fair Value
Product Type                               Notional Value          Rate          Maturity       (in thousands)
------------------------------------------ ----------------------- ------------- ------------ -------------------
1) Interest Rate SWAP, Cash Flow           $30.2-$27.7 million     5.932%        1/01/06              $  (3,096)
2) Interest Rate SWAP, Cash Flow           $75.0 million           2.130%        12/10/02                   (71)
3) Interest Rate SWAP, Cash Flow           $50.0 million           2.319%        1/01/03                    (98)
4) Interest Rate SWAP, Cash Flow           $25.0 million           2.430%        1/01/03                    (58)
5) Interest Rate SWAP, Fair Value          $50.0 million           5.015%        7/26/04                   3,111
6) Interest Rate CAP, Cash Flow            $21.1 million           6.850%        6/29/04                       5
7) Interest Rate CAP, Cash Flow            $17.9 million           6.850%        7/06/04                       5
8) Interest Rate CAP, Cash Flow            $30.4 million           11.200%       6/30/03                       0
9) Interest Rate CAPS, Cash Flow           $53.0 million           4.840%        4/01/04                      20

         On September 30, 2002, the derivative instruments were reported at their fair value as Other Assets of $3.1 million and Other Liabilities of $3.3 million. For the quarter and the year-to-date, adjustments of $0.9 million and $1.7 million were recorded, respectively, as unrealized losses in accumulated other comprehensive income (loss), and there was an adjustment to fixed rate debt of $0.9 million during the third quarter 2002. Additionally, CRLP recorded a $4,000 loss in earnings due to some ineffectiveness on the caps and one of the swaps. The ineffectiveness resulted from a timing difference regarding rate reset dates on the swap and minor differences in the cap and hedged debt notional amounts.

         Most of CRLP's hedges are designated as cash flow hedges. Cash flow hedges protect against the variability in future cash outflows of current or forecasted debt. Interest rate swaps that convert variable payments to fixed payments are cash flow hedges. The changes in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income (loss) or in earnings--depending on the type of hedging relationship. Over time, the unrealized gains and losses held in accumulated other comprehensive income (loss) will be reclassified to earnings. This reclassification occurs in the same period or periods that the hedged cash flows affect earnings. Within the next twelve months, CRLP expects to reclassify to earnings approximately $1.5 million of the current balance held in accumulated other comprehensive income (loss) to earnings as interest expense.

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

Note 9 -- Comprehensive Income (Loss)

         Comprehensive income (loss) consisted of the following:

  (in thousands)                                                   Three Months ended          Nine Months ended
                                                                   September 30, 2002         September 30, 2002
                                                                -------------------------- --------------------------

  Net income                                                            $ 23,982                   $ 88,622
  Other comprehensive income (loss)
       Unrealized income (loss) on cash flow
              hedging activities                                            (939)                    (1,717)
                                                                -------------------------- --------------------------
  Comprehensive income                                                  $ 23,043                   $ 86,905
                                                                -------------------------- --------------------------

         Accumulated other comprehensive income (loss) consisted of the following:

          (in thousands)                                                 Accumulated Other
                                                                    Comprehensive Income (Loss)
                                                                -------------------------------------

          Balance at December 31, 2001                                       $ (1,403)
          Current period change in fair value of
                  derivative instruments                                       (1,717)
                                                                -------------------------------------
          Balance at September 30, 2002                                      $ (3,120)
                                                                -------------------------------------

Note 10 -- Subsequent Events

         Derivative Instruments

         During October 2002, CRLP entered into three interest rate swap agreements, one with Wells Fargo Bank and two with PNC Bank, in which CRLP effectively fixed $150.0 million of its floating rate debt at an average rate of 1.79% plus the spread on the LIBOR-indexed floating rate debt. The swaps are effective January 2, 2003 and will mature on January 2, 2004.

         Distribution

         On October 24, 2002, a cash distribution was declared to partners of CRLP in the amount of $0.66 per unit, totaling $22.1 million. The distribution was declared to partners of record as of November 4, 2002, and was paid on November 11, 2002.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Trustees of
Colonial Properties Trust:

         We have reviewed the accompanying consolidated condensed balance sheet of Colonial Realty Limited Partnership (the "Partnership") as of September 30, 2002, and the related consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 2002 and 2001, and the consolidated condensed statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Partnership's management.

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

Birmingham, Alabama
October 24, 2002

                       COLONIAL REALTY LIMITED PARTNERSHIP


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
         Colonial Realty Limited Partnership ("CRLP"), a Delaware limited partnership, is the operating partnership of Colonial Properties Trust, an Alabama real estate investment trust (the "Company") whose shares are listed on the New York Stock Exchange. The Company is engaged in the ownership, development, management, and leasing of multifamily communities, office buildings, retail malls and shopping centers. The Company is organized as a real estate investment trust (REIT) and owns and operates properties in nine states in the Sunbelt region of the United States. As of September 30, 2002, CRLP's real estate portfolio consisted of 41 multifamily communities, 21 office properties, and 44 retail properties.

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

Results of Operations -- Three Months Ended September 30, 2002 and 2001

         Revenue -- Total revenue increased by $3.7 million, or 4.7%, for the third quarter of 2002 when compared to the third quarter of 2001. The majority of this increase, $3.6 million represents revenues generated by properties acquired or developed during 2002 and the second half of 2001, net of revenues from properties disposed of in 2002 and 2001. The remaining increase primarily relates to increases in rental rates at existing properties, other ancillary income, and third party management fee income.

         Same-property revenue decreased by $1.1 million, or 1.6%, for the third quarter of 2002 when compared to the third quarter of 2001. This decrease is primarily related to an increase in move-in concessions in our multifamily properties during the third quarter of 2002 as a result of a slowdown in the U.S. economy during the last year, and a decrease in overall occupancy percentages within all of our divisions, offset by lease buyouts that occurred in our office division in the third quarter of 2002.

         Operating Expenses -- Total operating expenses increased by $3.8 million, or 8.4%, for the third quarter of 2002 when compared to the third quarter of 2001. Of this increase, $1.9 million is related to the operating expenses of properties acquired or developed during 2002 and the second half of 2001, net of expenses from properties disposed of in 2002 and 2001, and $1.1 million is related to the consolidation of CPSI effective September 1, 2001. The remaining increase is associated with increases in general operating expenses and repairs and maintenance expenses.

         Same-property operating expenses increased by $0.5 million, or 2.4%, for the third quarter of 2002 when compared to the third quarter of 2001. The increase is primarily associated with increases in general operating expenses, utilities expenses, and repairs and maintenance expenses.

         Other Income and Expense -- Interest expense decreased by $0.6 million, or 3.5%, for the third quarter of 2002 when compared to the third quarter of 2001. The decrease in interest expense is primarily attributable to the decrease in the interest rate environment in the third quarter 2002 as compared to the third quarter 2001. Overall, CRLP's weighted average interest rate decreased from 6.56% at September 30, 2001 to 6.02% at September 30, 2002, and notes and mortgages payable increased to $1.26 billion at September 30, 2002 from $1.18 billion at September 30, 2001. Additionally, gains (losses) on sales of property decreased $6.9 million in the third quarter of 2002 when compared to the third quarter of 2001. See Liquidity and Capital Resources for further discussion.

Results of Operations -- Nine Months Ended September 30, 2002 and 2001

         Revenue -- Total revenue increased by $10.5 million, or 4.5%, for the nine months ended September 30, 2002 when compared to the nine months ended September 30, 2001. Of this increase, $4.0 million represents revenues generated by properties acquired or developed during 2002 and the second half of 2001, net of properties disposed of in 2002 and 2001, and $1.8 million relates to the consolidation of CPSI effective September 1, 2001. The remaining increase primarily relates to increases in rental rates at existing properties, other ancillary income, lease buyouts within our office division, and third party management fee income.

         Same-property revenue increased by $1.9 million, or 0.9%, for the nine months ended September 30, 2002 when compared to the nine months ended September 30, 2001. This increase is primarily related to the increase in rental rates and specialty leasing income in our retail operating properties, offset by an increase in move-in concessions and vacancy losses in our multifamily properties during the nine months ended September 30, 2002 as a result of a slowdown in the U.S. economy during the last year.

         Operating Expenses -- Total operating expenses increased by $14.8 million, or 11.4%, for the nine months ended September 30, 2002 when compared to the nine months ended September 30, 2001. Of this increase, $2.1 million is related to increases in real estate taxes, licenses, and insurance, $3.4 million is related to the consolidation of CPSI effective September 1, 2001, and $2.7 million is related to depreciation and amortization expense on newly developed or acquired properties, net of properties disposed of in 2002 and 2001. The remaining increase primarily relates to increases in general operating expenses and repairs and maintenance at existing properties.

         Same-property operating expenses increased by $4.3 million, or 7.2%, for the nine months ended September 30, 2002 when compared to the nine months ended September 30, 2001. Of the increase, $2.6 million is related to the increase in real estate taxes and insurance in our current markets. The remaining increase is associated with increases in general operating expenses, utilities expenses, and repairs and maintenance expenses.

         Other Income and Expense -- Interest expense decreased by $8.1 million, or 14.5%, for the nine months ended September 30, 2002 when compared to the nine months ended September 30, 2001. The decrease in interest expense is primarily attributable to the decrease in the interest rate environment in the first nine months of 2002 as compared to the first nine months of 2001. Overall, CRLP's weighted average interest rate decreased from 6.56% at September 30, 2001 to 6.02% at September 30, 2002, and notes and mortgages payable increased to $1.26 billion at September 30, 2002 from $1.18 billion at September 30, 2001. Gains (losses) on sales of property increased $25.4 million for the nine months ended September 30, 2002 when compared to the nine months ended September 30, 2001, which is attributable to the sales of approximately $114.9 million of assets during the nine months ended September 30, 2002, as compared to $40.6 million during the nine months ended September 30, 2001. See Liquidity and Capital Resources for further discussion.

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

Other Arrangements

         In September 2001, CRLP entered into an agreement to provide services to an unrelated third party in connection with the third party's development of a $30.0 million multi-family property in North Carolina. Colonial was engaged to serve as development consultant and leasing and management agent for this property. In addition, for a fee, CRLP is serving as a guarantor for a $3.3 million working capital loan obtained by the three principals of the third party entity, which loan is primarily collateralized jointly and severally by the personal assets of the borrowers, and matures in August 2003. CRLP has a right of first refusal to purchase the property should the third party elect to sell. Over the term of the agreement, CRLP expects to earn market fees for its services.

         During January 2000, CRLP initiated and completed an Executive Unit Purchase Program (Unit Purchase Program), in which the Board of Trustees and certain members of the Company's management were able to purchase 425,925 Units. Under the Unit Purchase Program, the Board of Trustees and the members of management obtained full-recourse personal loans from an unrelated financial institution, in order to purchase the Units. The Units are pledged as collateral against the loans. In addition, CRLP has provided a guarantee to the unrelated financial institution for the personal loans, which mature in January 2005. The value of the Units purchased under the Unit Purchase Program was approximately $10.0 million.

Liquidity and Capital Resources

         During the third quarter of 2002, CRLP invested $140.4 million in the acquisition and development of properties. CRLP financed this growth through advances on its bank line of credit, cash from operations, proceeds from CRLP's dividend reinvestment plan, disposition of assets, and financing of certain properties. As of September 30, 2002, CRLP had an unsecured bank line of credit providing for total borrowings of $300 million. The line, which is used by CRLP primarily to finance property acquisitions and development, bears interest at LIBOR plus 115 basis points, which matures in April 2003, and provides for a two-year amortization in the case of non-renewal. The line of credit agreement includes a competitive bid feature that will allow CRLP to convert up to $150 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The balance outstanding on this line at September 30, 2002, was $205.5 million.

         At September 30, 2002, CRLP's total outstanding debt balance was $1.26 billion. The outstanding balance includes fixed-rate debt of $1.01 billion, or 80.6% of the total debt balance, and floating-rate debt of $244.9 million, or 19.4% of the total debt balance. CRLP's total market capitalization as of September 30, 2002 was $2.7 billion and its ratio of debt to market capitalization was 45.9%. Certain loan agreements of CRLP contain restrictive covenants, which among other things require maintenance of various financial ratios. At September 30, 2002, CRLP was in compliance with these covenants.

         CRLP continued its asset recycling program, which allows CRLP to sell mature, slower growing assets and reinvest the proceeds into opportunities with more growth potential. During the third quarter of 2002, CRLP sold University Park Plaza, an office asset, and Colonial Promenade University Park, Phase II, a retail asset, both located in Orlando, Florida. University Park Plaza consists of three office buildings totaling 72,500 square feet and Colonial Promenade University Park, Phase II contains 183,450 square feet. The total sales price for these assets was $16.7 million. Additionally, CRLP sold two office buildings totaling 32,000 square feet located in Birmingham, Alabama, within the Colonnade office complex. The total sales price for these buildings was $3.7 million.

         The proceeds from the sales were used to acquire Heathrow International Business Center in Orlando, Florida, a seven-building office park totaling 804,078 rentable square feet and 102 acres of land for potential future development, located in the Lake Mary/Heathrow submarket of Orlando, Florida. Current tenants include national and regional companies like Veritas, Bank One, FiServ, and The United States Government. The total purchase price of the office park was $122.0 million, which was primarily funded through CRLP's recent sales of multifamily and retail assets and the assumption of $44.0 million of existing debt. The remaining balance was funded through CRLP's unsecured line of credit. Additionally, CRLP has agreed to acquire one new office building that contains 192,000 square feet. The closing for this acquisition will occur upon the earlier of the third anniversary of the date of the agreement or at such time that the seller achieves certain leasing targets for the property. The purchase price will be determined based on the percentage of gross leasable area actually leased and the net operating income generated by the leases at the time of acquisition.

         Through its taxable REIT subsidiary, CPSI, CRLP provides management services for properties owned by third parties, and provides construction management and development services for third parties, for which CRLP recognizes management and development fees. Additionally, CRLP makes the following types of investments through CPSI; (a) purchases undeveloped land and sells parcels of land to third parties, (b) develops a property, and upon completion sells the property to a third party, or (c) purchases an operating property to be sold to a third party within a short period of time.

         CRLP expects to meet its short-term liquidity requirements generally through its net cash provided by operations, proceeds from CRLP's dividend reinvestment plan, and borrowings under credit arrangements and expects to meet certain of its long-term liquidity requirements, such as scheduled debt maturities, repayment of financing of construction and development activities, and possible property acquisitions, through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of CRLP, sales of properties, joint ventures, or, possibly in connection with acquisitions of land or improved properties, issuance of limited partnership units. CRLP believes that its net cash provided by operations will be adequate and anticipates that it will continue to be adequate to meet both operating requirements and payment of dividends by CRLP both the short and the long term.

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

         CRLP has entered into several different hedging transactions in an effort to manage exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of CRLP's derivative financial instruments at September 30, 2002. The notional value at September 30, 2002 provides an indication of the extent of CRLP's involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

                                                                   Interest                       Fair Value
Product Type                               Notional Value          Rate          Maturity       (in thousands)
------------------------------------------ ----------------------- ------------- ------------ -------------------
1) Interest Rate SWAP, Cash Flow           $30.2-$27.7 million     5.932%        1/01/06              $  (3,096)
2) Interest Rate SWAP, Cash Flow           $75.0 million           2.130%        12/10/02                   (71)
3) Interest Rate SWAP, Cash Flow           $50.0 million           2.319%        1/01/03                    (98)
4) Interest Rate SWAP, Cash Flow           $25.0 million           2.430%        1/01/03                    (58)
5) Interest Rate SWAP, Fair Value          $50.0 million           5.015%        7/26/04                   3,111
6) Interest Rate CAP, Cash Flow            $21.1 million           6.850%        6/29/04                       5
7) Interest Rate CAP, Cash Flow            $17.9 million           6.850%        7/06/04                       5
8) Interest Rate CAP, Cash Flow            $30.4 million           11.200%       6/30/03                       0
9) Interest Rate CAPS, Cash Flow           $53.0 million           4.840%        4/01/04                      20

         On September 30, 2002, the derivative instruments were reported at their fair value as Other Assets of $3.1 million and Other Liabilities of $3.3 million. For the quarter and the year-to-date, adjustments of $0.9 million and $1.7 million were recorded, respectively, as unrealized losses in accumulated other comprehensive income (loss), and there was an adjustment to fixed rate debt of $0.9 million during the third quarter 2002. Additionally, CRLP recorded a $4,000 loss in earnings due to some ineffectiveness on the caps and one of the swaps. The ineffectiveness resulted from a timing difference regarding rate reset dates on the swap and minor differences in the cap and hedged debt notional amounts.

         Most of CRLP's hedges are designated as cash flow hedges. Cash flow hedges protect against the variability in future cash outflows of current or forecasted debt. Interest rate swaps that convert variable payments to fixed payments are cash flow hedges. The changes in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income (loss) or in earnings--depending on the type of hedging relationship. Over time, the unrealized gains and losses held in accumulated other comprehensive income (loss) will be reclassified to earnings. This reclassification occurs in the same period or periods that the hedged cash flows affect earnings. Within the next twelve months, CRLP expects to reclassify to earnings approximately $1.5 million of the current balance held in accumulated other comprehensive income (loss) to earnings as interest expense.

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

Outlook
         Management intends to maintain CRLP's strength through continued diversification, while pursuing acquisitions and developments that meet
Colonial's criteria for property quality, market strength, and investment return. Management will continue to use its line of credit to provide short-term financing for acquisition, development, and expansion activities and plans to continue to replace significant borrowings under the bank line of credit with funds generated from the sale of additional equity securities of CRLP, sale of assets, and permanent financing, as market conditions permit. Management believes that these potential sources of funds, along with the possibility of issuing limited partnership units in exchange for properties, will provide CRLP with the means to finance additional acquisitions, developments, and expansions.

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

         An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At September 30, 2002, CRLP's exposure to rising interest rates was mitigated by the existing debt level of 45.9% of CRLP's total market capitalization, the high percentage of fixed rate debt (80.6%), and the use of interest rate swaps to effectively fix the interest rate on $75.0 million through December 2002, $75.0 million through January 2003, $100.0 million through December 2003, and approximately $30.0 million through January 2006. As a result, for the short-term, increases in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.




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

         The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Also included is a summary of CRLP's swap contracts and rate caps at September 30, 2002.


                                                                                                                     Estimated
                                                                                                                        Fair
(amounts in thousands)          2002        2003         2004        2005         2006     Thereafter     Total        Value
---------------------------------------------------------------------------------------------------------------------------------

Fixed Rate Debt                      $ -     252,951       65,866     109,384       75,000     512,737    1,015,938    1,027,146
Average interest rate
     at September 30, 2002             -       4.79%        7.70%       7.55%        7.97%       7.26%        6.76%            -

Variable Debt                        $ -      55,974       50,000           -            -     138,879      244,853      244,853
Average interest rate
     at September 30, 2002             -       2.97%        3.82%           -            -       2.73%        3.01%            -

Interest Rate SWAPs

     Variable to fixed               $ -     150,000            -           -       29,447           -      179,447       (3,323)
     Average pay rate                  -       2.24%            -           -        6.59%           -        2.95%            -

     Fixed to variable               $ -           -       50,000           -            -           -       50,000        3,111
     Average pay rate                  -           -        5.02%           -            -           -        5.02%            -

Interest Rate Cap                    $ -      30,379       90,819           -            -           -      121,198           31
    Interest Rate                      -      11.20%        5.69%           -            -           -        7.07%            -




         The table incorporates only those exposures that exist as of September 30, 2002 and it does not consider those exposures or positions that could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, CRLP's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, CRLP's hedging strategies at that time, and interest rates.

Item 4.  Controls and Procedures.

         Within 90 days prior to the date of filing of this report, CRLP carried out an evaluation, under the supervision and with the participation of CRLP's management and support from the Company's external auditors, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of CRLP's disclosure controls and procedures. Based on this evaluation, CRLP's Chief Executive Officer and Chief Financial Officer concluded that CRLP's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information CRLP is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in CRLP's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                          PART II -- OTHER INFORMATION



Item 2.  Changes in Securities.

         The Company from time to time issues common shares of beneficial interest ("Common Shares") pursuant to its Dividend Reinvestment and Share Purchase Plan, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, and its Employee Share Option and Restricted Share Plan, in transactions that are registered under the Securities Act of 1933, as amended (the "Act"). Pursuant to CRLP's Third Amended and Restated Agreement of Limited Partnership, each time the Company issues Common Shares pursuant to the foregoing plans, CRLP issues to Colonial Properties Trust, its general partner, an equal number of Units for the same price at which the Common Shares were sold, in transactions that are not registered under the Act in reliance on
Section 4(2) of the Act. During the quarter ended September 30, 2002, CRLP issued 144,360 Units in such transactions for an aggregate of approximately $4.8 million.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

                  12.       Ratio of Earnings to Fixed Charges

                  15.       Letter re:  Unaudited Interim Financial Information


        (b)   Reports on Form 8-K

              On July 31, 2002, a Form 8-K was filed, which reported a $100.0 million public debt offering of unsecured senior notes, under Item 5, "Other Events".

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


                                           COLONIAL REALTY LIMITED PARTNERSHIP,
                                              a Delaware limited partnership

                                     By:   Colonial Properties Trust,
                                           its general partner




Date:  November 14, 2002             By:    /s/ Howard B. Nelson, Jr.
                                            ---------------------------
                                                Howard B. Nelson, Jr.
                                                Chief Financial Officer
                                               (Duly Authorized Officer
                                                and Principal Financial Officer)



Date:  November 14, 2002                    /s/ Kenneth E. Howell
                                            ---------------------------
                                                Kenneth E. Howell
                                                Senior Vice President and
                                                Chief Accounting Officer
                                               (Principal Accounting Officer)