Form 10-K
period 2002-12-31
COLONIAL REALTY LIMITED PARTNERSHIP
filed 2003-03-28
CIK 1013844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2002 OR

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

               YES   X       NO
                   ----         ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2).

         YES  X        NO
             ----         ----

         Documents Incorporated by Reference

         None.

         This annual report on Form 10-K contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, and our affiliates, or the industry's actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements. Such factors include, among others, the following:

o National, regional and local economic and business conditions that will, among other things, affect:
     o    Demand for multifamily, office and retail properties,
     o The ability of the general economy to recover timely from the current economic downturn,
     o    Availability and creditworthiness of tenants,
     o    The level of lease rents, and
     o    The availability of financing for both tenants and us;

o    Adverse changes in the real estate markets, including, among other things:
     o    Competition with other companies, and
     o Risks of real estate acquisition and development (including the failure of pending developments to be completed on time and within budget);

o Actions, strategies and performance of affiliates that we may not control or companies in which we have made investments;
o    Ability to obtain insurance at a reasonable cost;
o Ability to maintain our general partner's status as a REIT for federal and state income tax purposes;
o    Governmental actions and initiatives; and
o    Environmental/safety requirements.

                                                             PART I

Item 1.           Business.

As used herein, the terms "CRLP", "we", "us", "our" and "Operating Partnership" refer to Colonial Realty Limited Partnership, a Delaware limited partnership, and its subsidiaries and other affiliates, including, Colonial Properties Services Limited Partnership and Colonial VRS L.L.C. or, as the context may require, Colonial Realty Limited Partnership only. As used herein, the term "Company" includes Colonial Properties Trust, an Alabama real estate investment trust, and one or more of its subsidiaries and other affiliates, including CRLP, Colonial Properties Services Limited Partnership and Colonial Properties Services, Inc. or, as the context may require, Colonial Properties Trust only.

         We are the Operating Partnership of the Company, which is one of the largest owners, developers and operators of multifamily, office and retail properties in the Sunbelt region of the United States. The Company is a fully-integrated real estate company, whose activities include ownership of a diversified portfolio of 106 properties as of December 31, 2002, located in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas, and Virginia, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate.

         As of December 31, 2002, we owned 41 multifamily apartment communities containing a total of 14,566 apartment units (the "multifamily properties"), 21 office properties containing a total of approximately 5.2 million square feet of office space (the "office properties"), 44 retail properties containing a total of approximately 15.5 million square feet of retail space (the "retail properties"), and certain parcels of land adjacent to or near certain of these properties (the "land"). The multifamily properties, the office properties, the retail properties and the land are referred to collectively as the "properties". As of December 31, 2002, the multifamily properties, the office properties, and the retail properties that had achieved stabilized occupancy were 88%, 91% and 89% leased, respectively.

         Our executive offices are located at 2101 Sixth Avenue North, Suite 750, Birmingham, Alabama, 35203 and our telephone number is (205) 250-8700. We were formed in Delaware on August 6, 1993.


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


Acquisitions, Developments and Re-developments

         The following table summarizes our acquisitions, developments and re-developments that were completed in 2002. For the purposes of the following table and throughout this Form 10-K, the size of a multifamily property is measured by the number of units and the size of an office property and retail property is measured in square feet.




                                                                                Total                Total
                                                  Location                  Units/Sq. Feet            Cost
                                             --------------------        ------------------     ---------------
Acquisitions:

Office Properties
901 Maitland Center                            Orlando, FL                      155,669            $ 16,566
Colonnade                                      Birmingham, AL                   419,377              49,025
Heathrow International Business Center         Orlando, FL                      804,078             122,025
                                                                          ------------------     ---------------
                                                                              1,379,124             187,616
                                                                          ------------------     ---------------

Retail Properties
Shops at Colonnade                             Birmingham, AL                   112,186               6,600
                                                                          ------------------     ---------------

          Total Acquisitions                                                                        194,216
                                                                                                 ---------------

Completed Developments and Re-developments:

Multifamily Properties
Colonial Grand at TownPark - Lake Mary         Orlando, FL                          456              37,737
Colonial Village at TownPark - Sarasota        Sarasota, FL                         272              21,666
                                                                         ------------------     ---------------
                                                                                    728              59,403
                                                                         ------------------     ---------------

Office Properties
Colonial Center at TownPark 600                Orlando, FL                      199,585              27,558
                                                                         ------------------     ---------------

Retail Properties
Colonial Promenade Hoover                      Birmingham, AL                   166,000              16,625
Parkway Place (1) (re-development)             Huntsville, AL                   630,000              34,407
                                                                         ------------------     ---------------
                                                                                796,000              51,032
                                                                         ------------------     ---------------
          Total Developments and Re-developments                                                    137,993
                                                                                                ---------------

                                                                                                ---------------
          Total Acquisitions, Developments and Re-developments                                    $ 332,209
                                                                                                ---------------

(1) Property is owned through a joint venture. Costs presented are 45% of total project costs, and square footage represents the entire property.

Acquisitions

         During 2002, we acquired three office properties and one retail property as described below.

         Office Properties

         901 Maitland Center - During March 2002, we acquired 901 Maitland Center, a 155,669 square foot office building located in Orlando, Florida, within Orlando's largest suburban office park. The total purchase price was $16.6 million and was funded through the sale of Colonial Grand at Palma Sola, a 340-unit multifamily asset located in Bradenton, Florida. See disposition activity below for further discussion.

         Colonnade - During May 2002, we acquired The Colonnade, which includes five Class A office buildings totaling 419,377 square feet, located in the premier suburban office park in Birmingham, Alabama. The buildings are part of a mixed-use development, and adjacent sites include such amenities as hotels, restaurants, banking and financial services, and shopping. The office buildings were purchased for a total purchase price of $49.0 million, which was primarily funded through the sale of certain multifamily properties. See disposition activity below for further discussion.

         Heathrow International Business Center - During August 2002, we acquired Heathrow International Business Center, a seven-building office park totaling 804,078 rentable square feet and 102 acres of land for potential future development, located in the Lake Mary/Heathrow submarket of Orlando, Florida. Current tenants include national and regional companies like Veritas, Bank One, FiServ, and The United States Government. The total purchase price of the office park was $122.0 million, which was primarily funded through our recent sales of multifamily and retail assets and the assumption of $44.0 million of existing debt. The remaining balance was funded through our unsecured line of credit.

         Retail Property

         Shops at Colonnade - During May 2002, we acquired the Shops at Colonnade, a 112,186 square foot village style retail center, located in Birmingham, Alabama. The property is part of a mixed-use development, and adjacent sites include such amenities as hotels, restaurants, banking and financial services, and office buildings. The retail property was purchased for a total purchase price of $6.6 million, which was primarily funded through the sale of certain multifamily properties. See disposition activity below for further discussion.

Completed Multifamily Development Activity

         During 2002, we completed the development of two multifamily properties as described below.

         Colonial Grand at TownPark - Sarasota--During the first quarter of 2002, we completed the development of Colonial Grand at TownPark - Sarasota, a 272-unit multifamily community located in Sarasota, Florida. The new apartments include numerous luxuries, including high-speed Internet access, fitness center, a swimming pool, and a resident business center. Project development costs, including land acquisition costs totaled $21.7 million and were funded through advances on our unsecured line of credit.

         Colonial Grand at TownPark - Lake Mary--During the second quarter of 2002, we completed the development of Colonial Grand at TownPark - Lake Mary, a 456-unit multifamily community located in Orlando, Florida. The new apartments include numerous luxuries, including high-speed Internet access, fitness center, a swimming pool, and a resident business center. Project development costs, including land acquisition costs totaled $37.7 million and were funded through advances on our unsecured line of credit.

Completed Office Property Development Activity

         Colonial Center TownPark 600--During the fourth quarter of 2002, we completed the development of Colonial Center TownPark 600, a 199,585 square foot Class A office building in Orlando, Florida, which is part of a mixed-use development integrating multifamily, office, and retail products. This building is a build-to-suit development for FiServ, Inc., a financial software company with approximately 14,000 employees worldwide. Project development costs, including land acquisitions totaled $27.6 million and were funded through advances on our unsecured line of credit.

Completed Retail Development and Redevelopment Activity

         Colonial Promenade Hoover--During the third quarter of 2002, we completed the development of Colonial Promenade Hoover, a 166,000 square foot community shopping center located in Birmingham, Alabama. The center is anchored by a Super Wal-Mart Center. Project development costs including land acquisitions costs totaled $16.6 million and were funded through our unsecured line of credit.

         Parkway Place--During the fourth quarter of 2002, we, together with a joint venture partner, completed the re-development of Parkway Place, a 630,000 square foot mall located in Huntsville, Alabama. The mall is anchored by Parisian and Dillard's Department Stores. Total project development costs totaled $76.5 million, of which our portion was $34.4 million, which was funded through a construction loan secured by the property, which matures in December 2003.

Continuing Development Activity

         The following table summarizes our properties that are under construction and undeveloped land at December 31, 2002:


                                                     Total                                            Costs
                                                     Units/                      Estimated         Capitalized
                                                   Square        Estimated      Total Costs          To Date
                                                      Feet      Completion     (in thousands)    (in thousands)
                                                   -----------  ------------   ---------------   ----------------
   Office Projects:
   Colonial Center at TownPark 200                    155,000      2003        $       21,926    $        15,835

   Retail Projects:
   Colonial Promenade Trussville Phase II              65,000      2003                 8,400              2,084

   Mixed Use Projects Infrastructure
   Colonial TownPark - Lake Mary                                                       33,168             29,458
   Colonial TownPark - Sarasota                                                         6,410              4,969
   Colonial Center at Mansell                                                          10,794              9,863

   Other Projects and Undeveloped Land                                                                    20,311
                                                                                                 ----------------
                                                                                                 $        82,520
                                                                                                 ================

Continuing Office Property Development

         Colonial Center TownPark 200--During the third quarter of 2001, we began the development of Colonial Center TownPark 200, a 155,000 square foot Class A office building in Orlando, Florida, which is part of a mixed-use development integrating multifamily, office, and retail products. The building will include the most advanced technology systems available in the market, including high-speed internet access and fiber optic network infrastructure. Project development costs, including land acquisitions are expected to total $21.9 million and will be funded through advances on our unsecured line of credit. We expect to complete the project in the fourth quarter of 2003.



New Retail Development Activity

         Colonial Promenade Trussville II--During the fourth quarter of 2002, we began the development of Colonial Promenade Trussville II, a 65,000 square foot addition to Colonial Promenade Trussville, a community shopping center located in Birmingham, Alabama. The center will be anchored by a Sam's and Kohl's. Project development costs including land acquisitions costs are expected to total $8.4 million and will be funded through our unsecured line of credit. We expect to complete the project in the fourth quarter of 2003.



Dispositions

         During 2002, we disposed of eight multifamily properties that contained an aggregate of 1,988 units for a total consideration of $94.5 million. In addition, we disposed of two office properties that contained an aggregate of 104,496 square feet and three retail properties that contained an aggregate of 449,443 square feet for a total consideration of $8.7 million and $35.4 million, respectively. The following table is a summary of our disposition activity in 2002:


                                                                         Total          Sales Price
                  Property                          Location         Units/Sq. Feet   (in thousands)
-------------------------------------------------------------------------------------------------------

Multifamily Properties

Colonial Grand at Carrollwood                 Tampa, FL                          244          $ 15,244
Colonial Grand at Palma Sola                  Bradenton, FL                      340            19,036
Colonial Village at Cordova                   Pensacola, FL                      152             5,360
Colonial Village at Hillcrest                 Mobile, AL                         104             5,178
Colonial Village at McGehee                   Montgomery, AL                     468            18,390
Colonial Village at Monte D'Oro               Birmingham, AL                     200            11,166
Colonial Village at Oakleigh                  Pensacola, FL                      176            10,955
Ski Lodge - Tuscaloosa                        Tuscaloosa, AL                     304             9,180
                                                                    -----------------------------------
                                                                               1,988            94,509
Office Properties

University Park                               Orlando, FL                     72,496             5,012
Colonnade 4100 & 4200                         Birmingham, AL                  32,000             3,680
                                                                    -----------------------------------
                                                                             104,496             8,692
Retail Properties

Colonial Promenade University Park II         Orlando, FL                    183,500            11,694
Colonial Promenade Madison (1)                Huntsville, AL                 110,712             3,163
Colonial Promenade Hoover (2)                 Birmingham, AL                 155,231            20,530
                                                                    -----------------------------------
                                                                             449,443            35,387

     Total                                                                                   $ 138,588
                                                                                     ==================

(1)       CRLP sold one-half of its 50% interest in the property.
(2)       CRLP sold 90% of its interest in the property.

Recent Developments

         Orlando Fashion Square Joint Venture-- In October 1998, we sold a 50% interest in our Orlando Fashion Square retail property located in Orlando, Florida to a third party. Subsequently, we entered into a joint venture agreement with the third party, and the joint venture entered into an agreement with us relating to the management of the property. The joint venture agreement gives the third party the right, which became effective December 28, 2001, to convert its 50% interest in the property to our common shares if specified terms and conditions are met. The conversion value of the interest would be determined at the time of conversion in accordance with the procedures set forth in the joint venture agreement, and would be net of the third party's pro rata share of any indebtedness secured by the property. The terms and conditions also include an "accretion threshold", as defined, which must be met. At the time of the original transaction, we considered the terms of the agreement in their entirety (including the conversion right, the accretion threshold, and the conversion value determination procedures) and assessed whether the third party could compel us to repurchase the 50% interest sold. We concluded that the likelihood of a compelled repurchase was remote, and accordingly accounted for the transaction as a sale.

         On May 31, 2002, the 50% joint venture partner elected to exercise its option to convert its 50% interest in the property to our common shares. In accordance with the terms of the joint venture agreement, we negotiated with our joint venture partner and were unable to reach an agreement. Therefore, on September 11, 2002, the joint venture partner elected to withdraw its conversion election.

        Third Party Development-- During December 2002, we entered into an agreement with an unrelated third party in connection with the third party's development of a $23.5 million multi-family property in Tampa, Florida. We have agreed to loan approximately $4.0 million, which represents 17.0% of the development costs to the third party during the development of the property. Under the agreement, the balance of the loan matures in December 2007. At December 31, 2002, no amount had been funded to the unrelated third party and we have no liability recorded on our books for the potential loan amount. We have a right of first refusal to purchase the property should the third party elect to sell.

         Investment in Partially Owned Entities and Other Arrangements-- During August 2002, in connection with the purchase of Heathrow International Business Center, we agreed to acquire one new office building that contains 192,000 square feet. The closing for this acquisition is anticipated to occur upon the earlier of August 2005 or at such time that the seller achieves certain leasing targets for the property. The purchase price will be determined based upon the percentage of gross leasable area actually leased and the net operating income generated by the leases at the time of acquisition.

         During December 2002, we sold 90% of our interest in Colonial Promenade Hoover for a total sales price of $20.5 million, and formed the Highway 150, LLC, in which we maintain a 10% ownership and manage the property under contract with the Highway 150 LLC. In connection with the formation of the Highway 150 LLC, we are serving as a guarantor of $1.0 million of the debt related of the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. The Company's maximum guarantee of $1.0 million may be requested by the lender, only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At December 31, 2002, the total outstanding debt of the joint venture was approximately $17.8 million, which matures in December 2012. At December 31, 2002, no liability was recorded on our books for the guarantee. The proceeds of the joint venture transaction were used to repay a portion of the amount outstanding under our unsecured line of credit.

         Additionally during December 2002, we sold 25% of our interest in the Colonial Promenade Madison Joint Venture for $3.2 million. Under the original joint venture, we held a 50% interest in the joint venture. Therefore, we now maintain a 25% ownership of the property and continue to manage the property. Proceeds from the joint venture transaction were used to repay a portion of the associated construction loan.

Financing Activity

         We funded a portion of our acquisition, development and re-development activities through the issuance of senior notes, public offerings of common shares through the Company, proceeds received from the disposition of assets, proceeds related to the secured financing of three properties, and advances on our bank line of credit. On February 28, 2002, we sold 560,380 common units in two transactions at $33.37 per unit, resulting in net proceeds of $17.6 million to us, which were used to repay outstanding balances under our unsecured line of credit. Salomon Smith Barney deposited 260,710 units into The Equity Focus Trust REIT Portfolio Series, 2002-A, a newly formed unit investment trust, and 299,670 units were deposited into Cohen & Steers Quality Income Realty Fund, Inc.

         On July 31, 2002, we completed a $100.0 million public debt offering of unsecured senior. The notes, which mature in July 2012, bear a coupon rate of 6.88%, and were priced to yield an effective rate of 6.99% over the ten-year term. We used the net proceeds of the offering to repay a $57.5 million medium-term note that matured on August 9, 2002 and the remaining amount was used to pay down a portion of the outstanding balance on our unsecured line of credit. Additionally during 2002, we received proceeds of $52.8 million related to the financing of three properties, which is collateralized by the related properties.

         We continued our asset recycling program, which allows us to maximize our investment returns through the sale of assets that have reached their maximum investment potential and reinvest the proceeds into opportunities with more growth potential. During 2002, we sold assets for an aggregate sales price of $138.6 million. See "Dispositions" above for a listing of the properties sold during 2002. We used the proceeds to repay a portion of the borrowings under our unsecured line of credit and to support our investment activities.

         In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we record individual property sales as discontinued operations, unless we maintain a significant continuing involvement with the properties that have been sold. During 2002, the properties that were sold and classified as discontinued operations were University Park, Colonial Promenade University Park II, and Colonnade 4100 & 4200. We maintain a significant continuing involvement through a management contract or an ownership percentage in the remaining properties.


Business Strategy

       Our business objective is to generate stable and increasing cash flow and portfolio value for our unitholders through a strategy of:

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

          o recycling capital by selectively disposing of assets that have reached their maximum investment potential and reinvesting the proceeds into opportunities with more growth potential;

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



          Our business strategy and the implementation of that strategy are determined by our Board of Trustees and may be changed from time to time.


Financing Strategy

         We seek to maintain a well-balanced, conservative and flexible capital structure by:

          o maintaining conservative debt service and fixed charge coverage ratios in order to sustain our investment grade status;

          o         extending and sequencing the maturity dates of our debt;

          o         borrowing primarily at fixed rates; and

          o generally pursuing long-term debt financings and refinancings on an unsecured basis.

         We believe that these strategies have enabled and should continue to enable us to access the debt and equity capital markets to fund debt refinancings and the acquisition and development of additional properties.

         We have an unsecured bank line of credit providing for total borrowings of up to $320 million. This line of credit agreement bears interest at LIBOR plus a spread calculated from a pricing grid based on our unsecured debt ratings. Based on our debt ratings at December 31, 2002, the spread was 105 basis points. The line of credit is renewable in November 2005 and provides for a one-year extension. The line of credit agreement includes a competitive bid feature that will allow us to convert up to $160 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The credit facility is primarily used to finance property acquisitions and developments and has an outstanding balance at December 31, 2002, of $208.3 million. The interest rate of this short-term borrowing facility, including the competitive bid balance, was 2.38% and 3.08% at December 31, 2002 and 2001, respectively.

         At December 31, 2002, our total outstanding debt balance was $1.3 billion. The outstanding balance includes fixed rate debt of $995.0 million, or 78.8%, and floating-rate debt of $267.2 million, or 21.2%. Our total market capitalization as of December 31, 2002 was $2.7 billion and our ratio of debt to total market capitalization was 47.1%. We calculate debt to total market capitalization as total debt as a percentage of total debt, including preferred units, plus the market value of our outstanding common units. Some of our loan agreements contain restrictive covenants, which among other things require maintenance of various financial ratios. At December 31, 2002, we were in compliance with these covenants.

         We have entered into several different hedging transactions in an effort to manage exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of our derivative financial instruments at December 31, 2002. The notional value at December 31, 2002 provides an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risk.


                                                                  Interest                          Fair Value
            Product Type                   Notional Value           Rate        Maturity       At December 31, 2002
                                                                                                  (in thousands)
------------------------------------- ------------------------- ------------- -------------- -------------------------
Interest Rate SWAP, Cash Flow            $30.2 - $27.7 million        5.932%        1/01/06                $  (3,117)
Interest Rate SWAP, Cash Flow                    $50.0 million        2.319%        1/02/03                      (38)
Interest Rate SWAP, Cash Flow                    $25.0 million        2.430%        1/01/03                      (21)
Interest Rate SWAP, Cash Flow                    $50.0 million        2.113%        1/02/04                     (370)
Interest Rate SWAP, Cash Flow                    $50.0 million        1.637%        1/02/04                     (131)
Interest Rate SWAP, Cash Flow                    $50.0 million        1.615%        1/02/04                     (119)
Interest Rate SWAP, Fair Value                   $50.0 million        5.015%        7/26/04                     2,633
Interest Rate CAP, Cash Flow                     $21.1 million        6.850%        6/29/04                         1
Interest Rate CAP, Cash Flow                     $17.9 million        6.850%        7/06/04                         1
Interest Rate CAP, Cash Flow                     $30.4 million       11.200%        6/30/03                         -
Interest Rate CAP, Cash Flow                     $17.1 million        4.840%         4/1/04                         1
Interest Rate CAP, Cash Flow                     $27.0 million        4.840%         4/1/04                         1
Interest Rate CAP, Cash Flow                      $8.7 million        4.840%         4/1/04                         -

         We do not use derivatives for trading or speculative purposes. Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not sustained a material loss from those instruments nor do we anticipate any material adverse effect on our net income or financial position in the future from the use of derivatives.

         At December 31, 2002, derivatives with a fair value of $2.6 million were included in other assets and derivatives with a fair value of $3.8 million were included in other liabilities. The change in net unrealized gains/losses of $3.6 million in 2002 for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in partners' capital. Hedge ineffectiveness of $23,000 on cash flow hedges was recognized in other income (expense) during 2002.

         Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $2.2 million of net unrealized gains/losses from accumulated other comprehensive income (loss) to interest expense during 2002. During 2003, we estimate that an additional $2.3 million will be reclassified to earnings from the current balance held in accumulated other comprehensive income (loss).

         We may modify our borrowing policy and may increase or decrease our ratio of debt to total market capitalization. To the extent that the Company's Board of Trustees determines to seek additional capital, we may raise such capital through additional equity offerings, debt financings, asset dispositions or retention of cash flow (subject to provisions in the Internal Revenue Code of 1986 requiring the distribution by a REIT of a certain percentage of taxable income and taking into account taxes that would be imposed on undistributed taxable income) or a combination of these methods.


Property Management

         We are experienced in the management and leasing of multifamily, office and retail properties and believe that the management and leasing of our own portfolio has helped maintain consistent income growth and has resulted in reduced operating expenses from the properties. The third-party management, leasing and brokerage businesses conducted through the Management Corporation have provided us both with a source of cash flow that is relatively stable and with the benefits of economies of scale in conjunction with the management and leasing of our own properties. These businesses also allow us to establish additional relationships with tenants who may require additional office or retail space and to identify potential acquisitions.


Operational Structure

       We manage our business with three separate and distinct operating divisions: multifamily, office and retail. We have centralized functions that are common to each division, including accounting, information technology, due diligence and administrative services. Decisions regarding acquisitions, developments and dispositions are also centralized. Each division has an Executive Vice President that oversees growth and operations and has a separate management team that is responsible for acquiring, developing, and leasing properties within each division. This structure allows us to utilize specialized management personnel for each operating division. Although these divisions operate independently from one another, constant communication among the Executive Vice Presidents provides us with unique synergies allowing us to take advantage of a variety of investment opportunities. In addition, the third-party management, leasing and brokerage businesses have provided us both with a source of cash flow that is relatively stable and with the benefits of economies of scale in conjunction with the management and leasing of our own properties. These businesses also allow us to establish additional relations with tenants that may require additional retail or office space and to identify potential acquisitions. See note 7 - Segment Reporting in our Notes to Consolidated Financial Statements for information on our three segments and the reconciliation of total segment revenues to total revenues, total segment net operating income to income from continuing operations, and total divisional assets to total assets for the years ended December 31, 2002, 2001 and 2000. Additional information with respect to each of the operating divisions is set forth below:

       Multifamily Division. Our multifamily division is responsible for all aspects of multifamily operations, including day-to-day management and leasing of the 41 multifamily properties, as well as the provision of third-party management services for apartment communities in which we do not have an ownership interest or have a non-controlling ownership interest.

       Office Division. Our office division is responsible for all aspects of our commercial office operations, including the provision of management and leasing services for the 21 office properties, as well as the provision of third-party management services for office properties in which we do not have an ownership interest and for brokerage services in other office property transactions.

       Retail Division. Our retail division is responsible for all aspects of our retail operations, including the provision of management and leasing services for the 44 retail properties, as well as the provision of third-party management services for retail properties in which we do not have an ownership interest and for brokerage services in other retail property transactions.


Competition

         The ownership, development, operation and leasing of multifamily, office and retail properties are highly competitive. We compete with domestic and foreign financial institutions, other REITs, life insurance companies, pension trusts, trust funds, partnerships and individual investors for the acquisition of properties. In addition, we compete for tenants in our markets primarily on the basis of property location, rent charged, services provided and the design and condition of improvements. Our diversified business strategy of investing in multifamily, office and retail property types that are located in high-growth, demographically attractive cities in key Sunbelt states allows us to shift assets within our portfolio in order to take advantage of market timing and economic cycles, and to maximize investment returns.

Seasonality

         Our multifamily properties and office properties generally are not affected by seasonality. However, the retail shopping center industry is seasonal in nature, with shopping center tenant sales peaking during the fourth quarter due to the holiday season. As a result, a substantial portion of the percentage rent at our retail properties is not recognized until the fourth quarter. Furthermore, most new lease-up occurs towards the later part of the year in anticipation of the holiday season and most vacancies occur toward the beginning of the year. In addition, the majority of the temporary tenants take occupancy in the fourth quarter. Accordingly, cash flow and occupancy levels are generally lowest in the first quarter and highest in the fourth quarter. This seasonality also impacts the quarter-by-quarter results of net operating income, although this impact is largely mitigated by recognizing minimum rent on a straight-line basis over the term of related leases in accordance with GAAP.

Environmental Matters

         We believe that our properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. We are not aware of any environmental condition which we believe would have a material adverse effect on our financial condition or results of operations (before consideration of any potential insurance coverage). Nevertheless, it is possible that there are material environmental liabilities of which we are unaware. Moreover, no assurances can be given that
(i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of our properties have not been or will not be affected by tenants and occupants of our properties, by the condition of properties in the vicinity of our properties or by third parties unrelated to us. See "Risk Factors--Risks Associated with Our Operations--We could incur significant costs related to environmental issues" for a further discussion.

Insurance

         We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, certain types of losses, such as lease and other contract claims that generally are not insured. We anticipate that we will review our insurance coverage and policies from time to time to determine the appropriate level of coverage but we cannot predict at this time if we will be able to obtain or maintain full coverage at a reasonable cost in the future.


Employees

         As of December 31, 2002, we employed approximately 950 persons, including on-site property employees who provide services for the Properties that we own and/or manage.


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

         In addition, our financial statements include the operations of a taxable REIT subsidiary, Colonial Properties Services, Inc. (CPSI), that is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI provides property development, leasing and management services for third-party owned properties and administrative services to CRLP. We generally reimburse CPSI for payroll and other costs incurred in providing services to CRLP. All inter-company transactions are eliminated in the accompanying consolidated financial statements. We recognized tax expense of $0.6 million in 2002 related to the taxable income of CPSI. No federal income taxes were recognized in 2001 and 2000.


Available Information

         Our website address is www.colonialprop.com and provides access in the "Investor Relations" section, free of charge, to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.


Risk Factors

         Set forth below are the risks that we believe are material to investors who purchase or own our common or preferred units of limited partnership interest. Our units are redeemable for cash or, at the election of Colonial Properties Trust, on a one-for-one basis for Colonial Properties Trust's units of beneficial interest.

Risks Associated with Real Estate

          We face risks associated with numerous national, regional and local economic conditions that are not in our control, any or all of which could adversely affect our properties and our business.

         During the last two years, we have seen a dramatic slowdown in the U.S. economy, and the general business climate has been negatively impacted. The Sunbelt region has similarly experienced a slowdown in its economy. The industry slowdowns, higher unemployment rates, reduced demand for apartment homes and declines in household formations resulting from the economic slowdown, particularly in the Sunbelt region in which we operate, have adversely impacted, and may continue to impact, our business.

         Although each of our three business segments has been adversely impacted by the decline in the economy, our multifamily properties, which rely on heavily on short-term leases, have been most affected. In addition to the general slowdown in the economy, the low interest rate environment which we have experienced also impacted our multifamily properties as more people consider buying their homes instead of renting. Any continuation or worsening of current economic conditions generally and in our principal market areas may continue to have a negative impact on our results of operation and financial condition.

          As a real estate company, we face numerous risks in real estate conditions that could adversely affect our properties.

         In addition to the economic risks that we face, as a real estate company, we are subject to various changes in the real estate conditions, any negative trends of which may adversely affect our properties and business. These conditions include:

          o the existence and quality of the competition, such as the attractiveness of our property as compared to our competitors' properties based on considerations such as convenience of location, rental rates, amenities and safety record;

          o increased operating costs, including increased real property taxes and utilities costs;

          o oversupply of multifamily, office or retail space or a reduction in demand for real estate in the area; and

          o changing trends in the demand by consumers for merchandise offered by retailers conducting business at our retail properties.

         Moreover, other factors may affect us adversely, including changes in government regulations and other laws, rules and regulations governing real estate, zoning or taxes, changes in interest rate levels, the availability of financing and potential liability under environmental and other laws and other unforeseen events, most of which are discussed elsewhere in the following risk factors. Any or all of these factors could materially adversely affect our properties and our business.

          Because real estate investments are illiquid, we may not be able to sell our properties in response to economic changes.

         Real estate investments generally are relatively illiquid and as a result cannot be sold quickly in response to changes in the economy or other conditions when it may be prudent to do so. This inability to respond quickly to changes in the performance of our properties could adversely affect our business and ability to meet our debt obligations and distribute earnings to our stockholders.

         We are subject to significant regulation that inhibits our activities.

         Local zoning and use laws, environmental statutes and other governmental requirements restrict our development, expansion, rehabilitation and reconstruction activities. These regulations may prevent or delay us from taking advantage of economic opportunities. We cannot predict what requirements may be enacted and there can be no assurance that such enactment will not have a materially adverse impact on us.
Risks Associated with Our Operations

          Our properties may not generate sufficient income to pay our expenses, and we may not be able to control our operating costs.

         If our properties do not generate income sufficient to pay our expenses and maintain our properties, or if we do not adequately control our operating costs, we may not be able to pay our expenses, maintain our properties or service our debt. A number of factors may adversely affect our ability to generate sufficient income. These factors include:

          o whether or not we can attract tenants at favorable rental rates, which will depend on several factors, including:

          o local conditions such as an oversupply of, or reduction in demand for, multifamily, office or retail properties;

          o the attractiveness of our properties to residents, shoppers and tenants, and

          o         decreases in market rental rates;

          o         our ability to collect rent from our tenants.

         Factors that may adversely affect our operating costs include:

          o the need to pay for insurance and other operating costs, including real estate taxes, which could increase over time;

          o the need periodically to repair, renovate and re-lease space;

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

          We may be unable to lease our new properties or renew leases or re-lease space at our existing properties as leases expire which may adversely affect our operating results.

         The tenants at our office properties generally enter into leases with an initial term ranging from three to ten years and tenants at our retail properties generally enter into leases with an initial term ranging from one to ten years. As leases expire at our existing properties, tenants may elect not to renew them. Even if the tenants do renew or we can re-lease the space, the terms of renewal or re-leasing, including the cost of required renovations, may be less favorable than current lease terms. In addition, for new properties, we may be unable to attract enough tenants and the occupancy rates and rents may not be sufficient to make the property profitable. If we are unable to renew the leases or re-lease the space at our existing properties promptly or lease the space at our new properties, or if the rental rates upon renewal or re-leasing at existing properties are significantly lower than expected rates, our operating results will be negatively affected.

         We face risks due to lack of geographic diversity.

         While our properties are diversified in three different segments, all of our properties are located in the Sunbelt region of the United States. In particular, we derived an aggregate of approximately 46.9% of our net operating income in 2002 from properties located in or near three key cities: (a) Birmingham, Alabama, which accounted for 19.4% of our 2002 net operating income;
(b) Orlando, Florida, which accounted for 16.9% of our 2002 net operating income; and (c) Huntsville/Decatur, Alabama, which accounted for 10.6% of our 2002 net operating income. If the Sunbelt region of the United States, and in particular the areas of or near Birmingham, Orlando and Huntsville/Decatur, experiences a slowdown in the economy or a natural disaster, our operating performance and our assets may be negatively affected.

          We have been and may continue to be affected negatively by tenant bankruptcies and downturns in tenants' businesses, which may adversely affect our operating results and reduce our cash flow.

         At any time, a tenant may experience a downturn in its business that may weaken its financial condition due to a slowing economy generally or a downturn in the retail sector. As a result, our tenants may delay lease commencement, cease or defer making rental payments or declare bankruptcy. If a tenant files for bankruptcy, the tenant may have the right to reject and terminate its lease and we cannot be sure that it will affirm its leases and continue to make rental payments in a timely manner. We also cannot be sure that we will be able to lease vacant space in our properties on economically favorable terms. During 2002, we were negatively impacted by the bankruptcy of Kmart Corporation, one of our retail tenants that had stores at five of our properties. As recently as the first quarter 2002, Kmart was our fourth largest retail tenant, based on its annual rent payments as a percentage of our total revenue of 0.6%. During 2002, Kmart closed three of the five stores at our properties. Recently, we were informed that Kmart will be closing one of its two remaining stores at our properties in the near term and we reasonably believe that Kmart will close its last store in the near future. Any other bankruptcy or financial difficulties of our tenants may negatively affect our operating results.

          We are subject to risks associated with the property management, leasing and brokerage businesses.

         In addition to the risks we face as a result of our ownership of real estate, we face risks relating to the property management, leasing and brokerage businesses of CPSI including risks that:

          o management contracts or service agreements with third-party owners will be lost to competitors;

          o contracts will not be renewed upon expiration or will not be renewed on terms consistent with current terms; and

          o         leasing and brokerage activity generally may decline.

         Each of these developments could adversely affect our ability to pay our expenses, maintain our properties or service our debt.

         We could incur significant costs related to environmental issues.

         Federal, state and local laws and regulations relating to the protection of the environment, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of on real property, may be liable for the costs of investigating and remediating hazardous substances on or under or released from the property and for damages to natural resources. The federal Comprehensive Environmental Response, Compensation & Liability Act, and similar state laws, impose liability on a joint and several basis, regardless of whether the owner, operator or other responsible party knew of or was at fault for the release or presence of hazardous substances. In connection with the ownership or operation of our properties, we could be liable for costs associated with investigation and remediation in the future. The costs of any required remediation and related liability as to any property could be substantial under these laws and could exceed the value of the property and/or our aggregate assets. The presence of hazardous substances, or the failure to properly remediate those substances, also may adversely affect our ability to sell or rent a property or to borrow funds using the property as collateral. In addition, environmental laws may impose restrictions on the manner in which we use our properties or operate our business, and these restrictions may require expenditures for compliance. We cannot assure you that a material environmental claim or compliance obligation will not arise in the future. The costs of defending against any claims of liability, of remediating a contaminated property, or of complying with future environmental requirements could be substantial and affect our operating results and financial conditions.

     On December 29, 1998, we acquired Bel Air Mall in Mobile, Alabama. During the course of our environmental due diligence, we identified several different areas of the property in which contamination is present. One of those areas involves drycleaner solvent; the others involve petroleum contamination. The Alabama Department of Environmental Management (ADEM) is overseeing the investigation and cleanup of the drycleaner contamination. Under the terms of the purchase and sale agreement, the former owner of the property purchased a $10 million environmental insurance policy (including paying the $275,000 up front deductible) and established an escrow account totaling $1,000,000 to cover any costs associated with investigation and re-mediation of the contaminated areas not covered by the insurance policy. Under the agreement the seller will be performing all required remediation of the drycleaner contamination until a "no further action" status is obtained from ADEM. In addition, two locations, which contained petroleum contamination, have now received a "no further action" status from ADEM.

         Uninsured losses could adversely affect our financial condition.

         We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, certain types of losses, such as lease and other contract claims that generally are not insured. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property, which could have a materially adverse effect on our financial conditions.

          Competition for acquisitions could result in increased prices for properties.

         We compete with other major real estate investors with significant capital for attractive investment opportunities in multifamily, office or retail properties. These competitors include publicly traded REITs, private REITs, investment banking firms, private institutional investment funds and national, regional and local real estate investors. This competition could increase the prices that we have to pay for multifamily, office or retail properties, in which case our projected return from investment in these properties will deteriorate.

          We may be unable to successfully integrate and effectively manage the properties we acquire.

         So long as we are able to obtain capital on commercially reasonable terms, we intend to continue to selectively acquire multifamily, office or retail properties that meet our criteria for investment opportunities, are consistent with our business strategies and we believe will be profitable or will enhance the value of our portfolio. The success of these acquisitions will depend, in part, on our ability to efficiently integrate the acquired properties into our organization, and apply our business, operating, administrative, financial and accounting strategies and controls to these acquired properties. If we are unable to successfully integrate the acquired properties into our operations, our results of operations and financial condition may be adversely affected.

          We may not be able to achieve the anticipated financial and operating results from our acquisitions, which would adversely affect our operating results.

         We will continue to acquire multifamily, office or retail properties only if they meet our criteria and we believe that that they will enhance our future financial performance and the value of our portfolio. Our belief, however, is based on and is subject to risks, uncertainties and other factors, many of which are forward-looking and are uncertain in nature or are beyond our control. In addition, some of these properties may have unknown characteristics or deficiencies or may not complement our portfolio of existing properties. As a result, some properties may be worth less or may generate less revenue than, or simply not perform as well as, we believed at the time of the acquisition, negatively affecting our operating results.

          We may be unable to develop new properties or redevelop existing properties successfully.

         To complement our acquisition strategy, we will continue to develop new properties or expand or redevelop existing properties as opportunities arise. However, there are significant risks associated with our development activities in addition to those generally associated with the ownership and operation of developed properties. These risks include the following:

          o significant expenditure of money and time on projects that may be delayed or never be completed,

          o         higher than projected construction costs,

          o lack of availability of debt or equity financing on acceptable terms,

          o         failure to meet anticipated occupancy or rent levels,

          o failure to obtain zoning, occupancy or other governmental approvals,

          o changes in applicable zoning and land use laws may require us to abandon projects prior to their completion, resulting in the loss of development costs incurred up to the time of abandonment, and

          o late completion because of construction delays, delays in the receipt of zoning, occupancy and other approvals or other factors outside of our control.

         Any one or more of these risks may hinder our acquisition strategy, which would negatively affect our overall business.

Risks Associated with Our Indebtedness and Financing

          We have substantial indebtedness and we require significant cash flow to make required payments on our indebtedness.

         We rely heavily on debt financing for our business. As of December 31, 2002, we had total debt of approximately $1.34 billion, including our pro rata share of joint venture debt. Due to our high level of debt our cash flow may be insufficient to meet required payments of principal and interest. If a property were mortgaged to secure payment of indebtedness and we were unable to meet mortgage payments, the mortgagee could foreclose upon that property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies.

         In addition, if principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt.

          We may be unable to repay our existing indebtedness as they mature which could adversely affect our financial condition.

         Most of our indebtedness does not require significant principal payments prior to maturity. However, we will need to raise additional equity capital, obtain secured or unsecured debt financing, issue private or public debt, or sell some of our assets to either refinance or repay our indebtedness as it matures. We cannot assure you that these sources of financing or refinancing will be available to us at reasonable terms or at all. Our inability to obtain financing or refinancing to repay our maturing indebtedness, and our inability to refinance existing indebtedness on reasonable terms, may require us to make higher interest and principal payments, issue additional equity securities, or sell some of our assets on disadvantageous terms, all or any of which may result in foreclosure of properties, partial or complete loss on our investment and otherwise adversely affect our financial conditions and results of operation.

          Our degree of leverage could limit our ability to obtain additional financing which would negatively impact our business.

         As of December 31, 2002, our consolidated borrowings and pro rata share of unconsolidated borrowings totaled approximately $1.34 billion, which represented approximately 48.6% of our total market capitalization. Total market capitalization represents the sum of the outstanding indebtedness (including our share of joint venture indebtedness), the total liquidation preference of all our preferred units and the total market value of our common units, based on the closing price of our common shares as of December 31, 2002. Our high leverage and any future increases in our leverage could adversely affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes which would negatively impact our business overall.

          Due to the significant amount of our variable rate debt, rising interest rates would adversely affect our results of operation.

         As of December 31, 2002, we had approximately $297.0 million of variable rate debt outstanding, including our pro rata share of variable rate unconsolidated joint venture debt. While we have sought to refinance our variable rate debt with fixed rate debt or cap our exposure to interest rate fluctuations by using interest rate swap agreements where appropriate, it is not possible for us to only have fixed rate debt. In addition, as opportunities arise, we may borrow additional money with variable interest rates in the future. As a result, a significant increase in interest rates would adversely affect our results of operations.

          We have entered into debt agreements that impose a number of restrictive covenants that restrict our operating activities and violation of these restrictive covenants carries serious consequences.

         Our credit facility contains customary numerous customary restrictions, requirements and other limitations on our ability to incur debt, including:

          o         debt to assets ratios;

          o         secured debt to total assets ratios;

          o         debt service coverage ratios; and

          o         minimum ratios of unencumbered assets to unsecured debt.

         In addition, the indenture under which our senior unsecured debt is issued contains financial and operating covenants including coverage ratios. Our indenture also limits our ability to:

          o         incur secured and unsecured indebtedness;

          o         sell all or substantially all or our assets; and

          o         engage in mergers, consolidations and acquisitions.

         These restrictions will continue to hinder our operational flexibility and violations of these covenants will have result in adverse consequences to us.

         Our senior notes do not have an established trading market. As a result, you may not be able to sell your notes.

         The senior notes are a new issue of securities with no established trading market. We do not intend to apply for listing of the notes on any national securities exchange. The underwriters have advised us that they intend to make a market in the notes, but they are not obligated to do so and may discontinue market making at any time without notice. We can give no assurance as to the liquidity of or any trading market for the notes.

Risks Associated with Our Organization

          Some of our general partners' trustees and officers have conflicts of interest and could exercise influence in a manner inconsistent with holders of interest in CRLP

          As a result of their substantial ownership of common units, Messrs. Thomas Lowder, our Chairman of the Board, Chief Executive Officer and President, and James Lowder, Harold Ripps, Herbert Meisler, M. Miller Gorrie, and William Johnson, each of whom is our trustee, might seek to exert influence over our decisions as to sales or re-financings of particular properties we own. Any such exercise of influence might produce decisions that are not in the best interest of all of the holders of interests in us.

          The Lowder family and their affiliates, holds interests in companies that have performed construction, management, insurance brokerage and other services with respect to our properties. These companies may perform similar services for us in the future. As a result, the Lowder family may realize benefits from transactions between such companies and us that are not realized by other holders of interests in us. In addition, Thomas and James Lowder, as our trustees, may be in a position to influence us to do business with companies in which the Lowder family has a financial interest. Our policies may not be successful in eliminating the influence of conflicts. Moreover, transactions with companies controlled by the Lowder family, if any, may not be on terms as favorable to us as we could obtain in an arms-length transaction with a third party.

          Restrictions on the acquisition and change in control of us may have adverse affects on the value of our common units.

         Various provisions of our Declaration of Trust restrict the possibility for acquisition or change in control of the Company, even if the acquisition or change in control were in the shareholders' interest.

         We may change our business policies in the future.

          Our major policies, including our policies with respect to development, acquisitions, financing, growth, operations, debt capitalization and distributions, are determined by our Board of Trustees. Although it has no present intention to do so, our Board of Trustees may amend or revise these and other policies from time to time. A change in these policies could adversely affect our financial condition, results of operations or ability to service debt.

Risks Associated with Income Tax Laws

          Colonial Properties Trust intends to qualify as a REIT, but we cannot guarantee that it will qualify REIT.

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

         If Colonial Properties Trust failed to qualify as a REIT, it would be subject to federal income tax at regular corporate rates. Also, unless the Internal Revenue Service granted it relief under certain statutory provisions, it would remain disqualified as a REIT for the four years following the year it first failed to qualify. If it failed to qualify as a REIT, it would have to pay significant income taxes and would therefore have less money available for investments or for distributions to shareholders. This would likely have a significant adverse affect on the value of its common units. In addition, it would no longer be required to make any distributions to shareholders, but it would still be required to distribute quarterly substantially all of our net cash revenues to our unitholders.

          Proposed change in taxation of corporate dividends may adversely affect value of REIT stock.

         The federal income tax laws governing REITs and other corporations or the administrative interpretations of those laws may be amended at any time. Any new laws or interpretations may take effect retroactively and could adversely affect us or you, as our shareholder. On January 7, 2003, the Bush Administration released a proposal intended to eliminate one level of the "double taxation" that is currently imposed on corporate income for regular C corporations by excluding corporate dividends from an individual's taxable income to the extent that corporate income tax has been paid on the earnings from which the dividends are paid. REITs currently are tax-advantaged relative to regular C corporations because they are not subject to corporate-level federal income tax on income that they distribute to shareholders, but shareholders do include REIT dividends in taxable income. The tax treatment of REITs generally would not be affected by the Bush Administration's proposal in its current form, except that a REIT that receives dividends from a C corporation that have been subject to corporate income tax could distribute or retain those amounts without a second tax being imposed on the REIT or its shareholders. The Bush Administration's proposal, if enacted, could cause individual investors to view stocks of regular C corporations as more attractive relative to stocks of REITs than is the case currently because part or all of the dividends on the stocks of the regular C corporation would be exempt from tax for the individual. It is not possible to predict whether in fact this change in relative perceived value will occur or whether, if it occurs, what the impact will be on the value of our common shares. In any event, there can be no assurance regarding whether the Bush Administration's proposal ultimately will be enacted or the form in which it might in fact be enacted.

Item 2.           Properties.


General

         As of December 31, 2002, our real estate portfolio consisted of 106 properties consisting of whole or partial ownership interests, located in nine states in the Sunbelt region of the United States. Additionally, we maintain non-controlling partial interests of 15% to 50% in 15 operating properties. The 106 properties owned by us at December 31, 2002 consisted of the following:


                              Summary of Properties

                                                           Total 2002      Percent of
                                         Units/             Property       Total 2002       Percentage
                         Number of        GRA/            Revenue (2)       Property       Occupancy at
 Type of Property        Properties     NRA (1)           (in thousands)   Revenue (2)   Dec. 31, 2002 (3)
---------------------   ----------   --------------      --------------   ------------  ------------------

 Multifamily                   41           14,556    (4)    $ 104,160          31.1%         88.1%
 Office                        21        5,185,170    (5)       75,436          22.5%         91.0%
 Retail                        44       15,475,196    (6)      155,845          46.4%         89.2%
                        ----------                       --------------   ------------
     Total                    106                            $ 335,441         100.0%
                        ==========                       ==============   ============


(1) Units (in this table only) refers to multifamily units, GRA refers to gross retail area, which includes gross leasable area and space owned by anchor tenants and NRA refers to net rentable area of office space. Information is presented as of December 31, 2002.
(2) Includes our proportionate share of revenue from those multifamily, office and retail properties accounted for under the equity method, and our share of the properties disposed of in 2002.
(3) Excludes the units/square feet of development or expansion phases of two multifamily properties, three office properties, and one retail property that had not achieved stabilized occupancy as of December 31, 2002.
(4) Amount includes 2,833 units at 10 multifamily properties, in which we maintain a 15.0% ownership interest.
(5) Amount includes 29,988 square feet at one office property, in which we maintain a 33.33% ownership interest.
(6) Amount includes 1,443,400 square feet at three retail properties, in which we maintain a 10.0% - 50.0% ownership interest.


Multifamily Properties

         The 41 multifamily properties, contain a total of 14,556 garden-style apartments and range in size from 125 to 1,080 units. Eighteen multifamily properties (containing a total of 6,812 units) are located in Alabama, 12 multifamily properties (containing a total of 4,778 apartment units) are located in Florida, six multifamily properties (containing a total of 1,382 units) are located in Georgia, two multifamily properties (containing a total of 498 units) are located in Mississippi, two multifamily properties (containing a total of 764 units) are located in South Carolina, and one multifamily property (containing 322 units) is located in Texas. Each of the multifamily properties is established in its local market and provides residents with numerous amenities, which may include a swimming pool, exercise room, jacuzzi, clubhouse, laundry room, tennis court(s), and/or a playground. All of the multifamily properties are managed by CRLP.

         The following table sets forth certain additional information relating to the multifamily properties as of and for the year ended December 31, 2002.


                                                            Multifamily Properties
                                                                                              Average  Total Multifamily  Percent of
                                          Year        Number     Approximate                  Rental        Property      Total 2002
 Multifamily                            Completed       of       Rentable Area  Percent        Rate       Revenue for      Property
 Property (1)              Location        (2)       Units (3)   (Square Feet)  Occupied     Per Unit        2002        Revenue (4)
-----------------------  -------------  ----------  ----------  -------------  ----------  ----------------------------- -----------

 Alabama:
 CV at Cahaba Heights (8) Birmingham    1992              125        131,230       96.8%        752             154,164         0.0%
 CG at Edgewater          Huntsville    1990              500        541,650       90.7%        712           4,159,093         1.2%
 CG at Galleria           Birmingham    1986/96         1,080      1,195,186       90.8%        677           7,715,537         2.3%
 CG at Galleria Woods     Birmingham    1994              244        260,720       95.5%        705           1,904,960         0.6%
 CG at Liberty Park       Birmingham    2000              300        338,684       93.3%      1,000           3,069,775         0.9%
 CG at Madison            Huntsville    2000              336        354,592       90.5%        771           3,056,591         0.9%
 CG at Promenade          Montgomery    2000              384        424,372       88.5%        822           3,201,001         1.0%
 CG at Riverchase         Birmingham    1984/91           468        745,840       87.9%        801           3,757,893         1.1%
 CV at Ashford Place      Mobile        1983              168        139,128       83.3%        559             916,014         0.3%
 CV at Hillcrest (9)      Mobile        1981                                                                    252,107         0.1%
 CV at Huntleigh Woods    Mobile        1978              233        199,052       91.0%        517           1,258,036         0.4%
 CV at Inverness          Birmingham    1986/87/90        586        491,072       93.5%        619           3,918,394         1.2%
 CV at McGehee Place (9)  Montgomery    1986/95                                                               1,059,051         0.3%
 CV at Monte D'Oro (9)    Birmingham    1977                                                                    532,215         0.2%
 CV at Research Park      Huntsville    1987/94           736        809,343       86.9%        609           5,135,512         1.5%
 CV at Trussville         Birmingham    1996/97           376        410,340       92.0%        755           3,089,277         0.9%
 CV at Hillwood (8)       Montgomery    1984              160        150,912       83.8%        598             155,792         0.0%
 CV at Inverness Lakes  I Mobile        1983              186        176,460       91.4%        582             169,607         0.1%
 CG at Inverness Lakes II Mobile        1996              312        329,926       91.3%        683             367,072         0.1%
 CG at Mountain Brook (8) Birmingham    1987/91           392        392,700       94.9%        721             440,570         0.1%
 CV at Rocky Ridge (8)    Birmingham    1984              226        258,900       94.2%        688             240,092         0.1%
 Ski Lodge - Tuscaloosa (9Tuscaloosa    1976/92                                                                 554,768         0.2%
                                                    ----------  -------------  ----------  ---------    ---------------- -----------
     Subtotal - Alabama                                 6,812      7,350,107       90.4%        700          45,107,521        13.5%
                                                    ----------  -------------  ----------  ---------    ---------------- -----------
 Florida:
 CG at Carrollwood (9)    Tampa         1966                                                                  1,216,361         0.4%
 CG at Citrus Park        Tampa         1999              176        200,288       82.4%        932           1,815,237         0.5%
 CG at Cypress Crossing   Orlando       1999              250        314,596       91.2%      1,023           2,733,289         0.8%
 CG at Gainesville        Gainesville   1989/93/94        560        488,624       72.5%        812           4,324,724         1.3%
 CG at Heather Glen       Orlando       2000              448        524,074       90.7%        925           4,136,063         1.2%
 CG at Heathrow           Orlando       1997              312        370,028       89.7%        978           3,137,248         0.9%
 CG at Hunter's Creek     Orlando       1997              496        624,464       86.7%        946           4,848,377         1.4%
 CG at Lakewood Ranch     Sarasota      1999              288        301,656       86.4%        960           3,259,466         1.0%
 CG at Palma Sola (9)     Bradenton     1992                                                                    760,333         0.2%
 CG at TownPark           Orlando       2002              456        584,664          (7)     1,035           2,272,317 (6)     0.7%
 CV at TownPark           Sarasota      2002              272        316,370          (7)     1,018           3,530,328 (6)     1.1%
 CV at Cordova (9)        Pensacola     1983                                                                    332,566         0.1%
 CV at Lake Mary          Orlando       1991/95           504        431,396       84.4%        752           3,938,808         1.2%
 CV at Oakleigh (9)       Pensacola     1997                                                                    574,537         0.2%
 CG at Ponte Vedra (8)    Jacksonville  1988              240        211,640       91.9%        793             308,333         0.1%
 CG at River Hills (8)    Tampa         1991/97           776        690,312       91.0%        679             857,156         0.3%
                                                    ----------  -------------  ----------  ---------    ---------------- -----------
     Subtotal - Florida                                 4,778      5,058,112       85.0%        876          38,045,143        11.4%
                                                    ----------  -------------  ----------  ---------    ---------------  -----------
 Georgia:
 CG at Barrington Club (8)Macon         1996              176        191,940       79.5%        743             200,977         0.1%
 CG at Wesleyan           Macon         1997              328        382,946       79.3%        754           2,480,420         0.7%
 CV at Timothy Woods      Athens        1996              204        211,444       94.1%        806           1,803,807         0.5%
 CV at Vernon Marsh       Savannah      1986/87           178        151,226       89.3%        662           1,339,065         0.4%
 CV at Walton Way         Augusta       1984              256        254,264       92.2%        638           1,802,247         0.5%
 CV at Stockbridge (8)    Stockbridge   1993/94           240        253,200       75.8%        766             263,519         0.1%
                                                    ----------  -------------  ----------  ---------    ---------------  -----------
     Subtotal - Georgia                                 1,382      1,445,020       87.1%        729           7,890,035         2.3%
                                                    ----------  -------------  ----------  ---------    ---------------- -----------
 Mississippi:
 CG at The Reservoir      Jackson       2000              170        195,605       95.9%        851           1,705,801         0.5%
 CV at Natchez Trace      Jackson       1995/97           328        342,800       96.9%        721           2,709,853         0.8%
                                                    ----------  -------------  ----------  ---------    ---------------- -----------
     Subtotal - Mississippi                               498        538,405       96.6%        765           4,415,654         1.3%
                                                    ----------  -------------  ----------  ---------    ---------------- -----------
 South Carolina:
 CV at Ashley Plantation  Bluffton      1998/2000         414        425,095       78.7%        797           2,996,593         0.9%
 CV at Caledon Wood       Greenville    1995/96           350        348,305       84.3%        720           2,619,956         0.8%
                                                    ----------  -------------  ---------   ---------    ---------------- -----------
     Subtotal - South Carolina                            764        773,400       81.3%        762           5,616,549         1.7%
                                                    ----------  -------------  ----------  ---------    ---------------- -----------
 Texas:
 CV at Haverhill          San Antonio   1997              322        326,914       86.5%        948           3,085,154         0.9%
                                                    ----------  -------------  ----------  ---------    ---------------- -----------
     Subtotal - Texas                                     322        326,914       86.5%        948           3,085,154         0.9%
                                                    ----------  -------------  ----------  ---------    ---------------- -----------
     TOTAL                                             14,556     15,491,958       88.1%      $ 785 (5)   $ 104,160,056        31.1%
                                                    ==========  =============  ==========  =========    ================ ===========



(footnotes on next page)



(1) All multifamily properties are 100% owned by us with the exception of the properties noted in (8) below. In the listing of multifamily property names, CG has been used as an abbreviation for Colonial Grand and CV as an abbreviation for Colonial Village.
(2) Year initially completed and, where applicable, year(s) in which additional phases were completed at the Property.
(3) Units (in this table only)refers to multifamily apartment units. Number of units includes all apartment units occupied or available for occupancy at December 31, 2002.
(4) Percent of Total 2002 Property Revenue represents the multifamily property's proportionate share of all revenue from our 106 properties, including the partially owned properties.
(5) Represents weighted average rental rate per unit of the 41 multifamily properties at December 31, 2002.
(6) Represents revenues from the date of our development of this Property in 2002 through December 31, 2002.
(7)  Expanded or newly developed property currently undergoing lease-up.
(8) These properties were sold by us during 1999 or 2000 to a joint venture formed by us and an unrelated party. We hold a 15% non-controlling interest in these joint ventures.
(9)  This property was sold during 2002.

         The following table sets forth the total number of units, percent leased and average base rental rate per unit as of the end of each of the last five years for the multifamily properties:

                                                                  Average Base
                               Number             Percent         Rental Rate
    Year-End                 of Units (1)         Leased (2)       Per Unit
    --------                ------------         -----------       --------
 December 31, 2002               14,556                88.1%         $785
 December 31, 2001               16,256                92.8%         $752
 December 31, 2000               17,189                94.0%         $707
 December 31, 1999               16,415                93.9%         $688
 December 31, 1998               15,381                93.5%         $642


(1) Units (in this table only) refers to multifamily units owned at year end, which includes 2,833 units partially owned by us at December 31, 2002.
(2) Represents weighted average occupancy of the multifamily properties that had achieved stabilized occupancy at the end of the respective period.


Office Properties

         The 21 office properties, contain a total of approximately 5.2 million rentable square feet. Fourteen of the office properties are located in Alabama (representing 49% of the office portfolio's net rentable square feet) , one is located in Atlanta, Georgia and six are located in Florida. The office properties range in size from approximately 30,000 square feet to 863,000 square feet. All of the office properties are managed by CRLP.

         The following table sets forth certain additional information relating to the office properties as of and for the year ended December 31, 2002.




                                Office Properties
                                                                                                           Average
                                                                                                            Base    Total   Percent
                                                                       Net                                  Rent   Office      of
                                                                    Rentable                                Per   Property   Total
                                                        Year          Area                      Total      Leased  Revenue   2002
 Office                                               Completed      Square       Percent     Annualized   Square    for   Property
 Property (1)                            Location        (2)          Feet        Leased      Base Rent     Foot  2002(3) Revenue(4)
-------------------------------------   -----------  -----------  --------------------------- -----------  ------- -------- --------

 Alabama:
Interstate Park                            Montgomery   1982-85/89      226,481     84.5%  $  2,881,187   15.06  $ 3,142,239    1.0%
Riverchase Center                          Birmingham   1984-88         303,766     84.3%     2,862,100   11.18    3,818,217    1.1%
International Park                         Birmingham   1987/89/99      238,983     97.8%     4,933,045   21.11    5,023,230    1.5%
Colonial Plaza                             Birmingham   1999            170,870    100.0%     3,165,722   18.53    3,598,053    1.1%
Colonial Center Colonnade (9)              Birmingham   1989/99         419,377     91.9%     6,671,004   17.31    5,391,344(6) 1.6%
Progress Center                            Huntsville   1983-91         224,369     92.9%     2,337,732   11.22    2,417,569    0.7%
Colonial Center Lakeside                   Huntsville   1989/90         121,513     92.9%     1,692,752   15.00    1,892,163    0.6%
AmSouth Center                             Huntsville   1990            154,521     99.6%     2,979,499   19.36    3,323,810    1.0%
Colonial Center Research Park              Huntsville   1999            133,482     94.8%     2,017,131   15.94    2,638,502    0.8%
250 Commerce St                            Montgomery   1904/81          37,447    100.0%       648,094   17.31      470,238    0.1%
Land Title Bldg                            Birmingham   1975             29,988    100.0%       402,003   13.41      169,433    0.1%
Independence Plaza                         Birmingham   1979            101,051     98.9%     1,982,860   19.84    1,690,039    0.5%
Emmett R. Johnson Building                 Birmingham   1982/95         165,144     78.7%     2,559,268   19.70    2,282,391    0.7%
Perimeter Corporate Park                   Huntsville   1986/89         234,667     84.4%     3,337,977   16.86    3,723,044    1.1%
                                                                    ------------   --------- ------------ ------ -----------   ----
    Subtotal-Alabama                                                  2,561,659     91.1%    38,470,374   16.48   39,580,272   11.9%
                                                                    ------------   --------- ------------ ------  ----------   ----
Florida:
Colonial Center 100 at Town Park           Orlando      2001            153,569     94.9%     2,946,594   20.21    2,773,798    0.8%
Colonial Center 200 at Town Park           Orlando      2002            155,240       (8)        71,666      (8)      35,370(6) 0.0%
Colonial Center 600 at Town Park           Orlando      2002            199,585       (8)     3,038,500      (8)   1,277,234(6) 0.4%
Concourse Center                           Tampa        1981/85         292,104     94.6%     3,602,542    13.04   4,966,149    1.5%
901 Maitland Center                        Orlando      1985            155,669     88.1%     2,615,579    19.07   2,147,748(6) 0.6%
Colonial Center Heathrow                   Orlando      1988/96-00      804,078     95.4%    16,018,878    20.89   6,854,673(6) 2.0%
University Park (5)                        Orlando      1985                                                         486,520    0.1%
                                                                    ------------    -------- ------------   ----  ----------   -----
    Subtotal-Florida                                                  1,760,245     94.4%    28,293,759    18.66  18,541,492    5.4%
                                                                    ------------    -------- ------------ ------- -----------  ----
Georgia:
Colonial Center at Mansell Overlook        Atlanta      1987/96/97/00   700,018     84.3%    11,297,614    19.15   15,099,641   4.5%
Colonial Center at Mansell Overlook 500    Atlanta      2001            163,248       (8)     2,643,917       (8)   2,214,783(6)0.7%
                                                                    ------------    -------- ------------   ----   ----------  ----
    Subtotal-Georgia                                                    863,266     84.3%    13,941,531    23.84   17,314,424   5.2%
                                                                    ------------    -------- ------------  ------- ----------  ----
    TOTAL                                                             5,185,170     91.0%   $80,705,664  $ 18.24 $ 75,436,188  22.5%
                                                                    ============    ======== ============ ======== ==========  ====

(1) All office properties are 100% owned by us with the exception of Land Title Building, which is 33.33% owned by us.
(2) Year initially completed and, where applicable, most recent year in which the property was substantially renovated or in which an additional phase of the property was completed.
(3) Total 2002 office property revenue is our share (based on its percentage ownership of the property) of total office property revenue, unless otherwise noted. However, amounts exclude $1,123,303 of straight-line rents reflected in our Consolidated Financial Statements for the period ended December 31, 2002.
(4) Percent of Total 2002 Property Revenue represents the office property's proportionate share of all revenue from our 106 properties.
(5)       This property was sold during 2002.
(6) Represents revenues from the date of our acquisition or completion of development of this property in 2002 through December 31, 2002.
(7) This property is located within an office complex and is included in the total as one office property.
(8) This property is currently in lease-up and is not included in the property totals.
(9) During 2002, two of the buildings located within this office complex were sold (4100 and 4200 Colonnade).

         The following table sets out a schedule of the lease expirations for leases in place as of December 31, 2002, for the office properties (including all lease expirations for partially-owned properties).


                                     Net Rentable       Annualized       Percent of Total
  Year of          Number of            Area Of         Base Rent of     Annual Base Rent
   Lease          Tenants with       Expiring Leases     Expiring         Represented by
 Expiration       Expiring Leases    (Square Feet) (1)  Leases (1)(2)    Expiring Leases (1)
------------------------------------------------------------------------------------------

2003                       146             547,643      $ 8,676,124                 10.8%
2004                       109             702,004       10,880,192                 13.5%
2005                       168             794,643       11,556,398                 14.3%
2006                       112             691,967       12,198,100                 15.1%
2007                        89             897,929       16,816,478                 20.8%
2008                        36             361,183        6,414,324                  7.9%
2009                        17             199,176        3,686,170                  4.6%
2010                        11             140,777        2,647,838                  3.3%
2011                         8              84,199        1,657,774                  2.1%
2012                         8             254,625        5,164,292                  6.4%
Thereafter                  13              81,121        1,007,974                  1.2%
                 --------------     ---------------    -------------    ------------------
                           717           4,755,267     $ 80,705,664                100.0%
                 ==============     ===============    =============    ==================

(1) Excludes approximately 430,000 square feet of space not leased as of December 31, 2002.
(2) Annualized base rent is calculated using base rents as of December 31, 2002.

         The following sets forth the net rentable area, total percent leased and average base rent per leased square foot for each of the last five years for the office properties:

                                                                                               Average Base
                                      Rentable Area                      Total                Rent Per Leased
       Year-end                     (Square Feet) (2)               Percent Leased            Square Foot (1)
       --------                     -----------------               --------------            ---------------
December 31, 2002                         5,185,000                      91.0%                       $18.24
December 31, 2001                         3,518,000                      92.1%                       $18.02
December 31, 2000                         3,244,000                      94.6%                       $16.43
December 31, 1999                         3,138,000                      93.3%                       $15.29
December 31, 1998                         2,707,000                      92.2%                       $14.58

(1) Average base rent per leased square foot is calculated using base rents as of December 31 for each respective year.
(2) Rentable square feet includes 29,988 square feet that is partially owned by us at December 31, 2002.


Retail Properties

         The 44 retail properties contain a total of approximately 15.5 million square feet (including space owned by anchor tenants). Seventeen of the retail properties are located in Alabama, ten are located in Florida, seven are located in Georgia, six are located in North Carolina, one is located in South Carolina, one is located in Tennessee, one is located in Texas, and one is located in Virginia. The retail properties consist of 17 enclosed regional malls and 27 community shopping centers. All of the retail properties are managed by us.

         The following table sets forth certain information relating to the retail properties as of and for the year ended December 31, 2002.




                                                              Retail Properties
                                                                                              Average
                                                                                                Base
                                                        Gross                                   Rent
                                                        Retail                                   Per     Total Retail   Percent of
                                               Year      Area       Number            Total     Leased     Property    Total 2002
 Retail                                      Completed (Square       Of   Percent   Annualized  Square   Revenue for    Property
 Property (1)                     Location     (2)     Feet) (3)    StoresLeased (3)Base Rent   Foot (4)   2002 (9)     Revenue (5)
--------------------------------------------------------------------------------------------------------------------   ----------

 Alabama:
 Colonial Mall Decatur            Decatur     1979/89      495,092        52    86.9% $ 3,389,640 $ 16.83    5,485,073         1.6%
 Colonial Mall Decatur                                      80,866 (6)
 Colonial Brookwood Village       Birmingham  1973/91      450,769        69    91.6%   6,582,313  20.00     8,289,182         2.5%
 Colonial Brookwood Village                                231,953 (6)
 Colonial Mall Gadsden            Gadsden     1974/91      532,597        68    98.8%   3,713,758  18.42     6,314,992         1.9%
 Colonial Mall Auburn/Opelika     Auburn      1973/84/89   375,227        59    98.8%   2,665,999  20.36     4,787,095         1.4%
 Colonial Promenade Hoover (10)   Birmingham  2002         155,231        35    98.1%   1,995,492  18.19       768,434 (7)     0.2%
 Colonial Promenade Hoover                                 215,766 (6)
 Colonial Promenade Montgomery    Montgomery  1990/97      273,196        38    96.8%   2,968,647  13.47     3,265,054         1.0%
 Colonial Promenade Montgomery                             145,830 (6)
 Colonial Shoppes McGehee         Montgomery  1986          98,354        14    80.1%     672,719  12.46       853,133         0.3%
 Colonial Promenade Madison (10)  Madison     2000         110,712        14   100.0%   1,141,597  13.82       671,180         0.2%
 Colonial Shoppes Bellwood        Montgomery  1988          88,482        19    94.5%     692,651  12.61       880,604         0.3%
 Old Springville                  Birmingham  1982          63,702        10    16.5%     114,220  10.86       218,180         0.1%
 Colonial Shoppes Inverness       Birmingham  1984          28,243         5    49.2%     230,550  14.10       363,388         0.1%
 Olde Town                        Montgomery  1978/90       38,814         8    48.0%     164,718   9.67       329,679         0.1%
 Colonial Promenade Trussvile     Birmingham  2000         388,302        26   100.0%   3,501,539  13.15     4,219,200         1.3%
 Colonial Promenade Tutwiler
     Farm                         Birmingham  2000         514,120        22   100.0%   3,115,223  15.05     3,812,752         1.1%
 Colonial Mall Bel Air            Mobile      1966/90/97 1,062,733       120    92.1%   9,517,818  18.25    14,602,258         4.4%
 Colonial Mall Bel Air                                     357,538 (6)
 Parkway City Mall                Huntsville  1975         393,138        56       (8)  4,248,378     (8)      939,769 (7)     0.3%
 Parkway City Mall                                         236,862 (6)
 Shops at Colonnade               Birmingham 1989          112,186        33    60.5%     852,299  12.80       823,605  (7)    0.2%
                                                         ----------   -------------------------------------------------   ----------
     Subtotal-Alabama                                    6,449,713       648    94.1%  45,567,561  16.70    56,623,578        16.8%
                                                         ----------   -------------------------------------------------   ----------
 Florida:
 Colonial Promenade University
    Park                          Orlando     1986/89      215,590        26    94.1%   1,740,007  13.77     3,113,183         0.9%
 Colonial Promenade Burnt Store   Punta Gorda 1990         198,802        24    45.2%     840,636  11.02     1,296,404         0.4%
 Colonial Promenade Winter Haven  Orlando     1986         197,472        28    93.2%   1,412,659  10.23     1,808,083         0.5%
 Colonial Promenade Northdale     Tampa       1988         175,917        26    98.9%   1,682,298  16.50     2,397,418         0.7%
 Colonial Promenade Northdale                               55,000 (6)
 Colonial Promenade Bear Lake     Orlando     1990         131,552        24    97.7%   1,294,912  11.95     1,356,214         0.4%
 Colonial Promenade Bardmoor      St. Pete.   1981         152,667        33    87.9%   1,397,910  16.19     1,784,476         0.5%
 Colonial Promenade Hunter's
     Creek                        Orlando     1993/95      222,136        29   100.0%   1,967,157  16.48     2,596,312         0.8%
 Colonial Promenade Wekiva        Orlando     1990         208,568        31    97.2%   2,202,003  12.29     2,762,000         0.8%
 Colonial Promenade Lakewood      Jacksonville1995         195,104        52    92.6%   1,888,552  13.72     2,540,632         0.8%
 Orlando Fashion Square           Orlando     1973/89/93   710,971       123    90.2%   9,712,550  26.44     8,798,681         2.6%
 Orlando Fashion Square                                    361,432 (6)
                                                         ----------   -------------------------------------------------   ----------
     Subtotal-Florida                                    2,825,211       396    89.6%  24,138,684  17.60    28,453,403         8.5%
                                                         ----------   -------------------------------------------------   ----------
 Georgia:
 Colonial Mall Macon              Macon       1975/88/97   737,259       153    93.6%  10,429,402  24.70    17,835,015         5.3%
 Colonial Mall Macon                                       682,160 (6)
 Colonial Promenade Beechwood     Athens      1963/92      343,569        41    76.8%   2,321,877  10.90     3,564,130         1.1%
 Britt David                      Columbus    1990         109,630         8    67.6%     552,554  13.75       679,315         0.2%
 Colonial Mall Lakeshore          Gainesville 1984-97      518,290        57    91.1%   3,172,185  19.95     5,189,733         1.5%
 Colonial Mall Valdosta           Valdosta    1982-85      325,076        57    94.6%   3,277,744  17.99     5,939,473         1.8%
 Colonial Mall Valdosta                                     73,723 (6)
 Colonial Mall Glynn Place        Brunswick   1986         281,989        62    63.4%   2,360,622  17.19     4,211,425         1.3%
 Colonial Mall Glynn Place                                 225,558 (6)
 Village at Roswell Summit        Atlanta     1988          25,510         9    95.1%     474,030  15.55       477,285 (11)    0.1%
                                                         ----------   -------------------------------------------------   ----------
     Subtotal-Georgia                                    3,322,764       387    85.9%  22,588,414  19.61    37,896,376        11.3%
                                                         ----------   -------------------------------------------------   ----------
 North Carolina:
 Colonial Mall Burlington         Burlington  1969/86/94   416,117        51    96.9%   3,017,538  23.60     5,199,679         1.6%
 Colonial Mayberry Mall           Mount Airy  1968/86      149,016        21    97.5%     846,578  13.06     1,270,508         0.4%
 Colonial Mayberry Mall                                     57,843 (6)
 Colonial Mall Greenville         Greenville  1965/89/99   403,621        61    95.2%   3,634,397  19.12     5,998,676         1.8%
 Colonial Mall Greenville                                   46,051 (6)
 Colonial Shoppes Quaker          Greensboro  1968/88/97   102,426        29    93.6%   1,072,705  14.94     1,452,131         0.4%
 Colonial Shoppes Yadkinville     Yadkinville 1971/97       90,917        15   100.0%     718,696   7.80       857,757         0.3%
 Colonial Shoppes Stanly          Locust      1987/96       47,070         7    97.3%     265,798  10.03       366,792         0.1%
                                                         ----------   -------------------------------------------------   ----------
     Subtotal-North Carolina                             1,313,061       184    96.4%   9,555,712  18.33    15,145,543         4.5%
                                                         ----------   -------------------------------------------------   ----------
 South Carolina:
 Colonial Mall Myrtle Beach       Myrtle Beach1986         494,128        69    76.9%   4,345,257  20.45     8,397,253         2.5%
                                                         ----------   -------------------------------------------------   ----------
     Subtotal-South Carolina                               494,128        69    76.9%   4,345,257  20.45     8,397,253         2.5%
                                                         ----------   -------------------------------------------------   ----------
 Tennessee:
 Rivermont Shopping Center        Chattanooga 1986/97       73,539         8    81.2%     341,516   8.39       462,833         0.1%
                                                         ----------   -------------------------------------------------   ----------
     Subtotal-Tennessee                                     73,539         8    81.2%     341,516   8.39       462,833         0.1%
                                                         ----------   -------------------------------------------------   ----------
 Texas
 Colonial Mall Temple             Temple      1981/96      464,765        57    82.2%   2,900,844  20.16     5,546,392         1.7%
 Colonial Mall Temple                                      108,977 (6)
                                                         ----------   -------------------------------------------------   ----------
     Subtotal-Texas                                        573,742        57    82.2%   2,900,844  20.16     5,546,392         1.7%
                                                         ----------   -------------------------------------------------   ----------
 Virginia:
 Colonial Mall Staunton           Staunton    1969/86/97   423,038        51    79.1%   1,988,302  11.38     3,319,857         1.0%
                                                         ----------   -------------------------------------------------   ----------
     Subtotal-Virginia                                     423,038        51    79.1%   1,988,302  11.38     3,319,857         1.0%
                                                         ----------   -------------------------------------------------   ----------
     Total                                               15,475,196    1,800    89.2% $ 111,426,29$ 18.36$ 155,845,235        46.4%
                                                         ==========   =================================================   ==========

(1) All retail properties are 100% owned by us, with the exception of Orlando Fashion Square, Parkway City Mall, Colonial Promenade Madison, and Colonial Promenade Hoover, which are owned 50%, 45%, 25%, and 10%, respectively, by us at December 31, 2002.
(2) Year initially completed and, where applicable, year(s) in which the property was substantially renovated or an additional phase of the property was completed.
(3) Total GRA refers to gross retail area, which includes gross leasable area and space owned by anchor tenants, but Percent Leased excludes anchor owned space.
(4)       Includes specialty store space only.
(5) Percent of Total 2002 Property Revenue represents the retail property's proportionate share of all revenue from the 106 properties.
(6)       Represents space owned by anchor tenants.
(7) Represents revenues from the date of our acquisition or completion of development of the property in 2002 through December 31, 2002.
(8) This property is currently under redevelopment or lease-up and is not included in the property total.
(9) Amounts exclude $990,538 of straight-line rents reflected in our consolidated financial statements for the year ended December 31, 2002.
(10)      This property, or an interest in this property was sold during 2002.
(11)      This property is located adjacent to Colonial Center Mansell
          Overlook, an office property, and is managed by our office management division. Therefore, in footnote # 7 of CRLP's Notes to Consolidated Financial Statements, this property's revenue and net operating income is included in the office segment.


         The following table sets out a schedule of the lease expirations for leases in place as of December 31, 2002, for the retail properties:


                                  Net Rentable      Annualized       Percent of Total
  Year of        Number of          Area Of        Base Rent of      Annual Base Rent
   Lease        Tenants with      Expiring Leases    Expiring         Represented by
 Expiration     Expiring Leases   (Square Feet) (1)Leases (1)(2)     Expiring Leases (1)
--------------------------------------------------------------------------------------

2003                    311           942,374        10,229,741                  9.2%
2004                    262         1,571,306        11,588,692                 10.4%
2005                    273           843,470        12,466,442                 11.2%
2006                    193         1,622,781        12,892,039                 11.6%
2007                    227         1,618,919        13,490,797                 12.1%
2008                     82           706,460         5,336,155                  4.8%
2009                     69           571,465         5,215,498                  4.7%
2010                     93           947,301         8,369,126                  7.5%
2011                    104           726,599         9,374,541                  8.4%
2012                     82           893,650         9,697,265                  8.7%
Thereafter              104         3,300,765        12,765,994                 11.5%
               -------------     -------------    --------------    ------------------
                      1,800        13,745,090     $ 111,426,290                100.0%
               =============     =============    ==============    ==================

(1) Excludes 1,730,000 square feet of space not leased as of December 31, 2002.
(2) Annualized base rent is calculated using base rents as of December 31, 2002.


         The following table sets forth the total gross retail area, percent leased and average base rent per leased square foot as of the end of each of the last five years for the retail properties:

                                                  Gross                                  Average
                                               Retail Area          Percent           Base Rent Per
                    Year-End                (Square Feet) (1)        Leased       Leased Square Foot (2)
                    --------                -----------------        ------       ----------------------
               December 31, 2002                15,475,000           89.2%                $18.36
               December 31, 2001                14,951,000           89.6%                $18.03
               December 31, 2000                15,184,000           90.2%                $17.38
               December 31, 1999                13,947,000           89.9%                $16.66
               December 31, 1998                11,105,000           91.9%                $14.48

(1) Includes 2,184,112 square feet partially owned by us at December 31, 2002.
(2) Average base rent per leased square foot is calculated using specialty store year-end base rent figures.


Undeveloped Land

         We own various parcels of land, which are held for future development (collectively, the "land"). Land adjacent to multifamily properties typically will be considered for potential development of another phase of an existing multifamily property if we determine that the particular market can absorb additional apartment units. For expansions at office and retail properties, we own parcels both contiguous to the boundaries of the properties, which would accommodate additional office buildings, expansion of the mall or shopping center, and outparcels which are suitable for restaurants, financial institutions, hotels, or free standing retailers.


Property Markets

         The table below sets forth certain information with respect to the geographic concentration of the properties as of December 31, 2002.


                     Geographic Concentration of Properties

                                                                             Percent
                  Units                                      Total          Of Total
                 (Multifamily)   NRA           GRA        2002 Property   2002 Property
    State          (1)        (Office)(3)   (Retail) (2)    Revenue          Revenue
--------------  ----------   -----------   -----------   --------------  ---------------

 Alabama            6,812     2,561,659     6,449,713    $ 141,311,371            42.2%
 Florida            4,778     1,760,245     2,825,211       85,040,038            25.3%
 Georgia            1,382       863,266     3,322,764       63,100,835            18.8%
 Mississippi          498           -0-           -0-        4,415,654             1.3%
 North Carolina       -0-           -0-     1,313,061       15,145,543             4.5%
 South Carolina       764           -0-       494,128       14,013,802             4.2%
 Tennessee            -0-           -0-        73,539          462,833             0.1%
 Texas                322           -0-       573,742        8,631,546             2.6%
 Virginia             -0-           -0-       423,038        3,319,857             1.0%
                ----------   -----------   -----------   --------------  ---------------
     Total         14,556     5,185,170    15,475,196    $ 335,441,479           100.0%
                ==========   ===========   ===========   ==============  ===============

(1) Units (in this table only) refer to multifamily apartment units.
(2) GRA refers to gross retail area, which includes gross leasable area and space owned by anchor tenants.
(3) NRA refers to net rentable area of office space.

         We believe that the demographic and economic trends and conditions in the markets where the properties are located indicate a potential for continued growth in property net operating income. The properties are located in a variety of distinct submarkets within Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas and Virginia. However, Birmingham and Huntsville, Alabama, Orlando, Tampa and Sarasota/Bradenton, Florida, and Macon and Atlanta, Georgia, are our primary markets. We believe that our markets in these nine states, which are characterized by stable and increasing population and employment growth, should continue to provide a steady demand for multifamily, office, and retail properties.


Mortgage Financing

         As of December 31, 2002, we had approximately $1.26 billion of secured and unsecured indebtedness outstanding with a weighted average interest rate of 5.89% and a weighted average maturity of 5.6 years. Of this amount, approximately $383.2 million was secured mortgage financing and $878.9 was unsecured debt. Our mortgaged indebtedness was secured by 24 of our consolidated properties and carried a weighted average interest rate of 5.7% and a weighted average maturity of 9.6 years. The following table sets forth our secured and unsecured indebtedness in more detail.



                         Mortgage Debt and Notes Payable
                                                                    Anticipated
                                                                    Annual Debt
                                                   Principal          Service                       Estimated
                                    Interest      Balance (as of     (1/1/03-        Maturity      Balance Due
 Property (1)                         Rate         12/31/02)         12/31/03)       Date (2)      on Maturity
---------------------------------   ---------    --------------    -------------    ----------    -------------

 Multifamily Properties:
     CG at Edgewater                  6.810%        21,541,461        1,722,840      01/01/11       18,830,199
     CG at Galleria                   2.560%        22,400,000          447,996      06/15/26  (2)  22,400,000
     CG at Galleria Woods             6.910%         9,375,014          771,344      07/01/09        8,459,760
     CG at Hunters Creek              7.980%        18,999,000        1,516,120      06/30/10       18,999,000
     CG at Hunters Creek              6.590%        11,136,196        1,093,709      06/30/10  (5)   4,373,743
     CG at Madison                    2.191%        17,396,855          980,007      08/01/11  (2)   4,132,410
     CG at Natchez Trace              8.300%         6,692,135          611,403      09/01/35           47,813
     CG at Natchez Trace              8.250%         3,993,930          371,293      02/01/37           29,071
     CG at Promenade                  6.810%        22,471,660        1,797,238      01/01/11       19,643,321
     CG at Research Park              2.160%        12,775,000          255,444      06/15/26  (2)  12,775,000
     CG at Reservoir                  2.474%         8,581,363          470,921      04/01/12        7,192,133
     CG at Riverchase                 2.191%        20,494,557        1,146,373      07/01/11  (2)   6,240,833
     CV at Ashley Plantation          7.980%        15,090,000        1,204,182      06/30/10       15,090,000
     CV at Ashley Plantation          6.590%         9,324,040          915,738      06/30/10  (5)   4,339,741
     CV at Gainesville                2.474%        26,602,227        1,459,847      04/01/12       22,243,422
     CV at Inverness                  2.206%         9,900,000          218,394      06/15/26  (2)   9,900,000
     CV at Lake Mary                  7.980%        14,100,000        1,125,180      06/30/10       14,100,000
     CV at Lake Mary                  6.590%         8,621,386          846,729      06/30/10  (5)   3,620,835
     CV at Timothy Woods              7.490%         9,467,303          840,849      09/01/09        8,466,599
     CV at Trussville                 2.474%        16,847,090          924,517      04/01/12       14,074,930
     CV at Vernon Marsh               2.096%         3,400,000           71,400      07/01/26  (2)   3,400,000

 Office Properties:
     Interstate Park                  8.500%         2,852,228        2,852,228      08/01/03        2,648,144
     Colonial Center at Mansell Overlo8.250%        16,671,336        1,595,699      01/10/08       15,313,506
     Village at Roswell Summit        8.930%         1,510,544          170,220      09/01/05        1,433,201
     Perimeter Corporate Park         8.680%         4,822,798        4,822,798      12/01/03        4,699,141
     Heathrow Internation Business Cen7.390%        32,669,916        3,202,949      12/01/04       31,272,508
     Heathrow Internation Business Cen7.840%        11,000,000          862,400      12/01/04       11,000,000

 Retail Properties:
     Colonial Promenade Montgomery    7.490%        12,193,529        1,085,361      08/27/09       10,876,590
     Colonial Promenade UPP I         7.490%        11,958,595        1,063,210      08/27/09       10,694,650

 Other debt:
     Land Loan                        2.980%           505,064           22,051      09/30/04          493,809
     Line of Credit                   2.430% (3)   208,270,000        6,736,688      11/22/05  (4) 208,270,000
     Unsecured Senior Notes           8.050%        65,000,000        5,202,063      07/15/06       65,000,000
     Unsecured Senior Notes           7.000%       175,000,000       12,138,318      07/15/07      175,000,000
     Unsecured Senior Notes           6.990%       100,000,000        6,844,763      08/15/12      100,000,000
     Medium Term Notes                7.050%        50,000,000        3,525,000      12/15/03       50,000,000
     Medium Term Notes                7.160%        50,000,000        3,580,000      01/17/03       50,000,000
     Medium Term Notes                3.817%        75,000,000        2,862,750      07/26/04  (6)  75,000,000
     Medium Term Notes                6.960%        25,000,000        1,740,000      08/01/05       25,000,000
     Medium Term Notes                6.980%        25,000,000        1,745,000      09/26/05       25,000,000
     Medium Term Notes                8.190%        25,000,000        2,047,500      08/01/04       25,000,000
     Medium Term Notes                8.820%        25,000,000        2,205,000      02/01/05       25,000,000
     Medium Term Notes                8.800%        20,000,000        1,760,000      02/01/10       20,000,000
     Medium Term Notes                8.800%         5,000,000          440,000      03/01/10        5,000,000
     Medium Term Notes                8.050%        10,000,000          805,000      12/01/10       10,000,000
     Medium Term Notes                8.080%        10,000,000          808,000      12/01/10       10,000,000
     Medium Term Notes                7.460%        10,000,000          746,000      12/01/06       10,000,000
     Unamortized Discount on Senior Notes           (2,024,896)                                                   (2,024,896)
     Fasb 133 FV of Hedging Investments              2,554,495                                                      2,554,495
                                                 --------------    -------------                  -------------
 TOTAL CONSOLIDATED DEBT                         $ 1,262,192,823   $ 87,654,522                   $ 1,185,589,958
                                                 ==============    =============                  =============

 (footnotes on next page)
----------------






(1) As noted in the table, certain Properties were developed in phases and separate mortgage indebtedness may encumber each of the various phases. In the listing of property names, CG has been used as an abbreviation for Colonial Grand and CV as an abbreviation for Colonial Village.
(2) The maturity date noted represents the date on which credit enhancement expires for the tax-exempt municipal bonds put in place as part of the original financing for the Property. The stated maturity date for the loans is August 1, 2022.
(3) This line of credit facility bears interest at a variable rate, based on LIBOR plus a spread of 105 basis points. The facility also includes a competitive bid feature that allows us to convert up to $160 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. At December 31, 2002, we had $130.0 million outstanding under the competitive bid feature.
(4) This credit facility is renewable in November 2005 and provides for a one-year extension. Effective January 2003, we entered into interest rate swap agreements of $150.0 million on our line of credit, which fixes the rate on the floating line for one year at a blended rate of 1.79% plus a spread of 105 basis points.
(5) Represents floating rate debt that has been swapped to a fixed rate of 6.59%.
(6) $50.0 million of this medium term fixed rate debt has been swapped to a floating index rate of 3-mo LIBOR.

          In addition, the properties in which we own partial interests (and which therefore are not consolidated in our financial statements) also are subject to existing mortgage indebtedness. Our pro-rata share of such indebtedness as of December 31, 2002 were as follows:

                                                Company's Share
                                   Company's      of Principal
                                   Percentage   Balance (as of      Interest     Maturity
            Subsidiary             Ownership      12/31/02)           Rate        Date
-----------------------------------------------------------------------------------------

 Barrington, LLC                       15.0%           $ 974,419          7.60% 10/01/09
 Cahaba Heights, LLC                   15.0%             812,590          7.60% 10/01/09
 Mountain Brook, LLC                   15.0%           2,432,184          7.60% 10/01/09
 Ponte Vedra, LLC                      15.0%           1,355,650          7.60% 10/01/09
 River Hills, LLC                      15.0%           3,860,074          7.60% 10/01/09
 Stockbridge, LLC                      15.0%           1,531,596          7.60% 10/01/09
 Hillwood, LLC                         15.0%             499,500          2.44% 12/01/30
 Hillwood, LLC                         15.0%             309,746          7.80% 10/01/20
 Inverness Lakes I, LLC                15.0%             600,000          2.47% 08/01/22
 Inverness Lakes I, LLC                15.0%             344,953          7.80% 07/01/20
 Inverness Lakes II, LLC               15.0%           2,006,504          8.11% 05/01/10
 Rocky Ridge, LLC                      15.0%             900,000          2.69% 08/01/07
 Rocky Ridge, LLC                      15.0%             306,116          7.74% 10/01/16
 Highway 150, LLC                      10.0%           1,777,500          5.94% 01/11/13
 Land Title Building                   33.3%             534,512          8.10% 02/01/15
 Orlando Fashion Square                50.0%          32,174,740          7.00% 12/28/05
 Parkway Place                         45.0%          27,880,953          3.07% 12/20/03
                                             -----------------------------------
      TOTAL SUBSIDIARY DEBT                         $ 78,301,037          5.59%
                                             ===================================

Item 3.           Legal Proceedings.

         Neither we nor the properties are presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us or the properties, other than routine litigation arising in the ordinary course of business which is expected to be covered by liability insurance.


Item 4.           Submission of Matters to a Vote of Security Holders.

         No matters were submitted to CRLP's unitholders during the fourth quarter of 2002.

                                                             PART II

Item 5.           Market for Registrant's Common Equity and Related
                  Shareholder Matters.

         There is no established public trading market for the units. As of February 28, 2003, there were 116 holders of record of units.

         We have made consecutive quarterly distributions since its formation in the third quarter of 1993. Our ability to make distributions depends on a number of factors, including its net cash provided by operating activities, capital commitments and debt repayment schedules. Holders of units are entitled to receive distributions when, as and if declared by the Board of Trustees of the Company, its general partner, out of any funds legally available for that purpose.

         The following table sets forth the distributions per unit paid by us during the periods noted:



                  Calendar Period                       Distribution

         2002:
            First Quarter............................   $     .66
            Second Quarter...........................   $     .66
            Third Quarter............................   $     .66
            Fourth Quarter...........................   $     .66

         2001:
            First Quarter............................   $     .63
            Second Quarter...........................   $     .63
            Third Quarter............................   $     .63
            Fourth Quarter...........................   $     .63


Item 6.           Selected Financial Data.

         The following table sets forth selected financial and operating information on a historical basis for CRLP for each of the five years ended December 31, 2002.

Dollar amounts in thousands, except unit data                 2002          2001          2000          1999           1998
----------------------------------------------------------------------------------------------------------------------------
OPERATING DATA
Total revenue                                             $329,866    $  314,418      $300,073      $280,066      $ 254,761
Expenses:
    Depreciation and amortization                           82,503        71,826        63,356        54,659         48,127
    Other operating expenses                               114,522       102,567        96,071        93,501         87,040
Income from operations                                     132,841       140,025       140,646       131,906        119,594
Interest expense                                            65,265        71,397        71,855        57,211         52,063
Other income (expense), net                                 36,810        17,154         9,865         9,489           (62)
Extraordinary loss from early
      extinguishment of debt                                     -             -         (418)         (628)          (401)
Income from continuing operations                          104,386        85,782        78,238        83,556         67,068
Income from discontinued operations                          6,520           617           887         1,119          1,154
Distibutions to preferred unitholders                       24,438        22,280        19,813        18,531         10,938
Net income available to common unitholders                  86,468        64,119        59,312        66,144         57,284
Per unit - basic and diluted:
    Net income - basic                                        2.61          2.00          1.82          1.88           1.64
    Net income - diluted                                      2.59          2.00          1.82          1.88           1.64
    Distributions                                             2.64          2.52          2.40          2.32           2.20
----------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Land, buildings, and equipment, net                     $1,947,072   $ 1,756,255   $ 1,769,500   $ 1,586,332  $   1,566,840
Total assets                                             2,129,773     2,014,383     1,943,547     1,864,146      1,756,548
Total debt                                               1,262,193     1,191,791     1,179,095     1,039,863        909,322
----------------------------------------------------------------------------------------------------------------------------
OTHER DATA
Total properties (at end of period)                            106           108           115           111            106

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

         CRLP is the operating partnership the Company, whose units are listed on the New York Stock Exchange. CRLP is engaged in the ownership, development, management, and leasing of multifamily communities, office buildings, retail malls and shopping centers. CRLP owns and operates properties in nine states in the Sunbelt region of the United States. As of December 31, 2002, CRLP's real estate portfolio consisted of 41 multifamily communities, 21 office properties, and 44 retail properties.

         The following table sets forth information regarding CRLP's real estate portfolio at December 31, 2002 and 2001:

                                      Number of                   Units/Total                   Occupancy
                                     Properties               Square Feet (1) (2)              Percentage
                               ------------------------  ------------------------------  ------------------------
Type of Property                  2002        2001            2002           2001           2002        2001
                               ------------------------  ------------------------------  ------------------------

Multifamily                             41          49           14,566         16,256         88.1%       92.8%
Office                                  21          17        5,185,170      3,518,276         91.0%       92.1%
Retail                                  44          42       15,475,196     14,950,517         89.2%       89.6%

(1) Units (in this table only) refers to multifamily units.
(2) Units and square footage in this table include all of the units and square footage contained in the properties that CRLP maintains a partially-owned investment.

         Consistent with its diversified strategy, CRLP manages its business with three separate and distinct operating divisions: Multifamily, Office, and Retail. Each division has an Executive Vice President that oversees growth and operations and has a separate management team that is responsible for acquiring, developing, and leasing properties within each division. This structure allows CRLP to utilize specialized management personnel for each operating division. Although these divisions operate independently from one another, constant communication among the Executive Vice Presidents provides CRLP with unique synergy allowing CRLP to take advantage of a variety of investment opportunities.

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing elsewhere in this report. As used herein, the terms "Colonial" or "the Company" includes Colonial Properties Trust, and one or more of its subsidiaries.

         Any statement contained in this report which is not a historical fact, or which might be otherwise considered an opinion or projection concerning CRLP or its business, whether express or implied, is meant as, and should be considered, a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1996. Forward-looking statements are based upon assumptions and opinions concerning a variety of known and unknown risks, including but not limited to changes in market conditions, the supply and demand for leasable real estate, interest rates, increased competition, changes in governmental regulations, and national and local economic conditions generally, as well as other factors and risks more completely described in CRLP's filings with the Securities and Exchange Commission. If any of these assumptions or opinions prove incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.


RESULTS OF OPERATIONS--2002 vs. 2001

         In 2002, CRLP experienced growth in revenues and operating expenses, which is primarily the result of the acquisition and development of nine properties and the re-development of three properties during 2002 and 2001, net of the disposition of 22 properties during 2002 and 2001. As a result of the acquisitions, developments, and re-developments, net of dispositions, CRLP's income from operations decreased by $7.2 million, or 5.1%, for 2002 when compared to 2001. On a per unite basis, diluted net income is $2.59 for 2002, a 29.5% increase, compared to $2.00 for 2001. The increase in net income available to common unitholders, on a per unit basis, is primarily the result of the gain recognized on the sales of thirteen properties and various parcels of land in 2002 of $41.6 million, compared to the gain of $15.7 million recognized in 2001 on the sale of nine properties.

Revenues--Total revenues from continuing operations increased by $15.4 million, or 4.9%, during 2002 when compared to 2001. Revenues generated by properties that were acquired, developed, or re-developed during 2002 and 2001 increased $31.4 million during 2002 when compared to 2001. However, the increase in revenues generated by properties that were acquired, developed, or re-developed was offset by a decrease in revenues from properties disposed in which CRLP maintains a continuing interest, of $19.5 million during 2002 compared to 2001. Further, CRLP experienced a revenue increase of $2.8 million related to the September 1, 2001 consolidation of Colonial Properties Services, Inc. (CPSI) a wholly-owned entity that provides property management services for third-party owned properties and administrative services to CRLP, that was previously accounted for under the equity method of accounting. The remaining increase primarily relates to increases in rental rates at existing properties, and lease buyouts during 2002, net of a decrease in occupancy percentages. The office and retail divisions account for the majority of the overall revenue increase of $19.3 million and $7.1 million, respectively, net of a decrease in the multifamily division of $15.2 million. The remaining increase of $4.2 million is attributable to an increase in non-property related revenues. The divisional revenue growth is primarily attributable to the acquisition, development, and re-development of two multifamily properties, six office properties, and four retail properties, net of the disposition of 14 multifamily properties, three office properties, and five retail properties during 2002 and 2001.

         Same-property revenue increased by $0.1 million during 2002 when compared to 2001. Of this increase, $2.8 million is attributable to the retail division, which is primarily a result of an increase in base rents, specialty leasing income and lease buyouts. The increase in revenues from the retail division was offset by a decrease of $2.3 million from the multifamily division, which is a function of the continued decline in apartment fundamentals over the past year as a result of a declining employment growth and a robust single family housing market driven by lower interest rates. The remaining decrease of $0.4 million is attributable to the office division and the result of an overall slowdown in the U.S. economy and a decrease in occupancy percentages, offset by lease buyouts that occurred in 2002.

Operating Expenses--Total operating expenses from continuing operations increased by $22.6 million, or 13.0%, during 2002 when compared to 2001. Operating expenses related to properties that were acquired, developed, or re-developed during 2002 and 2001 increased $19.0 million during 2002 when compared to 2001. However, the increase in operating expenses related to properties that were acquired, developed, or re-developed was offset by a decrease in operating expenses from properties disposed in which CRLP maintains a continuing interest of $10.3 million during 2002 compared to 2001. Further, an increase of $3.9 million relates to the consolidation of CPSI, which was effective September 1, 2002. The remaining increase is primarily attributable to an increase in real estate taxes and insurance rates at our existing properties and general corporate overhead expenses. Divisional property operating expenses increased by $11.4 million and $9.1 million for the office and retail divisions, respectively, net of a decrease of $4.9 million for the multifamily division during 2002 when compared to 2001. The increase in divisional property operating expenses is primarily attributable to the acquisition, development, and re-development of two multifamily properties, six office properties, and four retail properties, net of the disposition of 14 multifamily properties, three office properties, and five retail properties during 2002 and 2001. The remaining change primarily relates to increases in operating expenses at existing properties.

         Same-property operating expenses increased by $4.9 million or 6.2%, during 2002 when compared to 2001. Of this increase, $1.6 million is related to the multifamily division and $3.3 million is related to the retail division, which is primarily the result of an increase in real estate taxes and insurance rates in our current markets during 2002 when compared to 2001. The remaining increase is associated with the increases in general operating expenses, utilities, and repairs and maintenance expenses.

Other Income and Expenses--Interest expense decreased by $6.1 million, or 8.6%, during 2002 when compared to 2001. The decrease in interest expense was primarily attributable to the decrease in the variable interest rate environment in 2002 as compared to 2001; CRLP has $267.2 million of floating rate debt outstanding as of December 31, 2002. Gains from sales of property in which CRLP maintains a continuing interest increased $19.8 million during 2002 when compared to 2001, as a result of the sale of ten properties and various parcels of land in 2002 as compared to nine properties in 2001. The increase in gains from sales of property is primarily the result of CRLP selling more assets in 2002 than in 2001 and selling older assets with lower recorded book values in 2002 versus the sales in 2001.


RESULTS OF OPERATIONS--2001 vs. 2000

         In 2001, CRLP experienced growth in revenues and operating expenses, which is primarily the result of the acquisition and development of 14 properties and the expansion of one property during 2001 and 2000, net of the disposition of 15 properties during 2001 and 2000. As a result of the acquisitions, developments, expansions, and dispositions, CRLP's income from continuing operations decreased by $0.6 million, or 0.4%, for 2001 when compared to 2000. On a per unit basis, diluted net income is $2.00 for 2001, an 9.9% increase, compared to $1.82 for 2000. The increase in net income available to common unitholders, on a per unit basis, is primarily the result of the gain recognized on the sales of nine properties in 2001 of $15.7 million, compared to the gain of $8.2 million recognized in 2000 on the sale of six properties.

Revenues--Total revenues increased by $14.3 million, or 4.8%, during 2001 when compared to 2000. Of this increase, $8.1 million relates to revenues generated by properties that were acquired, developed, or expanded during 2001 and 2000, net of properties disposed. The remaining increase primarily relates to increases in rental rates at existing properties, lease buyouts, and ancillary income during 2001. The office division accounts for the majority of the overall revenue increase, approximately $6.8 million, while the retail and multifamily divisions account for $5.7 million and $1.5 million, respectively. The divisional revenue growth is primarily attributable to the acquisition, development, and expansion of eight multifamily properties, three office properties, and four retail properties, net of the disposition of 11 multifamily properties, one office property, and three retail properties during 2001 and 2000. The remaining increase is attributable to an increase in unallocated corporate revenues.

         Same-property revenue increased by $5.1 million or 2.1%, during 2001 when compared to 2000. Of this increase, $1.2 million, $2.6 million and $1.3 million is attributable to the multifamily, office, and retail divisions, respectively. The increase is primarily the result of increases in rental rates and lease buyouts, offset by a reduction in percentage rents at our retail properties.

Operating Expenses--Total operating expenses increased by $15.0 million, or 9.4%, during 2001 when compared to 2000. Of this increase, $3.5 million relates to additional property operating expenses and additional depreciation and amortization of $3.6 million associated with properties that were acquired, developed, or expanded during 2001 and 2000, net of operating expenses of properties disposed of during 2001 and 2000. Divisional property operating expenses increased by $1.9 million, $3.9 million, and $5.8 million for the multifamily, office, and retail divisions, respectively, during 2001 when compared to 2000. The increase in divisional property operating expenses is primarily attributable to the acquisition, development, and expansion of eight multifamily properties, three office properties, and four retail properties, net of the disposition of 11 multifamily properties, one office property, and three retail properties during 2001 and 2000. The remaining change primarily relates to increases in operating expenses at existing properties.

         Same-property operating expenses increased by $0.7 million or 1.0%, during 2001 when compared to 2000. Of this increase, $0.4 million is related to the office division and $0.8 million is related to the retail division, which is primarily the result of an increase in real estate taxes and insurance rates in our current markets during 2001 compared to 2000. The increases within the office and retail divisions were offset by a decrease in the multifamily division of $0.5 million, which was primarily the result of a decrease in repairs and maintenance expenses.

Other Income and Expenses--Interest expense decreased by $0.5 million, or 0.6%, during 2001 when compared to 2000. The decrease in interest expense is primarily attributable to the decrease in the variable interest rate environment in 2001 as compared to 2000, of which CRLP has $264.1 million of floating rate debt outstanding as of December 31, 2001. Gains from sales of property increased $7.5 million during 2001 when compared to 2000, as a result of the sale of 9 properties in 2001 as compared to 5 properties in 2000.



SUMMARY OF CRITICAL ACCOUNTING POLICIES

         Management of CRLP considers the following accounting policies to be critical to the reported operating results of CRLP:

Real Estate Development

         CRLP capitalizes all costs, including interest and real estate taxes that are associated with a development, construction, expansion, or leasing of real estate investments as a cost of the property. All other expenditures necessary to maintain a property in ordinary operating condition are expensed as incurred.

         CRLP evaluates its properties, at least annually or upon the occurrence of significant changes in the operations, to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business environment that affect the recovery of the recorded value. If any property is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. The valuation of real estate investments involves many subjective assumptions dependent upon future economic events that affect the ultimate value of the property.

Principles of Consolidation

         The consolidated financial statements include the accounts of CRLP, Colonial Properties Services, Inc. (CPSI) and Colonial Properties Services Limited Partnership (CPSLP). All significant inter-company balances and transactions have been eliminated in the consolidated financial statements. Investments in entities that CRLP does not control through majority voting interest or where the other owner has substantial participating rights are not consolidated and are reflected as investments in partially owned entities.

Revenue Recognition

         CRLP, as a lessor, has retained substantially all of the risks and benefits of ownership of its properties and accounts for its leases as operating leases. Rental income attributable to leases is recognized on a straight-line basis over the terms of the related lease. Certain leases contain provisions for additional rent based on a percentage of tenant sales. Percentage rents are recognized in the period in which sales thresholds are met. Recoveries from tenants for taxes, insurance, and other property operating expenses are recognized in the period the applicable costs are incurred in accordance with the terms of the respective leases.

         Other income received from long-term contracts signed in the normal course of business are recognized in accordance with the terms of the specific contract. Property management and development fee income is recognized when earned for services provided to third parties.

Valuation of Receivables

         CRLP is subject to tenant defaults and bankruptcies at its Office and Retail properties that could affect the collection of outstanding receivables. In order to mitigate these risks, CRLP performs credit review and analysis on all commercial tenants and significant leases before they are executed. CRLP evaluates the collectibility of outstanding receivables and records allowances as appropriate. CRLP's policy is to record allowances for all outstanding receivables greater than 60 days past due at its Office and Retail properties.

         Due to the short-term nature of the leases at its Multifamily properties, generally six months to one year, CRLP's exposure to tenant defaults and bankruptcies is minimized. CRLP's policy is to record allowances for all outstanding receivables greater than 30 days past due at its Multifamily properties.

Accounting Policies for Derivatives

         CRLP has certain involvement with derivative financial instruments but does not use them for trading or speculative purposes. Interest rate cap agreements and interest rate swaps are used to reduce the potential impact of increases in interest rates on variable-rate debt. CRLP adjusts its balance sheets on an ongoing quarterly basis to reflect current fair market value of its derivatives. Changes in the fair value of derivatives are recorded each period in earnings or comprehensive income, as appropriate. The ineffective portion of the hedge is immediately recognized into earnings to the extent that the change in value of a derivative does not perfectly offset the change in value of the instrument being hedged. The unrealized gains and losses held in accumulated other comprehensive income (loss) will be reclassified to earnings over time and occurs when the hedged items are also recognized in earnings.

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


ACQUISITION AND DEVELOPMENT ACTIVITY

         Multifamily Properties--During 2002, CRLP completed development of 288 apartment units in two multifamily communities and acquired land on which it intends to develop additional multifamily communities. The aggregate investment in the multifamily developments during 2002 was $9.0 million.

         Office Properties--During 2002, CRLP added approximately 1,379,000 square feet of office space and certain parcels of land to be used for future development with the acquisition of three office properties at a total cost of $187.6 million. Additionally, CRLP increased its office portfolio by 199,585 square feet with the development of an office building. CRLP also continued development on one office property in Orlando, Florida. The aggregate investment in the office developments during 2002 was $32.5 million. Management estimates that it will invest an additional $6.1 million to complete this property.

         Retail Properties--During 2002, CRLP increased its retail portfolio by approximately 112,186 square feet with the acquisition of one retail property at a cost of $6.6 million. Additionally, CRLP completed the development of one retail property in Birmingham, Alabama and the re-development of one retail property in Huntsville, Alabama with a joint venture partner, which added approximately 796,000 square feet to the retail portfolio. The aggregate investment in the development and re-development during 2002 was $42.5 million. CRLP also began the development of one community shopping center in Birmingham, Alabama. Management anticipates that it will invest an additional $6.3 million to complete the retail development.


LIQUIDITY AND CAPITAL RESOURCES

         During 2002, CRLP invested $281.5 million in the acquisition, development, and re-development of properties. This acquisition and development activity increased CRLP's office and retail property holdings. CRLP financed the growth through proceeds from the issuance of $100.0 million of senior notes, public offerings of equity through the Company totaling $17.6 million during 2002, advances on its bank line of credit, proceeds received from the disposition of assets totaling $138.6 million, proceeds from CRLP's dividend reinvestment plan, proceeds of $52.8 million related to the secured financing of three properties, and cash from operations.



FINANCING ACTIVITIES

         On February 25, 2002, CRLP entered into a transaction in which 560,380 common units of beneficial interest were issued at $33.37 per unit, resulting in net proceeds of $17.6 million to CRLP, which were used to repay outstanding balances under CRLP's unsecured line of credit. Salomon Smith Barney deposited 260,710 units into The Equity Focus Trust REIT Portfolio Series, 2002-A, a newly formed unit investment trust, and 299,670 units were deposited into Cohen & Steers Quality Income Realty Fund, Inc. During August 2002, CRLP completed a senior notes debt offering of $100.0 million at 6.88% with a maturity of August 2012. Additionally during 2002, CRLP received proceeds of $52.8 million related to the financing of three properties, which is collateralized by the related properties.

         CRLP continued its asset recycling program, which allows CRLP to maximize its investment returns through the sale of assets that have reached their maximum investment potential and reinvest the proceeds into opportunities with more growth potential. Following are the dispositions that occurred during 2002:


                                                                         Total          Sales Price
                  Property                          Location         Units/Sq. Feet   (in thousands)
-------------------------------------------------------------------------------------------------------

Multifamily Properties

Colonial Grand at Carrollwood                 Tampa, FL                          244          $ 15,244
Colonial Grand at Palma Sola                  Bradenton, FL                      340            19,036
Colonial Village at Cordova                   Pensacola, FL                      152             5,360
Colonial Village at Hillcrest                 Mobile, AL                         104             5,178
Colonial Village at McGehee                   Montgomery, AL                     468            18,390
Colonial Village at Monte D'Oro               Birmingham, AL                     200            11,166
Colonial Village at Oakleigh                  Pensacola, FL                      176            10,955
Ski Lodge - Tuscaloosa                        Tuscaloosa, AL                     304             9,180
                                                                    -----------------------------------
                                                                               1,988            94,509
Office Properties

University Park                               Orlando, FL                     72,496             5,012
Colonnade 4100 & 4200                         Birmingham, AL                  32,000             3,680
                                                                    -----------------------------------
                                                                             104,496             8,692
Retail Properties

Colonial Promenade University Park II         Orlando, FL                    183,500            11,694
Colonial Promenade Madison (1)                Huntsville, AL                 110,712             3,163
Colonial Promenade Hoover (2)                 Birmingham, AL                 155,231            20,530
                                                                    -----------------------------------
                                                                             449,443            35,387
                                                                                    -------------------
     Total                                                                                   $ 138,588
                                                                                     ==================

(1) CRLP sold one-half of its 50% interest in the property.
(2) CRLP sold 90% of its interest in the property.

         CRLP used the proceeds to repay a portion of the borrowings under CRLP's unsecured line of credit and to support CRLP's future investment activities. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, CRLP records individual property sales as discontinued operations, unless CRLP maintains a significant continuing involvement with the properties that have been sold. During 2002, the above properties that were sold and classified as discontinued operations were University Park, Colonial Promenade University Park II, and Colonnade 4100 & 4200. CRLP maintains a significant continuing involvement through a management contract or an ownership percentage in the remaining properties.

         At December 31, 2002, CRLP had an unsecured bank line of credit providing for total borrowings of up to $320 million. This line of credit agreement bears interest at LIBOR plus a spread calculated from a pricing grid based on CRLP's unsecured debt ratings. Based on CRLP's debt ratings at December 31, 2002, the spread was 105 basis points. The line of credit is renewable in November 2005, and provides for a one-year extension. The line of credit agreement includes a competitive bid feature that will allow CRLP to convert up to $160 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The credit facility is primarily used by CRLP to finance property acquisitions and developments and had an outstanding balance at December 31, 2002, of $208.3 million. The interest rate of this short-term borrowing facility, including the competitive bid balance, was 2.38% and 3.08% at December 31, 2002 and 2001, respectively.

         At December 31, 2002, CRLP's total outstanding debt balance was $1.26 billion. The outstanding balance includes fixed rate debt of $995.0 million, or 78.8%, and floating-rate debt of $267.2 million, or 21.2%. CRLP's total market capitalization as of December 31, 2002 was $2.7 billion and its ratio of debt to total market capitalization was 47.1%. Certain loan agreements of CRLP contain restrictive covenants, which among other things require maintenance of various financial ratios. At December 31, 2002, CRLP was in compliance with these covenants.



CREDIT RATINGS

         CRLP's credit ratings as of December 31, 2002 are as follows:



-------------------------------------------------------------------
       Rating Agency         Rating (1)       Last update
-------------------------------------------------------------------
Standard & Poor's            BBB-          September 16, 2002
Moody's                      Baa3            July 18, 2002
Fitch                        BBB-            July 18, 2002

(1) Ratings outlook is "stable".

CRLP's credit ratings are investment grade. If CRLP experienced a credit downgrade, it may be limited in its access to capital in the unsecured debt market, which CRLP has historically utilized to fund its investment activities. In addition, CRLP's spread on its $320 million unsecured line of credit would increase as previously discussed.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

         The following tables summarize the material aspects of our future contractual obligations and commercial commitments as of December 31, 2002:


                                                                     Payments Due in Fiscal
                                    ----------------------------------------------------------------------------------------
(in thousands)                           Total         2003         2004         2005         2006         2007   Thereafter
                                    ----------------------------------------------------------------------------------------

Long-Term Debt:
     Consolidated (1)               $1,262,193   $  107,675   $  129,040   $  299,916   $   74,891   $  174,488   $  476,183
     Partially Owned Entities (1)       78,335       28,402          490       31,719          208          225       17,291
                                    ----------------------------------------------------------------------------------------
Total Long-Term Debt                 1,340,528      136,077      129,530      331,635       75,099      174,713      493,474

Ground lease commitments                 7,781          113          113          113          113          113        7,216
                                    ----------------------------------------------------------------------------------------
Total                               $1,348,309   $  136,190   $  129,643   $  331,748   $   75,212   $  174,826   $  500,690
                                    ----------------------------------------------------------------------------------------


(1) Represents CRLP's pro rata share of principal maturities and excludes net premiums and discounts.


                                                                                  Amounts expiring in fiscal
                                                           ------------------------------------------------------------------------
                                           Total Amounts
(in thousands)                               Committed            2003        2004        2005        2006       2007    Thereafter
                                         ------------------------------------------------------------------------------------------
Standby Letters of Credit                            $ 550        $ 550         $ -         $ -        $ -         $ -         $ -
Guarantees                                          13,743        3,300           -       9,443          -           -       1,000
Other Commercial Commitments                         4,000            -           -           -          -       4,000           -
                                         ------------------------------------------------------------------------------------------
Total Commercial Commitments                      $ 18,293       $3,850         $ -      $9,443        $ -      $4,000     $ 1,000
                                         ==========================================================================================


GUARANTEES AND OTHER ARRANGEMENTS

         During January 2000, CRLP initiated and completed an Executive Unit Purchase Program (Unit Purchase Program), in which the Board of Trustees and certain members of CRLP's management were able to purchase 425,925 Units of CRLP. Under the Unit Purchase Program, the Board of Trustees and the members of management obtained full-recourse personal loans from an unrelated financial institution, in order to purchase the Units. The Units, which have a market value of approximately $13.8 million at December 31, 2002, are pledged as collateral against the loans. CRLP has provided a guarantee to the unrelated financial institution for the personal loans, which mature in January 2005. The value of the Units purchased under the Unit Purchase Program was approximately $10.0 million. At December 31, 2002, no liability was recorded on CRLP's books for the guarantee.

         In August 2001, CRLP entered into an agreement to provide services to an unrelated third party in connection with the third party's development of a $30.0 million multifamily property in North Carolina. CRLP was engaged to serve as development consultant and leasing and management agent for this property. In addition, for a fee, CRLP is serving as a guarantor for a $3.3 million working capital loan obtained by the three principals of the third party entity, which loan is primarily collateralized jointly and severally by the personal assets of the borrowers, and matures in August 2003. At December 31, 2002, no liability was recorded on CRLP's books for the guarantee. CRLP has a right of first refusal to purchase the property should the third party elect to sell. Over the term of the agreement, CRLP expects to earn market fees for its services.

         During August 2002, in connection with the purchase of Heathrow International Business Center, CRLP entered into an agreement to acquire one new office building that contains 192,000 square feet. The closing for this acquisition is anticipated to occur upon the earlier of August 2005 or at such time that the seller achieves certain leasing targets for the property. The purchase price will be determined based upon the percentage of gross leasable area actually leased and the net operating income generated by the leases at the time of acquisition.

         During December 2002, CRLP entered into an agreement with an unrelated third party in connection with the third party's development of a $23.5 million multi-family property in Tampa, Florida. CRLP has agreed to loan approximately $4.0 million, which represents 17.0% of the development costs to the third party during the development of the property. Under the agreement, the balance of the loan matures in December 2007. At December 31, 2002, no amount had been funded to the unrelated third party and CRLP has no liability recorded on its books for the potential loan amount. CRLP has a right of first refusal to purchase the property should the third party elect to sell.

         During December 2002, CRLP sold 90% of its interest in Colonial Promenade Hoover for a total sales price of $20.5 million, and formed the Highway 150 LLC, in which CRLP maintains 10% ownership and manages the property. In connection with the formation of the Highway 150 LLC, CRLP executed a guaranty, pursuant to which CRLP would serve as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. CRLP's maximum guarantee of $1.0 million may be requested by the lender, only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At December 31, 2002, the total amount of debt of the joint venture was approximately $17.8 million and matures in December 2012. At December 31, 2002, no liability was recorded on CRLP's books for the guarantee.

         In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness of CRLP totaling $27.3 million at December 31, 2002. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by CRLP. Additionally, certain unitholders of CRLP and trustees of the Company have guaranteed indebtedness of CRLP totaling $0.5 million at December 31, 2002. CRLP has indemnified these individuals from their guarantees of this indebtedness.

DERIVATIVE INSTRUMENTS

         In the normal course of business, CRLP is exposed to the effect of interest rate changes. CRLP limits these risks by following established risk management policies and procedures including the use of derivatives. CRLP's objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, CRLP primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2002, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and existing lines of credit. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate payments for variable-rate payments over the life of the agreements without exchange of the underlying principal amount.

         CRLP has entered into several different hedging transactions in an effort to manage exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of CRLP's derivative financial instruments at December 31, 2002. The notional value at December 31, 2002 provides an indication of the extent of CRLP's involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.


                                                                  Interest                          Fair Value
            Product Type                   Notional Value           Rate        Maturity       At December 31, 2002
                                                                                                  (in thousands)
------------------------------------- ------------------------- ------------- -------------- -------------------------
Interest Rate SWAP, Cash Flow            $30.2 - $27.7 million        5.932%        1/01/06                $  (3,117)
Interest Rate SWAP, Cash Flow                    $50.0 million        2.319%        1/02/03                      (38)
Interest Rate SWAP, Cash Flow                    $25.0 million        2.430%        1/01/03                      (21)
Interest Rate SWAP, Cash Flow                    $50.0 million        2.113%        1/02/04                     (370)
Interest Rate SWAP, Cash Flow                    $50.0 million        1.637%        1/02/04                     (131)
Interest Rate SWAP, Cash Flow                    $50.0 million        1.615%        1/02/04                     (119)
Interest Rate SWAP, Fair Value                   $50.0 million        5.015%        7/26/04                     2,633
Interest Rate CAP, Cash Flow                     $21.1 million        6.850%        6/29/04                         1
Interest Rate CAP, Cash Flow                     $17.9 million        6.850%        7/06/04                         1
Interest Rate CAP, Cash Flow                     $30.4 million       11.200%        6/30/03                         -
Interest Rate CAP, Cash Flow                     $17.1 million        4.840%         4/1/04                         1
Interest Rate CAP, Cash Flow                     $27.0 million        4.840%         4/1/04                         1
Interest Rate CAP, Cash Flow                      $8.7 million        4.840%         4/1/04                         -

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

         At December 31, 2002, derivatives with a fair value of $2.6 million were included in other assets and derivatives with a fair value of $3.8 million were included in other liabilities. The change in net unrealized gains/losses of $3.6 million in 2002 for derivatives designated as cash flow hedges is separately disclosed in the statement of partners' capital. Hedge ineffectiveness of $23,000 on cash flow hedges was recognized in other income (expense) during 2002.

         Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on CRLP's variable-rate debt. The change in net unrealized losses on cash flow hedges reflects a reclassification of $2.2 million of net unrealized losses from accumulated other comprehensive income (loss) to interest expense during 2002. During 2003, CRLP estimates that an additional $2.3 million will be reclassified to earnings of the current balance held in accumulated other comprehensive income (loss).

RELATED PARTY TRANSACTIONS

         CRLP has used affiliated construction companies to manage and oversee certain of its development, re-development and expansion projects. The affiliated construction companies utilized by CRLP are headquartered in Alabama and have completed numerous projects within the Sunbelt region of the United States. Through the use of market survey data, CRLP negotiates the contract price of each development, re-development or expansion project with the affiliated construction companies and presents each project to the Company's Management Committee for review and approval. Upon approval by the Management Committee, the Management Committee presents each project to the independent members of the Executive Committee of the Board of Trustees for final approval.

         CRLP paid $1.6 million, $33.6 million, and $46.7 million for property development costs to Lowder Construction Company, Inc., a construction company owned by The Colonial Company (TCC) in which Mr. Thomas H. Lowder (Chairman of the Board and Chief Executive Officer) and Mr. James K. Lowder (trustee) each own a 50% interest, during the years ended December 31, 2002, 2001 and 2000, respectively. Of these amounts, $1.5 million, $30.7 million, and $43.2 million was then paid to unaffiliated subcontractors for the construction of these development and expansion projects during 2002, 2001 and 2000, respectively. CRLP had outstanding construction invoices and retainage payable to Lowder Construction Company, Inc. totaling $0.4 million at December 31, 2001. There were no outstanding construction invoices or retainage payable to Lowder Construction Company, Inc. at December 31, 2002. In each of the following transactions, the independent members of the Executive Committee approved such transactions unanimously.

         CRLP also paid $35.3 million, $67.0 million, and $31.3 million for property construction costs to Brasfield & Gorrie General Contractors, Inc. (B&G), a construction company partially-owned by Mr. M. Miller Gorrie (trustee) during the years ended December 31, 2002, 2001 and 2000, respectively. Of these amounts, $32.1 million, $60.3 million, and $28.2 million was then paid to unaffiliated subcontractors for the construction of these development projects during 2002, 2001 and 2000, respectively. CRLP had outstanding construction invoices and retainage payable to this construction company totaling $1.8 million at December 31, 2001. There were no outstanding construction invoices or retainage payable to B&G at December 31, 2002.

         In March 2002, CPSI acquired a 20% interest in three aircraft from NRH Enterprises, L.L.C., (NRH) an entity in which Mr. Harold Ripps (trustee) indirectly has an approximate 33% interest, for approximately $1.4 million. Additionally, CPSI entered into a joint ownership agreement with the other owners of the aircraft, including NRH, under which CPSI pays NRH, as agent for all of the owners of the aircraft, a monthly fee of $10,000, plus $1,400 per hour of Company flight time, to cover the operating expenses of the aircraft. Further, CPSI entered into an aircraft services agreement with MEDJET Assistance, L.L.C., (MEDJET) an entity in which Mr. Ripps indirectly has an approximate 40% interest. Under this agreement, CPSI is obligated to pay a monthly fee of $5,000 to MEDJET for managing the use, maintenance, storage, and supervision of the aircraft. NRH pays this $5,000 monthly fee to MEDJET, on behalf of CPSI, from the $10,000 monthly fee referred to above. During 2002, CPSI paid approximately $254,000 to NRH for usage and service of the aircraft under the above agreements.

         In July 2002, CRLP acquired three single family homes located in Montgomery, Alabama, from Lowder New Homes, Inc., an entity owned by TCC, for a total purchase price of approximately $0.5 million, which will be operated as rental property. The homes were purchased as part of a corporate rental program for an automobile manufacturer that is building a manufacturing plant near Montgomery, Alabama. Under the corporate rental program, executives of the automobile manufacturer will rent the homes from CRLP for an initial term of three years, with the option to extend the lease, and have agreed to lease additional multifamily units at Colonial Grand at Promenade located in Montgomery, Alabama. The homes were funded through CRLP's unsecured line of credit.

         During September 2000, CRLP purchased a parcel of land from Colonial Commercial Investments, Inc. (CCI), which is owned by James K. Lowder and Thomas
H. Lowder, through the issuance of 12,477 limited partnership units in CRLP valued at approximately $0.3 million. Subsequently, the parcel of land was sold in excess of cost by CRLP in June 2001.

         CRLP and its subsidiaries leased space to certain entities in which Mr. Thomas H. Lowder, Mr. James K. Lowder, and Mr. M. Miller Gorrie have an interest and received market rent from these entities of approximately $1.0 million, $1.1 million, and $1.5 million during the years ended December 31, 2002, 2001, and 2000, respectively. Additionally, CRLP and its subsidiaries provided management and leasing services to certain related entities and received fees from these entities of approximately $0.3 million during the years ended December 31, 2002, 2001, and 2000.

         Colonial Insurance Agency, a corporation owned by TCC, has provided insurance brokerage services for CRLP. The aggregate amount paid by CRLP to Colonial Insurance Agency for these services during the years ended December 31, 2002, 2001, and 2000 were $5.0 million, $4.4 million, and $3.3 million, respectively. Of these amounts, $4.7 million, $4.2 million and $3.1 million was then paid to unaffiliated insurance carriers for insurance premiums during 2002, 2001 and 2000, respectively.



 OUTLOOK

         Management intends to maintain CRLP's strength through continued diversification, while pursuing acquisitions and developments that meet Colonial's criteria for property quality, market strength, and investment return. Management will continue to use its line of credit to provide short-term financing for acquisition, development, and re-development activities and plans to continue to replace significant borrowings under the bank line of credit with funds generated from the sale of additional debt and equity securities and permanent financing, as market conditions permit. Management believes that these potential sources of funds, along with the possibility of issuing limited partnership units of CRLP in exchange for properties, will provide CRLP with the means to finance additional acquisitions, developments, and expansions.

         In addition to the issuance of equity and debt, management is investigating alternate financing methods and sources to raise future capital. Private placements, joint ventures, commercial paper, and non-traditional equity and debt offerings are some of the alternatives CRLP is contemplating.

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

         An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At December 31, 2002, CRLP's exposure to rising interest rates was mitigated by the existing debt level of 47.1% of CRLP's total market capitalization, the high percentage of fixed rate debt (78.8%), and the use of interest rate swaps to effectively fix the interest rate on $150.0 million through January 2004, and approximately $30.0 million through January 2006. As it relates to the short-term, increases in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.



Item 8.           Financial Statements and Supplementary Data.

         The following are filed as a part of this report:

         Report of Independent Accountants

         Financial Statements:

         Consolidated Balance Sheets as of December 31, 2002 and 2001

         Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2002, 2001, and 2000

         Consolidated Statements of Partners' Capital for the years ended December 31, 2002, 2001, and 2000

         Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

         Notes to Consolidated Financial Statements

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)


December 31, 2002 and 2001
-------------------------------------------------------------------------------------------------------
                                                                                 2002            2001
-------------------------------------------------------------------------------------------------------
ASSETS
Land, buildings, & equipment, net                                            $ 1,947,072    $ 1,756,255
Undeveloped land and construction in progress                                     82,520        152,084
Cash and equivalents                                                               6,236         10,127
Restricted cash                                                                    1,481          2,255
Accounts receivable, net                                                          10,395         12,309
Prepaid expenses                                                                   7,560          7,072
Notes receivable                                                                   1,307         12,253
Deferred debt and lease costs                                                     23,157         18,568
Investment in partially owned entities                                            36,265         31,594
Other assets                                                                      13,780         11,866
                                                                             -----------    -----------
                                                                             $ 2,129,773    $ 2,014,383
                                                                             -----------    -----------
LIABILITIES AND PARTNERS' CAPITAL
Notes and mortgages payable                                                  $ 1,262,193    $ 1,191,791
Accounts payable                                                                  15,646         18,430
Accounts payable to affiliates                                                     1,103          2,271
Accrued interest                                                                  13,974         11,485
Accrued expenses                                                                   6,516          4,520
Tenant deposits                                                                    3,201          3,607
Unearned rent                                                                      7,736          8,343
Other liabilities                                                                  4,497          1,296
                                                                             -----------    -----------
     Total liabilities                                                         1,314,866      1,241,743
                                                                             -----------    -----------

Redeemable units, at redemption value                                            366,156        347,604
Preferred units:
     Series A Preferred Units                                                    125,000        125,000
     Series B Preferred Units                                                    100,000        100,000
     Series C Preferred Units                                                     50,000         50,000

Partners' capital excluding redeemable units                                     177,338        151,439
Accumulated other comprehensive income (loss)                                     (3,587)        (1,403)
                                                                             -----------    -----------
                                                                             $ 2,129,773    $ 2,014,383
                                                                             -----------    -----------

The accompanying notes are an integral part of these financial statements

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Unit Data)

For the Years Ended December 31, 2002, 2001 and 2000
----------------------------------------------------------------------------------------------------------------
                                                                                2002         2001         2000
----------------------------------------------------------------------------------------------------------------
Revenue:
     Base rent                                                               $ 257,770    $ 249,954    $ 237,494
     Base rent from affiliates                                                     969        1,135        1,478
     Percentage rent                                                             3,524        3,578        5,644
     Tenant recoveries                                                          41,501       37,291       36,758
     Other property related revenue                                             19,074       18,558       17,747
     Other non-property related revenue                                          7,028        3,902          952
                                                                             ---------    ---------    ---------
         Total revenue                                                         329,866      314,418      300,073
                                                                             ---------    ---------    ---------
Property operating expenses:
     General operating expenses                                                 23,165       21,337       20,877
     Salaries and benefits                                                      14,434       15,524       15,694
     Repairs and maintenance                                                    32,427       28,953       28,459
     Taxes, licenses, and insurance                                             29,000       25,895       22,649
General and administrative                                                      15,496       10,858        8,392
Depreciation                                                                    73,292       64,204       59,048
Amortization                                                                     9,211        7,622        4,308
                                                                             ---------    ---------    ---------
         Total operating expenses                                              197,025      174,393      159,427
                                                                             ---------    ---------    ---------
         Income from operations                                                132,841      140,025      140,646
                                                                             ---------    ---------    ---------
Other income (expense):
     Interest expense                                                          (65,265)     (71,397)     (71,855)
     Income from partially owned entities                                        1,968        1,510        1,700
     Other                                                                        (618)         (15)        --
     Ineffectiveness of hedging activities                                         (23)         (15)        --
     Gains from sales of property                                               35,483       15,674        8,165
                                                                             ---------    ---------    ---------
         Total other expense                                                   (28,455)     (54,243)     (61,990)
                                                                             ---------    ---------    ---------
         Income before extraordinary items and discontinued operations         104,386       85,782       78,656
Extraordinary loss from early extinguishment of debt                              --           --           (418)
                                                                             ---------    ---------    ---------
         Income from continuing operations                                     104,386       85,782       78,238
                                                                             ---------    ---------    ---------
Income from discontinued operations                                                451          617          887
Gain on disposal of discontinued operations                                      6,069         --           --
                                                                             ---------    ---------   ----------
         Income from discontinued operations                                     6,520          617          887
                                                                             ---------    ---------   ----------
         Net income                                                            110,906       86,399       79,125
                                                                             ---------    ---------   ----------
Dividends to preferred unitholders                                             (24,438)     (22,280)     (19,813)
                                                                             ---------    ---------   ----------
         Net income available to common unitholders                          $  86,468    $  64,119    $  59,312
                                                                             ---------    ---------   ----------

Net income per common unit - basic:
         Income from continuing operations                                   $    2.41    $    1.98    $    1.80
         Income from discontinued operations                                      0.20         0.02         0.03
         Extraordinary loss from early extinguishment of debt                     --           --          (0.01)
                                                                             ---------    ---------   ----------
         Net income per common unit - basic                                       2.61         2.00         1.82
                                                                             ---------    ---------   ----------

Net income per common unit - diluted:
         Income from continuing operations                                   $    2.39    $    1.98    $    1.80
         Income from discontinued operations                                      0.20         0.02         0.03
         Extraordinary loss from early extinguishment of debt                     --           --          (0.01)
                                                                             ---------    ---------   ----------
         Net income per common unit - diluted                                     2.59         2.00         1.82
                                                                             ---------    ---------   ----------

Weighted average common units outstanding - basic                               33,170       32,003       32,611
Weighted average common units outstanding - diluted                             33,424       32,114       32,639
                                                                             ---------    ---------   ----------

Net income available to common unitholders                                   $  86,468    $  64,119    $  59,312
Other comprehensive income (loss)
     Unrealized income (loss) on cash flow hedging activities                   (2,184)      (1,403)        --
                                                                             ---------    ---------   ----------

Comprehensive income                                                         $  84,284    $  62,716    $  59,312
                                                                             ---------    ---------   ----------

The accompanying notes are an integral part of these financial statements

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(Amounts in Thousands)

For the Years Ended December 31, 2002, 2001 and 2000
-----------------------------------------------------------------
                                                          Total
                                                        Partners'
                                                         Capital
-----------------------------------------------------------------

Balance, December 31, 1999                             $ 530,084

     Cash contributions                                   10,120
     Distributions                                       (79,435)
     Redemption of partnership units                     (37,937)
     Net income                                           59,312
     Issuance of limited partnership units                   337
     Allocations to redeemable units                     (37,559)
                                                       ---------
Balance, December 31, 2000                               444,922

     Cash contributions                                    4,942
     Issuance of preferred units                          48,125
     Distributions                                      (102,916)
     Net income                                           86,399
     Change in fair value of hedging activity             (1,403)
     Allocations to redeemable units                     (55,033)
                                                       ---------
Balance, December 31, 2001                               425,036

     Cash contributions                                   27,717
     Issuance of common units of beneficial interest      17,551
     Distributions                                      (111,723)
     Net income                                          110,906
     Change in fair value of hedging activity             (2,184)
     Allocations to redeemable units                     (18,552)
                                                       ---------
Balance, December 31, 2002                             $ 448,751
                                                       ---------

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------------------------------------------
                                                                                    2002         2001         2000
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net  income                                                                 $ 110,906    $  86,399    $  79,125
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                              82,835       72,357       63,884
         Income from partially owned entities                                       (1,968)      (1,510)      (1,700)
         Gains from sales of property                                              (41,552)     (15,674)      (8,165)
         Other, net                                                                     83        1,064        1,932
         Decrease (increase) in:
             Restricted cash                                                           774          224          155
             Accounts receivable                                                     1,871          425       (4,621)
             Prepaid expenses                                                          (87)      (2,986)      (1,327)
             Other assets                                                           (8,666)      (6,874)     (11,567)
         Increase (decrease) in:
             Accounts payable                                                       (3,952)      (1,840)     (13,059)
             Accrued interest                                                        2,489       (3,051)       1,635
             Accrued expenses and other                                             (1,143)       7,346       (1,622)
                                                                                  ---------    ---------    ---------
             Net cash provided by operating activities                             141,590      135,880      104,670
                                                                                  ---------    ---------    ---------
Cash flows from investing activities:
     Acquisition of properties                                                    (150,808)         -0-      (25,535)
     Development expenditures                                                      (13,088)     (48,744)     (21,693)
     Development expenditures paid to an affiliate                                 (36,908)     (89,047)     (78,066)
     Tenant improvements                                                           (25,556)     (21,278)     (24,592)
     Proceeds from (issuance of) notes receivable                                   10,946        9,859       (2,679)
     Capital expenditures                                                          (13,984)     (13,582)     (16,194)
     Proceeds from sales of property, net of selling costs                         132,241       76,190       57,771
     Distributions from partnerships                                                 5,420        2,695        3,968
     Capital contributions to partnerships                                          (8,123)      (4,764)      (5,775)
                                                                                  ---------    ---------    ---------
             Net cash used in investing activities                                 (99,860)     (88,671)    (112,795)
                                                                                  ---------    ---------    ---------
Cash flows from financing activities:
     Principal reductions of debt                                                  (73,248)     (84,553)     (40,346)
     Proceeds from additional borrowings                                           151,285       48,988      193,518
     Net change in revolving credit balances                                       (52,989)      46,968      (13,940)
     Proceeds from preferred unit issuance, net of expenses paid                       -0-       48,122          -0-
     Proceeds from issuance of limited partnership units, net of expenses paid      17,551
     Cash contributions                                                             27,717        4,172       10,120
     Redemption of partnership units                                                   -0-          -0-      (37,937)
     Distributions to common and preferred unitholders                            (111,723)    (102,916)     (99,248)
     Payment of mortgage financing cost                                             (4,214)      (1,794)      (3,979)
     Other, net                                                                        -0-         (344)        (418)
                                                                                  ---------    ---------    ---------
             Net cash provided by (used in) financing activities                   (45,621)     (41,357)       7,770
                                                                                  ---------    ---------    ---------
             Increase (decrease) in cash and equivalents                            (3,891)       5,852         (355)
Cash and equivalents, beginning of period                                           10,127        4,275        4,630
                                                                                  ---------    ---------    ---------
Cash and equivalents, end of period                                              $   6,236    $  10,127    $   4,275
                                                                                  ---------    ---------    ---------
Supplemental disclosures of cash flow information:
     Cash paid during the year for interest, net of amounts capitalized          $  62,776    $  74,448    $  70,210
                                                                                  ---------    ---------    ---------

The accompanying notes are an integral part of these financial statements

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

         In addition, the Company's financial statements include the operations of a taxable REIT subsidiary, Colonial Properties Services, Inc. (CPSI), that is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI provides property development, leasing and management services for third-party owned properties and administrative services to the Company. The Company generally reimburses CPSI for payroll and other costs incurred in providing services to the Company. All inter-company transactions are eliminated in the accompanying consolidated financial statements. The Company recognized tax expense of $0.6 million in 2002 related to the taxable income of CPSI. No federal income taxes were recognized in 2001 and 2000.

         Principles of Consolidation - The consolidated financial statements include the Operating Partnership and Colonial Properties Services Limited Partnership (in which CRLP holds 99% general and limited partner interests).

         Investments in Partially Owned Entities - Entities in which CRLP owns, directly or indirectly, a 50% or less interest and does not control are reflected in the consolidated financial statements as investments accounted for under the equity method. Under this method the investment is carried at cost plus or minus equity in undistributed earnings or losses since the date of acquisition.

2. Summary of Significant Accounting Policies

         Land, Buildings, and Equipment--Land, buildings, and equipment is stated at the lower of cost, less accumulated depreciation, or net realizable value. CRLP reviews its long-lived assets and certain intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the asset's fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years. Repairs and maintenance are charged to expense as incurred. Replacements and improvements are capitalized and depreciated over the estimated remaining useful lives of the assets. When items of land, buildings, or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recorded in accordance with Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal on Long-Lived Assets.

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

         Valuation of Receivables--CRLP is subject to tenant defaults and bankruptcies at its Office and Retail properties that could affect the collection of outstanding receivables. In order to mitigate these risks, CRLP performs credit review and analysis on all commercial tenants and significant leases before they are executed. CRLP evaluates the collectibility of outstanding receivables and records allowances as appropriate. CRLP's policy is to record allowances for all outstanding invoices greater than 60 days past due at its Office and Retail properties.

         Due to the short-term nature of the leases at its Multifamily properties, generally six months to one year, CRLP's exposure to tenant defaults and bankruptcies is minimized. CRLP's policy is to record allowances for all outstanding receivables greater than 30 days past due at its Multifamily properties.

         Deferred Debt and Lease Costs--Amortization of debt costs is recorded using the straight-line method, which approximates the effective interest method, over the terms of the related debt. Direct leasing costs are amortized using the straight-line method over the terms of the related leases.

         Derivative Instruments--All derivative instruments are recognized on the balance sheet and measured at fair value. Derivatives that do not qualify for hedge treatment under SFAS No. 133 (subsequently amended by SFAS Nos. 137 and 138), Accounting for Derivative Instruments and Hedging Activities, must be recorded at fair value with gains or losses recognized in earnings in the period of change. CRLP has certain involvement with derivative financial instruments but does not use them for trading or speculative purposes. Interest rate cap agreements and interest rate swaps are used to reduce the potential impact of increases in interest rates on variable-rate debt.

         CRLP formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument's effectiveness in hedging the exposure to the hedged transaction's variability in cash flows attributable to the hedged risk will be assessed. Both at the inception of the hedge and on an ongoing basis, CRLP assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items. CRLP discontinues hedge accounting if a derivative is not determined to be highly effective as a hedge or has ceased to be a highly effective hedge.

         Revenue Recognition--Rental income attributable to leases is recognized on a straight-line basis over the terms of the leases. Certain leases contain provisions for additional rent based on a percentage of tenant sales. Percentage rents are recognized in the period in which sales thresholds are met. Recoveries from tenants for taxes, insurance, and other property operating expenses are recognized in the period the applicable costs are incurred in accordance with the terms of the related lease.

         Other income received from long-term contracts signed in the normal course of business are recognized in accordance with the terms of the specific contract. Property management and development fee income is recognized when earned for services provided to third parties.

         Net Income Per Unit--Basic net income per unit is computed by dividing the net income available to common unitholders by the weighted average number of common units outstanding during the period. Diluted net income per unit is computed by dividing the net income available to common unitholders by the weighted average number of common units outstanding during the period, adjusted for the assumed conversion of all potentially dilutive outstanding unit options.

         Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         Segment Reporting--Reportable segments are identified based upon management's approach for making operating decisions and assessing performance of CRLP.

         Software Development--CRLP capitalizes certain internally developed software costs. Capitalized internal software development costs are amortized using the straight-line method over the estimated useful lives of the software.

         Recent Pronouncements of the Financial Accounting Standards Board
(FASB)--In July 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 clarifies the criteria to recognize intangible assets separately from goodwill and requires the purchase method of accounting for all acquisitions. Additionally, SFAS No. 141 requires in-place operating leases carrying rents above or below market to be valued separately from the real estate asset. The premium or discount resulting from this valuation is amortized into rental revenue over the lives of the related leases. SFAS No. 141 is effective for any business combination that is completed after June 30, 2001. SFAS No. 142 requires that goodwill is no longer amortized but is reviewed annually, or more frequently if impairment indicators arise, for impairment. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired by CRLP after June 30, 2001. CRLP has adopted SFAS No. 141 and 142, with no material impact to CRLP's financial statements.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal on Long-Lived Assets that supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. SFAS No. 144 provides additional guidance on the accounting for impairments of long-lived assets and updates the accounting and reporting requirements for discontinued operations. CRLP adopted SFAS No. 144 on January 1, 2002. In accordance with the provisions of SFAS No. 144, CRLP records individual property sales as discontinued operations, unless CRLP maintains significant continuing involvement with properties that have been sold.

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

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No.
123. SFAS No. 148 provides additional guidance for entities that elect to voluntarily adopt the accounting provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. CRLP has elected to adopt the accounting provisions of SFAS No. 123 under the prospective method, which allows CRLP to apply the recognition provisions of SFAS No. 123 to all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. CRLP adopted SFAS No. 123 effective January 1, 2003.

         On November 25, 2002, the FASB issued FASB Interpretation No. 45 (FIN
45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS no. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year end. See Note 15, Guarantees and Other Arrangements, for additional discussion of CRLP's financial guarantees as of December 31, 2002. The initial adoption of this standard did not have an impact on the financial condition or results of operations. Management does not believe the provisions of this standard will have a material impact on future operations of CRLP.

         On January 15, 2003, FASB completed its redeliberations of the project related to the consolidation of variable interest entities which culminated with the issuance of FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

         Reclassifications--Certain reclassifications have been made to the 2000 and 2001 financial statements in order to conform them to the 2002 financial statement presentation. These reclassifications have no impact on partners' capital or net income.

3.  Property Acquisitions and Dispositions

         CRLP acquired three office properties during 2002 at an aggregate cost of $150.8 million, no operating properties in 2001, and one retail property during 2000 at an aggregate cost $25.5 million. CRLP funded these acquisitions with cash proceeds from its dispositions of assets, public offerings of debt and issuance of limited partnership units (see Notes 8 and 11), advances on bank lines of credit, and cash from operations.

         The properties acquired during 2002 and 2000 are listed below:


                                                                  Effective
                                                  Location     Acquisition Date
                                             -----------------------------------
     Office Properties:
     901 Maitland Center                     Orlando, FL         March 1, 2002
     Colonnade                               Birmingham, AL      May 1, 2002
     Heathrow International Business Center  Orlando, FL         August 1, 2002

     Retail Properties:
     Temple Mall                             Temple, TX          July 1, 2000

         Results of operations of these properties, subsequent to their respective acquisition dates, are included in the consolidated financial statements of CRLP. The cash paid to acquire these properties is included in the statements of cash flows. The acquisitions during 2002 and 2000 are comprised of the following:


(in thousands)                                   2002         2001        2000
--------------------------------------------------------------------------------
Assets purchased:
      Land, buildings, and equipment         $ 196,009         $ -     $ 26,218
      Other assets                                 465           -          472
--------------------------------------------------------------------------------
                                               196,474           -       26,690
Notes and mortgages assumed                    (43,993)          -            -
Other liabilities assumed or recorded           (1,673)          -         (818)
Issuance of limited partnership units
      of Colonial Realty Limited Partnership         -           -         (337)
--------------------------------------------------------------------------------

Cash paid                                    $ 150,808         $ -     $ 25,535
--------------------------------------------------------------------------------

         In addition to the acquisition of the operating mentioned above, CRLP acquired certain parcels of land to be utilized for future development opportunities.

         During 2002, CRLP disposed of eight multifamily properties representing 1,988 units, two office properties representing 104,496 square feet, and three retail properties representing 449,443 square feet. The multifamily, office, and retail properties were sold for a total sales price of $138.6 million, which was used to repay a portion of the borrowings under CRLP's unsecured line of credit and to support CRLP's investment activities.

         During 2002, CRLP sold interests in two retail properties to joint ventures formed by CRLP and unrelated parties. CRLP continues manage the properties and accounts for its interest in these joint ventures as equity investments (see Note 6).

         During 2001, CRLP disposed of six multifamily properties representing 1,373 units, one office property representing 34,357 square feet, and two retail properties representing 304,168 square feet. The multifamily, office, and retail properties were sold for a total sales price of $83.5 million, of which $4.5 million was used to repay a secured loan, $11.6 million was issued as a note receivable, and the remaining proceeds were used to repay a portion of the borrowings under CRLP's unsecured line of credit and to support CRLP's investment activities.

         During 2000, CRLP disposed of five multifamily properties representing 1,132 units and one retail property representing 165,684 square feet. The multifamily and retail properties were sold for a total sales price of $67.6 million, of which $17.3 million was used to repay four secured loans, $7.2 million was issued as a note receivable, and remaining proceeds were used to repay a portion of the borrowings under CRLP's unsecured line of credit, fund additional acquisitions, and to support CRLP's investment activities.

         During 2000, CRLP sold four of the multifamily properties to a joint venture formed by CRLP and an unrelated party. CRLP retained a 15% interest in the joint venture and continued to manage the properties. CRLP accounts for its 15% interest in this joint venture as an equity investment (see Note 6).

4.  Land, Buildings, and Equipment

         Land, buildings, and equipment consists of the following at December 31, 2002 and 2001:



                                                                                        (in thousands)
                                                        Useful Lives             2002                  2001
                                                 --------------------------------------------   --------------------
         Buildings                                        40 years         $       1,793,284     $       1,635,898
         Furniture and fixtures                           7 years                     56,973                49,965
         Equipment                                      3 or 5 years                  31,864                25,706
         Land improvements                             10 or 15 years                 55,668                47,659
         Tenant improvements                           Life of lease                 107,041                76,919
                                                                           ------------------   -------------------
                                                                                   2,044,830             1,836,147
         Accumulated depreciation                                                  (351,164)             (310,447)
                                                                           ------------------   -------------------
                                                                                   1,693,666             1,525,700
         Land                                                                        253,406               230,555
                                                                           ------------------   -------------------
                                                                           $       1,947,072     $       1,756,255
                                                                           ==================   ===================

5.  Undeveloped Land and Construction in Progress
         During 2002, CRLP completed the construction of two multifamily development projects, one office development project, one retail development project, and one retail re-development project at a combined total cost of $138.0 million. The completed development and re-development projects are as follows:


                                                                                  Total
Completed Developments and Re-developments:          Location        Units/Sq.Ft   Cost
                                                     --------------   --------   --------
Multifamily Properties
Colonial Grand at TownPark - Lake Mary               Orlando, FL           456   $ 37,737
Colonial Village at TownPark - Sarasota              Sarasota, FL          272     21,666
                                                                      --------   --------
                                                                           728     59,403
                                                                      --------   --------
Office Properties
Colonial Center at TownPark 600                      Orlando, FL       199,585     27,558
                                                                      --------   --------
Retail Properties
Colonial Promenade Hoover                            Birmingham, AL    166,000     16,625
Parkway Place (1) (re-development)                   Huntsville, AL    630,000     34,407
                                                                      --------   --------
                                                                       796,000     51,032
                                                                      --------   --------
          Total                                                                  $137,993
                                                                                 ========

(1) Property is owned through a joint venture. Costs presented are 45% of total project costs, and square footage represents the entire property.

         CRLP currently has two active development projects and three mixed-use projects in progress, and various parcels of land available for expansion and construction. Undeveloped land and construction in progress is comprised of the following at December 31, 2002:


                                                     Total                                            Costs
                                                     Units/                      Estimated         Capitalized
                                                   Square        Estimated      Total Costs          To Date
                                                      Feet      Completion     (in thousands)    (in thousands)
                                                   -----------  ------------   ---------------   ----------------
   Office Projects:
   Colonial Center at TownPark 200                    155,000      2003        $       21,926    $        15,835

   Retail Projects:
   Colonial Promenade Trussville Phase II              65,000      2003                 8,400              2,084

   Mixed Use Projects Infrastructure
   Colonial TownPark - Lake Mary                                                       33,168             29,458
   Colonial TownPark - Sarasota                                                         6,410              4,969
   Colonial Center at Mansell                                                          10,794              9,863

   Other Projects and Undeveloped Land                                                                    20,311
                                                                                                 ----------------
                                                                                                 $        82,520
                                                                                                 ================

         Interest capitalized on construction in progress during 2002, 2001, and 2000 was $8.1 million, $10.6 million, and $9.6 million, respectively.

6.  Investment in Partially Owned Entities
         Investment in partially owned entities at December 31, 2002 and 2001 consists of the following:

                                                                (in thousands)
                                                  Percent
                                                   Owned       2002       2001
                                                 --------    --------    -------
Multifamily:
CMS/Colonial Joint Venture I                       15.00%    $  2,142  $  2,195
CMS/Colonial Joint Venture II                      15.00%         735       745
                                                             --------    -------
                                                                2,877     2,940
Office:
600 Building Partnership, Birmingham, AL           33.33%         (23)      (26)

Retail:
Orlando Fashion Square Joint Venture,
   Orlando, FL                                     50.00%      19,465    20,783
Parkway Place Limited Partnership,
   Huntsville, AL                                  45.00%      11,375     8,052
Colonial Promenade Madison, Huntsville, AL         25.00%       2,464      (154)
Highway 150, LLC, Birmingham, AL                   10.00%          85         0
                                                             --------    -------
                                                               33,389     28,681
Other:
Colonial/Polar-BEK Management Company,
  Birmingham, AL                                   50.00%          41        39
NRH Enterprises, LLC, Birmingham, AL               20.00%          26         0
E-2 Data Technology, Birmingham, AL                50.00%         (45)      (40)
                                                             --------    -------
                                                                   22        (1)
                                                             --------    -------
                                                             $ 36,265  $ 31,594
                                                             ========    =======

(1) CRLP maintained a 50% ownership at December 31, 2001.

During December 2002, CRLP sold 90% of its interest in Colonial Promenade Hoover for a total sales price of $20.5 million, and formed the Highway 150, LLC, in which CRLP maintains 10% ownership and manages the property under contract with the Highway 150 LLC. Additionally during December 2002, CRLP sold 25% of its interest in the Colonial Promenade Madison Joint Venture for $3.2 million. Prior to the sale of this interest, CRLP held a 50% interest in the joint venture. Therefore, CRLP now maintains 25% ownership of the property and continues to manage the property. The proceeds from both of the joint venture transactions were used to repay a portion of the amount outstanding under CRLP's unsecured line of credit.

         In October 1998, CRLP sold a 50% interest in our Orlando Fashion Square retail property located in Orlando, Florida to a third party. Subsequently, CRLP entered into a joint venture agreement with the third party, and the joint venture entered into an agreement with CRLP relating to the management of the property. The joint venture agreement gives the third party the right, which became effective December 28, 2001, to convert its 50% interest in the property to CRLP's common units if specified terms and conditions are met. The conversion value of the interest would be determined at the time of conversion in accordance with the procedures set forth in the joint venture agreement, and would be net of the third party's pro rata share of any indebtedness secured by the property. The terms and conditions also include an "accretion threshold", as defined, which must be met. At the time of the original transaction, CRLP considered the terms of the agreement in their entirety (including the conversion right, the accretion threshold, and the conversion value determination procedures) and assessed whether the third party could compel CRLP to repurchase the 50% interest sold. CRLP concluded that the likelihood of a compelled repurchase was remote, and accordingly accounted for the transaction as a sale.

         On May 31, 2002, the 50% joint venture partner elected to exercise its option to convert its 50% interest in the property to CRLP's common units. In accordance with the terms of the joint venture agreement, CRLP negotiated with its joint venture partner and were unable to reach an agreement. Therefore, on September 11, 2002, the joint venture partner elected to withdraw its conversion election and it continues to own its 50% interest.

     Combined financial information for CRLP's investments in partially owned entities for 2002 and 2001 follows:


                                                         December 31,
                                               ---------------------------------
                                                     2002             2001
                                               ---------------------------------
Balance Sheet
Assets
     Land, building, & equipment, net                  $ 347,436      $ 243,733
     Construction in progress                                193         54,907
     Other assets                                         11,028          9,878
                                               ---------------------------------
       Total assets                                    $ 358,657      $ 308,518
                                               =================================

Liabilities and Partners' Equity
     Notes payable (1)                                 $ 251,908      $ 213,056
     Other liabilities                                     3,950          7,647
     Partners' Equity                                    102,799         87,815
                                               ---------------------------------
       Total liabilities and partners' capital         $ 358,657      $ 308,518
                                               =================================

Statement of Operations
     (for the year ended)
Revenues                                                $ 42,943       $ 44,124
Operating expenses                                       (17,960)       (18,304)
Interest expense                                         (13,011)       (12,969)
Depreciation, amortization and other                      (7,689)        (8,787)
                                               ---------------------------------
                                                         $ 4,283        $ 4,064
                                               =================================

(1) The Company's portion of indebtedness, as calculated based on ownership percentage, at December 31, 2002 and 2001 is $78.3 million and $67.3 million, respectively.

7.       Segment Information

         CRLP is organized into, and manages its business based on the performance of three separate and distinct operating divisions: Multifamily, Office, and Retail. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within each division. The applicable accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." The pro rata portion of the revenues, net operating income (NOI), and assets of the partially-owned entities and joint ventures that CRLP has entered into are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned entities and joint ventures are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method and discontinued operations are reported separately. Management evaluates the performance of its segments and allocates resources to them based on net operating income (NOI). NOI consists of revenues in excess of general operating expenses, salaries and wages, repairs and maintenance, taxes, licenses, and insurance. Segment information and the reconciliation of total segment revenues to total revenues, total segment NOI to income from continuing operations, and total divisional assets to total assets, for the years ended December 31, 2002, 2001, and 2000, is presented below:

                                                                                 For the Year Ended
                                                      ----------------------    ------------------   -----------------
       (in thousands)                                         2002                    2001                 2000
                                                      ----------------------    ------------------   -----------------
Revenues:
       Divisional Revenues
            Multifamily                                           $ 104,160             $ 119,309           $ 118,807
            Office                                                   75,913                57,348              50,225
            Retail                                                  155,368               147,634             143,330
                                                      ----------------------    ------------------   -----------------
                 Total Divisional Revenues:                         335,441               324,291             312,362

       Partially-owned subsidiaries                                 (13,743)              (13,061)            (12,656)
       Unallocated corporate revenues                                 9,434                 5,082               2,648
       Discontinued operations revenues                              (1,266)               (1,894)             (2,281)
                                                      ----------------------    ------------------   -----------------
                 Total Consolidated Revenues:                     $ 329,866             $ 314,418           $ 300,073
                                                      ----------------------    ------------------   -----------------

NOI:
       Divisional NOI
            Multifamily                                            $ 68,145              $ 80,478            $ 79,756
            Office                                                   53,806                40,893              35,346
            Retail                                                  108,335               105,043             103,583
                                                      ----------------------    ------------------   -----------------
                 Total Divisional NOI:                              230,286               226,414             218,685

       Partially-owned subsidiaries                                  (7,956)               (7,802)             (7,478)
       Unallocated corporate revenues                                 9,434                 5,082               2,648
       Discontinued operations NOI                                     (800)               (1,135)             (1,459)
       General and administrative expenses                          (15,496)              (10,858)             (8,392)
       Depreciation                                                 (73,292)              (64,204)            (59,048)
       Amortization                                                  (9,211)               (7,622)             (4,308)
       Other                                                           (124)                  150                  (2)
                                                      ----------------------    ------------------   -----------------
            Income from operations                                  132,841               140,025             140,646
                                                      ----------------------    ------------------   -----------------
       Total other expense                                          (28,455)              (54,243)            (61,990)
                                                      ----------------------    ------------------   -----------------
            Income from continuing operations                     $ 104,386              $ 85,782            $ 78,656
                                                      ----------------------    ------------------   -----------------


       (in thousands)
Assets:
       Divisional Assets
            Multifamily                                           $ 645,840             $ 723,447           $ 752,249
            Office                                                  594,795               377,255             329,315
            Retail                                                  906,555               905,964             869,351
                                                      ----------------------    ------------------   -----------------
                 Total Divisional Assets:                         2,147,190             2,006,666           1,950,915

       Partially-owned subsidiaries                                (116,375)             (106,191)            (94,228)
       Unallocated corporate assets (1)                              98,958               113,908              86,860
                                                      ----------------------    ------------------   -----------------
                                                                $ 2,129,773           $ 2,014,383          $1,943,547
                                                      ----------------------    ------------------   -----------------

(1) Includes CRLP's investment in joint ventures of $36,265, $31,594, and $28,129 as of December 31, 2002, 2001, and 2000, respectively. (see Note 6)

8.  Notes and Mortgages Payable
         Notes and mortgages payable at December 31, 2002 and 2001 consist of the following:

                                                      (in thousands)
                                                  2002              2001
                                           ----------------- -----------------

         Revolving credit agreement        $        208,270  $        261,365
         Mortgages and other notes:
           2.00% to 4.00%                           213,877                 0
           4.01% to 6.00%                                 0           162,153
           6.01% to 7.50%                           584,423           463,390
           7.51% to 9.00%                           255,623           303,542
           9.01% to 10.25%                                0             1,341
                                           ----------------- -----------------
                                           $      1,191,791  $      1,262,193
                                           ================= =================

         As of December 31, 2002, CRLP has an unsecured bank line of credit providing for total borrowings of up to $320 million. This line of credit agreement bears interest at LIBOR plus a spread calculated from a pricing grid based on CRLP's unsecured debt ratings. Based on CRLP's debt ratings at December 31, 2002, the spread was 105 basis points. The line of credit is renewable in November 2005, and provides for a one-year extension. The line of credit agreement includes a competitive bid feature that will allow CRLP to convert up to $160 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The credit facility is primarily used by CRLP to finance property acquisitions and developments and has an outstanding balance at December 31, 2002, of $208.3 million. The interest rate of this short-term borrowing facility, including the competitive bid balance, is 2.38% and 3.08% at December 31, 2002 and 2001, respectively.

         During 2002 and 2001, CRLP, completed a public offering of unsecured medium-term debt securities and a public offering of senior notes collectively totaling $110.0 million. The proceeds of the offerings were used to fund acquisitions, development expenditures, repay balances outstanding on CRLP's revolving credit facility, repay certain notes and mortgages payable, and for general corporate purposes. Details relating to these debt offerings are as follows:


                                                                     Gross
                      Type of                                       Proceeds
   Issue Date           Note           Maturity       Rate       (in thousands)
-----------------  --------------- --------------------------   ---------------
December, 2001     Medium-term     December, 2006    7.46%   $          10,000
August, 2002       Senior          August, 2012      6.88%             100,000
                                                                ---------------
                                                             $         110,000
                                                                ---------------

         Additionally during 2002, CRLP secured mortgage financing on three properties, from which CRLP received proceeds of $52.8 million. At December 31, 2002, CRLP had $878.9 million in unsecured indebtedness including balances outstanding on its bank line of credit and certain other notes payable. The remainder of CRLP's notes and mortgages payable are collateralized by the assignment of rents and leases of certain properties and assets with an aggregate net book value of $472.8 million at December 31, 2002.

         The aggregate maturities of notes and mortgages payable, including CRLP's line of credit at December 31, 2002, are as follows:

                                   (in thousands)
         2003                $         107,675
         2004                          129,040
         2005                          299,916
         2006                           74,891
         2007                          174,488
         Thereafter                    476,183
                             ------------------
                             $       1,262,193
                             ==================

Based on borrowing rates available to CRLP for notes and mortgages payable with similar terms, the estimated fair value of CRLP's notes and mortgages payable at December 31, 2002 and 2001 was approximately $1.26 billion and $1.16 billion, respectively.

         Certain loan agreements of CRLP contain restrictive covenants, which, among other things, require maintenance of various financial ratios. At December 31, 2002, CRLP was in compliance with those covenants.

9.       Derivative Instruments

         SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, CRLP records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

         For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. CRLP assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

          CRLP's objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, CRLP primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2002, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and existing lines of credit.

         CRLP has entered into several different hedging transactions in an effort to manage its exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of CRLP's derivative financial instruments at December 31, 2002. The notional value at December 31, 2002 provides an indication of the extent of CRLP's involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.


                                                                  Interest                          Fair Value
            Product Type                   Notional Value           Rate        Maturity       At December 31, 2002
                                                                                                  (in thousands)
------------------------------------- ------------------------- ------------- -------------- -------------------------
Interest Rate SWAP, Cash Flow            $30.2 - $27.7 million        5.932%        1/01/06                $  (3,117)
Interest Rate SWAP, Cash Flow                    $50.0 million        2.319%        1/02/03                      (38)
Interest Rate SWAP, Cash Flow                    $25.0 million        2.430%        1/01/03                      (21)
Interest Rate SWAP, Cash Flow                    $50.0 million        2.113%        1/02/04                     (370)
Interest Rate SWAP, Cash Flow                    $50.0 million        1.637%        1/02/04                     (131)
Interest Rate SWAP, Cash Flow                    $50.0 million        1.615%        1/02/04                     (119)
Interest Rate SWAP, Fair Value                   $50.0 million        5.015%        7/26/04                     2,633
Interest Rate CAP, Cash Flow                     $21.1 million        6.850%        6/29/04                         1
Interest Rate CAP, Cash Flow                     $17.9 million        6.850%        7/06/04                         1
Interest Rate CAP, Cash Flow                     $30.4 million       11.200%        6/30/03                         -
Interest Rate CAP, Cash Flow                     $17.1 million        4.840%         4/1/04                         1
Interest Rate CAP, Cash Flow                     $27.0 million        4.840%         4/1/04                         1
Interest Rate CAP, Cash Flow                      $8.7 million        4.840%         4/1/04                         -

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

         At December 31, 2002, derivatives with a fair value of $2.6 million were included in other assets and derivatives with a fair value of $3.8 million were included in other liabilities. The change in net unrealized gains/losses of $3.6 million in 2002 for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in partners' capital. Hedge ineffectiveness of $23,000 on cash flow hedges was recognized in other income (expense) during 2002.

          Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on CRLP's variable-rate debt. The change in net unrealized losses on cash flow hedges reflects a reclassification of $2.2 million of net unrealized losses from accumulated other comprehensive income (loss) to interest expense during 2002. During 2003, CRLP estimates that an additional $2.3 million will be reclassified to earnings of the current balance held in accumulated other comprehensive income (loss).



9.        Capital Structure

         At December 31, 2002 the Company controlled CRLP as the sole general partner and as the holder of 67.9% of the common units of CRLP and 63.6% of the preferred units (Series A Preferred Units and Series C Preferred Units). The limited partners of CRLP who hold common units, are those persons (including certain officers and directors) who, at the time of the Initial Public Offering, elected to hold all or a portion of their interest in the form of units rather than receiving units of common stock of CRLP, or individuals from whom the Company acquired certain properties, who elected to receive units in exchange for the properties. Each unit may be redeemed by the holder thereof for either one unit of Common Stock or cash equal to the fair market value thereof at the time of such redemption, at the option of CRLP. Additionally, in 1999, CRLP issued $100 million of Series B Cumulative Redeemable Perpetual Preferred Units (Series B Units) in a private placement, that are exchangeable for Series B Preferred Shares of the Company after ten years at the option of the holders of the Series B Units. (See Note 11)

         The Board of Trustees of the Company manages CRLP by directing the affairs of CRLP. The Company's interests in CRLP entitle it to share in cash distributions from, and in the profits and losses of, CRLP in proportion to the Company's percentage interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

     In 1999, the Company's Board of Trustees authorized a common unit repurchase program under which the Company could repurchase up to $150 million of its currently outstanding common units from time to time at the discretion of management in open market and negotiated transactions. The Company repurchased 5,623,150 units at an all-in cost of approximately $150 million, which represents an average purchase price of $26.70. These units are included within treasury stock, which is a reduction of partner's capital.

11.  Cash Contributions

         On February 28, 2002, the Company entered into a transaction in which 560,380 common units of beneficial interest of the Company's common units were issued at $33.37 per unit, resulting in net proceeds of $17.6 million to the Company, which were used to repay outstanding balances under the Company's unsecured line of credit. Related to this offering, Salomon Smith Barney deposited 260,710 units into The Equity Focus Trust REIT Portfolio Series, 2002-A, a newly formed unit investment trust, and 299,670 units were deposited into Cohen & Steers Quality Income Realty Fund, Inc. Subsequently, the Company transferred the net proceeds received to CRLP, which were used to repay a portion of the outstanding balance on CRLP's unsecured line of credit.

         During June 2001, CRLP issued 2,000,000 preferred units of beneficial interest (Series C Preferred Units). The Series C Preferred Units pay a quarterly dividend at 9.25% per annum and may be redeemed by CRLP on or after June 19, 2006. The Series C Preferred Units have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of CRLP. The Series C Preferred Units have a liquidation preference of $25.00 per unit. The net proceeds of the offering were approximately $48.1 million and were used to repay outstanding balances under CRLP's unsecured line of credit.

         During January 2000, CRLP initiated and completed an Executive Unit Purchase Program (Unit Purchase Program), in which the Board of Trustees and certain members of the Company's management were able to purchase 425,925 Units of CRLP. Under the Unit Purchase Program, the Board of Trustees and the members of management obtained full-recourse personal loans from an unrelated financial institution, in order to purchase the Units. The Units are pledged as collateral against the loans. In addition, CRLP has provided a guarantee to the unrelated financial institution for the personal loans. The value of the Units purchased under the Unit Purchase Program was approximately $10 million.

12.  Employee Benefits

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

         The table below presents a summary of pension plan status as of December 31, 2002 and 2001, as it relates to the employees of CRLP.


(amounts in thousands)                                                      2002              2001
-------------------------------------------------------------------    ---------------    --------------
Actuarial present value of accumulated benefit obligation
      including vested benefits of $4,677 and $3,101
      at December 31, 2002 and 2001, respectively                             $ 5,589           $ 3,826
Actuarial present value of projected benefit obligations
      at year end                                                             $ 7,605           $ 6,062
Fair value of assets at year end                                              $ 3,970           $ 4,063
Accrued pension cost                                                          $ 2,385           $ 2,077
Net pension cost for the year                                                   $ 724             $ 829

Actuarial assumptions used in determining the actuarial present value of accumulated benefit obligations at January 1, 2002, are as follows:

                                                                            2002              2001
                                                                       ---------------    --------------
Weighted-average interest rate                                                  6.50%             7.25%
--------------------------------------------------------------------------------------------------------
Increase in future compensation levels                                          4.00%             4.00%

         CRLP participates in a salary reduction profit sharing plan covering substantially all employees. This plan provides, with certain restrictions, that employees may contribute a portion of their earnings with CRLP matching one-half of such contributions, solely at CRLP discretion. Contributions by CRLP were approximately $415,000, $321,000, and $313,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

13.  Leasing Operations

         CRLP is in the business of leasing and managing multifamily, office, and retail property. For properties owned by CRLP, minimum rentals due in future periods under noncancelable operating leases extending beyond one year at December 31, 2002, are as follows:


                                           (in thousands)
                                         -----------------
         2003                            $        180,796
         2004                                     166,039
         2005                                     141,920
         2006                                     116,623
         2007                                      89,163
         Thereafter                               285,586
                                         -----------------
                                         $        980,127
                                         =================

         The noncancelable leases are with tenants engaged in retail and office operations in Alabama, Georgia, Florida, North Carolina, South Carolina, Tennessee, Texas, and Virginia. Performance in accordance with the lease terms is in part dependent upon the economic conditions of the respective areas. No additional credit risk exposure relating to the leasing arrangements exists beyond the accounts receivable amounts shown in the December 31, 2002 balance sheet. Leases with tenants in multifamily properties are generally for one year or less and are thus excluded from the above table. Substantially all of CRLP's land, buildings, and equipment represent property leased under the above and other short-term leasing arrangements.

         Rental income for 2002, 2001, and 2000 includes percentage rent of $3.5 million, $3.6 million, and $5.7 million, respectively. This rental income was earned when certain retail tenants attained sales volumes specified in their respective lease agreements.

14. Guarantees and Other Arrangements

         During January 2000, CRLP initiated and completed an Executive Unit Purchase Program (Unit Purchase Program), in which the Board of Trustees and certain members of CRLP's management were able to purchase 425,925 Units of CRLP. Under the Unit Purchase Program, the Board of Trustees and the members of management obtained full-recourse personal loans from an unrelated financial institution, in order to purchase the Units. The Units, which have a market value of approximately $13.8 million at December 31, 2002, are pledged as collateral against the loans. CRLP has provided a guarantee to the unrelated financial institution for the personal loans, which mature in January 2005. The value of the Units purchased under the Unit Purchase Program was approximately $10.0 million. At December 31, 2002, no liability was recorded on CRLP's books for the guarantee.

         In August 2001, CRLP entered into an agreement to provide services to an unrelated third party in connection with the third party's development of a $30.0 million multi-family property in North Carolina. CRLP was engaged to serve as development consultant and leasing and management agent for this property. In addition, for a fee, CRLP is serving as a guarantor for a $3.3 million working capital loan obtained by the three principals of the third party entity, which loan is primarily collateralized jointly and severally by the personal assets of the borrowers, and matures in August 2003. At December 31, 2002, no liability was recorded on CRLP's books for the guarantee. CRLP has a right of first refusal to purchase the property should the third party elect to sell. Over the term of the agreement, CRLP expects to earn market fees for its services.

         During August 2002, in connection with the purchase of Heathrow International Business Center, CRLP entered into an agreement to acquire one new office building that contains 192,000 square feet. The closing for this acquisition is anticipated to occur upon the earlier of August 2005 or at such time that the seller achieves certain leasing targets for the property. The purchase price will be determined based upon the percentage of gross leasable area actually leased and the net operating income generated by the leases at the time of acquisition.

         During December 2002, CRLP entered into an agreement with an unrelated third party in connection with the third party's development of a $23.5 million multi-family property in Tampa, Florida. CRLP has agreed to loan approximately $4.0 million, which represents 17.0% of the development costs to the third party during the development of the property. Under the agreement, the balance of the loan matures in December 2007. At December 31, 2002, no amount had been funded to the unrelated third party and CRLP has no liability recorded on its books for the potential loan amount. CRLP has a right of first refusal to purchase the property should the third party elect to sell.

         During December 2002, CRLP sold 90% of its interest in Colonial Promenade Hoover for a total sales price of $20.5 million, and formed the Highway 150 LLC, in which CRLP maintains 10% ownership and manages the property. In connection with the formation of the Highway 150 LLC, CRLP executed a guaranty, pursuant to which CRLP would serve as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. CRLP's maximum guarantee of $1.0 million may be requested by the lender, only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At December 31, 2002, the total amount of debt of the joint venture was approximately $17.8 million and matures in December 2012. At December 31, 2002, no liability was recorded on CRLP's books for the guarantee.

         In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness of CRLP totaling $27.3 million at December 31, 2002. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by CRLP. Additionally, certain unitholders of CRLP and trustees of the Company have guaranteed indebtedness of CRLP totaling $0.5 million at December 31, 2002. CRLP has indemnified these individuals from their guarantees of this indebtedness.

15. Related Party Transactions

         CRLP has used affiliated construction companies to manage and oversee certain of its development, re-development and expansion projects. The affiliated construction companies utilized by CRLP are headquartered in Alabama and have completed numerous projects within the Sunbelt region of the United States. Through the use of market survey data, CRLP negotiates the contract price of each development, re-development or expansion project with the affiliated construction companies and presents each project to the Company's Management Committee for review and approval. Upon approval by the Management Committee, the Management Committee presents each project to the independent members of the Executive Committee of the Board of Trustees for final approval.

         CRLP paid $1.6 million, $33.6 million, and $46.7 million for property development costs to Lowder Construction Company, Inc., a construction company owned by The Colonial Company (TCC) in which Mr. Thomas H. Lowder (Chairman of the Board and Chief Executive Officer) and Mr. James K. Lowder (trustee) each own a 50% interest, during the years ended December 31, 2002, 2001 and 2000, respectively. Of these amounts, $1.5 million, $30.7 million, and $43.2 million was then paid to unaffiliated subcontractors for the construction of these development and expansion projects during 2002, 2001 and 2000, respectively. CRLP had outstanding construction invoices and retainage payable to Lowder Construction Company, Inc. totaling $0.4 million at December 31, 2001. There were no outstanding construction invoices or retainage payable to Lowder Construction Company, Inc. at December 31, 2002. In each of the following transactions, the independent members of the Executive Committee approved such transactions unanimously.

         CRLP also paid $35.3 million, $67.0 million, and $31.3 million for property construction costs to Brasfield & Gorrie General Contractors, Inc. (B&G), a construction company partially-owned by Mr. M. Miller Gorrie (trustee) during the years ended December 31, 2002, 2001 and 2000, respectively. Of these amounts, $32.1 million, $60.3 million, and $28.2 million was then paid to unaffiliated subcontractors for the construction of these development projects during 2002, 2001 and 2000, respectively. CRLP had outstanding construction invoices and retainage payable to this construction company totaling $1.8 million at December 31, 2001. There were no outstanding construction invoices or retainage payable to B&G at December 31, 2002.

         In March 2002, CPSI acquired a 20% interest in three aircraft from NRH Enterprises, L.L.C., (NRH) an entity in which Mr. Harold Ripps (trustee) indirectly has an approximate 33% interest, for approximately $1.4 million. Additionally, CPSI entered into a joint ownership agreement with the other owners of the aircraft, including NRH, under which CPSI pays NRH, as agent for all of the owners of the aircraft, a monthly fee of $10,000, plus $1,400 per hour of Company flight time, to cover the operating expenses of the aircraft. Further, CPSI entered into an aircraft services agreement with MEDJET Assistance, L.L.C., (MEDJET) an entity in which Mr. Ripps indirectly has an approximate 40% interest. Under this agreement, CPSI is obligated to pay a monthly fee of $5,000 to MEDJET for managing the use, maintenance, storage, and supervision of the aircraft. NRH pays this $5,000 monthly fee to MEDJET, on behalf of CPSI, from the $10,000 monthly fee referred to above. During 2002, CPSI paid approximately $254,000 to NRH for usage and service of the aircraft under the above agreements.

         In July 2002, CRLP acquired three single family homes located in Montgomery, Alabama, from Lowder New Homes, Inc., an entity owned by TCC, for a total purchase price of approximately $0.5 million, which will be operated as rental property. The homes were purchased as part of a corporate rental program for an automobile manufacturer that is building a manufacturing plant near Montgomery, Alabama. Under the corporate rental program, executives of the automobile manufacturer will rent the homes from CRLP for an initial term of three years, with the option to extend the lease, and have agreed to lease additional multifamily units at Colonial Grand at Promenade located in Montgomery, Alabama. The homes were funded through CRLP's unsecured line of credit.

         During September 2000, CRLP purchased a parcel of land from Colonial Commercial Investments, Inc. (CCI), which is owned by James K. Lowder and Thomas
H. Lowder, through the issuance of 12,477 limited partnership units in CRLP valued at approximately $0.3 million. Subsequently, the parcel of land was sold in excess of cost by CRLP in June 2001.

         CRLP and its subsidiaries leased space to certain entities in which Mr. Thomas H. Lowder, Mr. James K. Lowder, and Mr. M. Miller Gorrie have an interest and received market rent from these entities of approximately $1.0 million, $1.1 million, and $1.5 million during the years ended December 31, 2002, 2001, and 2000, respectively. Additionally, CRLP and its subsidiaries provided management and leasing services to certain related entities and received fees from these entities of approximately $0.3 million during the years ended December 31, 2002, 2001, and 2000.

         Colonial Insurance Agency, a corporation owned by TCC, has provided insurance brokerage services for CRLP. The aggregate amount paid by CRLP to Colonial Insurance Agency for these services during the years ended December 31, 2002, 2001, and 2000 were $5.0 million, $4.4 million, and $3.3 million, respectively. Of these amounts, $4.7 million, $4.2 million and $3.1 million was then paid to unaffiliated insurance carriers for insurance premiums during 2002, 2001 and 2000, respectively.

16.  Subsequent Events

         Distribution

         On January 18, 2003, the Board of Trustees declared a cash distribution to partners of CRLP in the amount of $.665 per partnership unit, totaling $22.4 million. The distribution was made to partners of record as of January 31, 2003, and was paid on February 7, 2003.

         Disposition

     On February 28, 2003, CRLP sold Colonial Promenade Bardmoor, a 152,667 square foot retail asset located in St. Petersburg, Florida. The total sales price was $17.1 million, which was used to repay a portion of the borrowings under CRLP's unsecured line of credit and to support CRLP's investment activities.

                        Report of Independent Accountants


To the Board of Trustees
   of Colonial Properties Trust:

         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Colonial Realty Limited Partnership (the "Company") at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As discussed in Note 2 to the financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets."







/s/ PricewaterhouseCoopers LLP


Birmingham, Alabama
January 17, 2003, except for Note 16, as to which the date is February 28, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

         We are managed by the Company, the general partner of CRLP. The trustees of the Company are as follows:

         Thomas H. Lowder, 53, has been a trustee since 1993. He has served as our chairman of the board, president and chief executive officer since July 1993. Mr. Lowder became President of Colonial Properties, Inc., our predecessor, in 1976, and since that time has been actively engaged in the acquisition, development, management, leasing and sale of multifamily, office and retail properties for Colonial Properties Trust. Mr. Lowder's most recent board appointment was his election to the National Association of Real Estate Investment Trust (NAREIT) Board in June 1999. He presently serves on the board of directors of Community Foundation of Greater Birmingham, United Way of Central Alabama, Children's Hospital, Birmingham Southern College, and Crippled Children's Foundation. Mr. Lowder is a member of the executive committee of the Board of Trustees. Mr. Lowder is the brother of James K. Lowder, one of our trustees.

         Carl F. Bailey, 72, has been a trustee since 1993. From 1995 to 2002, Mr. Bailey served as President of BDI, a marketing and distribution company. Prior to 1995, Mr. Bailey was co-chairman of BellSouth Telecommunications, Inc., a telecommunication company, and chairman and chief executive officer of South Central Bell Telephone Company, a telecommunication company. From 1952 to 1992, he worked for Southern Bell and South Central Bell in a number of capacities, including as president and a member of the board of directors from 1982 until 1992. Mr. Bailey is chairman of TekQuest, Inc., a manufacturing company, and a member of the board of directors of SouthTrust Corporation, a financial services corporation. Mr. Bailey also serves on the board of trustees of Birmingham Southern College. Mr. Bailey is chairman of the audit committee, and is a member of the executive committee and nominating and corporate governance committee of the board of trustees.

         M. Miller Gorrie, 67, has been a trustee since 1993. Since 1995, Mr. Gorrie has served as chairman of the board and chief executive officer of Brasfield & Gorrie, L.L.C., a regional general contracting firm located in Birmingham, Alabama that is ranked 24th in the ENR's "Top 50 Domestic General Contractors". He currently serves on the boards of ACIPCO, the Metropolitan Development Board, Economic Development Partnership of Alabama, the Alabama Symphony Orchestra and the University of Alabama at Birmingham Civil Engineer Advisory Board. In the past he has served as a director of AmSouth Bank, Baptist Hospital Foundation, the Southern Research Institute, United Way of Central Alabama, the Associated General Contractors, Alabama Chamber of Commerce, the Building Science Advisory Board of Auburn University, and the Business Council of Alabama. Mr. Gorrie is chairman of the executive committee and is a member of the executive compensation committee of the board of trustees.

         William M. Johnson, 56, has been a trustee since 1997. Since 1978, Mr. Johnson has been chief executive officer and founder of Johnson Development Company, a real estate development, construction and management firm in the Atlanta, Georgia area. Mr. Johnson directed the development, leasing and management of 1.2 million square feet of office, warehouse, retail and hotel space having a value in excess of $117 million, including seven office buildings and retail properties that we acquired from Mr. Johnson in 1997. Mr. Johnson is a member of the board of trustees of Asbury Theological Seminary, a member of the Board of Directors of Reach Out Youth Solutions, and is International Director of the World Parish Ministries. Mr. Johnson also serves as a strategic planning advisor for several para-church ministries. In 1999, Mr. Johnson established a family foundation that provides financial assistance to twenty-eight local, national and international ministries. Mr. Johnson is a member of the executive compensation committee and executive committee of the board of trustees.

          James K. Lowder, 53, has been a trustee since 1993. Since 1995, Mr. Lowder has served as chairman of the board of The Colonial Company, chairman of the board of Lowder Construction Company, Inc., Lowder New Homes, Inc., Colonial Insurance Agency, Inc., Lowder Realty Company, Inc., Colonial Commercial Development, Inc., Colonial Homes, Inc., American Colonial Insurance Company, Colonial Commercial Realty, Inc. and Colonial Commercial Investments, Inc. He is a member of the Home Builders Association of Alabama, the Greater Montgomery Home Builders Association and the board of directors of Alabama Power Company. Mr. Lowder is a member of the executive compensation committee of the board of trustees. Mr. Lowder is the brother of Thomas H. Lowder, our chairman of the board, president and chief executive officer.

          Herbert A. Meisler, 75, has been a trustee since 1995. Since 1964, Mr. Meisler has been President of The Rime Companies, a real estate development, construction and management firm specializing in the development of multifamily properties that he formed with Mr. Ripps. While with The Rime Companies, Mr. Meisler oversaw the development and construction of approximately 15,000 multifamily apartment units in the Southeastern United States. He currently serves on the board of directors of the Community Foundation of South Alabama and the Mobile Airport Authority and was Philanthropist of the Year in Mobile, Alabama. He is a past director of the Alabama Eye and Tissue Bank and past president of the Mobile Jewish Welfare Fund. Mr. Meisler is a member of the executive compensation committee and the audit committee of the board of trustees. Mr. Meisler is the brother-in-law of Mr. Ripps.

          Claude B. Nielsen, 52, has been a trustee since 1993. Since 1990, Mr. Nielsen has been president of Coca-Cola Bottling Company United, Inc., headquartered in Birmingham, Alabama. He also has served as chief executive officer of Coca-Cola Bottling Company United, Inc. since 1991 and served as chief operating officer from 1990 to 1991. Prior to 1990, Mr. Nielsen served as president of Birmingham Coca-Cola Bottling Company. Mr. Nielsen is on the board of directors of AmSouth Bank Corporation and also serves as a board member of the Birmingham Airport Authority. Mr. Nielsen is chairman of the executive compensation committee, and a member of the executive committee, and nominating and corporate governance committee of the board of trustees.

         Harold W. Ripps, 64, has been a trustee since 1995. Since 1969, he has been Chief Executive Officer of The Rime Companies, a real estate development, construction and management firm specializing in the development of multifamily properties that he formed with Herbert A. Meisler, another member of our board of trustees. While with The Rime Companies, Mr. Ripps oversaw the development and construction of approximately 15,000 multifamily apartment units in the southeastern United States. He is a member of the executive committee of the Birmingham Council of Boy Scouts of America, the board of trustees of The Bank, a commercial bank, Birmingham Southern College and the President's Council of the University of Alabama in Birmingham. Mr. Ripps is a member of the executive committee of the board of trustees. Mr. Ripps is the brother-in-law of Mr. Herbert A. Meisler, one of our trustees.

         Donald T. Senterfitt, 83, has been a trustee since 1993. Since May 2000, Mr. Senterfitt has served as chairman of the board of directors of Colonial Bank, Central Florida. From 1991 to 2000, Mr. Senterfitt served as president and chief executive officer of the Pilot Group, LC, a consulting company. He is a former director and vice chairman of SunTrust Banks, Inc., a multi-state bank holding company. From 1985 to 1986, he served as president of the American Bankers Association, and from 1958 to 1980 he served as general counsel to the Florida Bankers Association. Mr. Senterfitt is a member and a 1997 Laureate of the Mid-Florida Business Hall of Fame and a member of the President's Council of the University of Florida. He is the recipient of the Distinguished Alumnus Award from both his undergraduate school, Carson-Newman College and his graduate school, the University of Florida. Mr. Senterfitt is a member of the board of directors of CITE, Inc., the Center for Independence, Technology and Education, a non-profit organization which serves the needs of blind, visually handicapped and multi-handicapped children and adults, and served as its president for three years. Mr. Senterfitt is chairman of the nominating and corporate governance committee and is a member of the audit committee of the board of trustees.

Executive Officers of the Company

          The following is a biographical summary of the executive officers of the Company:


         Thomas H. Lowder, 53, has been a trustee since 1993. He has served as our Chairman of the Board, President and Chief Executive Officer since July 1993. Mr. Lowder became president of Colonial Properties, Inc., our predecessor, in 1976, and since that time has been actively engaged in the acquisition, development, management, leasing and sale of multifamily, office and retail properties for Colonial Properties Trust. Mr. Lowder's most recent board appointment was his election to the National Association of Real Estate Investment Trust (NAREIT) Board in June 1999. He presently serves on the board of directors of Community Foundation of Greater Birmingham, United Way of Central Alabama, Children's Hospital, Birmingham Southern College, and Crippled Children's Foundation. Mr. Lowder is a member of the executive committee of the board of trustees. Mr. Lowder is the brother of James K. Lowder, one of our trustees.


         C. Reynolds Thompson, III, 40, has been our Chief Operating Officer since September 1999, and is responsible for the Multifamily, Office, Retail and Mixed-Use divisions. Mr. Thompson oversees the management, acquisition, leasing and development of properties within its three operating divisions and development in the mixed-use division. Prior to his appointment as Chief Operating Officer, Mr. Thompson was Chief Investment Officer, responsible for investment strategies, market research, due diligence, mergers and acquisitions, joint venture development and cross-divisional acquisitions. Prior to his position as Chief Investment Officer, Thompson served as Executive Vice President--Office Division, with responsibility for management of all office properties owned and/or managed by us, from May 1997 to May 1998. Mr. Thompson joined us in February 1997 as Senior Vice President--Office Acquisitions, with responsibility for all acquisitions of office properties. Prior to joining Colonial Properties Trust, Thompson worked for CarrAmerica Realty Corporation in office building acquisitions and due diligence. His fourteen-year real estate background includes acquisitions, development, leasing, and management of office properties in the south. Mr. Thompson is a member of the Executive Committee of the Metropolitan Development Board, an active member of the National Association of Industrial and Office Parks, and he serves on the Board of Trustees for the Alabama Real Estate Research and Education Center. Thompson holds a Bachelor of Science Degree from Washington and Lee University.

         Howard B. Nelson, Jr., 55, has been our Chief Financial Officer since May 1997 and is responsible for financing matters. Mr. Nelson was our Senior Vice President and Chief Operating Officer, with responsibility for the day-to-day management, from September 1993 to May 1997. He joined Colonial Properties in 1984 as Vice President and became Senior Vice President - Finance in 1987. Nelson presently serves on the Birmingham-Southern College Edward Lee Norton Board of Advisors for Management and Professional Education, the College of Business Advisory Council of Auburn University and the Business Council of Alabama's Progress PAC Board of Directors. Mr. Nelson has served in the past on the Accounting and Technology committee of the Real Estate Roundtable, as treasurer, vice president, president and board member of the Birmingham Chapter of the National Association of Industrial and Office Parks (NAIOP) and on the Board of Directors of the Children's Harbor Family Center. Mr. Nelson holds a Bachelor of Science Degree from Auburn University.

         John P. Rigrish, 54, has been our Chief Administrative Officer since 1998, and is responsible for the supervision of Accounting Operations, Information Technology, Human Resources and Employee Services. Prior to joining the Company, Mr. Rigrish worked for BellSouth Corporation in Corporate Administration and Services. Mr. Rigrish holds a Bachelor of Science degree from Samford University and did his postgraduate study at Birmingham-Southern College. He served on the Edward Lee Norton Board of Advisors for Management and Professional Education at Birmingham-Southern College and the Board of Directors of Senior Citizens, Inc. in Nashville, Tennessee.

         Paul F. Earle, 44, has been our Executive Vice-President-Multifamily Division since May 1997, and is responsible for management of all multifamily properties we own and/or manage. He joined us in 1991 and has served as Vice President - Acquisitions, as well as Senior Vice President - Multifamily Division. Mr. Earle serves as Chairman of the Alabama Multifamily Council and is an active member of the National Apartment Association. He also serves as President of the Board of Directors of Big Brother/Big Sisters and is a Board member of the National Multifamily Housing Council. Before joining Colonial, Mr. Earle was the President and Chief Operating Officer of American Residential Management, Inc., Executive Vice President of Great Atlantic Management, Inc. and Senior Vice President of Balcor Property Management, Inc.

         Daryl K. Mangan, 59, has been our Executive Vice President - Retail Division since December 2001 and is responsible for all aspects of the company's retail portfolio. His thirty-year real estate background includes acquisitions, dispositions, development, leasing, and management of retail properties including his position as Executive Vice President at Equitable Real Estate Investment Management, Inc where he was responsible for the management of a $6 billion retail portfolio consisting of 75 regional malls and 40 other retail properties. Prior to joining us, Mr. Mangan worked for Cole National as Vice President responsible for new store development for their 2,200-store optical division. Mr. Mangan also worked for Safeco Properties, Inc. as Senior Vice President responsible for its' national shopping center portfolio and for Federated Department Stores, Inc as Senior Vice President responsible for all new store development for 15 retail divisions. Mr. Mangan is an active member of The International Council of Shopping Centers where he serves as chairman of the Design and Development Awards Program. Mr. Mangan holds a Bachelor of Arts Degree in Design and Industry as well as a Masters Degree in Business Administration from California State University at San Francisco.

         John N. Hughey, 43, has been our Executive Vice President-Retail Development Division since December 2001 and is responsible for all retail development. He joined us in 1982 and assumed management responsibility for an increasing number of shopping centers until being named Senior Vice President - Retail Division in 1991 and was named Executive Vice President in May 1997. Mr. Hughey served as the Alabama/Mississippi State Operations Chairman for the International Council of Shopping Centers from 1993-1995. He holds a Bachelor of Science Degree from Auburn University.

         Charles A. McGehee, 56, has been our Executive Vice President - Mixed-Use Development Division since September 1999 and is responsible for our development of properties with mixed-use product types. Mr. McGehee also oversees land acquisitions and dispositions. From September 1993 to September 1999 Mr. McGehee was responsible for Land Acquisitions and Development, Brokerage and Dispositions for us. From January 1990 to September 1993 Mr. McGehee was Senior Vice President - Office Division. He joined us in 1976 as Vice President of Retail Leasing and was responsible for leasing all retail space owned and/or managed. Mr. McGehee has served as president and as a board member of the National Association of Industrial and Office Parks (NAIOP) and is a member of the Board of Directors of the Birmingham Area Board of Realtors. Mr. McGehee is currently on the Board of Trustees for the Birmingham Chamber of Commerce. He holds a Bachelor of Science Degree from Auburn University.

         Robert A. "Bo" Jackson, 48, has been our Executive Vice President-Office Division, and is responsible for management of all office properties we own and manage. Prior to joining us, Mr. Jackson worked for Beacon Properties as a Vice President responsible for leasing performance, new office development and acquisitions throughout the Southeast. He has been involved in over 10 million square feet of Atlanta urban and suburban office development. Mr. Jackson has received professional accolades from The Atlanta Board of Realtors, The Downtown Developers Group and The National Association of Industrial and Office Parks (NAIOP). Mr. Jackson is active member of NAIOP and an active member of the Urban Land Institute. He is also a member of the Board of Directors of the Greater North Fulton Chamber of Commerce. Mr. Jackson holds a Bachelor of Science Degree in Business Administration from the University of Delaware.

         Kenneth E. Howell, 53, has been our Senior Vice President-Chief Accounting Officer since August 1998 and is responsible for the supervision of accounting for all of the properties we own and/or manage. Mr. Howell joined us in 1981, and served as Controller for us from 1986 through 1998. From 1981 to 1986 he held the position of Assistant Controller of the Colonial Company, parent company of the then private Colonial Properties, Inc. He serves on the Auburn University School of Accountancy Advisory Board. Mr. Howell holds a Bachelor of Science Degree in Accounting and a minor in Finance from Auburn University.

Item 11.          Executive Compensation.

         The following table sets forth certain information concerning the annual and long-term compensation for our chief executive officer and our four other most highly compensated executive officers, whom we refer to as the named executive officers:


                          Summary of Compensation Table

------------------------------------------------------------------------------------------------------------------------------------
                                                   Annual Compensation                     Long-Term Compensation
                                         --------------------------------------  ------------------------------------------
                                                                                         Awards              Payouts
                                                                                 ------------------------------------------

Name and Principal Position       Year    Salary ($)  Bonus($)(1)     Other    Restricted     Securities      LTIP       All Other
                                                                     Annual       Share       Underlying     Payouts   Compensation
                                                                  Compensation  Awards($)(1) Options(#)(+)                 ($)(2)
------------------------------------------------------------------------------------------------------------------------------------


Thomas H. Lowder                  2002     $340,000     $   --       $   --       $215,790       75,500         --       $  6,598
Chairman of the Board             2001      328,269         --           --        474,586       81,060         --          5,100
President and Chief Executive     2000      315,000         --           --        119,000       37,500         --          5,062
------------------------------------------------------------------------------------------------------------------------------------

C. Reynolds Thompson, III         2002     $300,000     $ 23,800     $   --       $167,350       44,700         --       $  6,338
Chief Operating Officer           2001      271,884      111,720         --        214,988       47,988         --          5,100
                                  2000      248,000       40,000         --           --         20,000         --          5,100
------------------------------------------------------------------------------------------------------------------------------------

Howard B. Nelson, Jr              2002     $250,000     $   --       $   --       $ 98,505       33,200         --       $  6,651
Chief Financial Officer and       2001      228,269         --           --        247,448       35,666         --          5,100
Secretary                         2000      215,000       15,190         --         22,134       12,500         --          5,100
------------------------------------------------------------------------------------------------------------------------------------

John N. Hughey                    2002     $210,000     $   --       $   --       $158,748       22,400         --       $  6,388
Executive Vice President -        2001      200,000         --           --        103,114       23,994         --          3,803
Retail Development                2000      200,000         --           --         17,024       22,520         --          5,100
------------------------------------------------------------------------------------------------------------------------------------

Daryl K. Mangan (*)               2002     $225,000     $   --       $   --       $ 84,505       22,400         --       $    563
Executive Vice President -        2001       17,308         --           --           --           --           --           --
Retail Division
------------------------------------------------------------------------------------------------------------------------------------


+ Options are reported for the year in which they are received. Options are granted after the end of the fiscal year in which they are earned.
* Mr. Mangan became our Executive Vice President of the Retail Division on December 1, 2001.
(1) Our incentive compensation plan permits officers to elect to receive all or part of their annual bonus in the form of restricted common shares instead of cash. Officers who elect to receive up to 50% of their bonus in restricted shares receive shares having a market value on the issue date equal to 125% of the elected amount. Officers who elect to receive more than 50% of their annual bonus in restricted shares receive shares having a market value on the issue date equal to 140% of the elected amount. The value of the restricted share grants shown under the column titled "Restricted Share Awards" includes these restricted shares issued instead of cash bonus and other performance-based restricted share awards. The following table shows, for each of 2002, 2001 and 2000 (a) the annual bonus that each of our named executive officers was entitled to, (b) the percentage of annual bonus that each named executive officer elected to receive in the form of restricted common shares instead of cash, (c) the portion of the annual bonus that each named executive officer received in cash, and (d) the value of restricted common shares received instead of cash. These restricted shares typically vest over 3 years, with 50% vesting on the first anniversary of the issue date and the remaining shares vesting in two equal installments on each of the second and third anniversaries of the issue date.

                                                         Bonus        Percentage    Amount Paid       Value of
         Name                                Year        Amount        Deferred       in Cash        Restricted
                                                                                                       Shares
         -------------------------------- ----------- ------------- --------------- ------------- ------------------
         Thomas H. Lowder..................  2002       $ 94,600          100%            $   -       $ 132,440
                                             2001        275,000          100                 -         385,000
                                             2000         85,000          100                 -         119,000

         C. Reynolds Thompson, III.........  2002       $ 83,800          72 %         $ 23,800        $ 84,000
                                             2001        228,000            51          111,720         162,792
                                             2000         40,000             -           40,000               -

         Howard B. Nelson, Jr..............  2002       $ 52,500          100%            $   -        $ 73,500
                                             2001        149,000           100                -         208,600
                                             2000         31,000            51           15,190          22,134

         John N. Hughey....................  2002       $ 61,000          100%            $   -        $ 85,400
                                             2001         55,000           100                -          77,000
                                             2000         12,160           100                -          17,024

         Daryl K. Mangan...................  2002       $ 42,500          100%            $   -        $ 59,500
                                             2001          N/A             N/A           N/A                N/A
                                             2000          N/A             N/A           N/A                N/A



         In addition to the restricted shares that each of our named executive officers received instead of cash bonus, each of our named executive officers received discretionary awards of restricted shares in 2002 and 2001. The following table shows the number and value of these restricted shares awarded for each of 2002, 2001 and 2000 for each of our named executive officers. The 2002 restricted shares, granted in 2003, vest over three years in equal installments and the 2001 performance-based restricted shares, granted in 2002, vest in 8 years but are subject to accelerated vesting based on our performance.


                                                                           Number of       Value of Restricted
         Name                                                Year      Restricted Shares       Share Awards
         ----------------------------------------------- ------------- ------------------ -----------------------
         Thomas H. Lowder.............................       2002              2,500                $ 83,350
                                                             2001              2,765                  89,586
                                                             2000                  -                       -

         C. Reynolds Thompson, III....................       2002              2,500                $ 83,350
                                                             2001              1,611                  52,196
                                                             2000                  -                       -

         Howard B. Nelson, Jr.........................       2002                750                $ 25,005
                                                             2001              1,199                  38,848
                                                             2000                  -                       -

         John N. Hughey...............................       2002              2,200                $ 73,348
                                                             2001                806                  26,114
                                                             2000                  -                       -

         Daryl K. Mangan..............................       2002                750                $ 25,005
                                                             2001                N/A                     N/A
                                                             2000                N/A                     N/A

         The number and value of the aggregate restricted share holdings of each of our named executive officers at December 31, 2002 were as follows:


                                                    Number of        Value of
         Name                                  Restricted Shares    Restricted
                                                                   Share Awards
         -------------------------------------- ---------------- ---------------
         Thomas H. Lowder......................    18,650             $632,981
         C. Reynolds Thompson, III.............     7,147              242,569
         Howard B. Nelson, Jr..................     9,183              306,161
         John N. Hughey........................     3,776              128,157
         Daryl K. Mangan.......................         -                    -

         Dividends are paid on restricted shares at the same rate paid to all other holders of common shares.

         (2) Other Compensation consists of our contributions to the 401(k) plan on behalf of each of our named executive officers and our payment of premiums for long-term care polices as follows:

                                                                                        Long-term
                                                                          401(k)          Care          Total All
         Name                                                Year      Contribution     Insurance         Other
                                                                                                      Compensation
         ------------------------------------------------ ----------- --------------- -------------- ----------------
         Thomas H. Lowder.............................       2002        $ 5,500        $ 1,098          $ 6,598
                                                             2001          5,100              -            5,100
                                                             2000          5,062              -            5,062

         C. Reynolds Thompson, III....................       2002        $ 5,500          $ 838          $ 6,338
                                                             2001          5,100              -            5,100
                                                             2000          5,100              -            5,100

         Howard B. Nelson, Jr.........................       2002        $ 5,500        $ 1,150          $ 6,651
                                                             2001          5,100              -            5,100
                                                             2000           5,00              -            5,100

         John N. Hughey...............................       2002        $ 5,500          $ 888          $ 6,388
                                                             2001          3,803              -            3,808
                                                             2000          5,100              -            5,100

         Daryl K. Mangan..............................       2002          $ 563          $   -            $ 563
                                                             2001            N/A            N/A              N/A
                                                             2000            N/A            N/A              N/A

         The following table sets forth certain information relating to options to purchase common shares granted to our named executive officers during 2002.

                        Option Grants in Last Fiscal Year
                                                             Individual Grants
                               ------------------------------------------------------------------------------
                                                  Percent of
        Name              Number of Securities   Total Options
                             Underlying Options   Granted to     Exercise or                  Grant Date
                                Granted (#)(1)   Employees in    Base Price     Expiration      Present
                                                  Fiscal Year     ($/Share)        Date       Value ($)(2)
-------------------------------------------------------------------------------------------------------------

Thomas H. Lowder                     81,060            18.3%        $32.40       1/18/2012      $132,938

C. Reynolds Thompson, III            47,988            10.9%         32.40       1/18/2012       78,700

Howard B. Nelson, Jr.                35,666             8.1%         32.40       1/18/2012       58,492

John N. Hughey                       23,994             5.4%         32.40       1/18/2012       39,350

Daryl K. Mangan                           -              -            -             -               -

-------------------------------------------------------------------------------------------------------------

(1) All options granted in 2002 become exercisable in five equal annual installments beginning on the first anniversary of the date of grant and have a term of ten years. This table does not include options granted in 2003 based on 2002 performance.
(2) The Black-Scholes option-pricing model was chosen to estimate the value of the options set forth in this table. Our use of this model should not be construed as an endorsement of its accuracy of valuing options. All option valuation models, including the Black-Scholes model, require a prediction about the future movement of the share price. The following assumptions were made for the purposes of calculating the option value: an option term of 10 years, volatility of 16.50%, dividend yield at 7.70%, and interest rate of 1.23%. The real value of the options to purchase common shares in this table depends upon the actual performance of our common shares, the option holder's continued employment throughout the option period, and the date on which the options are exercised.

         The following table sets forth certain information concerning option exercises during 2002 and unexercised options held by our named executive officers at December 31, 2002:

                 Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values

                              Shares
                             Acquired     Value      Number of Securities Underlying   Value of Unexercised in-the-money
                                on       Realized        Unexercised Options at                  Options at
         Name               Exercise(#)     ($)           December 31, 2002 (#)            December 31, 2002 ($)(1)
--------------------------------------------------------------------------------------------------------------------------

                                                       Exercisable     Unexercisable    Exercisable      Unexercisable
--------------------------------------------------------------------------------------------------------------------------

Thomas H. Lowder                    -      $ -          139,725          183,620        $846,419          $559,433

C. Reynolds Thompson, III      26,862    189,738          2,520          102,183           5,304           487,769

Howard B. Nelson, Jr.          24,130    182,825         15,000           72,353          53,475           332,236

John N. Hughey                  9,535     82,662         20,003           53,294         131,299           258,724

Daryl K. Mangan                     -         -               -               -                -                 -
---------------------------------------------------------------------------------------------------------------------

(1) Based on the closing price of $33.94 per common share on December 31, 2002. An option is "in-the-money" if the fair market value of the common shares subject to the option exceeds the option exercise price.

Equity Compensation Plans

         The following table summarizes information, as of December 31, 2002, relating to our equity compensation plans pursuant to which options to purchase our common shares and our restricted common shares may be granted from time to time.



                                   Number of securities      Weighted-average           Number of securities
                                       be issued upon        exercise price of       remaining available for future
                                  exercise of outstanding   outstanding options         issuance under equity
Plan Category                     options, warrants, and    warrants and rights          compensation plans
                                        rights (a)                 (b)              (excluding securities reflected
                                                                                             in column (a))
-----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders (1)          1,621,786 (2)           $28.88 (3)                    1,756,028

Equity compensation plans not
approved by security holders                     -                    -                                 -
-----------------------------------------------------------------------------------------------------------------------------
Total                                     1,621,786               $28.88                         1,756,028

(1) These plans include our Employee Share Option and Restricted Share Plan, as amended in 1998, our Non-Employee Trustee Share Plan, as amended in 1997, and our Trustee Share Option Plan, as amended in 1997.
(2) Includes 80,516 restricted shares and performance-based restricted shares to be exercised at December 31, 2002.
(3) Weighted-average exercise price of outstanding options; excludes value of outstanding restricted shares.

Defined Benefit Plan

         We maintain a retirement plan for all of our employees hired before January 1, 2002. An employee becomes eligible to participate in the plan on January 1 or July 1 following the first anniversary of his or her employment or when the person reaches age 21, if later. Benefits are based upon the number of years of service (maximum 25 years) and the average of the participant's earnings during the five highest years of compensation during the final 10 years of employment. Each participant accrues a benefit at a specified percentage of compensation up to the Social Security covered compensation level, and at a higher percentage of compensation above the social security covered compensation level. A participant receives credit for a year of service for every year in which 1,000 hours are completed in the employment.

         The following table reflects estimated annual benefits payable upon retirement under the retirement plan as a single life annuity commencing at age 65.

Pension Plan Table
                                Years of Service
----------------------- ----------------- ----------------- ----------------- ---------------- -------------
     Remuneration              5                 10                15               20              25
----------------------- ----------------- ----------------- ----------------- ---------------- -------------

       $100,000             $ 7,600           $15,200           $22,800           $30,400        $38,000
       $125,000             $ 9,500           $19,000           $28,500           $38,000        $47,500
       $150,000             $11,400           $22,800           $34,200           $45,600        $57,000
   $200,000 or over         $15,200           $30,400           $45,600           $60,800        $76,000

         The benefits shown are limited by the current statutory limitations that restrict the amount of benefits that can be paid from a qualified retirement plan. The statutory limit on compensation that may be recognized in calculating benefits is $200,000 for 2002 in accordance with Section 401(a)(7) of the Internal Revenue Code. This limit is subject of cost-of living adjustments. The amounts shown in the table are not subject to any deduction from Social Security or other-offset amounts.


         Covered compensation under the plan includes the employees' base salary and other earnings received from us. Thomas H. Lowder has 28 years of covered service under the plan, Howard B. Nelson, Jr. has 18 years of service, C. Reynolds Thompson, III has 6 years of service, John N. Hughey has 20 years of service, and Daryl K. Mangan has 1 year of service.

Employment Agreement

         Thomas H. Lowder, our president and chief executive officer, entered into an employment agreement with us in September 1993. This agreement provides for an initial term of three years, with automatic renewals for successive one-year terms if neither party delivers notice of non-renewal at least six months prior to the next scheduled expiration date. The agreement provides for annual compensation of at least $275,000 and incentive compensation on substantially the same terms as set forth in the description of the Annual Incentive Plan. See "Report on Executive Compensation - Annual Incentive Plan." The agreement includes provisions restricting Mr. Lowder from competing with us during employment and, except in certain circumstances, for two years after termination of employment. In addition, in the event of disability or termination by us without cause or by the employee with cause, the agreement provides that we must pay Mr. Lowder the greater of (i) his base compensation and benefits for the remainder of the employment term or (ii) six months' base compensation and benefits.

         None of our other named executive officers, or any of our other executive officers, has an employment agreement with us.

                 EXECUTIVE COMPENSATION COMMITTEE INTERLOCKS AND
                              INSIDER PARTICIPATION

         The executive compensation committee was comprised of Messrs. Claude B. Nielsen, M. Miller Gorrie, William M. Johnson, James K. Lowder and Herbert A. Meisler during 2002. None of these five members was our employee during 2002. In addition, no interlocking relationship existed between these members and any member of any other company's board of directors, board of trustees or compensation committee during that period.

          However, Mr. J. Lowder is the brother of Mr. T. Lowder, our chairman of the board, president and chief executive officer. As described below, Messrs. Gorrie and J. Lowder, who are members of the executive compensation committee, own interests in certain entities that engaged in transactions with us during 2002. These transactions were approved by a majority of our independent trustees.

          We engaged Lowder Construction Company, Inc., of which Mr. J. Lowder serves as the chairman of the board and in which each of Messrs. J. Lowder and
T. Lowder indirectly owns a 50% interest, to serve as construction manager for two multifamily development projects during 2002. We paid a total of $1.6 million during 2002, of which $1.5 million of which was then paid to unaffiliated subcontractors for the construction of these development projects. We had no outstanding construction invoices and retainage payable to Lowder Construction Company, Inc. at December 31, 2002.

         Brasfield & Gorrie General Contractors, Inc. ("B&G"), a corporation of which Mr. Gorrie is a shareholder and chairman of the board, was engaged to serve as construction manager for six office and retail development projects during 2002. We paid B&G a total of $35.3 million during 2002, of which $32.1 million was then paid to unaffiliated subcontractors. We had no outstanding construction invoices and retainage payable to B&G at December 31, 2002.

         B&G invested $1.5 million through our dividend reinvestment plan. The dividend reinvestment plan allows for optional cash purchase once a month with a 5% discount. A waiver is required for purchases over $25,000 per year. We granted B & G a waiver for this investment.

         We leased space to certain entities in which Mr. T. Lowder, Mr. J. Lowder, and Mr. Gorrie have an interest and received market rent from these entities of approximately $1.0 million, during 2002. Additionally, we provided management and leasing services to certain related entities and received fees from these entities of approximately $0.3 million during 2002.

         Colonial Insurance Agency, a corporation indirectly owned by Messrs. J. Lowder and T. Lowder and their family members, has provided insurance brokerage services for us. The aggregate amount we paid to Colonial Insurance Agency for these services during 2002 was $5.0 million. Of this amount, $4.7 million was then paid to unaffiliated insurance carriers for insurance premiums during 2002.

         In July 2002, we acquired three single-family homes located in Montgomery, Alabama from Lowder New Homes, Inc., an entity owned by The Colonial Company, in which Mr. T. Lowder and Mr. J. Lowder each indirectly own 50%, for a total purchase price of approximately $0.5 million.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During fiscal year 2002, we engaged in certain transactions with entities in which some of our trustees and executive officers had a financial interest. All but one of these transactions involved members of the executive compensation committee and are described above under the caption "Compensation Committee Interlocks and Insider Participation." The additional transaction was approved by a majority of our independent trustees and is described below.

         In 2002, one of our subsidiaries acquired a 20% interest in three aircraft from NRH Enterprises, LLC (NRH) an entity in which Mr. Harold Ripps, one of our trustees, owns a 33% interest, for approximately $1.4 million. Additionally, the subsidiary entered into a joint ownership agreement with the other owners of the aircraft, including NRH, under which the subsidiary pays NRH, as agent for all of the owners of the aircraft, a monthly fee of $10,000, plus $1,400 per hour of our flight time to cover the operating expenses of the aircraft. Further, the subsidiary entered into an aircraft services agreement with MEDJET Assistance, LLC (MEDJET), an entity in which Mr. Ripps owns a 40% interest. Under this agreement, the subsidiary is obligated to pay a monthly fee of $5,000 to MEDJET for managing the use, maintenance, storage, and supervision of the aircraft. NRH pays this $5,000 to MEDJET, on behalf of the subsidiary, from the $10,000 monthly fee referred to above. During 2002, the subsidiary paid approximately $254,000 to NRH for usage and service of the aircraft under the above agreements.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information regarding the beneficial ownership of Units as of February 28, 2003 for:

          (1) each person known by CRLP to be the beneficial owner of more than five percent of the CRLP's outstanding Units,

          (2) each trustee of the Company and each Named Executive Officer and

          (3) the trustees and executive officers of the Company as a group.

         Each person named in the table has sole voting and investment power with respect to all Units shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. References in the table to "Units" are to units of limited partnership interest in the Operating Partnership. The extent to which a person held common units of Beneficial interest of Colonial Properties Trust as of February 28, 2003, under the caption "Voting Securities and Principal Holders Thereof", and is incorporated by reference in this Annual Report and shall be deemed a part hereof. Unless otherwise provided in the table, the address of each beneficial owner is Colonial Plaza, Suite 750, 2101 Sixth Avenue North, Birmingham, Alabama 35203.


Name and Business Address                           Number of        Percent of
of Beneficial Owner                                   Units           Units (1)
-------------------------------------               --------         ---------

Colonial Properties Trust...................       23,431,052          69.2%

Thomas H. Lowder .. ........................        2,938,373  (2)      8.7%

James K. Lowder ............................        1,925,397  (3)      5.7%
2000 Interstate Parkway
Suite 400
Montgomery, Alabama  36104

Carl F. Bailey .............................           17,595             *

M. Miller Gorrie ...........................          266,523  (4)        *

William M. Johnson .........................          628,786  (5)      1.9%

Herbert A. Meisler .........................          619,034  (6)      1.8%

Claude B. Nielsen ..........................           17,595             *

Harold W. Ripps ............................        1,925,975           5.7%

Donald T. Senterfitt .......................            2,159             *

C. Reynolds Thompson, III ..................           17,595             *

Howard B. Nelson, Jr. ......................           17,595             *

John H. Hughey .............................           17,595             *

Daryl K. Mangan ............................               -              *

All executive officers and trustees as a group
    (19 persons) ...........................        7,106,936  (7)     21.0%

----------------------

*         Less than 1%
(1) The number of units outstanding as of February 28, 2003 was 33,881,893.
(2) Includes 466,521 Units owned by Thomas Lowder, 89,285 Units owned by Thomas Lowder Investments, LLC, 1,369,396 Units owned by CCI, 1,012,976 Units owned by EPJV and 195 Units held in trust for the benefit of Thomas Lowder's children. Units owned by CCI are reported twice in this table, once as beneficially owned by Thomas Lowder and again as beneficially owned by James Lowder.
(3) Includes 466,521 Units owned by James Lowder, 89,285 Units owned by James Lowder Investments, LLC, 1,369,396 Units owned by CCI and 195 Units held in trust for the benefit of James Lowder's children.
(4) Includes 157,140 Units owned by MJE, LLC., and 109,383 Units owned by Mr. Gorrie.
(5) Includes 554,281 Units owned by Mr. Johnson and 74,505 Units owned by William M. Johnson Investments I, LLP, an entity controlled by Mr. Johnson.
(6) Includes 471,872 Units owned by Meisler Enterprises L.P., a limited partnership of which Mr. Meisler and his wife are sole partners, and 72,657 Units directly owned by Mr. Meisler.
(7) Units held by CCI and EPJV have been counted only once for this purpose.

Item 13.          Certain Relationships and Related Transactions.

         The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Executive Compensation Committee Interlocks and Insider Participation" and "Certain Transactions."

Item 14.          Controls and Procedures.

         Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management and support from our external auditors, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                                     Part IV

Item 15.          Exhibits, Financial Schedules, and Reports on Form 8-K.

15(a)(1) and (2)  Financial Statements and Schedules

Index to Financial Statements and Financial Statement Schedule

Financial Statements:

         The following financial statements of CRLP are included in Part II,
Item 8 of this report:

         Consolidated Balance Sheets as of December 31, 2002 and 2001

         Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2001, 2000, and 1999

         Consolidated Statements of Partner's Capital for the years ended December 31, 2002, 20001 and 2000

         Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

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

15(a)(3) Exhibits

             (1)   3.1        Declaration of Trust of Company.
             (1)   3.2        Bylaws of the Company.
             (7)   4.1        Indenture dated as of July 22, 1996, by and
                              between Colonial Realty Limited Partnership and
                              Bankers Trust Company, as amended
             (8)   4.2        First Supplemental Indenture dated as of December
                              31, 1998, by and between Colonial Realty Limited
                              Partnership and Bankers Trust Company.
             (9)  10.1        Third Amended and Restated Agreement of Limited
                              Partnership of the Operating Partnership,
                              as amended.
             (4)  10.2.1      Registration Rights and Lock-Up
                              Agreement dated September 29, 1993, among the
                              Company and the persons named therein.
             (3)  10.2.2      Registration Rights and Lock-Up
                              Agreement dated March 25, 1997, among the
                              Company and the persons named therein.
             (3)  10.2.3      Registration Rights and Lock-Up
                              Agreement dated November 4, 1994, among the
                              Company and the persons named therein.
             (3)  10.2.4      Registration Rights and Lock-Up
                              Agreement dated August 20, 1997, among the
                              Company and the persons named therein.
             (3)  10.2.5      Registration Rights and Lock-Up
                              Agreement dated November 1, 1997, among the
                              Company and the persons named therein.
             (3)  10.2.6      Registration Rights and Lock-Up
                              Agreement dated July 1, 1997, among the Company
                              and the persons named therein.
             (3)  10.2.7      Registration Rights and Lock-Up
                              Agreement dated July 1, 1996, among the Company
                              and the persons named therein.
             (8)  10.2.8      Registration Rights Agreement dated
                              February 23, 1999, among the Company, Belcrest
                              Realty Corporation, and Belair Real Estate
                              Corporation.
             (8)  10.2.9      Registration Rights and Lock-Up
                              Agreement dated July 1, 1998, among the Company
                              and the persons named therein.
             (8)  10.2.10     Registration Rights and Lock-Up
                              Agreement dated July 31, 1997, among the
                              Company and the persons named therein.
             (8)  10.2.11     Registration Rights and Lock-Up
                              Agreement dated November 18, 1998, among the
                              Company and the persons named therein.
             (8)  10.2.12     Registration Rights and Lock-Up
                              Agreement dated December 29, 1994, among the
                              Company and the persons named therein.
             (9)  10.2.13     Registration Rights and Lock-Up
                              Agreement dated April 30, 1999, among the
                              Company and the persons named therein.
             (4)  10.6  (5)   Officers and Trustees Indemnification Agreement.
             (4)  10.7        Partnership Agreement of the Management
                              Partnership.
             (2)  10.8        Articles of Incorporation of the Management
                              Corporation, as amended.
             (4)  10.9        Bylaws of the Management Corporation.
             (6)  10.10       Credit Agreement between the Colonial Realty
                              Limited Partnership and SouthTrust Bank, National
                              Association, AmSouth Bank, N.A., Wells Fargo
                              Bank, National Association, Wachovia Bank, N.A.,
                              First National Bank of Commerce, N.A., and PNC
                              Bank, Ohio, National Association dated July 10,
                              1997, as amended on July 10, 1997 and related
                              promissory notes.
             (8)  10.11.1     Amendment to Credit Agreement dated July 10, 1998.
             (8)  10.11.2     Second Amendment to Credit Agreement dated August
                              21, 1998
             (4)  10.12 (5)   Annual Incentive Plan.
             (9)  10.13       Executive Unit Purchase Program - Program Summary
             (9)  10.14       Form of Promissory Note
             (9)  10.15       Reimbursement Agreement dated January 25, 2000
                              between Colonial Realty Limited
                              Partnership and Employee Unit Purchase Plan participants
                  12.1        Ratio of Earnings to Fixed Charges
                  23.1        Consent of PricewaterhouseCoopers LLP
                  99.1        CEO and CFO Certifications pursuant to Section 906
                              of the Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------

(1)       Incorporated by reference to the Company's Form 8-K dated November 5,
          1997.

(2) Incorporated by reference to the same titled and number exhibit in the Company's Annual Report on Form 10-K dated December 31, 1994.

(3) Incorporated by reference to the same titled and number exhibit in the Company's Annual Report on Form 10-K dated December 31, 1997.

(4) Incorporated by reference to the same titled and numbered exhibit in the Company's Registration Statement on Form S-11, No. 33-65954.

(5) Management contract or compensatory plan required to be filed pursuant to Item 15(c) of Form 10-K.

(6) Incorporated by reference to the same titled and number exhibit in the Company's Quarterly Report on Form 10-Q dated June 30, 1997.

(7) Incorporated by reference to (i) Exhibit D to the Form 8-K dated July 19, 1996, filed by Colonial Realty Limited Partnership, and (ii) Exhibit B to the Form 8-K dated December 6, 1996, filed by Colonial Realty Limited Partnership.

(8) Incorporated by reference to the same titled and numbered exhibit in the Company's Annual Report on Form 10-K dated December 31, 1998.

(9) Incorporated by reference to the same titled and numbered exhibit in the Company's Annual Report on Form 10-K dated December 31, 1999.

15(b)    Reports on Form 8-K

                  Reports on Form 8-K filed during the last quarter of 2002:
                  None

15(c)             Exhibits

                  The list of Exhibits filed with this report is set forth in response to Item 15(a)(3).

15(d)             Financial Statements

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2003.

                                 COLONIAL REALTY LIMITED PARTNERSHIP
                                  a Delaware limited partnership
                             By: Colonial Properties Trust, its general
                                 partner



                             By:  /s/ Howard B. Nelson, Jr.
                                 --------------------------------
                                      Howard B. Nelson, Jr.
                                      Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities with Colonial Properties Trust indicated on March 28, 2003.

                     Signature

         /s/Thomas H. Lowder                         Chairman of the Board,
                                                     President,
---------------------------------------------------  and Chief Executive Officer
           Thomas H. Lowder

         /s/Howard B. Nelson, Jr.                    Chief Financial Officer
---------------------------------------------------
           Howard B. Nelson, Jr.

         /s/Kenneth E. Howell                        Senior Vice President-Chief
---------------------------------------------------  Accounting Officer
           Kenneth E. Howell

         /s/Carl F. Bailey                           Trustee
---------------------------------------------------
           Carl F. Bailey

         /s/M. Miller Gorrie                         Trustee
---------------------------------------------------
           M. Miller Gorrie

         /s/William M. Johnson                       Trustee
---------------------------------------------------
           William M. Johnson

         /s/James K. Lowder                          Trustee
---------------------------------------------------
           James K. Lowder

         /s/Herbert A. Meisler                       Trustee
---------------------------------------------------
           Herbert A. Meisler

         /s/Clause B. Nielsen                        Trustee
---------------------------------------------------
           Claude B. Nielsen

         /s/Harold W. Ripps                          Trustee
---------------------------------------------------
           Harold W. Ripps

         /s/Donald T. Senterfitt                     Trustee
---------------------------------------------------
           Donald T. Senterfitt

                              CERTIFICATIONS UNDER
                      SECTION 302 OF THE SARBANES-OXLEY ACT

                                  CERTIFICATION

I, Thomas H. Lowder, certify that:

1.   I have reviewed this annual report of Colonial Realty Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003


/s/ Thomas H. Lowder
------------------
    Thomas H. Lowder
    Chief Executive Officer

                              CERTIFICATIONS UNDER
                      SECTION 302 OF THE SARBANES-OXLEY ACT

                                  CERTIFICATION

I, Howard B. Nelson Jr., certify that:

1.   I have reviewed this annual report of Colonial Realty Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003


/s/  Howard B. Nelson, Jr.
--------------------------
     Howard B. Nelson, Jr.
     Chief Financial Officer


                                  SCHEDULE III
                       COLONIAL REALTY LIMITED PARTNERSHIP
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                               December 31, 2002

                                                                                                                Gross Amount
                                                                                                                  at Which
                                                                   Initial Cost to                Cost           Carried at
                                                                       Company                 Capitalized     Close of Period
                                                          ---------------------------------                    --------------
                                                                             Buildings and    Subsequent to
             Description                  Encumbrances         Land          Improvements      Acquisition          Land
--------------------------------------   ---------------  ---------------   ---------------  ---------------   --------------

 Multifamily:
     CG at Citrus Park                              -0-        1,323,593               -0-       11,314,187        1,328,323
     CG at Cypress Crossing                         -0-        8,781,859               -0-       12,741,309        2,125,136
     CG at Edgewater                         21,541,461        1,540,000        12,671,606       13,668,719        2,602,325
     CG at Galleria                          22,400,000        4,600,000        39,078,925        5,297,592        4,600,000
     CG at Galleria II                              -0-          758,439         7,902,382          134,307          758,439
     CG at Galleria Woods                     9,375,014        1,220,000        12,480,949          669,222        1,220,000
     CG at Heather Glen                             -0-        3,800,000               -0-       30,874,797        4,134,235
     CG at Heathrow                                 -0-        2,560,661        17,612,990          751,562        2,560,661
     CG at Hunter's Creek                    30,135,196       33,264,022               -0-        1,080,626        5,308,112
     CG at Lakewood Ranch                           -0-        2,320,442               -0-       19,927,999        2,148,814
     CG at Liberty Park                             -0-        2,296,019               -0-       25,030,078        2,296,019
     CG at Madison                           17,396,855        1,689,400               -0-       22,115,057        2,284,794
     CG at Natchez Trace                     10,686,065        1,312,000        16,568,050          603,159        1,317,995
     CG at Promenade                         22,471,660        1,479,352               -0-       27,074,508        1,748,879
     CG at Research Park                     12,775,000        3,680,000        29,322,067        3,068,180        3,680,000
     CG at Reservoir                          8,581,363        1,020,000               -0-       13,281,949        1,122,893
     CG at Riverchase                        20,494,557        2,340,000        25,248,548        2,700,423        2,340,000
     Colonial Center Town Park                      -0-        1,391,500               -0-       35,590,903        2,647,374
     CG at Wesleyan                                 -0-          720,000        12,760,587        6,987,021        1,404,780
     CV at Ashford Place                            -0-          537,600         5,839,838          437,367          537,600
     CV at Ashley Plantation                 24,414,040        1,160,000        11,284,785       14,805,254        2,215,490
     CV at Caledon Wood                             -0-        2,100,000        19,482,210          838,787        2,108,949
     CV at Gainesville                       26,602,227        3,360,000        24,173,649        5,035,688        3,361,850
     CV at Haverhill                                -0-        1,771,000        17,869,452        2,660,945        1,771,000
     CV at Huntleigh Woods                          -0-          745,600         4,908,990        1,246,240          745,600
     CV at Inverness                          9,900,000        1,713,668        10,352,151          837,537        1,077,849
     CV at Inverness II/III/IV                      -0-          635,819         5,927,265        8,803,608        1,859,142
     CV at Lake Mary                         22,721,386        2,145,480               -0-       20,022,703        3,634,094
     CV at Timothy Woods                      9,467,303        1,020,000        11,910,546          319,534        1,024,347
     CV at Town Park (Sarasota)                     -0-        1,566,765               -0-       19,732,717        1,640,763
     CV at Trussville                        16,847,090        1,504,000        18,800,253        1,451,857        1,510,409
     CV at Vernon Marsh                       3,400,000          960,984         3,511,596        3,683,129          960,984
     CV at Walton Way                               -0-        1,024,000         7,877,766        3,604,880        1,024,000

 Office:
     250 Commerce Street                            -0-           25,000           200,200        2,477,004           25,000
     901 Maitland  Center                           -0-        2,335,035        14,398,193          130,978        2,335,035
     AmSouth Center                                 -0-          764,961               -0-       20,215,623          764,961
     Colonial Center 100 at Town Park               -0-        1,391,500               -0-       18,343,674        1,515,878
     Colonial Center 600 at Town Park               -0-              -0-               -0-       25,628,259        1,915,200
     Colonial Center at Mansell Overlook     16,671,336        4,540,000        44,012,971       78,289,528        2,016,812
     Colonial Center Colonnade                      -0-        6,299,310                         40,773,192        6,299,310
     Colonial Center Heathrow                43,669,916       13,548,715        97,256,123          152,195       13,548,715
     Colonial Center Lakeside                       -0-          423,451         8,313,291        1,875,795          425,255
     Colonial Center Research Park                  -0-        1,003,865               -0-       12,438,799        1,003,865
     Colonial Plaza                                 -0-        1,001,375        12,381,023        5,882,978        1,005,642
     Concourse Center                               -0-        4,875,000        25,702,552        1,493,134        4,875,000
     Emmett R. Johnson Building                     -0-        1,794,672        14,801,258        1,595,930        1,794,672
     Independence Plaza                             -0-        1,505,000         6,018,476        3,486,149        1,505,000
     International Park                             -0-        1,279,355         5,668,186       19,633,644        3,087,151
     Interstate Park                          2,852,228        1,125,990         7,113,558       11,941,730        1,125,988
     Perimeter Corporate Park                 4,822,798        1,422,169        18,377,648        3,411,302        1,422,169
     Progress Center                                -0-          521,037        14,710,851        3,383,192          523,258
     Riverchase Center                              -0-        1,916,727        22,091,651        3,419,299        1,924,895
     Shoppes at Mansell                             -0-          600,000         3,089,565           50,741          600,000

 Retail:
     Britt David Shopping Center                    -0-        1,755,000         4,951,852          499,611        1,755,000
     Colonial Brookwood Village                     -0-        8,136,700        24,435,002       64,865,084        8,171,373
     Colonial Mall Auburn-Opelika                   -0-          103,480               -0-       18,405,485          698,153
     Colonial Mall Bel Air                          -0-        7,517,000        80,151,190        7,538,350        7,517,000
     Colonial Mall Burlington                       -0-        4,120,000        25,632,587        3,084,307        4,137,557
     Colonial Mall Decatur                          -0-        3,262,800        23,636,229        3,958,019        3,262,800
     Colonial Mall Gadsden                          -0-          639,577               -0-       22,818,413          639,577
     Colonial Mall Glynn Place                      -0-        3,588,178        22,514,121        2,674,305        3,603,469
     Colonial Mall Greenville                       -0-        4,433,000        24,812,243        6,705,733        4,433,000
     Colonial Mall Lakeshore                        -0-        4,646,300        30,973,239        3,431,412        4,666,100
     Colonial Mall Mrytle Beach                     -0-        9,099,972        33,663,654        5,925,080        9,163,149
     Colonial Mall Staunton                         -0-        2,895,000        15,083,542        4,486,671        2,907,337
     Colonial Mall Temple                           -0-        2,981,736        23,503,930        6,306,683        2,981,736
     Colonial Mall Valdosta                         -0-        5,377,000        30,239,796        4,182,494        4,478,413
     Colonial Mall Macon                            -0-        1,684,875               -0-       95,831,980        5,508,562
     Colonial Mayberry Mall                         -0-          862,500         3,778,590          710,721          866,175
     Colonial Promenade Bardmoor                    -0-        1,989,019         9,047,663          770,284        1,989,019
     Colonial Promenade Beechwood                   -0-        2,565,550        19,647,875        3,480,385        2,576,483
     Colonial Promenade Burnt Store                 -0-        3,750,000         8,198,677          242,605        3,750,000
     Colonial Promenade Hunter's Creek              -0-        4,181,760        13,023,401          386,625        4,181,760
     Colonial Promenade Lakewood                    -0-        2,984,522        11,482,512        2,944,731        2,997,240
     Colonial Promenade Montgomery           12,193,529        3,788,913        11,346,754        1,566,049        4,332,432
     Colonial Promenade Montgomery N                -0-        2,400,000         5,664,858          588,167        2,401,182
     Colonial Promenade Northdale                   -0-        3,059,760         8,054,090        7,130,766        3,059,760
     Colonial Promenade Trussville                  -0-        4,201,186               -0-       28,309,788        4,213,537
     Colonial Promenade Tutwiler Farm               -0-       10,287,026               -0-       17,826,572       10,288,138
     Colonial Promenade University Park      11,958,595        6,946,785        20,104,517       (9,766,068)       5,001,467
     Colonial Promenade Wekiva                      -0-        2,817,788        15,302,375          493,709        2,817,788
     Colonial Promenade Winter Haven                -0-        1,768,586         3,928,903        4,923,825        4,045,045
     Colonial Shoppes at Inverness                  -0-        1,680,000         1,387,055           99,257        1,687,159
     Colonial Shoppes Bear Lake                     -0-        2,134,440         6,551,683          526,280        2,134,440
     Colonial Shoppes Bellwood                      -0-          330,000               -0-        5,225,990          330,000
     Colonial Shoppes McGehee                       -0-          197,152               -0-        5,939,024          197,152
     Colonial Shoppes Quaker Village                -0-          931,000         7,901,874          877,768          934,967
     Colonial Shoppes Stanley                       -0-          450,000         1,657,870          117,217          433,906
     Colonial Shoppes Yadkinville                   -0-        1,080,000         1,224,136        3,393,242        1,084,602
     Old Springville Shopping Center                -0-          272,594               -0-        3,411,101          277,975
     Olde Town Shopping Center                      -0-          343,325               -0-        2,842,835          343,325
     P&S Building                                   -0-          104,089           558,646          274,623          104,089
     Rivermont Shopping Center                      -0-          515,250         2,332,486          364,777          517,446
     Shops at Colonnade                             -0-        2,468,092         4,034,205           27,971        2,468,092
     Village at Roswell Summit                1,510,544          450,000         2,563,642          224,119          451,918

 Active Development Projects:

     CG at North Heathrow  Phase II                 -0-        3,363,141               -0-        1,282,742        4,645,883
     Colonial TownPark Mixed Use                    -0-              -0-               -0-        1,792,375
     Colonial Center 200 at Town Park               -0-              -0-               -0-       15,833,616        1,492,318
     Colonial Promenade Trussville  II              -0-        1,476,871               -0-          607,237        2,084,108
     Other Miscellaneous Projects                   -0-              -0-               -0-        5,469,947

 Unimproved Land:
     Colonial Center Mansell Overlook               -0-        2,664,265               -0-        6,419,014        9,083,279
     Colonial TownPark Infrastructure               -0-       25,933,612               -0-       (4,219,910)      21,713,702
     Colonial Center Heathrow                       -0-       12,250,568               -0-          983,387       13,233,955
     CV at Town Park Infrastructure                 -0-        1,184,919               -0-        3,784,017        4,968,936
     CG at Wesleyan III                             -0-          230,643               -0-            8,691          239,334
     Lakewood Ranch                                 -0-           47,990               -0-        2,370,313        1,479,297
     Twin Lakes                                     -0-       10,117,524               -0-        3,280,431       13,397,955
     Corporate Assets                               -0-              -0-               -0-        8,295,841              -0-
     Other Land                                     -0-        1,143,896               -0-         (858,307)         285,589

                                         ---------------  ---------------   ---------------  ---------------   --------------
                                          $ 382,888,161    $ 323,928,749    $ 1,107,109,349   $ 949,710,374    $ 316,847,337
                                         ===============  ===============   ===============  ===============   ==============


                                  SCHEDULE III
                       COLONIAL REALTY LIMITED PARTNERSHIP
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                               December 31, 2002

                                                    Gross Amount at Which                                        Date
                                                   Carried at Close of Period                                   Acquired/     Depr.
                                                ---------------------------------
                                                 Buildings and                      Accumulated       Date      Placed in    Lives-
                     Description                 Improvements         Total         Depreciation    Completed    Service      Years
        -------------------------------------   ---------------  ----------------  --------------   ----------   ----------  -------

         Multifamily:
            CG at Citrus Park                       11,309,456      $ 12,637,780     2,102,857      1999         1997    7-40  Years
            CG at Cypress Crossing                  19,398,032      $ 21,523,168     3,377,231      1999         1998    7-40  Years
            CG at Edgewater                         25,278,000      $ 27,880,325     6,498,478      1990         1994    7-40  Years
            CG at Galleria                          44,376,517      $ 48,976,517    10,258,618      1986         1994    7-40  Years
            CG at Galleria II                        8,036,689       $ 8,795,128     1,837,595      1996         1996    7-40  Years
            CG at Galleria Woods                    13,150,171      $ 14,370,171     3,255,641      1994         1996    7-40  Years
            CG at Heather Glen                      30,540,563      $ 34,674,797     3,852,115      2000         1998    7-40  Years
            CG at Heathrow                          18,364,552      $ 20,925,213     4,420,089      1997        1994/97  7-40  Years
            CG at Hunter's Creek                    29,036,536      $ 34,344,648     6,829,306      1996         1996    7-40  Years
            CG at Lakewood Ranch                    20,099,627      $ 22,248,441     3,200,044      1999         1997    7-40  Years
            CG at Liberty Park                      25,030,078      $ 27,326,096     2,803,449      2000         1998    7-40  Years
            CG at Madison                           21,519,663      $ 23,804,457     2,722,469      2000         1998    7-40  Years
            CG at Natchez Trace                     17,165,215      $ 18,483,209     3,345,739     1995/97       1997    7-40  Years
            CG at Promenade                         26,804,981      $ 28,553,860     3,240,093      1992         1992    7-40  Years
            CG at Research Park                     32,390,247      $ 36,070,247     8,435,537     1987/94       1994    7-40  Years
            CG at Reservoir                         13,179,056      $ 14,301,949     1,533,767      2000         1998    7-40  Years
            CG at Riverchase                        27,948,971      $ 30,288,971     6,726,512     1984/91       1994    7-40  Years
            Colonial Center Town Park               34,335,029      $ 36,982,403     1,793,468      2002         2000    7-40  Years
            CG at Wesleyan                          19,062,828      $ 20,467,608     3,846,366      1997        1996/97  7-40  Years
            CV at Ashford Place                      6,277,205       $ 6,814,805     1,170,438      1983         1996    7-40  Years
            CV at Ashley Plantation                 25,034,549      $ 27,250,039     3,981,565      1997         1998    7-40  Years
            CV at Caledon Wood                      20,312,049      $ 22,420,997     3,796,594     1995/96       1997    7-40  Years
            CV at Gainesville                       29,207,487      $ 32,569,337     8,653,500    1989/93/94     1994    7-40  Years
            CV at Haverhill                         20,530,397      $ 22,301,397     3,132,739      1998         1998    7-40  Years
            CV at Huntleigh Woods                    6,155,230       $ 6,900,830     1,701,092      1978         1994    7-40  Years
            CV at Inverness                         11,825,507      $ 12,903,356     3,169,232    1986/87/90   1986/87/907-40  Years
            CV at Inverness II/III/IV               13,507,550      $ 15,366,692     5,088,884      1997         1997    7-40  Years
            CV at Lake Mary                         18,534,089      $ 22,168,183     6,768,047     1991/95      1991/95  7-40  Years
            CV at Timothy Woods                     12,225,734      $ 13,250,080     2,405,321      1996         1997    7-40  Years
            CV at Town Park (Sarasota)              19,658,720      $ 21,299,482     1,290,772      2002         2000    7-40  Years
            CV at Trussville                        20,245,701      $ 21,756,110     4,189,662     1996/97       1997    7-40  Years
            CV at Vernon Marsh                       7,194,725       $ 8,155,709     2,547,600     1986/87      1986/93  7-40  Years
            CV at Walton Way                        11,482,646      $ 12,506,646     1,393,285     1970/88       1998    7-40  Years

        Office:
            250 Commerce Street                      2,677,204       $ 2,702,204     2,463,667     1904/81       1980    7-40  Years
            901 Maitland  Center                    14,529,171      $ 16,864,206       273,296      1985         2002    7-40  Years
            AmSouth Center                          20,215,623      $ 20,980,584     8,773,278      1990         1990    7-40  Years
            Colonial Center 100 at Town Park        18,219,296      $ 19,735,174     1,215,513      2001         2000    7-40  Years
            Colonial Center 600 at Town Park        23,713,059      $ 25,628,259       307,955      2002         2000    7-40  Years
            Colonial Center at Mansell Overlook    124,825,687     $ 126,842,499    11,636,161    1987/96/97/00  1997    7-40  Years
            Colonial Center Colonnade               40,773,192      $ 47,072,502       589,720     1989/99       2002    7-40  Years
            Colonial Center Heathrow                97,408,318     $ 110,957,033       811,951    1988/96-00     2002    7-40  Years
            Colonial Center Lakeside                10,187,282      $ 10,612,537     1,493,642     1989/90       1997    7-40  Years
            Colonial Center Research Park           12,438,798      $ 13,442,664     1,583,578      1999         1998    7-40  Years
            Colonial Plaza                          18,259,734      $ 19,265,376     2,588,364      1982         1997    7-40  Years
            Concourse Center                        27,195,686      $ 32,070,686     3,073,410     1981/85       1998    7-40  Years
            Emmett R. Johnson Building              16,397,189      $ 18,191,861     1,447,050     1982/95       1999    7-40  Years
            Independence Plaza                       9,504,625      $ 11,009,625     1,020,849     1981/92       1998    7-40  Years
            International Park                      23,494,034      $ 26,581,185     2,891,446     1987/89       1997    7-40  Years
            Interstate Park                         19,055,290      $ 20,181,278     7,483,848    1982-85/89   1982-85/897-40  Years
            Perimeter Corporate Park                21,788,950      $ 23,211,119     2,867,238     1986/89       1998    7-40  Years
            Progress Center                         18,091,822      $ 18,615,080     2,758,686     1983-91       1997    7-40  Years
            Riverchase Center                       25,502,782      $ 27,427,677     4,047,656     1984-88       1997    7-40  Years
            Shoppes at Mansell                       3,140,306       $ 3,740,306       349,790     1996/97       1998    7-40  Years

         Retail:
            Britt David Shopping Center              5,451,463       $ 7,206,463     1,084,769      1990         1994    7-40  Years
            Colonial Brookwood Village              89,265,413      $ 97,436,786     7,401,520    1973/91/00     1997    7-40  Years
            Colonial Mall Auburn-Opelika            17,810,813      $ 18,508,965    11,249,030    1973/84/89   1973/84/897-40  Years
            Colonial Mall Bel Air                   87,689,540      $ 95,206,540    10,468,603    1966/90/97     1998    7-40  Years
            Colonial Mall Burlington                28,699,338      $ 32,836,894     4,197,378    1969/86/94     1997    7-40  Years
            Colonial Mall Decatur                   27,594,248      $ 30,857,048     6,128,088     1979/89       1993    7-40  Years
            Colonial Mall Gadsden                   22,818,413      $ 23,457,990    13,316,043     1974/91       1974    7-40  Years
            Colonial Mall Glynn Place               25,173,135      $ 28,776,604     4,200,172      1986         1997    7-40  Years
            Colonial Mall Greenville                31,517,976      $ 35,950,976     3,805,265    1965/89/99     1999    7-40  Years
            Colonial Mall Lakeshore                 34,384,851      $ 39,050,951     5,551,016     1984-87       1997    7-40  Years
            Colonial Mall Mrytle Beach              39,525,558      $ 48,688,706     6,915,370      1986         1996    7-40  Years
            Colonial Mall Staunton                  19,557,876      $ 22,465,213     3,131,979    1969/86/97     1997    7-40  Years
            Colonial Mall Temple                    29,810,613      $ 32,792,349     2,322,794                   2000    7-40  Years
            Colonial Mall Valdosta                  35,320,876      $ 39,799,290     5,416,888     1982-85       1997    7-40  Years
            Colonial Mall Macon                     92,008,293      $ 97,516,855    29,982,448    1975/88/97    1975/88  7-40  Years
            Colonial Mayberry Mall                   4,485,636       $ 5,351,811       734,421     1968/86       1997    7-40  Years
            Colonial Promenade Bardmoor              9,817,947      $ 11,806,966     1,699,273      1981         1996    7-40  Years
            Colonial Promenade Beechwood            23,117,327      $ 25,693,810     3,714,517     1963/92       1997    7-40  Years
            Colonial Promenade Burnt Store           8,441,282      $ 12,191,282     1,861,529      1990         1994    7-40  Years
            Colonial Promenade Hunter's Creek       13,410,026      $ 17,591,786     2,297,568     1993/95       1996    7-40  Years
            Colonial Promenade Lakewood             14,414,525      $ 17,411,765     2,141,556      1995         1997    7-40  Years
            Colonial Promenade Montgomery           12,369,284      $ 16,701,716     3,943,667      1990         1993    7-40  Years
            Colonial Promenade Montgomery N          6,251,843       $ 8,653,025       800,826      1997         1995    7-40  Years
            Colonial Promenade Northdale            15,184,856      $ 18,244,616     1,860,270     1988/00       1995    7-40  Years
            Colonial Promenade Trussville           28,297,437      $ 32,510,974     1,854,071      2000         1998    7-40  Years
            Colonial Promenade Tutwiler Farm        17,825,461      $ 28,113,599       929,261      2000         1999    7-40  Years
            Colonial Promenade University Park      12,283,767      $ 17,285,234     5,249,535     1986/89       1993    7-40  Years
            Colonial Promenade Wekiva               15,796,084      $ 18,613,872     2,634,674      1990         1996    7-40  Years
            Colonial Promenade Winter Haven          6,576,270      $ 10,621,314     1,358,098      1986         1995    7-40  Years
            Colonial Shoppes at Inverness            1,479,152       $ 3,166,312       236,726      1984         1997    7-40  Years
            Colonial Shoppes Bear Lake               7,077,963       $ 9,212,403     1,429,432      1990         1995    7-40  Years
            Colonial Shoppes Bellwood                5,225,990       $ 5,555,990     1,743,713      1988         1988    7-40  Years
            Colonial Shoppes McGehee                 5,939,024       $ 6,136,176     2,039,993      1986         1986    7-40  Years
            Colonial Shoppes Quaker Village          8,775,674       $ 9,710,642     1,216,063    1968/88/97     1997    7-40  Years
            Colonial Shoppes Stanley                 1,791,181       $ 2,225,087       304,599     1987/96       1997    7-40  Years
            Colonial Shoppes Yadkinville             4,612,776       $ 5,697,378       622,689     1971/97       1997    7-40  Years
            Old Springville Shopping Center          3,405,720       $ 3,683,695     2,905,191      1982         1982    7-40  Years
            Olde Town Shopping Center                2,842,835       $ 3,186,160     1,108,691     1978/90      1978/90  7-40  Years
            P&S Building                               833,269         $ 937,358       624,702    1946/76/91     1974    7-40  Years
            Rivermont Shopping Center                2,695,067       $ 3,212,513       426,654     1986/97       1997    7-40  Years
            Shops at Colonnade                       4,062,176       $ 6,530,268           -0-      1989         2002    7-40  Years
            Village at Roswell Summit                2,785,843       $ 3,237,761       389,212      1988         1997    7-40  Years

        Active Development Projects:

            CG at North Heathrow  Phase II                           $ 4,645,883                     N/A         1997        N/A
            Colonial TownPark Mixed Use              1,792,375       $ 1,792,375                     N/A         2000        N/A
            Colonial Center 200 at Town Park        14,341,298      $ 15,833,616       246,973      2002         2000    7-40  Years
            Colonial Promenade Trussville  II                        $ 2,084,108                     N/A         2002        N/A
            Other Miscellaneous Projects             5,469,947       $ 5,469,947                     N/A         2002        N/A
        Unimproved Land:
            Colonial Center Mansell Overlook                         $ 9,083,279                     N/A         1997        N/A
            Colonial TownPark Infrastructure                        $ 21,713,702                     N/A         1999        N/A
            Colonial Center Heathrow                                $ 13,233,955                     N/A         2002        N/A
            CV at Town Park Infrastructure                           $ 4,968,936                     N/A         2000        N/A
            CG at Wesleyan III                                         $ 239,334                     N/A         1996        N/A
            Lakewood Ranch                             939,006       $ 2,418,303                     N/A         1999        N/A
            Twin Lakes                                              $ 13,397,955                     N/A         2000        N/A
            Corporate Assets                         8,295,841       $ 8,295,841     4,573,440       N/A          N/A        N/A
            Other Land                                                 $ 285,589                     N/A          N/A        N/A


                                                ---------------  ----------------  ------------
                                                $ 2,063,901,135  $ 2,380,748,472  $351,163,908
                                                ===============  ================ =============


                              NOTES TO SCHEDULE III
                       COLONIAL REALTY LIMITED PARTNERSHIP
                               December 31, 2002


(1) The aggregate cost for Federal Income Tax purposes was approximately $1.9 billion at December 31, 2002.

(2) See description of mortgage notes payable in Note 8 of Notes to Consolidated Financial Statements.

(3) The following is a reconciliation of real estate to balances reported at the beginning of the year:


                                        Reconciliation of Real Estate

                                                         2002               2001              2000
                                                     --------------    ---------------   ---------------
      Real estate investments:
         Balance at beginning of year                $ 2,218,778,048   $ 2,106,563,153   $ 2,006,823,011
            Acquisitions of new property               196,009,181                -0-        29,608,188
            Improvements and development                93,660,958        194,303,821       138,186,127
            Dispositions of property                  (127,699,715)       (82,088,926)      (68,054,173)
                                                     --------------    ---------------   ---------------

         Balance at end of year                      $ 2,380,748,472   $ 2,218,778,048   $ 2,106,563,153
                                                     ==============    ===============   ===============



                                 Reconciliation of Accumulated Depreciation

                                                         2002               2001              2000
                                                     --------------    ---------------   ---------------
      Accumulated depreciation:
         Balance at beginning of year                $ 310,439,292      $ 255,730,341     $ 206,448,061
            Depreciation                                73,602,948         64,692,784        59,548,811
            Depreciation of disposition of property    (32,886,016)        (9,983,833)      (10,266,531)
                                                     --------------    ---------------   ---------------

         Balance at end of year                       $351,156,224       $310,439,292      $255,730,341
                                                     ==============    ===============   ===============