Form 10-Q
period 2003-03-31
COLONIAL REALTY LIMITED PARTNERSHIP
filed 2003-05-15
CIK 1013844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended:                 Commission File Number: 0-20707
March 31, 2003


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

                                 (205) 250-8700
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. YES x   NO
                                             ---    ---

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2).

         YES  x        NO
             ----         ----

                       COLONIAL REALTY LIMITED PARTNERSHIP
                               INDEX TO FORM 10-Q

                                                                           Page
PART I:  FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

                 Consolidated Condensed Balance Sheets as of
                 March 31, 2003 and December 31, 2002                        3

                 Consolidated Condensed Statements of Income for the         4
                 Three Months Ended March 31, 2003 and 2002

                 Consolidated Condensed Statements of Cash Flows
                 for the Three Months Ended March 31, 2003 and 2002          5

                 Notes to Consolidated Condensed Financial Statements        6

                 Report of Independent Accountants                          12

     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       13

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk    18

     Item 4.  Controls and Procedures                                       18

PART II:  OTHER INFORMATION


         Item 2.  Changes in Securities                                     19

         Item 6.  Exhibits and Reports on Form 8-K                          19

SIGNATURES                                                                  20

EXHIBITS                                                                    21

                       COLONIAL REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                              --------------------


                                                       (Unaudited)
                                                        March 31,     December 31,
                                                          2003           2002
                                                       -----------    -----------
                                ASSETS

Land, buildings, & equipment, net ..................   $ 1,912,401    $ 1,947,072
Undeveloped land and construction in progress ......        87,046         82,520
Cash and equivalents ...............................        15,984          6,236
Restricted cash ....................................         1,425          1,481
Accounts receivable, net ...........................         9,389         10,395
Prepaid expenses ...................................         6,417          7,560
Notes receivable ...................................         1,175          1,307
Deferred debt and lease costs, net .................        22,455         23,157
Investment in unconsolidated subsidiaries ..........        35,874         36,265
Other assets .......................................        14,371         13,780
                                                       -----------    -----------

                                                       $ 2,106,537    $ 2,129,773
                                                       ===========    ===========


                   LIABILITIES AND PARTNERS' CAPITAL

Notes and mortgages payable ........................   $ 1,240,984    $ 1,262,193
Accounts payable ...................................        14,333         16,749
Accrued interest ...................................        11,724         13,974
Accrued expenses ...................................        10,663          6,516
Tenant deposits ....................................         3,152          3,201
Unearned rent ......................................         2,531          7,736
Other liabilities ..................................         4,434          4,497
                                                       -----------    -----------

        Total liabilities ..........................     1,287,821      1,314,866
                                                       -----------    -----------

Redeemable units, at redemption value ..............       344,679        366,156
Preferred units:
        Series A Preferred Units ...................       125,000        125,000
        Series B Preferred Units ...................       100,000        100,000
        Series C Preferred Units ...................        50,000         50,000
Partners' capital ..................................       202,424        177,338
Accumulated other comprehensive loss ...............        (3,387)        (3,587)
                                                       -----------    -----------
         Total partners' capital ...................       474,037        448,751
                                                       -----------    -----------

                                                       $ 2,106,537    $ 2,129,773
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


                       COLONIAL REALTY LIMITED PARTNERSHIP
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per unit data)
                              ---------------------

                                                                   Three Months Ended
                                                                        March 31,
                                                                  --------------------
                                                                    2003        2002
                                                                  --------    --------
Revenue:
Minimum rent ..................................................   $ 65,204    $ 61,483
Percentage rent ...............................................        571         467
Tenant recoveries .............................................     10,265       9,936
Other property related revenue ................................      5,122       4,232
Other non-property related revenue ............................      1,098       1,764
                                                                  --------    --------
Total revenue .................................................     82,260      77,882
                                                                  --------    --------
Operating Expenses:
Property operating expenses:
General operating expenses ....................................      5,775       5,284
Salaries and benefits .........................................      3,647       3,787
Repairs and maintenance .......................................      8,239       7,110
Taxes, licenses, and insurance ................................      7,945       7,546
General and administrative ....................................      4,803       3,805
Depreciation ..................................................     19,494      17,432
Amortization ..................................................      1,982       2,078
                                                                  --------    --------
Total operating expenses ......................................     51,885      47,042
                                                                  --------    --------
Income from operations ........................................     30,375      30,840
                                                                  --------    --------
Other income (expense):
Interest expense ..............................................    (16,576)    (15,763)
Income from investments .......................................         85         344
Loss on hedging activities ....................................       (237)         (7)
Gains from sales of property ..................................         29       9,808
Other .........................................................        181         (32)
                                                                  --------    --------
Total other expense ...........................................    (16,518)     (5,650)
                                                                  --------    --------
Income from continuing operations .............................     13,857      25,190
                                                                  --------    --------

Income from discontinued operations ...........................        246         549
Gain on disposal of discontinued operations ...................      9,627        --
                                                                  --------    --------
Income from discontinued operations ...........................      9,873         549
                                                                  --------    --------
Net income ....................................................     23,730      25,739
                                                                  --------    --------
Dividends to preferred unitholders ............................     (6,109)     (6,109)
                                                                  --------    --------
Net income available to common unitholders ....................   $ 17,621    $ 19,630
                                                                  --------    --------
Net income per common unit - Basic:
                Income from continuing operations .............   $   0.23    $   0.58
                Income from discontinued operations ...........       0.29        0.02
                                                                  --------    --------
                Net income per common unit - Basic ............   $   0.52    $   0.60
                                                                  --------    --------
Net income per common unit - Diluted:
                Income from continuing operations .............   $   0.23    $   0.58
                Income from discontinued operations ...........       0.29        0.02
                                                                  --------    --------
                Net income per common unit - Diluted ..........   $   0.52    $   0.60
                                                                  --------    --------
Average units outstanding:
                Basic .........................................     33,812      32,525
                Diluted .......................................     33,981      32,743
                                                                   --------   --------

Net income available to common unitholders ....................   $ 17,621    $ 19,630
Other comprehensive income (loss)
       Unrealized income (loss) on cash flow hedging activities        200        (393)
                                                                  --------    --------
Comprehensive income ..........................................   $ 17,821    $ 19,237
                                                                  --------    --------

The accompanying notes are an integral part of these financial statements.


                       COLONIAL REALTY LIMITED PARTNERSHIP
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                               -------------------

                                                                            Three Months Ended
                                                                                March 31,
                                                                           --------------------
                                                                             2003       2002
                                                                           --------    --------

Cash flows from operating activities:
          Net  income ..................................................   $ 23,730    $ 25,739
          Adjustments to reconcile net income to net cash provided
                by operating activities:
                Depreciation and amortization ..........................     21,670      19,866
                Income from unconsolidated subsidiaries ................        (85)       (344)
                Gains from sales of property ...........................     (9,656)     (9,808)
                Other ..................................................         88       1,140
          Decrease (increase) in:
                Restricted cash ........................................         56      (2,467)
                Accounts receivable ....................................        918        (419)
                Prepaid expenses .......................................      1,143         (74)
                Other assets ...........................................     (2,300)     (3,375)
          Increase (decrease) in:
                Accounts payable .......................................     (2,416)     (6,740)
                Accrued interest .......................................     (2,250)      1,901
                Accrued expenses and other .............................     (1,339)        171
                                                                           --------    --------
                     Net cash provided by operating activities .........     29,559      25,590
                                                                           --------    --------

Cash flows from investing activities:
          Acquisition of properties ....................................        -0-     (16,721)
          Development expenditures .....................................     (3,316)    (15,762)
          Tenant improvements ..........................................     (4,167)     (4,085)
          Capital expenditures .........................................     (3,134)     (3,637)
          Proceeds from notes receivable ...............................        132          23
          Proceeds from sales of property, net of selling costs ........     30,734      18,172
          Distributions from unconsolidated subsidiaries ...............        615         527
          Capital contributions to unconsolidated subsidiaries .........       (139)     (2,873)
                                                                           --------    --------
                     Net cash provided by (used in) investing activities     20,725     (24,356)
                                                                           --------    --------

Cash flows from financing activities:
          Principal reductions of debt .................................    (90,174)       (801)
          Proceeds from additional borrowings ..........................     63,686      52,750
          Net change in revolving credit balances ......................      5,451     (57,404)
          Cash contributions ...........................................      8,430      26,047
          Capital distributions ........................................    (28,551)    (27,390)
          Other, net ...................................................        622        (300)
                                                                           --------    --------
                     Net cash used in financing activities .............    (40,536)     (7,098)
                                                                           --------    --------
                     Increase (decrease) in cash and equivalents .......      9,748      (5,864)
Cash and equivalents, beginning of period ..............................      6,236      10,127
                                                                           --------    --------
Cash and equivalents, end of period ....................................   $ 15,984    $  4,263
                                                                           ========    ========


The accompanying notes are an integral part of these financial statements.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)


         The consolidated financial statements of Colonial Realty Limited Partnership have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations. The following notes, which represent interim disclosures as required by the SEC, highlight significant changes to the notes to the December 31, 2002 audited consolidated financial statements of Colonial Realty Limited Partnership and should be read together with the financial statements and notes thereto included in the Form 10-K.

Note 1 -- Organization and Business

         Colonial Realty Limited Partnership ("CRLP") is the operating partnership of Colonial Properties Trust (the "Company"), an Alabama real estate investment trust whose shares are traded on the New York Stock Exchange. The Company was originally formed as a Maryland real estate investment trust on July 9, 1993 and reorganized as an Alabama real estate investment trust under a new Alabama REIT statute on August 21, 1995. The Company is a fully integrated, self-administered and self-managed REIT that is one of the largest owners, developers and operators of multifamily, office and retail properties in the Sunbelt region of the United States. The Company owns 40 multifamily apartment communities, 21 office properties, 43 retail properties, and certain parcels of land adjacent to or near some of these properties.

Note 2 -- Summary of Significant Accounting Policies

         Basis of Presentation

         The consolidated financial statements include CRLP and Colonial Properties Services Limited Partnership (in which CRLP holds 99% general and limited partner interests). Entities in which CRLP owns, directly or indirectly a fifty percent or less interest and does not control are reflected in the consolidated financial statements as investments accounted for under the equity method. Under this method the investment is carried at cost plus or minus equity in undistributed earnings or losses since the date of acquisition.

         Use of Estimates

         The preparation of consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liablities and disclosure of contingent assets and liablities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         Unaudited Interim Statements

         The consolidated financial statements as of and for the three months ended March 31, 2003 and 2002 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal, recurring nature.

         Reclassifications

         Certain reclassifications have been made to the previously reported 2002 statements in order to provide comparability with the 2003 statements reported herein. These reclassifications have no impact on partners' capital or net income.

         Recent Pronouncements of the Financial Accounting Standards Board ("FASB")

         In April 2002, FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30, will now be used to classify those gains and losses. SFAS 64 amended SFAS 4, and is no longer necessary because SFAS 4 has been rescinded. SFAS 44 and the amended sections of SFAS 13 are not applicable to CRLP and therefore have no effect on CRLP's financial statements. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early application encouraged. The adoption of SFAS 145 on January 1, 2003 has not had a material effect on CRLP.

         On November 25, 2002, the FASB issued FASB Interpretation No. 45 (FIN
45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year end. See Note 15, Guarantees and Other Arrangements, for additional discussion of CRLP's financial guarantees as of December 31, 2002. The initial adoption of this standard did not have an impact on the financial condition or results of operations. Management does not believe the provisions of this standard will have a material impact on future operations of CRLP.

         On January 15, 2003, FASB completed its redeliberations of the project related to the consolidation of variable interest entities which culminated with the issuance of FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The application of this interpretation is not expected to have a material effect on CRLP's consolidated financial statements.

Note 3 -- Capital Structure

         At March 31, 2003, the Company controlled CRLP as the sole general partner and as the holder of 69.3% of the common units of CRLP ("Redeemable Units") and 63.6% of the preferred units (the "Series A Preferred Units" and "Series C Preferred Units). The limited partners of CRLP who hold units, are those persons (including certain officers and directors) who, at the time of the Initial Public Offering, elected to hold all or a portion of their interest in the form of Units rather than receiving shares of common stock of the Company, or individuals from whom the Company acquired certain properties, who elected to receive Units in exchange for the properties. Each Unit may be redeemed by the holder thereof for either one share of Common Stock or cash equal to the fair market value thereof at the time of such redemption, at the option of CRLP. Additionally, in 1999, CRLP issued $100 million of Series B Cumulative Redeemable Perpetual Preferred Units ("Series B Units") in a private placement, that are exchangeable for Series B Preferred Shares of the Company after ten years at the option of the holders of the Series B Units.

         The Board of Trustees of the Company manages CRLP by directing the affairs of the Company. The Company's interests in CRLP entitle it to share in cash distributions from, and in the profits and losses of, CRLP in proportion to the Company's percentage interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

Note 4 -- Dispositions

         On February 28, 2003, CRLP sold Colonial Promenade Bardmoor, a 152,667 square foot retail asset located in St. Petersburg, Florida. The total sales price was $17.1 million, which was used to repay a portion of the borrowings under CRLP's unsecured line of credit and to support CRLP's investment activities.

         On March 28, 2003, CRLP sold Colonial Grand at Citrus Park, a 176-unit multifamily apartment complex located in Tampa, Florida. The property was sold for a total price of $13.8 million, which was used to repay a portion of the borrowings under CRLP's unsecured line of credit and to support CRLP's investment activities.

Note 5 -- Net Income Per Unit

         The following table sets forth the computation of basic and diluted earnings per unit:

(amounts in thousands, except per unit data)
                                                                             Three Months      Three Months
                                                                                Ended             Ended
                                                                              March 31,          March 31,
                                                                                 2003              2002
                                                                            ---------------   ---------------
      Numerator:
        Net Income                                                       $         23,730  $         25,739
        Less: Preferred stock dividends                                            (6,109)           (6,109)
                                                                            ---------------   ---------------
            Net income available to common unitholders                    $         17,621  $         19,630
                                                                            ---------------   ---------------

       Denominator:
         Denominator for basic net income per unit -
              weighted average common units                                         33,812            32,525
         Effect of dilutive securities:
         Trustee and employee stock options, treasury method                           169               218
                                                                            ---------------   ---------------
         Denominator for diluted net income per unit -
              adjusted weighted average common units                                33,981            32,743
                                                                            ---------------   ---------------

         Basic net income per unit                                        $           0.52  $           0.60
         Diluted net income per unit                                      $           0.52  $           0.60
                                                                            ---------------   ---------------

         Options to purchase 509,592 common shares at a weighted average exercise price of $33.52 per share were outstanding during 2003, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note 6 -- Segment Information

         CRLP is organized into, and manages its business based on the performance of three separate and distinct operating divisions: Multifamily, Office, and Retail. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within each division. The applicable accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in CRLP's 2002 Annual Report. The pro rata portion of the revenues, net operating income
(NOI), and assets of the partially- owned entities and joint ventures that CRLP has entered into are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned entities and joint ventures are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method and discontinued operations are reported separately. Management evaluates the performance of its segments and allocates resources to them based on net operating income (NOI). NOI consists of revenues in excess of general operating expenses, salaries and wages, repairs and maintenance, taxes, licenses, and insurance. Segment information and the reconciliation of total segment revenues to total revenues, total segment NOI to income from continuing, and total divisional assets to total assets, for the three months ended March 31, 2003 and 2002, and for the periods ended March 31, 2003 and December 31, 2002 is presented below:

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                              ------------------------------------
      (in thousands)                                                               2003                2002
                                                                              ----------------    ----------------
Revenues:
      Divisional Property Revenues
           Multifamily                                                               $ 24,406            $ 28,275
           Office                                                                      22,669              14,995
           Retail                                                                      38,836              37,463
                                                                              ----------------    ----------------
                Total Divisional Property Revenues:                                    85,911              80,733

      Partially-owned subsidiaries                                                     (3,927)             (3,141)
      Unallocated corporate revenues                                                      983               1,654
      Discontinued operations revenues                                                   (707)             (1,364)
                                                                              ----------------    ----------------
                Total Consolidated Revenues:                                         $ 82,260            $ 77,882
                                                                              ----------------    ----------------
NOI:
      Divisional NOI
           Multifamily                                                               $ 15,325            $ 18,675
           Office                                                                      15,884              10,507
           Retail                                                                      27,213              26,068
                                                                              ----------------    ----------------
                Total Divisional NOI:                                                  58,422              55,250

      Partially-owned subsidiaries                                                     (2,269)             (1,827)
      Unallocated corporate revenues                                                      983               1,654
      Discontinued operations NOI                                                        (440)               (904)
      General and administrative expenses                                              (4,803)             (3,805)
      Depreciation                                                                    (19,494)            (17,432)
      Amortization                                                                     (1,982)             (2,078)
      Other                                                                               (42)                (18)
                                                                              ----------------    ----------------
           Income from operations                                                      30,375              30,840
                                                                              ----------------    ----------------
      Total other expense                                                             (16,518)             (5,650)
                                                                              ----------------    ----------------
           Income from continuing operations                                         $ 13,857            $ 25,190
                                                                              ----------------    ----------------



      (in thousands)                                                             March 31,          December 31,
Assets:                                                                            2003                2002
                                                                              ----------------    ----------------
      Divisional Assets:
           Multifamily                                                              $ 630,263           $ 645,840
           Office                                                                     596,511             594,795
           Retail                                                                     889,145             906,555
                                                                              ----------------    ----------------
                Total Divisional Assets                                             2,115,919           2,147,190

      Partially-owned subsidiaries                                                   (115,829)           (116,375)
      Unallocated corporate assets (1)                                                106,447              98,958
                                                                              ----------------    ----------------
                                                                                  $ 2,106,537         $ 2,129,773
                                                                              ----------------    ----------------

(1) Includes the Company's investment in partially-owned entities of $35,874 as of March 31, 2003, and $36,265 as of December 31, 2002.

Note 7 -- Financial Instruments: Derivatives and Hedging

         CRLP's objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, CRLP primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the quarter ended March 31 ,2003, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and existing lines of credit.

         CRLP has entered into several different hedging transactions in an effort to manage its exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of CRLP's derivative financial instruments at March 31, 2003. The notional value at March 31, 2003 provides an indication of the extent of CRLP's involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

                                                                                                    Fair Value
                                                                  Interest                      At March 31, 2003
            Product Type                   Notional Value           Rate        Maturity          (in thousands)
------------------------------------- ------------------------- ------------- -------------- -------------------------
Interest Rate SWAP, Cash Flow          $30.2 - $27.7 million          5.932%        1/01/06  $        (2,936)
Interest Rate SWAP, Cash Flow              $50.0 million              2.113%        1/02/04             (359)
Interest Rate SWAP, Cash Flow              $50.0 million              1.637%        1/02/04             (178)
Interest Rate SWAP, Cash Flow              $50.0 million              1.615%        1/02/04             (169)
Interest Rate SWAP, Fair Value             $50.0 million              5.015%        7/26/04            2,363
Interest Rate CAP, Cash Flow               $21.1 million              6.850%        6/29/04                -
Interest Rate CAP, Cash Flow               $17.9 million              6.850%        7/06/04                -
Interest Rate CAP, Cash Flow               $30.4 million             11.200%        6/30/03                -
Interest Rate CAP, Cash Flow               $17.1 million              4.840%         4/1/04                -
Interest Rate CAP, Cash Flow               $27.0 million              4.840%         4/1/04                -
Interest Rate CAP, Cash Flow                $8.7 million              4.840%         4/1/04                -

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

         At March 31, 2003, derivatives with a fair value of $2.4 million were included in other assets and derivatives with a fair value of $3.6 million were included in other liabilities. The change in net unrealized gains/losses of $0.2 million in the quarter ending March 31, 2003 for derivatives designated as cash flow hedges is a component of partners' capital. Hedge ineffectiveness of $56,000 on cash flow hedges was recognized in other income (expense) during the quarter ended March 31, 2003. As a result of an impending reduction of CRLP's outstanding line of credit balance below the $150.0 million total hedged notional amount, in accordance with SFAS 133, CRLP was required to dedesignate one of its $50.0 million hedges against its line of credit. CRLP elected to dedesignate its $50.0 million swap with an interest rate of 1.615%. In connection therewith, CRLP reflected a charge of $181,000 in other income (expense).

         Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on CRLP's variable-rate debt. Over the next 12 months, CRLP estimates that an additional $2.4 million will be reclassified to earnings of the current balance held in accumulated other comprehensive income (loss).

Note 8 -- Subsequent Events

         Interest Rate SWAP Transactions

         During April 2003, CRLP terminated its $50.0 million reverse interest rate swap agreement on its medium-term notes and received $2.3 million, which will be amortized over the remaining life of the original swap agreement. Additionally, CRLP terminated its $50.0 million interest rate swap agreement, with an interest rate of 1.615%, on its unsecured line of credit related to the dedesignation of the hedge as discussed in Note 7.

         Financing Activities

         On April 4, 2003, CRLP completed a $125.0 million public debt offering of unsecured senior notes. The notes, which mature in April 2013, bear a coupon rate of 6.15%, and were priced to yield an effective rate of 6.18% over the ten year term. CRLP used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit.

         On April 30, 2003, the Company issued $125.0 million or 5,000,000 depositary shares, each representing 1/10 of a share of 8.125% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest (Series D Preferred Shares). The Series D Preferred Shares may be called by the Company on or after April 30, 2008 and have a liquidation preference of $25.00 per depositary share. The Series D Preferred Shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. The net proceeds of the offering, which funded on April 30, 2003, were approximately $121.1 million and were used to redeem the Company's $125.0 million 8.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest on May 7, 2003.

         Distribution

         On April 24, 2003, a cash distribution was declared to partners of CRLP in the amount of $0.665 per unit, totaling $22.6 million. The distribution was declared to partners of record as of May 5, 2003, and was paid on May 12, 2003.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Trustees of
Colonial Properties Trust:

         We have reviewed the accompanying consolidated condensed balance sheet of Colonial Realty Limited Partnership (the "Partnership") as of March 31, 2003, and the related consolidated condensed statements of income for the three-month periods ended March 31, 2003 and 2002, and the consolidated condensed statements of cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Partnership's management.

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

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, partners' capital, and cash flows for the year then ended (not presented herein); and in our report dated January 17, 2003, except for Note 16, as to which the date is February 28, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                                /s/ PricewaterhouseCoopers LLP
                                                    PricewaterhouseCoopers LLP

Birmingham, Alabama
May 12, 2003

                       COLONIAL REALTY LIMITED PARTNERSHIP


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the consolidated financial statements of Colonial Realty Limited Partnership and notes thereto contained in this Form 10-Q. This report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, and our affiliates, or the industry's actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described in our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003. Such factors include, among others, the following:


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

o Actions, strategies and performance of affiliates that we may not control or companies in which we have made investments;
o    Ability to obtain insurance at a reasonable cost;
o Ability of our general partner to maintain its status as a REIT for federal and state income tax purposes;
o    Governmental actions and initiatives; and
o    Environmental/safety requirements.


General

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

         We are the Operating Partnership of the Company, which is one of the largest owners, developers and operators of multifamily, office and retail properties in the Sunbelt region of the United States. The Company is a fully-integrated real estate company, whose activities include ownership of a diversified portfolio of 104 properties as of March 31, 2003, located in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas, and Virginia, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate.

         As of March 31, 2003, we owned 40 multifamily apartment communities containing a total of 14,380 apartment units (the "multifamily properties"), 21 office properties containing a total of approximately 5.2 million square feet of office space (the "office properties"), 43 retail properties containing a total of approximately 15.3 million square feet of retail space (the "retail properties"), and certain parcels of land adjacent to or near certain of these properties (the "land"). The multifamily properties, the office properties, the retail properties and the land are referred to collectively as the "properties". As of March 31, 2003, the multifamily properties, the office properties, and the retail properties that had achieved stabilized occupancy were 93%, 92% and 89% leased, respectively.

Critical Accounting Policies and Estimates

         Refer to our 2002 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include real estate development, principles of consolidation, revenue recognition, valuation of receivables, and accounting policies for derivatives. During the quarter ended March 31, 2003, there were no material changes to these policies.

Results of Operations -- Three Months Ended March 31, 2003 and 2002

         Revenue -- Total revenue from continuing operations increased by $4.4 million, or 5.6%, for the first quarter of 2003 when compared to the first quarter of 2002. Revenues generated by properties that were acquired, developed, or re-developed during 2002 and the first quarter of 2003 increased $8.9 million during the first quarter of 2003 when compared to the first quarter of 2002. However, the increase in revenues generated by properties that were acquired, developed, or re-developed was offset by a decrease in revenues from properties disposed in which CRLP maintains a continuing interest, of $3.9 million during the first quarter of 2003 when compared to the first quarter of 2002. The remaining decrease primarily relates to several factors. Our multifamily properties are experiencing increases in move-in concessions, which is a function of the continued decline in apartment fundamentals over the past year. The decline is attributable to a declining employment growth and a robust single family housing market driven by lower interest rates. In addition, we have experienced decreases in other non-property related revenue which primarily consist of management and development fees, somewhat offset by an increase in other property related revenue as a result of lease buyouts during the first quarter of 2003.

         Same-property revenue decreased by $0.8 million, or 1.1%, for the first quarter of 2003 when compared to the first quarter of 2002. This decrease is primarily related to an increase in move-in concessions in our multifamily properties during the first quarter of 2003 as a result of a slowdown in the U.S. economy during the last year, decreases in overall physical occupancy percentages within our office and retail divisions, offset by lease buyouts that occurred in our office and retail divisions in the first quarter of 2003.

         Operating Expenses -- Total operating expenses from continuing operations increased by $4.8 million, or 10.3%, for the first quarter of 2003 when compared to the first quarter of 2002. Operating expenses related to properties that were acquired, developed, or re-developed during 2002 and the first quarter of 2003 increased $5.2 million during the first quarter of 2003 when compared to the first quarter of 2002. However, the increase in operating expenses related to properties that were acquired, developed, or re-developed was offset by a decrease in operating expenses from properties disposed in which CRLP maintains a continuing interest of $2.2 million during the first quarter of 2003 compared to the first quarter of 2002. The remaining increase is primarily attributable to an increase in real estate taxes, utilities expenses, repairs and maintenance expenses at our existing properties and general corporate overhead expenses.

         Same-property operating expenses (including depreciation and amortization) increased by $1.1 million, or 2.8%, for the first quarter of 2003 when compared to the first quarter of 2002. The increase is primarily associated with increases in repairs and maintenance expenses, utilities expenses, and depreciation expense.

         Other Income and Expense -- Interest expense increased by $0.8 million, or 5.2%, for the first quarter of 2003 when compared to the first quarter of 2002. The increase in interest expense is primarily attributable to an increase in the total debt outstanding of $1.24 billion at March 31, 2003 as compared to $1.19 billion at March 31, 2002, offset by a decrease in CRLP's weighted average interest rate. Overall, CRLP's weighted average interest rate decreased from 6.04% at March 31, 2002 to 5.74% at March 31, 2003.

         Additionally, gains (losses) on sales of property from continuing operations decreased $9.8 million in the first quarter of 2003 when compared to the first quarter of 2002, as a result of CRLP maintaining a continuing involvement in the properties sold in the first quarter of 2002. CRLP does not have a continuing interest in the properties sold in the first quarter of 2003, in accordance with SFAS 144. Therefore, in accordance with SFAS 144, the gains from the sales of properties in the first quarter of 2003 are classified as income from discontinued operations. See Liquidity and Capital Resources for further discussion.

Liquidity and Capital Resources

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

         During the first quarter of 2003, CRLP invested $6.8 million in the development of properties and $8.7 million in recurring capital expenditures, which includes building improvements, tenant improvements, leasing commissions and corporate capital expenditures at our wholly-owned properties and our percentage of investments in unconsolidated subdidiaries. CRLP financed this growth through advances on its bank line of credit, cash from operations, proceeds from CRLP's dividend reinvestment plan, and disposition of assets. As of March 31, 2003, CRLP has an unsecured bank line of credit providing for total borrowings of up to $320 million. This line of credit agreement bears interest at LIBOR plus a spread calculated from a pricing grid based on CRLP's unsecured debt ratings. Based on CRLP's debt ratings at March 31, 2003, the spread was 105 basis points. The line of credit is renewable in November 2005, and provides for a one-year extension. The line of credit agreement includes a competitive bid feature that will allow CRLP to convert up to $160 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The credit facility is primarily used by CRLP to finance property acquisitions and developments and has an outstanding balance at March 31, 2003, of $213.6 million. The interest rate of this short-term borrowing facility, including the competitive bid balance, is 2.70% and 3.13% at March 31, 2003 and 2002, respectively.

         At March 31, 2003, CRLP's total outstanding debt balance was $1.24 billion. The outstanding balance includes fixed-rate debt of $961.6 million, or 77.5% of the total debt balance, and floating-rate debt of $279.3 million, or 22.5% of the total debt balance. CRLP's floating rate debt includes $25.0 million of commercial paper outstanding at an average interest rate of 1.87%, which is due at various dates over the next three months. CRLP's total market capitalization as of March 31, 2003 was $2.6 billion and its ratio of debt to market capitalization was 47.0%. Certain loan agreements of CRLP contain restrictive covenants, which among other things require maintenance of various financial ratios. At March 31, 2003, CRLP was in compliance with these covenants.

         CRLP continued its asset recycling program, which allows CRLP to sell mature, slower growing assets and reinvest the proceeds into opportunities with more growth potential. During the first quarter of 2003, CRLP sold Colonial Grand at Citrus Park, a multifamily asset located in Tampa, Florida, and Colonial Promenade Bardmoor, a retail asset located in St. Petersburg, Florida. Colonial Grand at Citrus Park, a 176-unit complex was sold for a total purchase price of $13.8 million. Colonial Promenade Bardmoor, a 152,667 square foot retail asset was sold for $17.1 million. In accordance with the provisions of SFAS No. 144, as CRLP does not maintain a continuinig involvement in the sold properties, the gains from these sales have been classified as discontinued operations. Proceeds from both sales transactions was used to repay a portion of the borrowings under CRLP's unsecured line of credit and to support CRLP's investment activities.

         Through its taxable REIT subsidiary, CPSI, the Company provides management services for properties owned by third parties, and provides construction management and development services for third parties, for which the Company recognizes management and development fees. Additionally, the Company makes the following types of investments through CPSI; (a) purchases undeveloped land and sells parcels of land to third parties, (b) develops a property, and upon completion sells the property to a third party, or (c) purchases an operating property to be sold to a third party within a short period of time.

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

Financial Instruments: Derivatives and Hedging

         CRLP's objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, CRLP primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the quarter ended March 31 ,2003, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and existing lines of credit.

         CRLP has entered into several different hedging transactions in an effort to manage its exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of CRLP's derivative financial instruments at March 31, 2003. The notional value at March 31, 2003 provides an indication of the extent of CRLP's involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

                                                                                                    Fair Value
                                                                  Interest                      At March 31, 2003
            Product Type                   Notional Value           Rate        Maturity          (in thousands)
------------------------------------- ------------------------- ------------- -------------- -------------------------
Interest Rate SWAP, Cash Flow          $30.2 - $27.7 million          5.932%        1/01/06  $        (2,936)
Interest Rate SWAP, Cash Flow              $50.0 million              2.113%        1/02/04             (359)
Interest Rate SWAP, Cash Flow              $50.0 million              1.637%        1/02/04             (178)
Interest Rate SWAP, Cash Flow              $50.0 million              1.615%        1/02/04             (169)
Interest Rate SWAP, Fair Value             $50.0 million              5.015%        7/26/04            2,363
Interest Rate CAP, Cash Flow               $21.1 million              6.850%        6/29/04                -
Interest Rate CAP, Cash Flow               $17.9 million              6.850%        7/06/04                -
Interest Rate CAP, Cash Flow               $30.4 million             11.200%        6/30/03                -
Interest Rate CAP, Cash Flow               $17.1 million              4.840%         4/1/04                -
Interest Rate CAP, Cash Flow               $27.0 million              4.840%         4/1/04                -
Interest Rate CAP, Cash Flow                $8.7 million              4.840%         4/1/04                -

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

         At March 31, 2003, derivatives with a fair value of $2.4 million were included in other assets and derivatives with a fair value of $3.6 million were included in other liabilities. The change in net unrealized gains/losses of $0.2 million in the quarter ending March 31, 2003 for derivatives designated as cash flow hedges is a component of partners' capital. Hedge ineffectiveness of $56,000 on cash flow hedges was recognized in other income (expense) during the quarter ended March 31, 2003. As a result of an impending reduction of CRLP's outstanding line of credit balance below the $150.0 million total hedged notional amount, in accordance with SFAS 133, CRLP was required to dedesignate one of its $50.0 million hedges against its line of credit. CRLP elected to dedesignate its $50.0 million swap with an interest rate of 1.615%. In connection therewith, CRLP reflected a charge of $181,000 in other income (expense).

         Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on CRLP's variable-rate debt. Over the next 12 months, CRLP estimates that an additional $2.4 million will be reclassified to earnings of the current balance held in accumulated other comprehensive income (loss).

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

         An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At March 31, 2003, CRLP's exposure to rising interest rates was mitigated by the existing debt level of 47.0% of CRLP's total market capitalization, the high percentage of fixed rate debt (77.5%), and the use of interest rate swaps to effectively fix the interest rate on $150.0 million through January 2004, and approximately $30.0 million through January 2006. As it relates to the short-term, increases in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.

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

         The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Also included is a summary of CRLP's swap contracts and rate caps at March 31, 2003.

                                                                                                                          Estimated
                                                                                                                            Fair
(amounts in thousands)             2003         2004         2005         2006         2007      Thereafter      Total      Value
------------------------------------------------------------------------------------------------------------------------------------

Fixed Rate Debt                     $57,531       61,000       258,973      75,000      175,000      334,134       961,638  984,928
Average interest rate
     at March 31, 2003                7.25%        7.62%         4.82%       7.97%        7.00%        7.43%         6.69%        -

Variable Debt                      $ 25,461       52,383        63,648           -            -      137,854       279,346  279,346
Average interest rate
     at March 31, 2003                1.89%        3.25%         2.36%           -            -        2.35%         2.46%        -

Interest Rate SWAPs

     Variable to fixed                  $ -      150,000             -      28,885            -            -       178,885   (3,642)
     Average pay rate                     -        2.84%             -       6.59%            -            -         2.95%        -

     Fixed to variable                  $ -       50,000             -           -            -            -        50,000    2,363
     Average pay rate                     -        3.25%             -           -            -            -         3.25%        -

Interest Rate Cap                   $30,379       91,738             -           -            -            -       122,117        -
    Interest Rate                    11.20%        5.69%             -           -            -            -         7.07%        -

         The table incorporates only those exposures that exist as of March 31, 2003 and it does not consider those exposures or positions that could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, CRLP's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, CRLP's hedging strategies at that time, and interest rates.

Item 4.  Controls and Procedures.

         Within 90 days prior to the date of filing of this report, CRLP's management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the design and operation of CRLP's disclosure controls and procedures. Based on this evaluation, CRLP's Chief Executive Officer and Chief Financial Officer concluded that CRLP's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information CRLP is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in CRLP's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                          PART II -- OTHER INFORMATION



Item 2.  Changes in Securities.

         The Company from time to time issues common shares of beneficial interest ("Common Shares") pursuant to its Dividend Reinvestment and Share Purchase Plan, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, and its Employee Share Option and Restricted Share Plan, in transactions that are registered under the Securities Act of 1933, as amended (the "Act"). Pursuant to CRLP's Third Amended and Restated Agreement of Limited Partnership, each time the Company issues Common Shares pursuant to the foregoing plans, CRLP issues to Colonial Properties Trust, its general partner, an equal number of Units for the same price at which the Common Shares were sold, in transactions that are not registered under the Act in reliance on
Section 4(2) of the Act. During the quarter ended March 31, 2003, CRLP issued 319,125 Units in such transactions for an aggregate of approximately $9.0 million.

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


                                        COLONIAL REALTY LIMITED PARTNERSHIP,
                                           a Delaware limited partnership

                                       By:   Colonial Properties Trust,
                                             its general partner




Date:  May 15, 2003                    By: /s/ Howard B. Nelson, Jr.
                                               -------------------------------
                                               Howard B. Nelson, Jr.
                                               Chief Financial Officer
                                              (Duly Authorized Officer
                                               and Principal Financial Officer)



Date:  May 15, 2003                        /s/ Kenneth E. Howell
                                               -------------------------------
                                               Kenneth E. Howell
                                               Senior Vice President and
                                               Chief Accounting Officer
                                               (Principal Accounting Officer)

                              CERTIFICATIONS UNDER
                      SECTION 302 OF THE SARBANES-OXLEY ACT

                                  CERTIFICATION

I, Thomas H. Lowder, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Colonial Realty Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003



/s/ Thomas H. Lowder
    ---------------------
    Thomas H. Lowder
    Chief Executive Officer

                              CERTIFICATIONS UNDER
                      SECTION 302 OF THE SARBANES-OXLEY ACT

                                  CERTIFICATION

I, Howard B. Nelson Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Colonial Realty Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003



/s/ Howard B. Nelson, Jr.
    ------------------------
    Howard B. Nelson, Jr.
    Chief Financial Officer