Form 10-Q
period 2003-06-30
COLONIAL REALTY LIMITED PARTNERSHIP
filed 2003-08-14
CIK 1013844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2003	Commission File Number: 0-20707

COLONIAL REALTY LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

Delaware (State of organization	63-1098468 (IRS Employer Identification Number)

2101 Sixth Avenue North Suite 750	35203 (Zip Code)
Birmingham, Alabama (Address of principal executive offices)

(205) 250-8700
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [✓]   NO [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2).

     YES [✓]   NO [  ]

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 2. Changes in Securities
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EX-12 RATIO OF EARINING TO FIXED CHARGES
EX-15 UNAUDITED INTERIM FINANCIAL INFORMATION
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

COLONIAL REALTY LIMITED PARTNERSHIP
INDEX TO FORM 10-Q

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	(Unaudited)
	June 30, 2003	December 31, 2002

ASSETS
Land, buildings, & equipment, net	$1,902,038	$1,947,072
Undeveloped land and construction in progress	98,896	82,520
Cash and equivalents	1,794	6,236
Restricted cash	1,921	1,481
Accounts receivable, net	7,517	10,395
Prepaid expenses	5,912	7,560
Notes receivable	1,458	1,307
Deferred debt and lease costs	23,456	23,157
Investment in partially owned entities	34,716	36,265
Other assets	12,872	13,780

	$2,090,580	$2,129,773

LIABILITIES AND PARTNERS’ EQUITY
Notes and mortgages payable	$1,152,066	$1,262,193
Accounts payable	13,271	16,749
Accrued interest	15,215	13,974
Accrued expenses	16,512	6,516
Tenant deposits	3,161	3,201
Unearned rent	2,242	7,736
Other liabilities	5,746	4,497

Total liabilities	1,208,213	1,314,866

Redeemable units, at redemption value - 10,419,556 and 11,159,027 units outstanding at June 30, 2003 and December 31, 2002, respectively	366,664	366,156
General partner -
Common equity - 25,882,652 and 20,976,629 units outstanding at June 30, 2003 and December 31, 2002, respectively	252,231	186,263
Preferred equity ($175,000 liquidation preference)	168,935	168,669
Limited partners’ preferred equity ($100,000 liquidation preference)	97,406	97,406
Accumulated other comprehensive income (loss)	(2,869)	(3,587)

Total partners’ equity	515,703	448,751

	$2,090,580	$2,129,773

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue:
Minimum rent	$65,663	$61,830	$130,867	$123,312
Percentage rent	601	672	1,172	1,139
Tenant recoveries	10,301	10,308	20,566	20,246
Other property related revenue	6,650	4,536	11,771	8,767
Other non-property related revenue	1,608	1,889	2,707	3,653

Total revenue	84,823	79,235	167,083	157,117

Operating Expenses:
Property operating expenses:
General operating expenses	5,944	5,400	11,719	10,683
Salaries and benefits	3,872	3,850	7,519	7,638
Repairs and maintenance	8,876	7,829	17,115	14,939
Taxes, licenses, and insurance	7,902	7,296	15,847	14,843
General and administrative	5,262	4,472	10,065	8,277
Depreciation	20,112	17,245	39,607	34,676
Amortization	1,958	2,025	3,940	4,104

Total operating expenses	53,926	48,117	105,812	95,160

Income from operations	30,897	31,118	61,271	61,957

Other income (expense):
Interest expense	(17,184)	(15,223)	(33,760)	(30,985)
Income from investments	5	57	90	401
Loss on hedging activities	(79)	—	(316)	(7)
Gains from sales of property	2,277	22,304	2,307	32,112
Other	167	32	349	—

Total other income (expense)	(14,814)	7,170	(31,330)	1,521

Income from continuing operations	16,083	38,288	29,941	63,478

Income from discontinued operations	—	613	246	1,162
Gain on disposal of discontinued operations	—	—	9,627	—

Income from discontinued operations	—	613	9,873	1,162

Net income	16,083	38,901	39,814	64,640

Dividends to preferred unitholders	(6,191)	(6,108)	(12,301)	(12,219)
Preferred unit issuance costs	(4,451)	—	(4,451)	—

Net income available to common unitholders	$5,441	$32,793	$23,062	$52,421

Net income per common unit — Basic:
Income from continuing operations	$0.16	$0.97	$0.38	$1.56
Income from discontinued operations	—	0.02	0.29	0.04

Net income per common unit — Basic	$0.16	$0.99	$0.67	$1.60

Net income per common unit — Diluted:
Income from continuing operations	$0.16	$0.96	$0.38	$1.55
Income from discontinued operations	—	0.02	0.29	0.04

Net income per common unit — Diluted	$0.16	$0.98	$0.67	$1.58

Average units outstanding:
Basic	34,732	33,169	34,274	32,849
Diluted	34,982	33,488	34,478	33,114
STATEMENTS OF COMPREHENSIVE INCOME
Net income available to common unitholders	$5,441	$32,793	$23,062	$52,421
Other comprehensive income	518	(1,788)	718	(778)
Unrealized income (loss) on cash flow hedging activities	518	(1,788)	718	(778)

Comprehensive income	$5,959	$31,005	$23,780	$51,643

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net income	$39,814	$64,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,547	39,495
Income from unconsolidated subsidiaries	(90)	(401)
Gains from sales of property	(11,934)	(32,112)
Other	—	641
Decrease (increase) in:
Restricted cash	(440)	417
Accounts receivable	2,727	249
Prepaid expenses	1,648	1,382
Other assets	(3,675)	(5,384)
Increase (decrease) in:
Accounts payable	(2,047)	(1,646)
Accrued interest	1,241	90
Accrued expenses and other	6,033	(1,213)

Net cash provided by operating activities	76,824	66,158

Cash flows from investing activities:
Acquisition of properties	—	(72,442)
Development expenditures	(15,301)	(37,731)
Tenant improvements	(9,604)	(6,810)
Capital expenditures	(7,071)	(7,446)
Proceeds from notes receivable	—	11,513
Proceeds from sales of property, net of selling costs	32,772	94,160
Distributions from unconsolidated subsidiaries	2,035	1,543
Capital contributions to unconsolidated subsidiaries	(396)	(4,339)

Net cash provided by (used in) investing activities	2,435	(21,552)

Cash flows from financing activities:
Principal reductions of debt	(118,632)	(11,917)
Proceeds from additional borrowings	186,470	52,750
Net change in revolving credit balances	(175,410)	(49,766)
Cash contributions from the issuance of preferred units	120,718	—
Redemption of preferred units	(125,000)	—
Cash contributions	87,151	36,503
Capital distributions	(57,372)	(55,374)
Other, net	(1,626)	(1,028)

Net cash used in financing activities	(83,701)	(28,832)

Increase (decrease) in cash and equivalents	(4,442)	15,774
Cash and equivalents, beginning of period	6,236	10,127

Cash and equivalents, end of period	$1,794	$25,901

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED
CONDENSED FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

     The consolidated financial statements of Colonial Realty Limited Partnership have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. The following notes, which represent interim disclosures as required by the SEC, highlight significant changes to the notes to the December 31, 2002 audited consolidated financial statements of Colonial Realty Limited Partnership and should be read together with the financial statements and notes thereto included in the Form 10-K.

Note 1 — Organization and Business

     Colonial Realty Limited Partnership (“CRLP”) is the operating partnership of Colonial Properties Trust (“the Trust”), an Alabama real estate investment trust whose shares are traded on the New York Stock Exchange. The Trust was originally formed as a Maryland real estate investment trust on July 9, 1993 and reorganized as an Alabama real estate investment trust under a new Alabama REIT statute on August 21, 1995. The Trust is a fully integrated, self-administered and self-managed REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of commercial real estate property. The Trust’s activities include ownership and operation of a diversified portfolio of properties located in the Sunbelt region of the United States, consisting of 40 multifamily apartment communities, 23 office properties and 45 retail properties, as of June 30, 2003.

Note 2 — Summary of Significant Accounting Policies

     Basis of Presentation

     The consolidated financial statements include CRLP, Colonial Properties Services Limited Partnership (in which CRLP holds 99% general and limited partner interests), and Colonial Properties Services, Inc. (“CPSI”). CPSI is a taxable REIT subsidiary of the Trust that is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI provides property development, leasing and management for third-party owned properties and administrative services to CRLP. CRLP generally reimburses CPSI for payroll and other costs incurred in providing services to CRLP. All inter-company transactions are eliminated in the accompanying consolidated financial statements. Entities in which CRLP owns, directly or indirectly, a fifty percent or less interest and does not control are reflected in the consolidated financial statements as investments accounted for under the equity method. Under this method the investment is carried at cost plus or minus equity in undistributed earnings or losses since the date of acquisition.

     Use of Estimates

     The preparation of consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Unaudited Interim Statements

     The consolidated financial statements as of and for the three and six months ended June 30, 2003 and 2002 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal, recurring nature.

     Reclassifications

     Certain reclassifications have been made to the previously reported 2002 statements in order to provide comparability with the 2003 statements reported herein. These reclassifications have no impact on partners’ equity or net income.

     Recent Pronouncements of the Financial Accounting Standards Board (“FASB”)

     In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30, will now be used to classify those gains and losses. SFAS 64 amended SFAS 4, and is no longer necessary because SFAS 4 has been rescinded. SFAS 44 and the amended sections of SFAS 13 are not applicable to CRLP and therefore have no effect on CRLP’s financial statements. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early application encouraged. The adoption of SFAS 145 on January 1, 2003 has not had a material effect on CRLP.

     On November 25, 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements for periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year end. See Note 15, Guarantees and Other Arrangements of CRLP’s Annual Report on Form 10-K, for additional discussion of CRLP’s financial guarantees as of December 31, 2002. The initial adoption of this standard did not have an impact on the financial condition or results of operations. Management does not believe the provisions of this standard will have a material impact on future operations of CRLP.

     On January 15, 2003, FASB completed its redeliberations of the project related to the consolidation of variable interest entities which culminated with the issuance of FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities (VIEs). FIN 46 states that if a business enterprise has a controlling financial interest in a VIE, the assets, liabilities and results of the activities of the VIE should be included in the consolidated financial statements of the business enterprise. This Interpretation explains how to identify VIEs and how an enterprise assesses its interests in a VIE to decide whether to consolidate that entity. FIN 46 also requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. VIEs that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003.

     CRLP has identified certain relationships that it deems reasonably possible are VIEs in which it holds a significant variable interest. CRLP deems that it is reasonably possible that its investments in partially owned entities are VIEs. CRLP’s maximum exposure to loss is limited to the carrying value of CRLP’s investments in those entities, which is $34.7 million as of June 30, 2003. In addition to these VIEs, CRLP considers its relationship with four other entities to be potential VIEs. These other entities are more fully discussed in Note 15 of CRLP’s 2002 Annual Report on Form 10-K and Note 8 herein, and primarily relate to the commitment to fund development through a mezzanine financing commitment and other guarantees. The maximum exposure related to these other entities is limited to the amount of the funding commitment and other guarantees and is $11.6 million as of June 30, 2002, which results in a total maximum exposure to CRLP attributable to all potential VIEs in the aggregate amount of $46.3 million. CRLP is currently evaluating the consolidation provisions of FIN 46 and does not anticipate consolidation of its potential VIEs will be required for the agreements entered into prior to December 31, 2002. For the funding commitment entered into in April 2003, as discussed in Note 8 herein, CRLP has evaluated the arrangement and has determined that the relationship is a VIE. However, under the consolidation provisions of FIN 46, consolidation of the VIE is not required.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes how an issuer classifies and measures certain free standing financial instruments with characteristics of both liabilities and equity and requires that such instruments be classified as liabilities. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for those existing financial instruments subject to the provisions of SFAS No. 150. CRLP has not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003. CRLP is currently evaluating the impact of this pronouncement on financial instruments in place prior to May 31, 2003.

Note 3 — Capital Structure

     At June 30, 2003, the Trust controlled CRLP as the sole general partner and as the holder of 71.3% of the common units of CRLP and 63.6% of the preferred units (the “Series C Preferred Units” and “Series D Preferred Units). The limited partners of CRLP who hold common units or “redeemable units”, are those persons (including certain officers and directors) who, at the time of the Initial Public Offering, elected to hold all or a portion of their interest in the form of units rather than receiving units of common stock of the Trust, or individuals from whom CRLP acquired certain properties, who elected to receive units in exchange for the properties. Redeemable units represent the number of outstanding limited partnership units as of the date of the applicable balance sheet, valued at the closing market value of the Trust’s common shares. Each redeemable unit may be redeemed by the holder thereof for either one share of Common Stock or cash equal to the fair market value thereof at the time of such redemption, at the option of the Trust. Additionally, in 1999, CRLP issued $100 million of Series B Cumulative Redeemable Perpetual Preferred Units (“Series B Units”) in a private placement, that are exchangeable for Series B Preferred Shares of the Trust after ten years at the option of the holders of the Series B Units.

     The Board of Trustees of the Trust manages CRLP by directing the affairs of the Trust. The Trust’s interests in CRLP entitle it to share in cash distributions from, and in the profits and losses of, CRLP in proportion to the Trust’s percentage interest therein and entitle the Trust to vote on all matters requiring a vote of the limited partners.

Note 4 — Financing Activities

     On April 4, 2003, CRLP completed a $125.0 million public debt offering of unsecured senior notes. The notes, which mature in April 2013, bear a coupon rate of 6.15%, and were priced to yield an effective rate of 6.18% over the ten year term. CRLP used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit.

     On April 30, 2003, the Trust issued $125.0 million or 5,000,000 depositary shares, each representing 1/10 of a share of 8.125% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest of the Trust. The depositary shares may be called by the Trust on or after April 30, 2008 and have a liquidation preference of $25.00 per depositary share. The depositary shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Trust. Pursuant to the partnership agreement, the Trust contributed the net proceeds of the foregoing transaction to CRLP in exchange for preferred units of CRLP. The net proceeds of the offering were approximately $120.7 million and were used to redeem the Trust’s $125.0 million 8.75% Series A Preferred Shares on May 7, 2003. Upon redemption of the Series A preferred shares, CRLP deducted the original issuance costs of Series A preferred shares of $4.5 million from net income available to common unitholders, in accordance with the SEC’s clarification of Emerging Issues Task Force (EITF) Abstracts, Topic No. D-42 “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock”.

     On June 2, 2003, the Trust issued $75.2 million or 2,110,000 of its common shares at $35.65 per share in a public offering, in which Merrill Lynch & Co. acted as underwriter. The net proceeds from the offering to the Trust, after deducting offering expenses, were $72.5 million. Pursuant to the partnership agreement, the Trust contributed the net proceeds of the foregoing transaction to CRLP in exchange for units of general partnership interest in CRLP. CRLP intends to use the net proceeds of the offering for general company purposes, which may include the development, redevelopment and acquisition of properties. Pending one or more such uses, CRLP used the net proceeds from this offering to repay a portion of the outstanding balance on its unsecured line of credit.

Note 5 — Net Income Per Unit

     The following table sets forth the computation of basic and diluted earnings per unit:

(amounts in thousands, except per unit data)

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Numerator:
Net income	$16,083	$38,901	$39,814	$64,640
Less: Preferred distributions	(6,191)	(6,108)	(12,301)	(12,219)
Less: Preferred unit issuance costs	(4,451)	0	(4,451)	0

Income available to common unitholders	$5,441	$32,793	$23,062	$52,421

Denominator:
Denominator for basic net income per share – weighted average units	34,732	33,169	34,274	32,849
Effect of dilutive securities:
Trustee and employee stock options, treasury method	250	319	204	265

Denominator for diluted net income per share – adjusted weighted average units	34,982	33,488	34,478	33,114

Basic net income per unit	$0.16	$0.99	$0.67	$1.60

Diluted net income per unit	$0.16	$0.98	$0.67	$1.58

     Options to purchase 80,000 common shares of the Trust at a weighted average exercise price of $34.97 per share were outstanding during 2003, but were not included in the computation of diluted net income per unit because the options’ exercise price was greater than the average market price of the Trust’s common shares and, therefore, the effect would be antidilutive.

Note 6 — Income (Loss) from Discontinued Operations

     During the quarter ended June 30, 2003, CRLP had no operating property dispositions. During the first quarter of 2003, CRLP sold one retail property and one multifamily property for proceeds of approximately $30.9 million. In accordance with SFAS No. 144 Accounting for the Impairment on Disposal of Long-Lived Assets, net income and gain (loss) on disposition of real estate for properties sold, in which CRLP does not maintain continuing involvement, are reflected in the consolidated statements of income as “discontinued operations” for all periods presented. Below is a summary of the operations of the properties sold during 2002 and 2003 that are classified as discontinued operations:

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 30,		June 30,

	2003	2002	2003	2002

Property revenues:
Base rent	$—	$1,238	$628	$2,386
Percentage rent	—	2	(9)	20
Tenant recoveries	—	170	60	318
Other property revenue	—	52	28	102

Total property revenues	—	1,462	707	2,826
Property operating and maintenance expense	—	489	267	949
Depreciation	—	346	190	689
Amortization	—	14	4	26

	—	849	461	1,664
Income from discontinued operations before net gain on disposition of discontinued operations	—	613	246	1,162
Net gain on disposition of discontinued operations	—	—	9,627	—

Income from discontinued operations	$—	$613	$9,873	$1,162

Note 7 — Segment Information

     CRLP is organized into, and manages its business based on the performance of three separate and distinct operating divisions: Multifamily, Office, and Retail. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within each division. The applicable accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in CRLP’s 2002 Annual Report. The pro rata portion of the revenues, net operating income (NOI), and assets of the partially-owned entities and joint ventures that CRLP has entered into are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned entities and joint ventures are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method and discontinued operations are reported separately. Management evaluates the performance of its segments and allocates resources to them based on divisional NOI. Divisional NOI is defined as total property revenues, including unconsolidated partnerships and joint ventures, less real estate expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance, advertising). Divisional information and the reconciliation of total divisional revenues to total revenues, total divisional NOI to income from continuing operations and minority interest, and total divisional assets to total assets, for the three and six months ended June 30, 2003 and 2002, and for the periods ended June 30, 2003 and December 31, 2002 is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in thousands)	2003	2002	2003	2002

Revenues:
Divisional Revenues
Multifamily	$24,589	$26,534	$48,994	$54,809
Office	25,124	17,119	47,793	32,114
Retail	37,450	38,207	76,286	75,670

Total Divisional Revenues:	87,163	81,860	173,073	162,593
Partially-owned subsidiaries	(3,927)	(3,029)	(7,854)	(6,170)
Unallocated corporate revenues	1,587	1,866	2,571	3,520
Discontinued operations revenues	—	(1,462)	(707)	(2,826)

Total Consolidated Revenues:	$84,823	$79,235	$167,083	$157,117

NOI:
Divisional NOI
Multifamily	$15,162	$17,255	$30,487	$35,930
Office	18,154	11,929	34,037	22,436
Retail	25,572	26,409	52,786	52,477

Total Divisional NOI:	58,888	55,593	117,310	110,843
Partially-owned subsidiaries	(2,211)	(1,597)	(4,480)	(3,424)
Unallocated corporate revenues	1,587	1,866	2,571	3,520
Discontinued operations NOI	—	(973)	(440)	(1,877)
General and administrative expenses	(5,262)	(4,472)	(10,065)	(8,277)
Depreciation	(20,112)	(17,245)	(39,606)	(34,676)
Amortization	(1,958)	(2,025)	(3,940)	(4,104)
Other	(35)	(29)	(79)	(48)

Income from operations	30,897	31,118	61,271	61,957

Total other expense	(14,814)	7,170	(31,330)	1,521

Income from continuing operations	$16,083	$38,288	$29,941	$63,478

	June 30,	December 31,
(in thousands)	2003	2002

Assets:
Divisional Assets
Multifamily	$634,684	$645,840
Office	601,598	594,795
Retail	891,092	906,555

Total Divisional Assets:	2,127,374	2,147,190
Partially-owned subsidiaries	(116,121)	(116,375)
Unallocated corporate assets (1)	79,327	98,958

	$2,090,580	$2,129,773

(1)	Includes CRLP’s investment in partially-owned entities of $34,716 as of June 30, 2003, and $36,265 as of December 31, 2002.

Note 8 — Investment in Partially Owned Entities and Other Arrangements

     At June 30, 2003, CRLP had investments in nine partially owned entities. CRLP accounts for these investments in partially owned entities using the equity method. The following table summarizes the investments in partially owned entities as of June 30, 2003 and December 31, 2002:

		(in thousands)
	Percent	June 30,	December 31,
	Owned	2003	2002

Multifamily:
CMS/Colonial Joint Venture I	15.00%	$1,996	$2,142
CMS/Colonial Joint Venture II	15.00%	713	735

		2,709	2,877
Office:
600 Building Partnership, Birmingham, AL	33.33%	(16)	(23)
Retail:
Orlando Fashion Square Joint Venture, Orlando, FL	50.00%	18,662	19,465
Parkway Place Limited Partnership, Huntsville, AL	45.00%	10,869	11,375
Colonial Promenade Madison, Huntsville, AL	25.00%	2,403	2,464
Highway 150, LLC, Birmingham, AL	10.00%	62	85

		31,996	33,389
Other:
Colonial/Polar-BEK Management Company, Birmingham, AL	50.00%	34	41
NRH Enterprises, LLC, Birmingham, AL	20.00%	(7)	26
E-2 Data Technology, Birmingham, AL	50.00%	—	(45)

		27	22

		$34,716	$36,265

     During April 2003, CRLP entered into an agreement with an unrelated third party in connection with the third party’s development of a $19.4 million multi-family property in Charlotte, North Carolina. CRLP has agreed to loan approximately $3.3 million, which represents 17.0% of the development costs, to the third party during the development of the property. Under the agreement, the balance of the loan matures in April 2005. At June 30, 2003, no amount had been funded to the unrelated third party and CRLP has no liability recorded on its books for the potential loan amount. CRLP has a right of first refusal to purchase the property should the third party elect to sell.

Note 9 — Financial Instruments: Derivatives and Hedging

     CRLP’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, CRLP primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the quarter ended June 30, 2003, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and existing lines of credit.

     CRLP has entered into several different hedging transactions in an effort to manage its exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of CRLP’s derivative financial instruments at June 30, 2003. The notional value at June 30, 2003 provides an indication of the extent of CRLP’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

				Fair Value
		Interest		At June 30, 2003
Product Type	Notional Value	Rate	Maturity	(in thousands)

Interest Rate SWAP, Cash Flow	$30.2 - $27.7 million	5.932%	1/01/06	$(2,957)
Interest Rate SWAP, Cash Flow	$50.0 million	2.113%	1/02/04	(274)
Interest Rate CAP, Cash Flow	$21.1 million	6.850%	6/29/04	—
Interest Rate CAP, Cash Flow	$17.9 million	6.850%	7/06/04	—
Interest Rate CAP, Cash Flow	$30.4 million	11.200%	6/30/06	7
Interest Rate CAP, Cash Flow	$17.1 million	4.840%	4/1/04	—
Interest Rate CAP, Cash Flow	$27.0 million	4.840%	4/1/04	—
Interest Rate CAP, Cash Flow	$8.7 million	4.840%	4/1/04	—

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

     During April 2003, CRLP terminated its $50.0 million reverse interest rate swap agreement on its medium-term notes and received $2.3 million, which will be amortized over the remaining life of the original swap agreement. Additionally, CRLP terminated two of its $50.0 million interest rate swap agreements, with an interest rate of 1.615% and 1.637%, on its unsecured line of credit, as a result of the unsecured line of credit being reduced to a level below the $150.0 million originally hedged. At June 30, 2003, CRLP’s outstanding balance on its unsecured line of credit was $32.9 million.

     At June 30, 2003, derivatives with a fair value of $3.2 million were included in other liabilities. The change in net unrealized gains/losses of $0.5 million in the quarter ending June 30, 2003 for derivatives designated as cash flow hedges is a component of partners’ equity. Hedge ineffectiveness of $79,000 on cash flow hedges was recognized in other income (expense) during the quarter ended June 30, 2003.

Note 10 —Registration Statement

     In connection with a review of a Registration Statement filed with the SEC, the staff of the SEC has commented on certain matters applicable to CRLP’s Annual Report on Form 10-K for the year ended December 31, 2002. The comments include a request for information concerning the allocation of the purchase price of operating properties to tangible and intangible assets under Statement of Financial Accounting Standard No. 141, Business Combinations. Specifically, the SEC has requested information related to CRLP’s methodology for allocating a portion of these purchase prices to customer and tenant relationships and other lease-related intangible assets. CRLP is currently in discussions with the staff of the SEC, and no final determinations will be made until conclusion of those discussions. However, it is possible that net income and net income per common unit could be negatively impacted. Management does not anticipate these adjustments, if any, will impact cash flows from operations.

Note 11 — Subsequent Events

     Distribution

     On July 24, 2003, a cash distribution was declared to partners of CRLP in the amount of $0.665 per unit, totaling $24.2 million. The distribution was declared to partners of record as of August 4, 2003, and was paid on August 11, 2003.

REPORT OF INDEPENDENT AUDITORS

To the Board of Trustees of
Colonial Properties Trust:

     We have reviewed the accompanying consolidated condensed balance sheet of Colonial Realty Limited Partnership (the “Partnership”) as of June 30, 2003, and the related consolidated condensed statements of income for the three and six-month periods ended June 30, 2003 and 2002, and the consolidated condensed statements of cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Partnership’s management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, partners’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 17, 2003, except for Note 16, as to which the date is February 28, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP

Birmingham, Alabama
August 13, 2003

COLONIAL REALTY LIMITED PARTNERSHIP

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the consolidated financial statements of Colonial Realty Limited Partnership and notes thereto contained in this Form 10-Q. This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, and our affiliates, or the industry’s actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described in our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003. Such factors include, among others, the following:

•	National, regional and local economic and business conditions that will, among other things, affect:

•	Demand for multifamily, office and retail properties,

•	The ability of the general economy to recover timely from the current economic downturn,

•	Availability and creditworthiness of tenants,

•	The level of lease rents, and

•	The availability of financing for both tenants and us;

•	Adverse changes in the real estate markets, including, among other things:

•	Competition with other companies, and

•	Risks of real estate acquisition and development (including the failure of pending developments to be completed on time and within budget);

•	Actions, strategies and performance of affiliates that we may not control or companies in which we have made investments;

•	Ability to obtain insurance at a reasonable cost;

•	Ability of our general partner to maintain its status as a REIT for federal and state income tax purposes;

•	Governmental actions and initiatives; and

•	Environmental/safety requirements.

General

     As used herein, the terms “CRLP”, “we”, “us”, “our” and “Operating Partnership” refer to Colonial Realty Limited Partnership, a Delaware limited partnership, and its subsidiaries and other affiliates, including, Colonial Properties Services Limited Partnership and Colonial VRS L.L.C. or, as the context may require, Colonial Realty Limited Partnership only. As used herein, the term “Company” or “the Trust” includes Colonial Properties Trust, an Alabama real estate investment trust, and one or more of its subsidiaries and other affiliates, including CRLP, Colonial Properties Services Limited Partnership and Colonial Properties Services, Inc. or, as the context may require, Colonial Properties Trust only.

     We are the operating partnership of the Trust, which is a self-administered equity real estate investment trust (a “REIT”) that owns, develops and operates multifamily, office and retail properties in the Sunbelt region of the United States. The Trust is a fully-integrated real estate company, which means that it is engaged in the acquisition, development, ownership, management and leasing of commercial real estate property. The Trust’s activities include full or partial ownership of a diversified portfolio of 108 properties as of June 30, 2003, located in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas, and Virginia, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate.

     As of June 30, 2003, we owned or maintained a partial ownership in 40 multifamily apartment communities containing a total of 14,380 apartment units (the “multifamily properties”), 23 office properties containing a total of approximately 5.2 million square feet of office space (the “office properties”), 45 retail properties containing a total of approximately 15.3 million square feet of retail space (the “retail properties”), and certain parcels of land adjacent to or near certain of these properties (the “land”). The multifamily properties, the office properties, the retail properties and the land are referred to collectively as the “properties”. As of June 30, 2003, the multifamily properties, the office properties, and the retail properties that had achieved stabilized occupancy were 94%, 91% and 88% leased, respectively.

Critical Accounting Policies and Estimates

     Refer to our 2002 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include real estate development, principles of consolidation, revenue recognition, valuation of receivables, and accounting policies for derivatives. During the six months ended June 30, 2003, there were no material changes to these policies.

     In connection with a review of a Registration Statement filed with the SEC, the staff of the SEC has commented on certain matters applicable to our Annual Report on Form 10-K for the year ended December 31, 2002. The comments include a request for information concerning the allocation of the purchase price of operating properties to tangible and intangible assets under Statement of Financial Accounting Standard No. 141, Business Combinations. Specifically, the SEC has requested information related to our methodology for allocating a portion of these purchase prices to customer and tenant relationships and other lease-related intangible assets. We are currently in discussions with the staff of the SEC, and no final determinations will be made until conclusion of those discussions. However, it is possible that net income and net income per common unit could be negatively impacted. Management does not anticipate these adjustments, if any, will impact cash flows.

Results of Operations — Three Months Ended June, 2003 and 2002

     Revenue — Total revenue from continuing operations increased by $5.6 million, or 7.1%, for the second quarter of 2003 when compared to the second quarter of 2002. Revenues generated by properties that were acquired, developed, or re-developed during 2002 and the first half of 2003 increased $8.6 million during the second quarter of 2003 when compared to the second quarter of 2002. However, the increase in revenues generated by properties that were acquired, developed, or re-developed was offset by a decrease in revenues from properties disposed in which CRLP maintains a continuing interest, of $1.9 million during the second quarter of 2003 when compared to the second quarter of 2002. The remaining decrease primarily relates to several factors. Our multifamily properties have experienced increases in move-in concessions, which is a function of the continued decline in apartment fundamentals over the past year. We believe the decline is attributable to a declining employment growth and a robust single family housing market driven by lower interest rates. In addition, we have experienced decreases in other non-property related revenue which primarily consist of a $0.2 million decrease in management and development fees, offset by an increase in other property related revenue as a result of an increase of $1.9 million of lease buyouts during the second quarter of 2003 as compared to the second quarter of 2002.

     Same-property revenue decreased by $2.1 million, or 2.8%, for the second quarter of 2003 when compared to the second quarter of 2002. This decrease is primarily related to an increase in move-in concessions in our multifamily properties during the second quarter of 2003 as a result of a slowdown in the U.S. economy during the last year, a decrease in overall physical occupancy percentage within our retail division, and a decrease of $0.4 million of lease buyouts that occurred in our office and retail divisions in the second quarter of 2003 as compared to the second quarter of 2002.

     Operating Expenses — Total operating expenses from continuing operations increased by $5.8 million, or 12.1%, for the second quarter of 2003 when compared to the second quarter of 2002. Operating expenses related to properties that were acquired, developed, or re-developed during 2002 and the first half of 2003 increased $4.2 million during the second quarter of 2003 when compared to the second quarter of 2002. However, the increase in operating expenses related to properties that were acquired, developed, or re-developed was offset by a decrease in operating expenses from properties disposed in which CRLP maintains a continuing interest of $0.9 million during the second quarter of 2003 compared to the second quarter of 2002. The remaining increase is primarily attributable to an increase of $0.7 million in real estate taxes, $0.4 million in utilities expenses, $0.8 million in repairs and maintenance expenses at our existing properties and $0.6 million in general corporate overhead expenses.

     Same-property operating expenses (including depreciation and amortization) increased by $1.1 million, or 2.7%, for the second quarter of 2003 when compared to the second quarter of 2002. The increase is primarily associated with increases of $0.3 million in repairs and maintenance expenses, $0.1 million in utilities expenses, and $0.9 million in depreciation expense, offset by a decrease of $0.2 million of amortization expense.

     Other Income and Expense — Interest expense increased by $2.0 million, or 12.9%, for the second quarter of 2003 when compared to the second quarter of 2002. The increase in interest expense is primarily attributable to an increase in the total fixed rate debt outstanding to $1.0 billion at June 30, 2003 as compared to $0.9 billion at June 30, 2002. The increase is primarily due to the issuance of a $125.0 million of public debt in April 2003, which matures in April 2013 and bears a coupon rate of 6.15%. CRLP used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit, which maintained an interest rate of 2.78% at June 30, 2003. CRLP has taken advantage of the current low interest rate environment by replacing a portion of its floating rate debt with long-term unsecured fixed rate financing, which will allow CRLP to take advantage of future investment opportunities as the economy begins to recover.

     Additionally, gains on sales of property from continuing operations decreased $20.0 million in the second quarter of 2003 when compared to the second quarter of 2002, as a result of CRLP selling seven operating properties in the second quarter of 2002 for proceeds of approximately $75.5 million. Since CRLP maintained continuing involvement in the properties sold in 2002 through management contracts, the gains on the disposals were classified in continuing operations. In the second quarter of 2003, CRLP sold undepreciated property with proceeds of approximately $2.1 million which were adjacent to one of our current operating properties and have been classified as continuing operations in accordance with SFAS No. 144. See Liquidity and Capital Resources for further discussion.

Results of Operations — Six Months Ended June 30, 2003 and 2002

     Revenue — Total revenue from continuing operations increased by $10.0 million, or 6.3%, for the six months ended June 30, 2003 when compared to the six months ended June 30, 2002. Revenues generated by properties that were acquired, developed, or re-developed during 2002 and the first half of 2003 increased $18.0 million during the six months ended June 30, 2003 when compared to the six months ended June 30, 2002. However, the increase in revenues generated by properties that were acquired, developed, or re-developed was offset by a decrease in revenues from properties disposed in which CRLP maintains a continuing interest, of $5.8 million during the six months ended June 30, 2003 when compared to the six months ended June 30, 2002. The remaining decrease primarily relates to several factors. Our multifamily properties are experiencing increases in move-in concessions, which is a function of the continued decline in apartment fundamentals over the past year. We believe the decline is attributable to a declining employment growth and a robust single family housing market driven by lower interest rates. In addition, we have experienced decreases in other non-property related revenue which primarily consist of a $0.3 million decrease in management and development fees, offset by an increase in other property related revenue as a result of an increase of $2.1 million in lease buyouts during the six months ended June 30, 2003.

     Same-property revenue decreased by $2.8 million, or 2.0%, for the six months ended June 30, 2003 when compared to the six months ended June 30, 2002. This decrease is primarily related to an increase in move-in concessions in our multifamily properties during the six months ended June 30, 2003 as a result of a slowdown in the U.S. economy during the last year, a decrease in overall physical occupancy percentage within our retail division, and a decrease of $0.2 million in lease buyouts during the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

     Operating Expenses — Total operating expenses from continuing operations increased by $10.7 million, or 11.2%, for the six months ended June 30, 2003 when compared to the six months ended June 30, 2002. Operating expenses related to properties that were acquired, developed, or re-developed during 2002 and the first half of 2003 increased $9.9 million during the six months ended June 30, 2003 when compared to the six months ended June 30, 2002. However, the increase in operating expenses related to properties that were acquired, developed, or re-developed was offset by a decrease in operating expenses from properties disposed in which CRLP maintains a continuing interest of $3.2 million during the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The remaining increase is primarily attributable to an increase of $1.4 million in real estate taxes, $1.0 million in utilities expenses, $1.9 million in repairs and maintenance expenses at our existing properties and an increase of $1.6 million in general corporate overhead expenses.

     Same-property operating expenses (including depreciation and amortization) increased by $2.2 million, or 2.7%, for the second quarter of 2003 when compared to the second quarter of 2002. The increase is primarily associated with increases of $0.8 million in repairs and maintenance expenses, $0.2 million in utilities expenses, and $1.9 million in depreciation expense, offset by a decrease of $0.4 million of amortization expense.

     Other Income and Expense — Interest expense increased by $2.8 million, or 9.0%, for the six months ended June 30, 2003 when compared to the six months ended June 30, 2002. The increase in interest expense is primarily attributable to an increase in the total fixed rate debt outstanding at June 30, 2003 as compared to June 30, 2002. At June 30, 2003, CRLP’s fixed rate debt represented 87.8% of the total outstanding debt as compared to 78.8% at June 30, 2002. CRLP has taken advantage of the current low interest rate environment by replacing a portion of its floating rate debt with long-term unsecured fixed rate financing, which will allow CRLP to take advantage of future investment opportunities as the economy begins to recover.

     Additionally, gains (losses) on sales of property from continuing operations decreased $29.8 million during the six months ended June 30, 2003 when compared to the six months ended June 30, 2002, as a result of CRLP selling eight properties during the six months ended June 30, 2002 for proceeds of approximately $94.5 million. Since CRLP maintained continuing involvement in the properties sold in 2002 through management contracts, the gains on the disposals were classified in continuing operations. CRLP does not have a continuing interest in the operating properties sold during the six months ended June 30, 2003, in accordance with SFAS No. 144. Therefore, the gains from the sale of two operating properties during the six months ended June 30, 2003, which were sold for proceeds of approximately $30.9 million are classified as income from discontinued operations. In the second quarter of 2003, CRLP sold undepreciated property with proceeds of approximately $2.1 million which were adjacent to one of our current operating properties and have been classified as continuing operations in accordance with SFAS No. 144. See Liquidity and Capital Resources for further discussion.

Liquidity and Capital Resources

     Recent Financing Transactions

     On April 4, 2003, CRLP completed a $125.0 million public debt offering of unsecured senior notes. The notes, which mature in April 2013, bear a coupon rate of 6.15%, and were priced to yield an effective rate of 6.18% over the ten year term. We used the net proceeds of the offering to repay a portion of the outstanding balance on our unsecured line of credit.

     On April 30, 2003, the Trust issued $125.0 million or 5,000,000 depositary shares, each representing 1/10 of a share of 8.125% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest of the Trust. The depositary shares may be called by the Trust on or after April 30, 2008 and have a liquidation preference of $25.00 per depositary share. The depositary shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Trust. Pursuant to the partnership agreement, the Trust contributed the net proceeds of the foregoing transaction to CRLP in exchange for preferred units of CRLP. The net proceeds of the offering were approximately $120.7 million and were used to redeem the Trust’s $125.0 million 8.75% Series A Preferred Shares on May 7, 2003. Upon redemption of the Series A preferred shares, we deducted the original issuance costs of Series A preferred shares of $4.5 million from net income available to common unitholders, in accordance with the SEC’s clarification of Emerging Issues Task Force (EITF) Abstracts, Topic No. D-42 “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock”.

     On June 2, 2003, the Trust issued $75.2 million or 2,110,000 of its common shares at $35.65 per share in a public offering, in which Merrill Lynch & Co. acted as underwriter. The net proceeds from the offering to the Trust, after deducting offering expenses, were $72.5 million. Pursuant to the partnership agreement, the Trust contributed the net proceeds of the foregoing transaction to CRLP in exchange for units of general partnership interest in CRLP. CRLP intends to use the net proceeds of the offering for general company purposes, which may include the development, redevelopment and acquisition of properties. Pending one or more such uses, CRLP used the net proceeds from this offering to repay a portion of the outstanding balance on its unsecured line of credit.

     Short-Term Liquidity Needs

     Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses directly associated with our portfolio of properties (including regular maintenance items), capital expenditures incurred to lease our space (e.g., tenant improvements and leasing commissions), interest expense and scheduled principal payments on our outstanding debt, and quarterly distributions that we pay to our common and preferred unitholders. In the past, we have primarily satisfied these requirements through cash generated from operations. We believe that cash generated from operations and borrowings under our unsecured line of credit will be sufficient to meet our short-term liquidity requirements; however, factors described below and elsewhere herein may have a material adverse effect on our cash flow.

     The majority of our revenue is derived from tenants under existing leases our our properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments. We believe that the diversified nature of the properties in which we typically invest – multifamily, office and retail properties – provides a more stable revenue flow in uncertain economic times, in that our diversified property types generally do not have the same economic cycles and while one property type may be experiencing difficulty, the other property types may be maintaining their strength.

     The current economic downturn in the United States has negatively impacted our operations. In particular, the Sunbelt region has experienced a slowdown in its economy. The industry slowdowns, higher unemployment rates, reduced demand for apartment homes and declines in household formations resulting from the economic slowdown, particularly in the Sunbelt region in which we operate, have adversely impacted our business. Although each of our three business segments has been adversely impacted by the decline in the economy, our multifamily properties, which rely heavily on short-term leases, have been most affected. Any continuation or worsening of current economic conditions generally and in our principal market areas may continue to have a negative impact on our results of operations and financial condition.

     Our current development pipeline is comprised of two new developments and three redevelopments, including one mixed-use project and four retail properties. The aggregate cost of these projects (including costs incurred in prior years on these projects ) is expected to be approximately $103.3 million. As of June 30, 2003, we have funded approximately $18.5 million on these projects and we intend to fund the remaining $84.8 million through draws on our unsecured line of credit.

     We regularly incur significant expenditures in connection with the re-leasing of our office and retail space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases. We also incur expenditures for certain recurring capital expenses. During the second quarter of 2003, we incurred approximately $6.3 million related to tenant improvements and leasing commissions, and approximately $3.9 million of recurring capital expenditures. We expect to pay for future re-leasing and recurring capital expenditures out of cash from operations.

     The current quarterly distribution on our partnership units is $0.665 per unit. We also pay regular quarterly distributions on our preferred units. The maintenance of these distributions is subject to various factors, including the discretion of the Trust’s Board of Trustees, the Trust’s ability to pay dividends under Alabama law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of the Trust’s taxable income to be distributed to shareholders.

     Long-Term Liquidity Needs

     Our long-term liquidity requirements consist primarily of funds necessary to pay for the principal amount of our long-term debt as it matures, significant non-recurring capital expenditures that need to be made periodically at our properties, development projects that we undertake and costs associated with acquisitions of properties that we pursue. Historically, we have satisfied these requirements principally through the most advantageous source of capital at that time, which has included the incurrence of new debt through borrowings (through public offerings of unsecured debt and private incurrence of secured and unsecured debt), sales of common and preferred stock through the Trust, our general partner, capital raised through the disposition of assets, and joint venture capital transactions. We believe these sources of capital will continue to be available in the future to fund our long-term capital needs; however, factors described below and elsewhere herein may have a material adverse effect on our access to these capital sources.

     Our ability to incur additional debt is dependent upon a number of factors, including our credit ratings, the value of our unencumbered assets, our degree of leverage and borrowing restrictions imposed by our current lenders. We currently have investment grade ratings for prospective unsecured debt offerings from three major rating agencies – Standard & Poor’s (BBB-), Moody’s (Baa3) and Fitch (BBB-). If we experienced a credit downgrade, we may be limited in our access to capital in the unsecured debt market, which we have historically utilized to fund investment activities, and the interest rate we are paying under our existing credit facility would increase.

     Our general partner’s ability to raise funds through sales of common stock and preferred stock is dependent on, among other things, general market conditions for REITs, market perceptions about the Trust and the current trading price of the Trust’s stock. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity markets may not be consistently available on terms that are attractive.

     Over the last few years, we have maintained our asset recycling program, which allows us to maximize our investment returns through the sale of assets that have reached their maximum investment potential and reinvest the proceeds into opportunities with more growth potential. During 2002, we sold eight multifamily properties, two office properties, one retail property and partial interests in two retail properties and generated proceeds of approximately $138.6 million. During the first quarter of 2003, we sold one multifamily property and one retail property and generated proceeds of approximately $30.9 million. During the second quarter of 2003, we sold certain outparcels adjacent one of our properties, which generated proceeds of approximately $2.1 million. Proceeds from all sales transactions during 2003 were used to repay a portion of the borrowings under our unsecured line of credit and to support our investment activities. Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to our general partner. Our ability to sell properties in the future to raise cash will be limited if market conditions make such sales unattractive.

     As of June 30, 2003, we have an unsecured bank line of credit providing for total borrowings of up to $320 million. This line of credit agreement bears interest at LIBOR plus a spread calculated from a pricing grid based our unsecured debt ratings. Based on our current debt ratings, the spread was 105 basis points. The line of credit is renewable in November 2005, and provides for a one-year extension. The line of credit agreement includes a competitive bid feature that will allow us to convert up to $160 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The credit facility has an outstanding balance of $32.9 million at June 30, 2003. The interest rate of this short-term borrowing facility, including the competitive bid balance, was 2.78% June 30, 2003.

     At June 30, 2003, our total outstanding debt balance was $1.15 billion. The outstanding balance includes fixed-rate debt of $1.01 billion, or 87.8% of the total debt balance, and floating-rate debt of $140.7 million, or 12.2% of the total debt balance. Our total market capitalization as of June 30, 2003 was $2.7 billion and its ratio of debt to market capitalization was 42.6%. We have certain loan agreements of that contain restrictive covenants, which among other things require maintenance of various financial ratios. At June 30, 2003, we were in compliance with these covenants.

Financial Instruments: Derivatives and Hedging

     Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and caps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the quarter ended June 30, 2003, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and existing lines of credit.

     We have entered into several different hedging transactions in an effort to manage our exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of our derivative financial instruments at June 30, 2003. The notional value at June 30, 2003 provides an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

				Fair Value
		Interest		At June 30, 2003
Product Type	Notional Value	Rate	Maturity	(in thousands)

Interest Rate SWAP, Cash Flow	$30.2 - $27.7 million	5.932%	1/01/06	$(2,957)
Interest Rate SWAP, Cash Flow	$50.0 million	2.113%	1/02/04	(274)
Interest Rate CAP, Cash Flow	$21.1 million	6.850%	6/29/04	—
Interest Rate CAP, Cash Flow	$17.9 million	6.850%	7/06/04	—
Interest Rate CAP, Cash Flow	$30.4 million	11.200%	6/30/06	7
Interest Rate CAP, Cash Flow	$17.1 million	4.840%	4/1/04	—
Interest Rate CAP, Cash Flow	$27.0 million	4.840%	4/1/04	—
Interest Rate CAP, Cash Flow	$8.7 million	4.840%	4/1/04	—

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

     During April 2003, we terminated our $50.0 million reverse interest rate swap agreement on our medium-term notes and received $2.3 million, which will be amortized over the remaining life of the original swap agreement. Additionally, we terminated two of our $50.0 million interest rate swap agreements, with an interest rate of 1.615% and 1.637%, on our unsecured line of credit, as a result of the unsecured line of credit being reduced to a level below the $150.0 million hedged. At June 30, 2003, our outstanding balance on our unsecured line of credit was $32.9 million.

Other Arrangements

     During April 2003, we entered into an agreement with an unrelated third party in connection with the third party’s development of a $19.4 million multi-family property in Charlotte, North Carolina. We have agreed to loan approximately $3.3 million, which represents 17.0% of the development costs to the third party during the development of the property. Under the agreement, the balance of the loan matures in April 2005. At June 30, 2003, no amount had been funded to the unrelated third party and we have no liability recorded on our books for the potential loan amount. We have a right of first refusal to purchase the property should the third party elect to sell.

Inflation

     Leases at our multifamily properties generally provide for an initial term of six months to one year and allow for rent adjustments at the time of renewal. Leases at the office properties typically provide for rent adjustments and the pass-through of certain operating expenses during the term of the lease. Substantially all of the leases at the retail properties provide for the pass-through to tenants of certain operating costs, including real estate taxes, common area maintenance expenses, and insurance. All of these provisions permit us to increase rental rates or other charges to tenants in response to rising prices and, therefore, serve to minimize our exposure to the adverse effects of inflation.

     An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At June 30, 2003, our exposure to rising interest rates was mitigated by the existing debt level of 42.6% of our total market capitalization, the high percentage of fixed rate debt (87.8%), and the use of interest rate swaps to effectively fix the interest rate on $50.0 million through January 2004, and approximately $30.0 million through January 2006. As it relates to the short-term, increases in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

     As of June 30, 2003, we had approximately $140.7 million of outstanding floating rate mortgages. We also had approximately $32.9 million outstanding under floating rate credit facilities that has been swapped to a fixed rate through the use of a hedging agreement. We do not believe that the interest rate risk represented by our floating rate debt is material as of June 30, 2003, in relation to our $1.2 billion of outstanding total debt, our $2.1 billion of total assets and $2.7 billion total market capitalization as of that date.

     If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1.4 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.4 million. This assumes that the amount outstanding under our variable rate debt remains approximately $140.7 million, the balance as of June 30, 2003. If market rates of interest increase by 1%, the fair value of our total outstanding debt would decrease by approximately $11.5 million. If market rates of interest decreased by 1%, the fair value of our total outstanding debt would increase by approximately $11.5 million. This assumes our total outstanding debt remains at $1.2 billion, the balance as of June 30, 2003.

     As of June 30, 2003, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

Item 4.	Controls and Procedures

     As of the end of the period covered by this report, our management, including the Chief Executive Officer and the Chief Financial Officer of the Trust, carried out an evaluation of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Trust concluded that the design and operation of these disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting identified in connection with such evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

COLONIAL REALTY LIMITED PARTNERSHIP

PART II — OTHER INFORMATION

Item 2.	Changes in Securities

     The Trust from time to time issues common shares of beneficial interest (“Common Shares”) pursuant to its Dividend Reinvestment and Share Purchase Plan, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, and its Employee Share Option and Restricted Share Plan, in transactions that are registered under the Securities Act of 1933, as amended (the “Act”). Pursuant to CRLP’s Third Amended and Restated Agreement of Limited Partnership, each time the Trust issues Common Shares pursuant to the foregoing plans, CRLP issues to the Trust, its general partner, an equal number of Units for the same price at which the Common Shares were sold, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act. During the quarter ended June 30, 2003, CRLP issued 243,178 Units in such transactions for an aggregate of approximately $5.6 million.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	$125,00,000 6.15% Senior Note due 2013 (incorporated by reference to the same numbered exhibit in the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2003)
12.	Ratio of Earnings to Fixed Charges
15.	Letter re: Unaudited Interim Financial Information
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	During the period covered by this report CRLP filed the following reports on Form 8-K:

Date of Event	Item Reported/Financial Statements Filed

April 1, 2003	Item 7 Financial Statements and Exhibits
April 4, 2003	Item 5 Other Events

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COLONIAL REALTY LIMITED PARTNERSHIP, a Delaware limited partnership

By: Colonial Properties Trust, its general partner

Date: August 14, 2003	By:	/s/ Howard B. Nelson, Jr. Howard B. Nelson, Jr. Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: August 14, 2003		/s/ Kenneth E. Howell Kenneth E. Howell Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)