Form 10-K/A
period 2002-12-31
COLONIAL REALTY LIMITED PARTNERSHIP
filed 2003-10-10
CIK 1013844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-20707

COLONIAL REALTY LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Delaware	63-1098468
(State of organization)	(I.R.S. employer identification no.)

2101 Sixth Avenue North Suite 750 Birmingham, Alabama	35203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (205) 250-8700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Not applicable	Not applicable

Securities registered pursuant to Section 12(g) of the Act:  Class A Units of Limited Partnership Interest

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  YES ☒           NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2).

YES ☒          NO ☐

Documents Incorporated by Reference

None.

Explanatory Note

This amendment to Colonial Realty Limited Partnership’s (CRLP) annual report on Form 10-K for the year ended December 31, 2002 is being filed to include certain information required by Item 302 of Regulation S-K, revised risk factors, information required by Item 305 of Regulation S-K, a revised balance sheet and statement of partners’ equity, expanded disclosure related to accounting policies, disclosures required by APB 25 and SFAS 123 of Colonial Properties Trust, CRLP’s general partner, and various other modifications, corrections and clarifications.  Additionally, CRLP has reflected the impact of the classification as discontinued operations of assets sold on or after January 1, 2002 pursuant to the requirements of Statement of Financial Accounting Standards (SFAS) 144 – Accounting for the Impairment or Disposal of Long Lived Assets for the three years ended December 31, 2002, 2001 and 2000, and has made corresponding modifications to Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Selected Financial Data within this amendment.

This annual report on Form 10-K contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, and our affiliates, or the industry’s actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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

•                  Ability to maintain our status as a REIT for federal and state income tax purposes;

•                  Governmental actions and initiatives; and

•                  Environmental/safety requirements.

PART I

Item 1.                                                           Business.

As used herein, the terms “CRLP”, “we”, “us”, “our” and “Operating Partnership” refer to Colonial Realty Limited Partnership, a Delaware limited partnership, and its subsidiaries and other affiliates, including, Colonial Properties Services Limited Partnership and Colonial VRS L.L.C. or, as the context may require, Colonial Realty Limited Partnership only.  As used herein, the term “the Trust” includes Colonial Properties Trust, an Alabama real estate investment trust, and one or more of its subsidiaries and other affiliates, including CRLP, Colonial Properties Services Limited Partnership and Colonial Properties Services, Inc. or, as the context may require, Colonial Properties Trust only.

We are the Operating Partnership of the Trust, our general partner, which is one of the largest owners, developers and operators of multifamily, office and retail properties in the Sunbelt region of the United States, based on equity market capitalization.  The Trust is a fully-integrated real estate company, which means that it is engaged in the acquisition, development, ownership, management and leasing of commercial real estate property.  The Trust’s activities include ownership and operation of a diversified portfolio of 106 properties as of December 31, 2002, consisting of multifamily, office and retail properties located in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas, and Virginia.

As of December 31, 2002, we owned 41 multifamily apartment communities containing a total of 14,566 apartment units (the “multifamily properties”), 21 office properties containing a total of approximately 5.2 million square feet of office space (the “office properties”), 44 retail properties containing a total of approximately 15.5 million square feet of retail space (the “retail properties”), and certain parcels of land adjacent to or near certain of these properties (the “land”).  The multifamily properties, the office properties, the retail properties and the land are referred to collectively as the “properties”.  As of December 31, 2002, the multifamily properties, the office properties, and the retail properties that had achieved stabilized occupancy were 88%, 91% and 89% leased, respectively.

Our executive offices are located at 2101 Sixth Avenue North, Suite 750, Birmingham, Alabama, 35203 and our telephone number is (205) 250-8700.  We were formed in Delaware on August 6, 1993.

Formation of the Trust and the Operating Partnership

The Trust and the Operating Partnership were formed to succeed to substantially all of the interests of Colonial Properties, Inc., an Alabama corporation (“Colonial”), its affiliates and certain other entities in a diversified portfolio of multifamily, office, and retail properties located in Alabama, Florida, and Georgia and to the development, acquisition, management, leasing, and brokerage businesses of Colonial.

Acquisitions, Developments and Re-developments

The following table summarizes our acquisitions, developments and re-developments that were completed in 2002.  For the purposes of the following table and throughout this Form 10-K, the size of a multifamily property is measured by the number of units and the size of an office property and retail property is measured in square feet.

	Location	Total Units/Sq. Feet	Total Cost
Acquisitions:

Office Properties
901 Maitland Center	Orlando, FL	155,669	$16,566
Colonnade	Birmingham, AL	419,377	49,025
Heathrow International Business Center	Orlando, FL	804,078	122,025
		1,379,124	187,616

Retail Properties
Shops at Colonnade	Birmingham, AL	112,186	6,600
Total Acquisitions			194,216

Completed Developments and Re-developments:

Multifamily Properties
Colonial Grand at TownPark - Lake Mary	Orlando, FL	456	37,737
Colonial Village at TownPark - Sarasota	Sarasota, FL	272	21,666
		728	59,403

Office Properties
Colonial Center at TownPark 600	Orlando, FL	199,585	27,558

Retail Properties
Colonial Promenade Hoover	Birmingham, AL	166,000	16,625
Parkway Place (1) (re-development)	Huntsville, AL	630,000	34,407
		796,000	51,032

Total Developments and Re-developments			137,993

Total Acquisitions, Developments and Re-developments			$332,209

(1)       Property is owned through a joint venture.  Costs presented are 45% of total project costs, and square footage represents the entire property.

Acquisitions

During 2002, we acquired three office properties and one retail property as described below.

Office Properties

901 Maitland Center – During March 2002, we acquired 901 Maitland Center, a 155,669 square foot office building located in Orlando, Florida, within Orlando’s largest suburban office park.  The total purchase price was $16.6 million and was funded through the sale of Colonial Grand at Palma Sola, a 340-unit multifamily asset located in Bradenton, Florida.  See disposition activity below for further discussion.

Colonnade – During May 2002, we acquired The Colonnade, which includes five Class A office buildings totaling 419,377 square feet, located in the premier suburban office park in Birmingham, Alabama.  The buildings are part of a mixed-use development, and adjacent sites include such amenities as hotels, restaurants, banking and financial services, and shopping.  The office buildings were purchased for a total purchase price of $49.0 million, which was primarily funded through the sale of certain multifamily properties.  See disposition activity below for further discussion.

Heathrow International Business Center – During August  2002, we acquired Heathrow International Business Center, a seven-building office park totaling 804,078 rentable square feet and 102 acres of land for potential future development, located in the Lake Mary/Heathrow submarket of Orlando, Florida.  Current tenants include national and regional companies like Veritas, Bank One, FiServ, and The United States Government.  The total purchase price of the office park was $122.0 million, which was primarily funded through our recent sales of multifamily and retail assets and the assumption of $44.0 million of existing debt.  The remaining balance was funded through our unsecured line of credit.

Retail Property

Shops at Colonnade – During May 2002, we acquired the Shops at Colonnade, a 112,186 square foot village style retail center, located in Birmingham, Alabama.  The property is part of a mixed-use development, and adjacent sites include such amenities as hotels, restaurants, banking and financial services, and office buildings.  The retail property was purchased for a total purchase price of $6.6 million, which was primarily funded through the sale of certain multifamily properties.  See disposition activity below for further discussion.

Completed Multifamily Development Activity

During 2002, we completed the development of two multifamily properties as described below.

Colonial Grand at TownPark – Sarasota—During the first quarter of 2002, we completed the development of Colonial Grand at TownPark – Sarasota, a 272-unit multifamily community located in Sarasota, Florida.  The new apartments  include numerous luxuries, including high-speed Internet access, fitness center, a swimming pool, and a resident business center.  Project development costs, including land acquisition costs totaled $21.7 million and were funded through advances on our unsecured line of credit.

Colonial Grand at TownPark – Lake Mary—During the second quarter of 2002, we completed the development of Colonial Grand at TownPark – Lake Mary, a 456-unit multifamily community located in Orlando, Florida.  The new apartments include numerous luxuries, including high-speed Internet access, fitness center, a swimming pool, and a resident business center.  Project development costs, including land acquisition costs totaled $37.7 million and were funded through advances on our unsecured line of credit.

Completed Office Property Development Activity

Colonial Center TownPark 600—During the fourth quarter of 2002, we completed the development of Colonial Center TownPark 600, a 199,585 square foot Class A office building in Orlando, Florida, which is part of a mixed-use development integrating multifamily, office, and retail products.  This building is a build-to-suit development for FiServ, Inc., a financial software company with approximately 14,000 employees worldwide.  Project development costs, including land acquisitions totaled $27.6 million and were funded through advances on our unsecured line of credit.

Completed Retail Development and Redevelopment Activity

Colonial Promenade Hoover—During the third quarter of 2002, we completed the development of Colonial Promenade Hoover, a 166,000 square foot community shopping center located in Birmingham, Alabama.  The center is anchored by a Super Wal-Mart Center.  Project development costs including land acquisitions costs totaled $16.6 million and were funded through our unsecured line of credit.

Parkway Place—During the fourth quarter of 2002, we, together with a joint venture partner, completed the re-development of Parkway Place, a 630,000 square foot mall located in Huntsville, Alabama.  The mall is anchored by Parisian and Dillard’s Department Stores.  Total project development costs totaled $76.5 million, of which our portion was $34.4 million, which was funded through a construction loan secured by the property, which matures in December 2003.

Continuing Development Activity

The following table summarizes our properties that are under construction and undeveloped land at December 31, 2002:

	Total Units/ Square Feet	Estimated Completion	Estimated Total Costs	Costs Capitalized To Date
			(in thousands)	(in thousands)
Office Property:
Colonial Center at TownPark 200	155,000	2003	$21,926	$15,835

Retail Property:
Colonial Promenade Trussville Phase II	65,000	2003	8,400	2,084

Mixed Use Projects Infrastructure
Colonial TownPark - Lake Mary			33,168	29,458
Colonial TownPark - Sarasota			6,410	4,969
Colonial Center at Mansell			10,794	9,863

Other Projects and Undeveloped Land				20,311
				$82,520

Continuing Office Property Development

Colonial Center TownPark 200—During the third quarter of 2001, we began the development of Colonial Center TownPark 200, a 155,000 square foot Class A office building in Orlando, Florida, which is part of a mixed-use development integrating multifamily, office, and retail products.  The building will include the most advanced technology systems available in the market, including high-speed internet access and fiber optic network infrastructure.  Project development costs, including land acquisitions are expected to total $21.9 million and will be funded through advances on our unsecured line of credit.  We expect to complete the project in the fourth quarter of 2003.

New Retail Development Activity

Colonial Promenade Trussville II—During the fourth quarter of 2002, we began the development of Colonial Promenade Trussville II, a 65,000 square foot addition to Colonial Promenade Trussville, a community shopping center located in Birmingham, Alabama.  The center will be anchored by a Sam’s and Kohl’s.  Project development costs including land acquisitions costs are expected to total $8.4 million and will be funded through our unsecured line of credit.  We expect to complete the project in the fourth quarter of 2003.

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

Property	Location	Total Units/Sq. Feet	Sales Price
			(in thousands)

Multifamily Properties

Colonial Grand at Carrollwood	Tampa, FL	244	$15,244
Colonial Grand at Palma Sola	Bradenton, FL	340	19,036
Colonial Village at Cordova	Pensacola, FL	152	5,360
Colonial Village at Hillcrest	Mobile, AL	104	5,178
Colonial Village at McGehee	Montgomery, AL	468	18,390
Colonial Village at Monte D’Oro	Birmingham, AL	200	11,166
Colonial Village at Oakleigh	Pensacola, FL	176	10,955
Ski Lodge - Tuscaloosa	Tuscaloosa, AL	304	9,180
		1,988	94,509
Office Properties

University Park	Orlando, FL	72,496	5,012
Colonnade 4100 & 4200	Birmingham, AL	32,000	3,680
		104,496	8,692
Retail Properties

Colonial Promenade University Park II	Orlando, FL	183,500	11,694
Colonial Promenade Madison (1)	Huntsville, AL	110,712	3,163
Colonial Promenade Hoover (2)	Birmingham, AL	155,231	20,530
		449,443	35,387

Total			$138,588

(1)       The Company sold one-half of its 50% interest in the property.

(2)       The Company sold 90% of its interest in the property.

Recent Developments

Orlando Fashion Square Joint Venture— In October 1998, we sold a 50% interest in our Orlando Fashion Square retail property located in Orlando, Florida to a third party. Subsequently, we entered into a joint venture agreement with the third party, and the joint venture entered into an agreement with us relating to the management of the property.  The joint venture agreement gives the third party the right, which became effective December 28, 2001, to convert its 50% interest in the property to our common shares if specified terms and conditions are met.  The conversion value of the interest would be determined at the time of conversion in accordance with the procedures set forth in the joint venture agreement, and would be net of the third party’s pro rata share of any indebtedness secured by the property.  The terms and conditions also include an “accretion threshold”, as defined, which must be met.  At the time of the original transaction, we considered the terms of the agreement in their entirety (including the conversion right, the accretion threshold, and the conversion value determination procedures) and assessed whether the third party could compel us to repurchase the 50% interest sold.  We concluded that the likelihood of a compelled repurchase was remote, and accordingly accounted for the transaction as a sale.

On May 31, 2002, the 50% joint venture partner elected to exercise its option to convert its 50% interest in the property to our common shares.  In accordance with the terms of the joint venture agreement, we negotiated with our joint venture partner and were unable to reach an agreement.  Therefore, on September 11, 2002, the joint venture partner elected to withdraw its conversion election.

Third Party Development— During December 2002, we entered into an agreement with an unrelated third party in connection with the third party’s development of a $23.5 million multi-family property in Tampa, Florida.  We have agreed to loan approximately $4.0 million, which represents 17.0% of the development costs to the third party during the development of the property.  Under the agreement, the balance of the loan matures in December 2007.  At December 31, 2002, no amount had been funded to the unrelated third party and we have no liability recorded on our books for the potential loan amount.  We have a right of first refusal to purchase the property should the third party elect to sell.

Investment in Partially Owned Entities and Other Arrangements— During August 2002, in connection with the purchase of Heathrow International Business Center, we agreed to acquire one new office building that contains 192,000 square feet.  The closing for this acquisition is anticipated to occur upon the earlier of August 2005 or at such time that the seller achieves certain leasing targets for the property.  The purchase price will be determined based upon the percentage of gross leasable area actually leased and the net operating income generated by the leases at the time of acquisition.

During December 2002, we sold 90% of our interest in Colonial Promenade Hoover for a total sales price of $20.5 million, and formed the Highway 150, LLC, in which we maintain a 10% ownership and manage the property under contract with the Highway 150 LLC.  In connection with the formation of the Highway 150 LLC, we are serving as a guarantor of $1.0 million of the debt related of the joint venture, which is collateralized by the Colonial Promenade Hoover retail property.  CRLP’s maximum guarantee of $1.0 million may be requested by the lender, only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted.  At December 31, 2002, the total outstanding debt of the joint venture was approximately $17.8 million, which matures in December 2012.  At December 31, 2002, no liability was recorded on our books for the guarantee.  The proceeds of the joint venture transaction were used to repay a portion of the amount outstanding under our unsecured line of credit.

Additionally, during December 2002, we sold 25% of our interest in the Colonial Promenade Madison Joint Venture for $3.2 million.  Under the original joint venture, we held a 50% interest in the joint venture.  Therefore, we now maintain a 25% ownership of the property and continue to manage the property.     Proceeds from the joint venture transaction were used to repay a portion of the associated construction loan.

Financing Activity

We funded a portion of our acquisition, development and re-development activities through the issuance of senior notes, public offerings of common shares through the Trust, proceeds received from the disposition of assets, proceeds related to the secured financing of three properties, and advances on our bank line of credit.  On February 28, 2002, we sold 560,380 common units in two transactions at $33.37 per unit, resulting in net proceeds of $17.6 million to us, which were used to repay outstanding balances under our unsecured line of credit.  Salomon Smith Barney deposited 260,710 units into The Equity Focus Trust REIT Portfolio Series, 2002-A, a newly formed unit investment trust, and 299,670 units were deposited into Cohen & Steers Quality Income Realty Fund, Inc.

On July 31, 2002, we completed a $100.0 million public debt offering of unsecured senior notes.  The notes, which mature in July 2012, bear a coupon rate of 6.88%, and were priced to yield an effective rate of 6.99% over the ten-year term.  We used the net proceeds of the offering to repay a $57.5 million medium-term note that matured on August 9, 2002 and the remaining amount was used to pay down a portion of the outstanding balance on our unsecured line of credit.  Additionally during 2002, we received proceeds of $52.8 million related to the financing of three properties, which is collateralized by the related properties.

We continued our asset recycling program, which allows us to maximize our investment returns through the sale of assets that have reached their maximum investment potential and reinvest the proceeds into opportunities with more growth potential.  During 2002, we sold assets for an aggregate sales price of $138.6 million.  See “Dispositions” above for a listing of the properties sold during 2002.  We used the proceeds to repay a portion of the borrowings under our unsecured line of credit and to support our investment activities.

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

Business Strategy

Our business objective is to generate stable and increasing cash flow and portfolio value for our unitholders through a strategy of:

•                  realizing growth in income from our existing portfolio of properties;

•                  developing, expanding, and selectively acquiring additional multifamily, office and retail properties in growth markets located in the Sunbelt region of the United States, where we have first-hand knowledge of growth patterns and local economic conditions and believe we have a competitive advantage due to our size and access to lower-cost capital;

•                  recycling capital by selectively disposing of assets that have reached their maximum investment potential and reinvesting the proceeds into opportunities with more growth potential;

•                  managing our own properties, which enables us to better control operating expenses and establish long-term relationships with our office and retail tenants;

•                  maintaining our third-party property management business, which increases cash flow and establishes additional relationships with potential tenants; and

•                  employing a comprehensive capital maintenance program to maintain properties in first-class condition.

Our business strategy and the implementation of that strategy are determined by the Trust’s Board of Trustees and may be changed from time to time.

Financing Strategy

We seek to maintain a well-balanced, conservative and flexible capital structure by:

•                  maintaining conservative debt service and fixed charge coverage ratios in order to sustain our investment grade status;

•                  extending and sequencing the maturity dates of our debt;

•                  borrowing primarily at fixed rates; and

•                  generally pursuing long-term debt financings and refinancings on an unsecured basis.

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

Product Type	Notional Value		Interest Rate	Maturity	Fair Value At December 31, 2002
					(in thousands)
Interest Rate SWAP, Cash Flow	$30.2 - $27.7	million	5.932%	1/01/06	$(3,117)
Interest Rate SWAP, Cash Flow	$50.0	million	2.319%	1/02/03	(38)
Interest Rate SWAP, Cash Flow	$25.0	million	2.430%	1/01/03	(21)
Interest Rate SWAP, Cash Flow	$50.0	million	2.113%	1/02/04	(370)
Interest Rate SWAP, Cash Flow	$50.0	million	1.637%	1/02/04	(131)
Interest Rate SWAP, Cash Flow	$50.0	million	1.615%	1/02/04	(119)
Interest Rate SWAP, Fair Value	$50.0	million	5.015%	7/26/04	2,633
Interest Rate CAP, Cash Flow	$21.1	million	6.850%	6/29/04	1
Interest Rate CAP, Cash Flow	$17.9	million	6.850%	7/06/04	1
Interest Rate CAP, Cash Flow	$30.4	million	11.200%	6/30/03	—
Interest Rate CAP, Cash Flow	$17.1	million	4.840%	4/1/04	1
Interest Rate CAP, Cash Flow	$27.0	million	4.840%	4/1/04	1
Interest Rate CAP, Cash Flow	$8.7	million	4.840%	4/1/04	—

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

At December 31, 2002, derivatives with a fair value of $2.6 million were included in other assets and derivatives with a fair value of $3.8 million were included in other liabilities.  The change in net unrealized gains/losses of $3.6 million in 2002 for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in partners’ equity. Hedge ineffectiveness of $23,000 on cash flow hedges was recognized in other income (expense) during 2002.

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

We may modify our borrowing policy and may increase or decrease our ratio of debt to total market capitalization. To the extent that the Trust’s Board of Trustees determines to seek additional capital, we may raise such capital through additional equity offerings, debt financings, asset dispositions or retention of cash flow (subject to provisions in the Internal Revenue Code of 1986 requiring the distribution by a REIT of a certain percentage of taxable income and taking into account taxes that would be imposed on undistributed taxable income) or a combination of these methods.

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

Operational Structure

We manage our business with three separate and distinct operating divisions: multifamily, office and retail. We have centralized functions that are common to each division, including accounting, information technology, due diligence and administrative services.  Decisions regarding acquisitions, developments and dispositions are also centralized.  Each division has an Executive Vice President that oversees growth and operations and has a separate management team that is responsible for acquiring, developing, and leasing properties within each division. This structure allows us to utilize specialized management personnel for each operating division. Although these divisions operate independently from one another, constant communication among the Executive Vice Presidents provides us with unique synergies allowing us to take advantage of a variety of investment opportunities. In addition, the third-party management, leasing and brokerage businesses have provided us both with a source of cash flow that is relatively stable and with the benefits of economies of scale in conjunction with the management and leasing of our own properties. These businesses also allow us to establish additional relations with tenants that may require additional retail or office space and to identify potential acquisitions.  See note 7 – Segment Reporting in our Notes to Consolidated Financial Statements for information on our three segments and the reconciliation of total segment revenues to total revenues, total segment net operating income to income from continuing operations, and total divisional assets to total assets for the years ended December 31, 2002, 2001 and 2000.  Additional information with respect to each of the operating divisions is set forth below:

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

Environmental Matters

We believe that our properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. We are not aware of any environmental condition which we believe would have a material adverse effect on our financial condition or results of operations (before consideration of any potential insurance coverage). Nevertheless, it is possible that there are material environmental liabilities of which we are unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of our properties have not been or will not be affected by tenants and occupants of our properties, by the condition of properties in the vicinity of our properties or by third parties unrelated to us.  See “Risk Factors—Risks Associated with Our Operations—We could incur significant costs related to environmental issues” for a further discussion.

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

Employees

As of December 31, 2002, CRLP employed approximately 950 persons, including on-site property employees who provide services for the Properties that CRLP owns and/or manages.

Tax Status

CRLP has no provision for income taxes since all taxable income or loss or tax credits are passed through to the partners.  The Trust has made an election to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ending December 31, 1993.  If the Trust qualifies for taxation as a REIT, the Trust generally will not be subject to Federal income tax to the extent it distributes at least 90% of its REIT taxable income to its shareholders.  Even if the Trust qualifies for taxation as a REIT, the Trust may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

In addition, our financial statements include the operations of a taxable REIT subsidiary, Colonial Properties Services, Inc. (CPSI), that is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes.  CPSI provides property development, leasing and management services for third-party owned properties and administrative services to us.  We generally reimburse CPSI for payroll and other costs incurred in providing services to us.  All inter-company transactions are eliminated in the accompanying consolidated financial statements.  We recognized tax expense of $0.6 million in 2002 related to the taxable income of CPSI.  No federal income taxes were recognized in 2001 and 2000.

Available Information

Our general partner’s website address is www.colonialprop.com and provides access in the “Investor Relations” section, free of charge, to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Risk Factors

Set forth below are the risks that we believe are material to investors who purchase or own our common or preferred units of limited partnership interest or our debt securities.  Our units are redeemable for cash or, at the election of the Trust, on a one-for-one basis for the Trust’s common shares of beneficial interest.

Risks Associated with Real Estate

We face risks associated with numerous national, regional and local economic conditions that are not in our control, any or all of which could adversely affect our results of operations through decreased revenues.

During the last two years, we have seen a dramatic slowdown in the U.S. economy, and the general business climate has been negatively impacted.  The Sunbelt region has similarly experienced a slowdown in its economy.  The industry slowdowns, higher unemployment rates, reduced demand for apartment homes and declines in household formations resulting from the economic slowdown, particularly in the Sunbelt region in which we operate, have adversely impacted, and may continue to impact, our results of operations through decreased revenues.

Although the results of operations of each of our three business segments have been adversely impacted by the decline in the economy, our multifamily properties, which rely heavily on short-term leases, have been most affected.  In addition to the general slowdown in the economy, the low interest rate environment which we have experienced also impacted our multifamily properties as more people consider buying their homes instead of renting.  Any continuation or worsening of current economic conditions generally and in our principal market areas may continue to have a negative impact on our results of operations.

As a real estate company, we face numerous risks in real estate conditions that could adversely affect our results of operations through decreased revenues or increased costs.

In addition to the economic risks that we face, as a real estate company, we are subject to various changes in real estate conditions, any negative trends of which may adversely affect our results of operations through decreased revenues or increased costs.  These conditions include:

•                                          the existence and quality of the competition, such as the attractiveness of our property as compared to our competitors’ properties based on considerations such as convenience of location, rental rates, amenities and safety record;

•                                          increased operating costs, including increased real property taxes and utilities costs;

•                                          oversupply of multifamily, office or retail space or a reduction in demand for real estate in the area; and

•                                          changing trends in the demand by consumers for merchandise offered by retailers conducting business at our retail properties.

Moreover, other factors may affect our results of operations adversely, including changes in government regulations and other laws, rules and regulations governing real estate, zoning or taxes, changes in interest rate levels, the availability of financing and potential liability under environmental and other laws and other unforeseen events, most of which are discussed elsewhere in the following risk factors.  Any or all of these factors could materially adversely affect our results of operations through decreased revenues or increased costs.

Because real estate investments are illiquid, we may not be able to sell our properties in response to economic changes, which could adversely affect our results of operations or financial condition.

Real estate investments generally are relatively illiquid and as a result cannot be sold quickly in response to changes in the economy or other conditions when it may be prudent to do so.  This inability to respond quickly to changes in the performance of our properties could adversely affect our results of operations if we cannot sell an unprofitable property.  As well, our financial condition could also be adversely affected if we were, for example, unable to sell one or more of our properties in order to meet our debt obligations upon maturity.

We are subject to significant regulation that inhibits our activities, which could adversely affect our results of operations through increased costs or inability to pursue business opportunities.

Local zoning and use laws, environmental statutes and other governmental requirements restrict our development, expansion, rehabilitation and reconstruction activities. These regulations may prevent or delay us from taking advantage of economic opportunities. We cannot predict what requirements may be enacted and there can be no assurance that such enactment will not increase our costs of regulatory compliance or prohibit us from pursuing business opportunities that could be profitable to us.

Risks Associated with Our Operations

Our properties may not generate sufficient income to pay our expenses, and we may not be able to control our operating costs, either of which circumstances could adversely affect our results of operations.

A number of factors may adversely affect our ability to generate sufficient income.  These factors include:

•                                          whether or not we can attract tenants at favorable rental rates, which will depend on several factors, including:

•                                          local conditions such as an oversupply of, or reduction in demand for, multifamily, office or retail properties;

•                                          the attractiveness of our properties to residents, shoppers and tenants, and

•                                          decreases in market rental rates;

•                                          our ability to collect rent from our tenants.

If we cannot generate sufficient income to pay our expenses, maintain our properties and service our debt as a result of any of these factors, our results of operations may be adversely affected.

Factors that may adversely affect our operating costs include:

•                                          the need to pay for insurance and other operating costs, including real estate taxes, which could increase over time;

•                                          the need periodically to repair, renovate and re-lease space;

•                                          the cost of compliance with governmental regulation, including zoning and tax laws;

•                                          the potential for liability under applicable laws;

•                                          interest rate levels; and

•                                          the availability of financing.

If our operating costs increase as a result of any of the foregoing factors, our results of operations may be adversely affected.

Our expenses may remain constant even if our revenues decrease, causing our results of operations to be adversely affected.

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

We may be unable to lease our new properties or renew leases or re-lease space at our existing properties as leases expire, which may adversely affect our operating results.

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

Due to our lack of geographic diversity, an economic downturn or natural disaster in an area in which our properties are concentrated could adversely affect our results of operations or financial condition.

While our properties are diversified in three different segments, all of our properties are located in the Sunbelt region of the United States.  In particular, we derived an aggregate of approximately 46.9% of our net operating income in 2002 from properties located in or near three key cities:  (a) Birmingham, Alabama, which accounted for 19.4% of our 2002 net operating income; (b) Orlando, Florida, which accounted for 16.9% of our 2002 net operating income; and (c) Huntsville/Decatur, Alabama, which accounted for 10.6% of our 2002 net operating income.  If the Sunbelt region of the United States, and in particular the areas of or near Birmingham, Orlando and Huntsville/Decatur, experiences a slowdown in the economy or a natural disaster, our results of operations may be negatively affected through decreased revenues or increased costs.  Also, our financial condition may be negatively affected through the damage or loss of assets.

We have been and may continue to be affected negatively by tenant bankruptcies and downturns in tenants’ businesses, which may adversely affect our operating results by decreasing our revenues.

At any time, a tenant may experience a downturn in its business that may weaken its financial condition due to a slowing economy generally or a downturn in the retail sector.  As a result, our tenants may delay lease commencement, cease or defer making rental payments or declare bankruptcy.  If a tenant files for bankruptcy, the tenant may have the right to reject and terminate its lease and we cannot be sure that it will affirm its leases and continue to make rental payments in a timely manner.  We also cannot be sure that we will be able to lease vacant space in our properties on economically favorable terms.  During 2002, we were negatively impacted by the bankruptcy of Kmart Corporation, one of our retail tenants that had stores at five of our properties.  As recently as the first quarter 2002, Kmart was our fourth largest retail tenant, based on its annual rent payments as a percentage of our total revenue of 0.6%.  During 2002, Kmart closed three of the five stores at our properties.  Recently, we were informed that Kmart will be closing one of its two remaining stores at our properties in the near term and we reasonably believe that Kmart will close its last store in the near future.  Any other bankruptcy or financial difficulties of our tenants may negatively affect our operating results by decreasing our revenues.

Risks associated with the property management, leasing and brokerage businesses could adversely affect our results of operations through decreased revenues.

In addition to the risks we face as a result of our ownership of real estate, we face risks relating to the property management, leasing and brokerage businesses of CPSI, including risks that:

•                                          management contracts or service agreements with third-party owners will be lost to competitors;

•                                          contracts will not be renewed upon expiration or will not be renewed on terms consistent with current terms; and

•                                          leasing and brokerage activity generally may decline.

Each of these developments could adversely affect our results of operations by decreasing our revenues.

We could incur significant costs related to environmental issues, which could adversely affect our results of operations through increased compliance costs or our financial condition if we become subject to a significant liability.

Under federal, state and local laws and regulations relating to the protection of the environment, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of on real property, may be liable for the costs of investigating and remediating hazardous substances on or under or released from the property and for damages to natural resources. The federal Comprehensive Environmental Response, Compensation & Liability Act, and similar state laws, impose liability on a joint and several basis, regardless of whether the owner, operator or other responsible party knew of or was at fault for the release or presence of hazardous substances. In connection with the ownership or operation of our properties, we could be liable for costs associated with investigation and remediation in the future. The costs of any required remediation and related liability as to any property could be substantial under these laws and could exceed the value of the property and/or our aggregate assets. The presence of hazardous substances, or the failure to properly remediate those substances, also may adversely affect our ability to sell or rent a property or to borrow funds using the property as collateral. In addition, environmental laws may impose restrictions on the manner in which we use our properties or operate our business, and these restrictions may require expenditures for compliance. We cannot assure you that a material environmental claim or compliance obligation will not arise in the future. The costs of defending against any claims of liability, of remediating a contaminated property, or of complying with future environmental requirements could be substantial and affect our operating results.  In addition, if a judgment is obtained against us or we otherwise become subject to a significant environmental liability, our financial condition may be adversely affected.

On December 29, 1998, we acquired Bel Air Mall in Mobile, Alabama.  During the course of our environmental due diligence, we identified several different areas of the property in which contamination is present.  One of those areas involves drycleaner solvent; the others involve petroleum contamination.  The Alabama Department of Environmental Management (ADEM) is overseeing the investigation and cleanup of the drycleaner contamination.  Under the terms of the purchase and sale agreement, the former owner of the property purchased a $10 million environmental insurance policy (including paying the $275,000 up front deductible) and established an escrow account totaling $1,000,000 to cover any costs associated with investigation and re-mediation of the contaminated areas not covered by the insurance policy.  Under the agreement the seller will be performing all required remediation of the drycleaner contamination until a “no further action” status is obtained from ADEM.  In addition, two locations, which contained petroleum contamination, have now received a “no further action” status from ADEM.

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

Competition for acquisitions could result in increased prices for properties, which could adversely affect our return on properties we purchase.

We compete with other major real estate investors with significant capital for attractive investment opportunities in multifamily, office or retail properties.  These competitors include publicly traded REITs, private REITs, investment banking firms, private institutional investment funds and national, regional and local real estate investors.  This competition could increase the prices that we have to pay for multifamily, office or retail properties, in which case our expected return from investment in these properties will deteriorate.

We may be unable to successfully integrate and effectively manage the properties we acquire, which could adversely affect our results of operations.

So long as we are able to obtain capital on commercially reasonable terms, we intend to continue to selectively acquire multifamily, office or retail properties that meet our criteria for investment opportunities, are consistent with our business strategies and we believe will be profitable or will enhance the value of our portfolio.  The success of these acquisitions will depend, in part, on our ability to efficiently integrate the acquired properties into our organization, and apply our business, operating, administrative, financial and accounting strategies and controls to these acquired properties.  If we are unable to successfully integrate the acquired properties into our operations, our results of operations may be adversely affected.

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

We may be unable to develop new properties or redevelop existing properties successfully, which could adversely affect our results of operations due to unexpected costs, delays and other contingencies.

To complement our acquisition strategy, we will continue to develop new properties or expand or redevelop existing properties as opportunities arise.  However, there are significant risks associated with our development activities in addition to those generally associated with the ownership and operation of developed properties.  These risks include the following:

•                                          significant expenditure of money and time on projects that may be delayed or never be completed,

•                                          higher than projected construction costs,

•                                          lack of availability of debt or equity financing on acceptable terms,

•                                          failure to meet anticipated occupancy or rent levels,

•                                          failure to obtain zoning, occupancy or other governmental approvals,

•                                          changes in applicable zoning and land use laws may require us to abandon projects prior to their completion, resulting in the loss of development costs incurred up to the time of abandonment, and

•                                          late completion because of construction delays, delays in the receipt of zoning, occupancy and other approvals or other factors outside of our control.

Any one or more of these risks may  cause us to incur unexpected costs in connection with our acquisition strategy, which would negatively affect our  results of operations.

Risks Associated with Our Indebtedness and Financing

We have substantial indebtedness and  our cash flow may not be sufficient to make required payments on our indebtedness.

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

We may be unable to repay our existing indebtedness as they mature which could adversely affect our financial condition and results of operations.

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

Our degree of leverage could limit our ability to obtain additional financing, which would negatively impact our  results of operations and financial condition.

As of December 31, 2002, our consolidated borrowings and pro rata share of unconsolidated borrowings totaled approximately $1.34 billion, which represented approximately 48.6% of our total market capitalization.  Total market capitalization represents the sum of the outstanding indebtedness (including our share of joint venture indebtedness), the total liquidation preference of all our preferred units and the total market value of our common units, based on the closing price of our common shares as of December 31, 2002.  Our high leverage and any future increases in our leverage could adversely affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes which would negatively impact our  results of operations and financial condition.

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

We have entered into debt agreements with covenants that restrict our operating activities, which could adversely affect our results of operations, and violation of these restrictive covenants could adversely affect our financial condition through debt defaults or acceleration.

Our credit facility contains customary numerous customary restrictions, requirements and other limitations on our ability to incur debt, including:

•                                          debt to assets ratios;

•                                          secured debt to total assets ratios;

•                                          debt service coverage ratios; and

•                                          minimum ratios of unencumbered assets to unsecured debt.

In addition, the indenture under which our senior unsecured debt is issued contains financial and operating covenants including coverage ratios.  Our indenture also limits our ability to:

•                                          incur secured and unsecured indebtedness;

•                                          sell all or substantially all or our assets; and

•                                          engage in mergers, consolidations and acquisitions.

These restrictions will continue to hinder our operational flexibility through limitations on our ability to incur additional indebtedness or make other changes to our business.  These limitations could adversely affect our results of operations.  In addition, violations of these covenants will result in adverse consequences to our financial condition, including through the declaration of defaults and any related acceleration of indebtedness.

Our senior notes do not have an established trading market.  As a result, you may not be able to sell your notes.

Each series of the senior notes are a new issue of securities with no established trading market. We do not intend to apply for listing of any series of notes on any national securities exchange. The underwriters in an offering of senior notes may advise us that they intend to make a market in the notes, but they are not obligated to do so and may discontinue market making at any time without notice. We can give no assurance as to the liquidity of or any trading market for any series of our notes.

Risks Associated with Our Organization

Some of our general partners’ trustees and officers have conflicts of interest and could exercise influence in a manner inconsistent with holders of interest in CRLP.

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

The Lowder family and their affiliates hold interests in companies that have performed construction, management, insurance brokerage and other services with respect to our properties. These companies may perform similar services for us in the future. As a result, the Lowder family may realize benefits from transactions between such companies and us that are not realized by other holders of interests in us.  In addition, Thomas and James Lowder, as our trustees, may be in a position to influence us to do business with companies in which the Lowder family has a financial interest.  Our policies may not be successful in eliminating the influence of conflicts.  Moreover, transactions with companies controlled by the Lowder family, if any, may not be on terms as favorable to us as we could obtain in an arms-length transaction with a third party.

Restrictions on the acquisition and change in control of the Trust may have adverse affects on the value of our common units.

Various provisions of the Declaration of Trust of the Trust restrict the possibility for acquisition or change in control of us, even if the acquisition or change in control were in the unitholders’ interest.  As a result, the value of our common units may be less than they would otherwise be in the absence of such restrictions.

We may change our business policies in the future, which could adversely affect our financial condition or results of operations.

Our major policies, including our policies with respect to development, acquisitions, financing, growth, operations, debt capitalization and distributions, are determined by the Board of Trustees of the Trust.  Although it has no present intention to do so, our Board of Trustees may amend or revise these and other policies from time to time.  A change in these policies could adversely affect our financial condition or results of operations, including our ability to service debt.

Risks Associated with Income Tax Laws

The Trust intends to qualify as a REIT, but we cannot guarantee that it will qualify as a REIT, and its failure to qualify as a REIT would adversely affect our results of operations.

We believe that  the Trust has qualified for taxation as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 1993.  If  the Trust qualifies as a REIT, it generally will not be subject to federal income tax on its  income that it distributes to its shareholders. The Trust plans to continue to meet the requirements for taxation as a REIT, but it may not qualify. Many of the REIT requirements are highly technical and complex. The determination that it is a REIT requires an analysis of various factual matters and circumstances that may not be totally within its control. For example, to qualify as a REIT, at least 95% of its gross income must come from sources that are itemized in the REIT tax laws.  The Trust generally is prohibited from owning more than 10% of the voting securities or more than 10% of the value of the outstanding securities of any one issuer, subject to certain exceptions, including an exception with respect to corporations electing to be “taxable REIT subsidiaries,” and it is also required to distribute to shareholders at least 90% of its REIT taxable income, excluding capital gains. The fact that it holds most of its assets through CRLP further complicates the application of the REIT requirements.  Even a technical or inadvertent mistake could jeopardize its REIT status.  Furthermore, Congress and the Internal Revenue Service might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for it to remain qualified as a REIT.  We do not believe, however, that any pending or proposed tax law changes would jeopardize its REIT status.

If the Trust failed to qualify as a REIT, it would be subject to federal income tax at regular corporate rates. Also, unless the Internal Revenue Service granted it relief under certain statutory provisions, it would remain disqualified as a REIT for the four years following the year it first failed to qualify. If it failed to qualify as a REIT, it would have to pay significant income taxes and would therefore have less money available for investments or for distributions to shareholders. This would likely have a significant adverse affect on the value of its common units.  In addition, it would no longer be required to make any distributions to shareholders, but we would still be required to distribute quarterly substantially all of our net cash revenues to our unitholders.

Additional Tax Considerations

Recent changes in taxation of corporate dividends may adversely affect the value of REIT stock.

The Jobs and Growth Tax Relief Reconciliation Act of 2003 that was enacted into law on May 28, 2003, among other things, generally reduces to 15% the maximum marginal rate of tax payable by individuals on dividends received from a regular C corporation.  This reduced tax rate, however, will not apply to dividends paid to individuals by REIT on its stock, except for certain limited amounts.  While the earnings of a REIT that are distributed to its stockholders still generally will be subject to less federal income taxation that earnings of a non-REIT C corporation that are distributed to its stockholders net corporate-level income tax, this legislation could cause individual investors to view the stock of regular C corporations as more attractive relative to the stock of a REIT that was the case prior to the enactment of the legislation.  Individual investors could hold this view because the dividends from regular C corporations will generally be taxed at a lower rate while dividends from REITs will generally be taxed at the same rate as the individual's other ordinary income.  We cannot predict what effect, if any, the enactment of this legislation may have on the value of the stock of REITs in general or on the value of the Trust's capital stock in particular, either in terms of price or relative to other investments.

Item 2.                                                           Properties.

General

As of December 31, 2002, our real estate portfolio consisted of 106 properties consisting of whole or partial ownership interests, located in nine states in the Sunbelt region of the United States.  Additionally, we maintain non-controlling partial interests of 15% to 50% in 15 operating properties. The 106 properties owned by us at December 31, 2002 consisted of the following:

Summary of Properties

Type of Property	Number of Properties	Units/ GRA/ NRA (1)		Total 2002 Property Revenue (2)		Percent of Total 2002 Property Revenue (2)		Percentage Occupancy at Dec. 31, 2002 (3)
				(in thousands)

Multifamily	41	14,556	(4)	$104,160		31.1%		88.1%
Office	21	5,185,170	(5)	75,436		22.5%		91.0%
Retail	44	15,475,196	(6)	155,845		46.4%		89.2%
Total	106			$335,441	(7)	100.0	%(7)

(1)          Units (in this table only) refers to multifamily units, GRA refers to gross retail area, which includes gross leasable area and space owned by anchor tenants and NRA refers to net rentable area of office space.  Information is presented as of December 31, 2002.

(2)          Includes CRLP’s proportionate share of revenue from those multifamily, office and retail Properties accounted for under the equity method, and CRLP’s share of the properties disposed of in 2002.

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

(7)          Amount includes $13,743 of CRLP’s proportionate share of revenue from unconsolidated properties and $5,410 of revenue from properties classified as discontinued operations during 2002.  In order to arrive at consolidated property revenues of $316,288, in accordance with generally accepted accounting principles, these amounts must be removed from the total property revenue.  Management believes including CRLP’s proportionate share of revenue from unconsolidated properties and revenues from discontinued operations provide investors with a more complete description of CRLP’s revenue stream.

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

The following table sets forth certain additional information relating to the multifamily properties as of and for the year ended December 31, 2002.

Multifamily Properties

Multifamily Property (1)	Location	Year Completed (2)	Number of Units (3)	Approximate Rentable Area (Square Feet)	Percent Occupied	Average Rental Rate Per Unit		Total Multifamily Property Revenue for 2002		Percent of Total Multifamily 2002 Property Revenue (4)

Alabama:
CV at Cahaba Heights (8)	Birmingham	1992	125	131,230	96.8%	752		154,164		0.1%
CG at Edgewater	Huntsville	1990	500	541,650	90.7%	712		4,159,093		4.0%
CG at Galleria	Birmingham	1986/96	1,080	1,195,186	90.8%	677		7,715,537		7.4%
CG at Galleria Woods	Birmingham	1994	244	260,720	95.5%	705		1,904,960		1.8%
CG at Liberty Park	Birmingham	2000	300	338,684	93.3%	1,000		3,069,775		2.9%
CG at Madison	Huntsville	2000	336	354,592	90.5%	771		3,056,591		2.9%
CG at Promenade	Montgomery	2000	384	424,372	88.5%	822		3,201,001		3.1%
CG at Riverchase	Birmingham	1984/91	468	745,840	87.9%	801		3,757,893		3.6%
CV at Ashford Place	Mobile	1983	168	139,128	83.3%	559		916,014		0.9%
CV at Hillcrest (9)	Mobile	1981						252,107		0.2%
CV at Huntleigh Woods	Mobile	1978	233	199,052	91.0%	517		1,258,036		1.2%
CV at Inverness	Birmingham	1986/87/90	586	491,072	93.5%	619		3,918,394		3.8%
CV at McGehee Place (9)	Montgomery	1986/95						1,059,051		1.0%
CV at Monte D’Oro (9)	Birmingham	1977						532,215		0.5%
CV at Research Park	Huntsville	1987/94	736	809,343	86.9%	609		5,135,512		4.9%
CV at Trussville	Birmingham	1996/97	376	410,340	92.0%	755		3,089,277		3.0%
CV at Hillwood (8)	Montgomery	1984	160	150,912	83.8%	598		155,792		0.1%
CV at Inverness Lakes I (8)	Mobile	1983	186	176,460	91.4%	582		169,607		0.2%
CG at Inverness Lakes II (8)	Mobile	1996	312	329,926	91.3%	683		367,072		0.4%
CG at Mountain Brook (8)	Birmingham	1987/91	392	392,700	94.9%	721		440,570		0.4%
CV at Rocky Ridge (8)	Birmingham	1984	226	258,900	94.2%	688		240,092		0.2%
Ski Lodge - Tuscaloosa (9)	Tuscaloosa	1976/92						554,768		0.5%
Subtotal - Alabama			6,812	7,350,107	90.4%	700		45,107,521		43.1%
Florida:
CG at Carrollwood (9)	Tampa	1966						1,216,361		1.2%
CG at Citrus Park	Tampa	1999	176	200,288	82.4%	932		1,815,237		1.7%
CG at Cypress Crossing	Orlando	1999	250	314,596	91.2%	1,023		2,733,289		2.6%
CG at Gainesville	Gainesville	1989/93/94	560	488,624	72.5%	812		4,324,724		4.2%
CG at Heather Glen	Orlando	2000	448	524,074	90.7%	925		4,136,063		4.0%
CG at Heathrow	Orlando	1997	312	370,028	89.7%	978		3,137,248		3.0%
CG at Hunter’s Creek	Orlando	1997	496	624,464	86.7%	946		4,848,377		4.7%
CG at Lakewood Ranch	Sarasota	1999	288	301,656	86.4%	960		3,259,466		3.1%
CG at Palma Sola (9)	Bradenton	1992						760,333		0.7%
CG at TownPark	Orlando	2002	456	584,664	(7)	1,035		2,272,317	(6)	2.2%
CV at TownPark	Sarasota	2002	272	316,370	(7)	1,018		3,530,328	(6)	3.4%
CV at Cordova (9)	Pensacola	1983						332,566		0.3%
CV at Lake Mary	Orlando	1991/95	504	431,396	84.4%	752		3,938,808		3.8%
CV at Oakleigh (9)	Pensacola	1997						574,537		0.6%
CG at Ponte Vedra (8)	Jacksonville	1988	240	211,640	91.9%	793		308,333		0.3%
CG at River Hills (8)	Tampa	1991/97	776	690,312	91.0%	679		857,156		0.8%
Subtotal - Florida			4,778	5,058,112	85.0%	876		38,045,143		36.6%
Georgia:
CG at Barrington Club (8)	Macon	1996	176	191,940	79.5%	743		200,977		0.2%
CG at Wesleyan	Macon	1997	328	382,946	79.3%	754		2,480,420		2.4%
CV at Timothy Woods	Athens	1996	204	211,444	94.1%	806		1,803,807		1.7%
CV at Vernon Marsh	Savannah	1986/87	178	151,226	89.3%	662		1,339,065		1.3%
CV at Walton Way	Augusta	1984	256	254,264	92.2%	638		1,802,247		1.7%
CV at Stockbridge (8)	Stockbridge	1993/94	240	253,200	75.8%	766		263,519		0.3%
Subtotal - Georgia			1,382	1,445,020	87.1%	729		7,890,035		7.6%
Mississippi:
CG at The Reservoir	Jackson	2000	170	195,605	95.9%	851		1,705,801		1.6%
CV at Natchez Trace	Jackson	1995/97	328	342,800	96.9%	721		2,709,853		2.6%
Subtotal - Mississippi			498	538,405	96.6%	765		4,415,654		4.2%
South Carolina:
CV at Ashley Plantation	Bluffton	1998/2000	414	425,095	78.7%	797		2,996,593		2.9%
CV at Caledon Wood	Greenville	1995/96	350	348,305	84.3%	720		2,619,956		2.5%
Subtotal - South Carolina			764	773,400	81.3%	762		5,616,549		5.4%
Texas:
CV at Haverhill	San Antonio	1997	322	326,914	86.5%	948		3,085,154		3.0%
Subtotal - Texas			322	326,914	86.5%	948		3,085,154		3.0%
TOTAL			14,556	15,491,958	88.1%	$785	(5)	$104,160,056		100.0%

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

(4)          Percent of Total Multifamily 2002 Property Revenue represents each property’s proportionate share of revenue from our 41 multifamily properties, including the partially owned properties.

(5)          Represents weighted average rental rate per unit of the 41 multifamily properties at December 31, 2002.

(6)          Represents revenues from the date of our development of this property in 2002 through December 31, 2002.

(7)          Expanded or newly developed property currently undergoing lease-up.

(8)          These properties were sold by us during 1999 or 2000 to a joint venture formed by CRLP and an unrelated party.  CRLP holds a 15% non-controlling interest in these joint ventures.

(9)          This property was sold during 2002.

The following table sets forth the total number of units, percent leased and average base rental rate per unit as of the end of each of the last five years for the multifamily properties:

Year-End	Number of Units (1)	Percent Leased (2)	Average Base Rental Rate Per Unit
December 31, 2002	14,556	88.1%	$785
December 31, 2001	16,256	92.8%	$752
December 31, 2000	17,189	94.0%	$707
December 31, 1999	16,415	93.9%	$688
December 31, 1998	15,381	93.5%	$642

(1)          Units (in this table only) refers to multifamily units owned at year end, which includes 2,833 units partially owned by us at December 31, 2002.

(2)          Represents weighted average occupancy of the multifamily properties that had achieved stabilized occupancy at the end of the respective period.

Office Properties

The 21 office properties, contain a total of approximately 5.2 million rentable square feet.  Fourteen of the office properties are located in Alabama (representing 49% of the office portfolio’s net rentable square feet), one is located in Atlanta, Georgia and six are located in Florida.  The office properties range in size from approximately 30,000 square feet to 863,000 square feet.  All of the office properties are managed by CRLP.

The following table sets forth certain additional information relating to the office properties as of and for the year ended December 31, 2002.

Office Properties

Office Property (1)	Location	Year Completed (2)	Net Rentable Area Square Feet	Percent Leased	Total Annualized Base Rent	Average Base Rent Per Leased Square Foot		Total Office Property Revenue for 2002 (3)		Percent of Total Office 2002 Property Revenue (4)

Alabama:
Interstate Park	Montgomery	1982-85/89	226,481	84.5%	$2,881,187	15.06		$3,142,239		4.3%
Riverchase Center	Birmingham	1984-88	303,766	84.3%	2,862,100	11.18		3,818,217		5.1%
International Park	Birmingham	1987/89/99	238,983	97.8%	4,933,045	21.11		5,023,230		6.7%
Colonial Plaza	Birmingham	1999	170,870	100.0%	3,165,722	18.53		3,598,053		4.8%
Colonial Center Colonnade (9)	Birmingham	1989/99	419,377	91.9%	6,671,004	17.31		5,391,344	(6)	7.1%
Progress Center	Huntsville	1983-91	224,369	92.9%	2,337,732	11.22		2,417,569		3.2%
Colonial Center Lakeside	Huntsville	1989/90	121,513	92.9%	1,692,752	15.00		1,892,163		2.5%
AmSouth Center	Huntsville	1990	154,521	99.6%	2,979,499	19.36		3,323,810		4.4%
Colonial Center Research Park	Huntsville	1999	133,482	94.8%	2,017,131	15.94		2,638,502		3.5%
250 Commerce St	Montgomery	1904/81	37,447	100.0%	648,094	17.31		470,238		0.6%
Land Title Bldg.	Birmingham	1975	29,988	100.0%	402,003	13.41		169,433		0.2%
Independence Plaza	Birmingham	1979	101,051	98.9%	1,982,860	19.84		1,690,039		2.2%
Emmett R. Johnson Building	Birmingham	1982/95	165,144	78.7%	2,559,268	19.70		2,282,391		3.0%
Perimeter Corporate Park	Huntsville	1986/89	234,667	84.4%	3,337,977	16.86		3,723,044		4.9%
Subtotal-Alabama			2,561,659	91.1%	38,470,374	16.48		39,580,272		52.5%
Florida:
Colonial Center 100 at Town Park	Orlando	2001	153,569	94.9%	2,946,594	20.21		2,773,798		3.7%
Colonial Center 200 at Town Park	Orlando	2002	155,240	(8)	71,666		(8)	35,370	(6)	0.0%
Colonial Center 600 at Town Park	Orlando	2002	199,585	(8)	3,038,500		(8)	1,277,234	(6)	1.7%
Concourse Center	Tampa	1981/85	292,104	94.6%	3,602,542	13.04		4,966,149		6.6%
901 Maitland Center	Orlando	1985	155,669	88.1%	2,615,579	19.07		2,147,748	(6)	2.8%
Colonial Center Heathrow	Orlando	1988/96-00	804,078	95.4%	16,018,878	20.89		6,854,673	(6)	9.1%
University Park (5)	Orlando	1985						486,520		0.6%
Subtotal-Florida			1,760,245	94.4%	28,293,759	18.66		18,541,492		24.5%
Georgia:
Colonial Center at Mansell Overlook	Atlanta	1987/96/97/00	700,018	84.3%	11,297,614	19.15		15,099,641		20.1%
Colonial Center at Mansell Overlook 500 (7)	Atlanta	2001	163,248	(8)	2,643,917		(8)	2,214,783	(6)	2.9%
Subtotal-Georgia			863,266	84.3%	13,941,531	23.84		17,314,424		23.0%
TOTAL			5,185,170	91.0%	$80,705,664	$18.24		$75,436,188		100.0%

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

(4)          Percent of Total Office 2002 Property Revenue represents each property’s proportionate share of revenue from our 21 office properties, including partially owned properties.

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

Year of Lease Expiration	Number of Tenants with Expiring Leases	Net Rentable Area Of Expiring Leases (Square Feet) (1)	Annualized Base Rent of Expiring Leases (1)(2)	Percent of Total Annual Base Rent Represented by Expiring Leases (1)

2003	146	547,643	$8,676,124	10.8%
2004	109	702,004	10,880,192	13.5%
2005	168	794,643	11,556,398	14.3%
2006	112	691,967	12,198,100	15.1%
2007	89	897,929	16,816,478	20.8%
2008	36	361,183	6,414,324	7.9%
2009	17	199,176	3,686,170	4.6%
2010	11	140,777	2,647,838	3.3%
2011	8	84,199	1,657,774	2.1%
2012	8	254,625	5,164,292	6.4%
Thereafter	13	81,121	1,007,974	1.2%
	717	4,755,267	$80,705,664	100.0%

(1)          Excludes approximately 430,000 square feet of space not leased as of December 31, 2002.

(2)          Annualized base rent is calculated using base rents as of December 31, 2002.

The following sets forth the net rentable area, total percent leased and average base rent per leased square foot for each of the last five years for the office properties:

Year-end	Rentable Area (Square Feet) (2)	Total Percent Leased	Average Base Rent Per Leased Square Foot (1)
December 31, 2002	5,185,000	91.0%	$18.24
December 31, 2001	3,518,000	92.1%	$18.02
December 31, 2000	3,244,000	94.6%	$16.43
December 31, 1999	3,138,000	93.3%	$15.29
December 31, 1998	2,707,000	92.2%	$14.58

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

The following table sets forth certain information relating to the retail properties as of and for the year ended December 31, 2002.

Retail Properties

Retail Property (1)	Location	Year Completed (2)	Gross Retail Area (Square Feet (3)		Number Of Stores	Percent Leased (3)	Total Annualized Base Rent	Average Base Rent Per Leased Square Foot (4)	Total Retail Property Revenue for 2002 (9)		Percent of Total Retail 2002 Property Revenue (5)

Alabama:
Colonial Mall Decatur	Decatur	1979/89	495,092		52	86.9%	$3,389,640	$16.83	5,485,073		3.5%
Colonial Mall Decatur			80,866	(6)
Colonial Brookwood Village	Birmingham	1973/91	450,769		69	91.6%	6,582,313	20.00	8,289,182		5.3%
Colonial Brookwood Village			231,953	(6)
Colonial Mall Gadsden	Gadsden	1974/91	532,597		68	98.8%	3,713,758	18.42	6,314,992		4.1%
Colonial Mall Auburn/Opelika	Auburn	1973/84/89	375,227		59	98.8%	2,665,999	20.36	4,787,095		3.1%
Colonial Promenade Hoover (10)	Birmingham	2002	155,231		35	98.1%	1,995,492	18.19	768,434	(7)	0.5%
Colonial Promenade Hoover			215,766	(6)
Colonial Promenade Montgomery	Montgomery	1990/97	273,196		38	96.8%	2,968,647	13.47	3,265,054		2.1%
Colonial Promenade Montgomery			145,830	(6)
Colonial Shoppes McGehee	Montgomery	1986	98,354		14	80.1%	672,719	12.46	853,133		0.5%
Colonial Promenade Madison (10)	Madison	2000	110,712		14	100.0%	1,141,597	13.82	671,180		0.4%
Colonial Shoppes Bellwood	Montgomery	1988	88,482		19	94.5%	692,651	12.61	880,604		0.6%
Old Springville	Birmingham	1982	63,702		10	16.5%	114,220	10.86	218,180		0.1%
Colonial Shoppes Inverness	Birmingham	1984	28,243		5	49.2%	230,550	14.10	363,388		0.2%
Olde Town	Montgomery	1978/90	38,814		8	48.0%	164,718	9.67	329,679		0.2%
Colonial Promenade Trussvile	Birmingham	2000	388,302		26	100.0%	3,501,539	13.15	4,219,200		2.7%
Colonial Promenade Tutwiler Farm	Birmingham	2000	514,120		22	100.0%	3,115,223	15.05	3,812,752		2.4%
Colonial Mall Bel Air	Mobile	1966/90/97	1,062,733		120	92.1%	9,517,818	18.25	14,602,258		9.4%
Colonial Mall Bel Air			357,538	(6)
Parkway City Mall	Huntsville	1975	393,138		56	(8)	4,248,378	(8)	939,769	(7)	0.6%
Parkway City Mall			236,862	(6)
Shops at Colonnade	Birmingham	1989	112,186		33	60.5%	852,299	12.80	823,605	(7)	0.5%
Subtotal-Alabama			6,449,713		648	94.1%	45,567,561	16.70	56,623,578		36.3%
Florida:
Colonial Promenade University Park (10)	Orlando	1986/89	215,590		26	94.1%	1,740,007	13.77	3,113,183		2.0%
Colonial Promenade Burnt Store	Punta Gorda	1990	198,802		24	45.2%	840,636	11.02	1,296,404		0.8%
Colonial Promenade Winter Haven	Orlando	1986	197,472		28	93.2%	1,412,659	10.23	1,808,083		1.2%
Colonial Promenade Northdale	Tampa	1988	175,917		26	98.9%	1,682,298	16.50	2,397,418		1.5%
Colonial Promenade Northdale			55,000	(6)
Colonial Promenade Bear Lake	Orlando	1990	131,552		24	97.7%	1,294,912	11.95	1,356,214		0.9%
Colonial Promenade Bardmoor Village	St. Petersburg	1981	152,667		33	87.9%	1,397,910	16.19	1,784,476		1.1%
Colonial Promenade Hunter’s Creek	Orlando	1993/95	222,136		29	100.0%	1,967,157	16.48	2,596,312		1.7%
Colonial Promenade Wekiva	Orlando	1990	208,568		31	97.2%	2,202,003	12.29	2,762,000		1.8%
Colonial Promenade Lakewood	Jacksonville	1995	195,104		52	92.6%	1,888,552	13.72	2,540,632		1.6%
Orlando Fashion Square	Orlando	1973/89/93	710,971		123	90.2%	9,712,550	26.44	8,798,681		5.6%
Orlando Fashion Square			361,432	(6)
Subtotal-Florida			2,825,211		396	89.6%	24,138,684	17.60	28,453,403		18.3%
Georgia:
Colonial Mall Macon	Macon	1975/88/97	737,259		153	93.6%	10,429,402	24.70	17,835,015		11.4%
Colonial Mall Macon			682,160	(6)
Colonial Promenade Beechwood	Athens	1963/92	343,569		41	76.8%	2,321,877	10.90	3,564,130		2.3%
Britt David	Columbus	1990	109,630		8	67.6%	552,554	13.75	679,315		0.4%
Colonial Mall Lakeshore	Gainesville	1984-97	518,290		57	91.1%	3,172,185	19.95	5,189,733		3.3%
Colonial Mall Valdosta	Valdosta	1982-85	325,076		57	94.6%	3,277,744	17.99	5,939,473		3.8%
Colonial Mall Valdosta			73,723	(6)
Colonial Mall Glynn Place	Brunswick	1986	281,989		62	63.4%	2,360,622	17.19	4,211,425		2.7%
Colonial Mall Glynn Place			225,558	(6)
Village at Roswell Summit	Atlanta	1988	25,510		9	95.1%	474,030	15.55	477,285	(11)	0.3%
Subtotal-Georgia			3,322,764		387	85.9%	22,588,414	19.61	37,896,376		24.3%
North Carolina:
Colonial Mall Burlington	Burlington	1969/86/94	416,117		51	96.9%	3,017,538	23.60	5,199,679		3.3%
Colonial Mayberry Mall	Mount Airy	1968/86	149,016		21	97.5%	846,578	13.06	1,270,508		0.8%
Colonial Mayberry Mall			57,843	(6)
Colonial Mall Greenville	Greenville	1965/89/99	403,621		61	95.2%	3,634,397	19.12	5,998,676		3.8%
Colonial Mall Greenville			46,051	(6)
Colonial Shoppes Quaker	Greensboro	1968/88/97	102,426		29	93.6%	1,072,705	14.94	1,452,131		0.9%
Colonial Shoppes Yadkinville	Yadkinville	1971/97	90,917		15	100.0%	718,696	7.80	857,757		0.6%
Colonial Shoppes Stanly	Locust	1987/96	47,070		7	97.3%	265,798	10.03	366,792		0.2%
Subtotal-North Carolina			1,313,061		184	96.4%	9,555,712	18.33	15,145,543		9.7%
South Carolina:
Colonial Mall Myrtle Beach	Myrtle Beach	1986	494,128		69	76.9%	4,345,257	20.45	8,397,253		5.4%
Subtotal-South Carolina			494,128		69	76.9%	4,345,257	20.45	8,397,253		5.4%
Tennessee:
Rivermont Shopping Center	Chattanooga	1986/97	73,539		8	81.2%	341,516	8.39	462,833		0.3%
Subtotal-Tennessee			73,539		8	81.2%	341,516	8.39	462,833		0.3%
Texas
Colonial Mall Temple	Temple	1981/96	464,765		57	82.2%	2,900,844	20.16	5,546,392		3.6%
Colonial Mall Temple			108,977	(6)
Subtotal-Texas			573,742		57	82.2%	2,900,844	20.16	5,546,392		3.6%
Virginia:
Colonial Mall Staunton	Staunton	1969/86/97	423,038		51	79.1%	1,988,302	11.38	3,319,857		2.1%
Subtotal-Virginia			423,038		51	79.1%	1,988,302	11.38	3,319,857		2.1%
Total			15,475,196		1,800	89.2%	$111,426,290	$18.36	$155,845,235		100.0%

(footnotes on next page)

(1)

All retail properties are 100% owned by us, with the exception of Orlando Fashion Square, Parkway City Mall, Colonial Promenade Madison,  and Colonial Promenade Hoover,  which are owned 50%, 45%, 25%, and 10%, respectively, by us at December 31, 2002.

(2)	Year initially completed and, where applicable, year(s) in which the property was substantially renovated or an additional phase of the property was completed.
(3)	Total GRA refers to gross retail area, which includes gross leasable area and space owned by anchor tenants, but Percent Leased excludes anchor owned space.
(4)	Includes specialty store space only.
(5)	Percent of Total Retail 2002 Property Revenue represents each property’s proportionate share of revenue from our 44 retail properties, including partially owned properties.
(6)	Represents space owned by anchor tenants.
(7)	Represents revenues from the date of our acquisition or completion of development of the property in 2002 through December 31, 2002.
(8)	This property is currently under redevelopment or lease-up and is not included in the property total.
(9)	Amounts exclude $990,538 of straight-line rents reflected in our consolidated financial statements for the year ended December 31, 2002.
(10)	This property, or an interest in this property was sold during 2002.
(11)

This property is located adjacent to Colonial Center Mansell Overlook, an office property, and is managed by our office management division.  Therefore, in footnote # 7 of CRLP’s Notes to Consolidated Financial Statements, this property’s revenue and net operating income is included in the office segment.

The following table sets out a schedule of the lease expirations for leases in place as of December 31, 2002, for the retail properties:

Year of Lease Expiration	Number of Tenants with Expiring Leases	Net Rentable Area Of Expiring Leases (Square Feet) (1)	Annualized Base Rent of Expiring Leases (1)(2)	Percent of Total Annual Base Rent Represented by Expiring Leases (1)

2003	311	942,374	10,229,741	9.2%
2004	262	1,571,306	11,588,692	10.4%
2005	273	843,470	12,466,442	11.2%
2006	193	1,622,781	12,892,039	11.6%
2007	227	1,618,919	13,490,797	12.1%
2008	82	706,460	5,336,155	4.8%
2009	69	571,465	5,215,498	4.7%
2010	93	947,301	8,369,126	7.5%
2011	104	726,599	9,374,541	8.4%
2012	82	893,650	9,697,265	8.7%
Thereafter	104	3,300,765	12,765,994	11.5%
	1,800	13,745,090	$111,426,290	100.0%

(1)          Excludes 1,730,000 square feet of space not leased as of December 31, 2002.

(2)          Annualized base rent is calculated using base rents as of December 31, 2002.

The following table sets forth the total gross leasable area, percent leased and average base rent per leased square foot as of the end of each of the last five years for the Retail Properties:

Year-End	Gross Retail Area (Square Feet) (1)	Percent Leased	Average Base Rent Per Leased Square Foot (2)

December 31, 2002	15,475,000	89.2%	$18.36
December 31, 2001	14,951,000	89.6%	$18.03
December 31, 2000	15,184,000	90.2%	$17.38
December 31, 1999	13,947,000	89.9%	$16.66
December 31, 1998	11,105,000	91.9%	$14.48

(1)          Includes 2,184,112 square feet partially owned by us at December 31, 2002.

(2)          Average base rent per leased square foot is calculated using specialty store year-end base rent figures.

Undeveloped Land

We own various parcels of land, which are held for future development (collectively, the “land”). Land adjacent to multifamily properties typically will be considered for potential development of another phase of an existing multifamily property if we determine that the particular market can absorb additional apartment units.  For expansions at office and retail properties, we own parcels both contiguous to the boundaries of the properties, which would accommodate additional office buildings, expansion of the mall or shopping center, and outparcels which are suitable for restaurants, financial institutions, hotels, or free standing retailers.

Property Markets

The table below sets forth certain information with respect to the geographic concentration of the properties as of December 31, 2002.

Geographic Concentration of Properties

State	Units (Multifamily) Total	NRA (Office)(3) Total	GRA (Retail) (2) Total	Total 2002 Consolidated Property Revenue	Total 2002 Unconsolidated Property Revenue	Total 2002 Discontinued Operations Property Revenue	Total 2002 Property Revenue	Percent Of Total 2002 Property Revenue

Alabama	6,812	2,561,659	6,449,713	$137,331,870	$3,314,669	$664,832	$141,311,371	42.1%
Florida	4,778	1,760,245	2,825,211	70,331,030	9,964,171	4,744,837	85,040,038	25.4%
Georgia	1,382	863,266	3,322,764	62,636,339	464,496	-0-	63,100,835	18.8%
Mississippi	498	-0-	-0-	4,415,654	-0-	-0-	4,415,654	1.3%
North Carolina	-0-	-0-	1,313,061	15,145,543	-0-	-0-	15,145,543	4.5%
South Carolina	764	-0-	494,128	14,013,802	-0-	-0-	14,013,802	4.2%
Tennessee	-0-	-0-	73,539	462,833	-0-	-0-	462,833	0.1%
Texas	322	-0-	573,742	8,631,546	-0-	-0-	8,631,546	2.6%
Virginia	-0-	-0-	423,038	3,319,857	-0-	-0-	3,319,857	1.0%
Total	14,556	5,185,170	15,475,196	$316,288,474	$13,743,336	$5,409,669	$335,441,479	100.0%

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

Mortgage Debt and Notes Payable

Property (1)	Interest Rate		Principal Balance (as of 12/31/02)	Anticipated Annual Debt Service (1/1/03- 12/31/03)	Maturity Date (2)		Estimated Balance Due on Maturity

Multifamily Properties:
CG at Edgewater	6.810%		21,541,461	1,722,840	01/01/11		18,830,199
CG at Galleria	2.560%		22,400,000	447,996	06/15/26	(2)	22,400,000
CG at Galleria Woods	6.910%		9,375,014	771,344	07/01/09		8,459,760
CG at Hunters Creek	7.980%		18,999,000	1,516,120	06/30/10		18,999,000
CG at Hunters Creek	6.590%		11,136,196	1,093,709	06/30/10	(5)	4,373,743
CG at Madison	2.191%		17,396,855	980,007	08/01/11	(2)	4,132,410
CG at Natchez Trace	8.300%		6,692,135	611,403	09/01/35		47,813
CG at Natchez Trace	8.250%		3,993,930	371,293	02/01/37		29,071
CG at Promenade	6.810%		22,471,660	1,797,238	01/01/11		19,643,321
CG at Research Park	2.160%		12,775,000	255,444	06/15/26	(2)	12,775,000
CG at Reservoir	2.474%		8,581,363	470,921	04/01/12		7,192,133
CG at Riverchase	2.191%		20,494,557	1,146,373	07/01/11	(2)	6,240,833
CV at Ashley Plantation	7.980%		15,090,000	1,204,182	06/30/10		15,090,000
CV at Ashley Plantation	6.590%		9,324,040	915,738	06/30/10	(5)	4,339,741
CV at Gainesville	2.474%		26,602,227	1,459,847	04/01/12		22,243,422
CV at Inverness	2.206%		9,900,000	218,394	06/15/26	(2)	9,900,000
CV at Lake Mary	7.980%		14,100,000	1,125,180	06/30/10		14,100,000
CV at Lake Mary	6.590%		8,621,386	846,729	06/30/10	(5)	3,620,835
CV at Timothy Woods	7.490%		9,467,303	840,849	09/01/09		8,466,599
CV at Trussville	2.474%		16,847,090	924,517	04/01/12		14,074,930
CV at Vernon Marsh	2.096%		3,400,000	71,400	07/01/26	(2)	3,400,000

Office Properties:
Interstate Park	8.500%		2,852,228	2,852,228	08/01/03		2,648,144
Colonial Center at Mansell Overlook 100	8.250%		16,671,336	1,595,699	01/10/08		15,313,506
Village at Roswell Summit	8.930%		1,510,544	170,220	09/01/05		1,433,201
Perimeter Corporate Park	8.680%		4,822,798	4,822,798	12/01/03		4,699,141
Heathrow Internation Business Center	7.390%		32,669,916	3,202,949	12/01/04		31,272,508
Heathrow Internation Business Center	7.840%		11,000,000	862,400	12/01/04		11,000,000

Retail Properties:
Colonial Promenade Montgomery	7.490%		12,193,529	1,085,361	08/27/09		10,876,590
Colonial Promenade UPP I	7.490%		11,958,595	1,063,210	08/27/09		10,694,650

Other debt:
Land Loan	2.980%		505,064	22,051	09/30/04		493,809
Line of Credit	2.430	%(3)	208,270,000	6,736,688	11/22/05	(4)	208,270,000
Unsecured Senior Notes	8.050%		65,000,000	5,202,063	07/15/06		65,000,000
Unsecured Senior Notes	7.000%		175,000,000	12,138,318	07/15/07		175,000,000
Unsecured Senior Notes	6.990%		100,000,000	6,844,763	08/15/12		100,000,000
Medium Term Notes	7.050%		50,000,000	3,525,000	12/15/03		50,000,000
Medium Term Notes	7.160%		50,000,000	3,580,000	01/17/03		50,000,000
Medium Term Notes	3.817%		75,000,000	2,862,750	07/26/04	(6)	75,000,000
Medium Term Notes	6.960%		25,000,000	1,740,000	08/01/05		25,000,000
Medium Term Notes	6.980%		25,000,000	1,745,000	09/26/05		25,000,000
Medium Term Notes	8.190%		25,000,000	2,047,500	08/01/04		25,000,000
Medium Term Notes	8.820%		25,000,000	2,205,000	02/01/05		25,000,000
Medium Term Notes	8.800%		20,000,000	1,760,000	02/01/10		20,000,000
Medium Term Notes	8.800%		5,000,000	440,000	03/01/10		5,000,000
Medium Term Notes	8.050%		10,000,000	805,000	12/01/10		10,000,000
Medium Term Notes	8.080%		10,000,000	808,000	12/01/10		10,000,000
Medium Term Notes	7.460%		10,000,000	746,000	12/01/06		10,000,000
Unamortized Discount on Senior Notes			(2,024,896)				(2,024,896)
Fasb 133 FV of Hedging Investments			2,554,495				2,554,495
TOTAL CONSOLIDATED DEBT			$1,262,192,823	$87,654,522			$1,185,589,958

(footnotes on next page)

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

In addition to the foregoing mortgage debt, the properties in which we own partial interests (and which therefore are not consolidated in our financial statements) also are subject to existing mortgage indebtedness.  Our pro-rata share of such indebtedness as of December 31, 2002  is as follows:

Subsidiary	Company’s Percentage Ownership	Company’s Share of Principal Balance (as of 12/31/02)	Interest Rate	Maturity Date

Barrington, LLC	15.0%	$974,419	7.60%	10/01/09
Cahaba Heights, LLC	15.0%	812,590	7.60%	10/01/09
Mountain Brook, LLC	15.0%	2,432,184	7.60%	10/01/09
Ponte Vedra, LLC	15.0%	1,355,650	7.60%	10/01/09
River Hills, LLC	15.0%	3,860,074	7.60%	10/01/09
Stockbridge, LLC	15.0%	1,531,596	7.60%	10/01/09
Hillwood, LLC	15.0%	499,500	2.44%	12/01/30
Hillwood, LLC	15.0%	309,746	7.80%	10/01/20
Inverness Lakes I, LLC	15.0%	600,000	2.47%	08/01/22
Inverness Lakes I, LLC	15.0%	344,953	7.80%	07/01/20
Inverness Lakes II, LLC	15.0%	2,006,504	8.11%	05/01/10
Rocky Ridge, LLC	15.0%	900,000	2.69%	08/01/07
Rocky Ridge, LLC	15.0%	306,116	7.74%	10/01/16
Highway 150, LLC	10.0%	1,777,500	5.94%	01/11/13
Land Title Building	33.3%	534,512	8.10%	02/01/15
Orlando Fashion Square	50.0%	32,174,740	7.00%	12/28/05
Parkway Place	45.0%	27,880,953	3.07%	12/20/03
TOTAL SUBSIDIARY DEBT		$78,301,037	5.59%

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

Item 4.                                                           Submission of Matters to a Vote of Security Holders.

No matters were submitted to CRLP’s unitholders during the fourth quarter of 2002.

PART II

Item 5.                                                           Market for Registrant’s Common Equity and Related Shareholder Matters.

There is no established public trading market for the units.  As of February 28, 2003, there were 116 holders of record of units.

We have made consecutive quarterly distributions since its formation in the third quarter of 1993.  Our ability to make distributions depends on a number of factors, including its net cash provided by operating activities, capital commitments and debt repayment schedules.  Holders of units are entitled to receive distributions when, as and if declared by the Board of Trustees of the Trust, out of any funds legally available for that purpose.

The following table sets forth the distributions per unit paid by us during the periods noted:

Calendar Period	Distribution

2002:
First Quarter	$.66
Second Quarter	$.66
Third Quarter	$.66
Fourth Quarter	$.66

2001:
First Quarter	$.63
Second Quarter	$.63
Third Quarter	$.63
Fourth Quarter	$.63

Item 6.                                                           Selected Financial Data.

The following table sets forth selected financial and operating information on a historical basis for CRLP for each of the five years ended December 31, 2002.

Dollar amounts in thousands, except unit data	2002	2001	2000	1999	1998
OPERATING DATA
Total revenue	$325,718	$310,304	$295,917	$276,337	$252,438
Expenses:
Depreciation and amortization	81,550	70,824	62,375	53,902	47,830
Other operating expenses	113,261	101,272	94,748	92,461	86,307
Income from operations	130,907	138,208	138,794	129,974	118,301
Interest expense	65,265	71,397	71,855	57,211	52,063
Other income (expense), net	36,810	17,154	9,865	9,489	(62)
Extraordinary loss from early extinguishment of debt	—	—	(418)	(628)	(401)
Income from continuing operations	102,452	83,965	76,386	81,624	65,775
Income from discontinued operations	8,454	2,434	2,739	3,051	2,447
Distributions to preferred unitholders	24,438	22,280	19,813	18,531	10,938
Net income available to common unitholders	86,468	64,119	59,312	66,144	57,284
Per unit – basic and diluted:
Net income – basic	2.61	2.00	1.82	1.88	1.64
Net income - diluted	2.59	2.00	1.82	1.88	1.64
Distributions	2.64	2.52	2.40	2.32	2.20
BALANCE SHEET DATA
Land, buildings, and equipment, net	$1,947,072	$1,756,255	$1,769,500	$1,586,332	$1,566,840
Total assets	2,129,773	2,014,383	1,943,547	1,864,146	1,756,548
Total debt	1,262,193	1,191,791	1,179,095	1,039,863	909,322
OTHER DATA
Total properties (at end of period)	106	108	115	111	106

Item 7.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

CRLP is the operating partnership of the Trust.  The Trust’s shares are listed on the New York Stock Exchange.  CRLP is engaged in the ownership, development, management, and leasing of multifamily communities, office buildings, retail malls and shopping centers. CRLP owns and operates properties in nine states in the Sunbelt region of the United States.  As of December 31, 2002, CRLP’s real estate portfolio consisted of 41 multifamily communities, 21 office properties, and 44 retail properties.

The following table sets forth information regarding CRLP’s real estate portfolio at December 31, 2002 and 2001:

Type of Property	Number of Properties		Units/Total Square Feet (1) (2)		Occupancy Percentage

	2002	2001	2002	2001	2002	2001

Multifamily	41	49	14,566	16,256	88.1%	92.8%
Office	21	17	5,185,170	3,518,276	91.0%	92.1%
Retail	44	42	15,475,196	14,950,517	89.2%	89.6%

(1)       Units (in this table only) refers to Multifamily units.

(2)       Units and square footage in this table include all of the units and square footage contained in the properties that the Company maintains a partially-owned investment.

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

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing elsewhere in this report.  As used herein, the terms “Colonial” or “the Trust” includes Colonial Properties Trust, and one or more of its subsidiaries.

Any statement contained in this report which is not a historical fact, or which might be otherwise considered an opinion or projection concerning CRLP or its business, whether express or implied, is meant as, and should be considered, a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1996.  Forward-looking statements are based upon assumptions and opinions concerning a variety of known and unknown risks, including but not limited to changes in market conditions, the supply and demand for leasable real estate, interest rates, increased competition, changes in governmental regulations, and national and local economic conditions generally, as well as other factors and risks more completely described in CRLP’s filings with the Securities and Exchange Commission.  If any of these assumptions or opinions prove incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

RESULTS OF OPERATIONS—2002 vs. 2001

In 2002, CRLP experienced growth in revenues and operating expenses, which is primarily the result of the acquisition and development of nine properties and the re-development of three properties during 2002 and 2001, net of the disposition of 22 properties during 2002 and 2001.    As a result of the acquisitions, developments, and re-developments, net of dispositions, CRLP’s income from operations decreased by $7.3 million, or 5.3%, for 2002 when compared to 2001.  On a per unit basis, diluted net income is $2.59 for 2002, a 29.5% increase, compared to $2.00 for 2001.  The increase in net income available to common unitholders, on a per unit basis, is primarily the result of the gain recognized on the sales of thirteen properties and various parcels of land in 2002 of $41.6 million, compared to the gain of $15.7 million recognized in 2001 on the sale of nine properties.

Revenues—Total revenues from continuing operations increased by $15.4 million, or 4.9%, during 2002 when compared to 2001.  Revenues generated by properties that were acquired, developed, or re-developed during 2002 and 2001 increased $31.4 million during 2002 when compared to 2001.  However, the increase in revenues generated by properties that were acquired, developed, or re-developed was offset by a decrease in revenues from properties disposed in which CRLP maintains a continuing interest, of $19.5 million during 2002 compared to 2001.  Further, CRLP experienced a revenue increase of $2.8 million related to the September 1, 2001 consolidation of Colonial Properties Services, Inc. (CPSI) a wholly-owned entity that provides property management services for third-party owned properties and administrative services to CRLP, that was previously accounted for under the equity method of accounting.  The remaining increase primarily relates to increases in rental rates at existing properties, and lease buyouts during 2002, net of a decrease in occupancy percentages.  The office and retail divisions account for the majority of the overall revenue increase of $19.3 million and $7.1 million, respectively, net of a decrease in the multifamily division of $15.2 million.  The remaining increase of $4.2 million is attributable to an increase in non-property related revenues.  The divisional revenue growth is primarily attributable to the acquisition, development, and re-development of two multifamily properties, six office properties, and four retail properties, net of the disposition of 14 multifamily properties, three office properties, and five retail properties during 2002 and 2001.

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

Operating Expenses—Total operating expenses from continuing operations increased by $22.7 million, or 13.2%, during 2002 when compared to 2001.  Operating expenses related to properties that were acquired, developed, or re-developed during 2002 and 2001 increased $19.0 million during 2002 when compared to 2001.  However, the increase in operating expenses related to properties that were acquired, developed, or re-developed was offset by a decrease in operating expenses from properties disposed in which CRLP maintains a continuing interest of $10.3 million during 2002 compared to 2001.  Further, an increase of $3.9 million relates to the consolidation of CPSI, which was effective September 1, 2002.  The remaining increase is primarily attributable to an increase in real estate taxes and insurance rates at our existing properties and general corporate overhead expenses.  Divisional property operating expenses increased by $11.4 million and $9.1 million for the office and retail divisions, respectively, net of a decrease of $4.9 million for the multifamily division during 2002 when compared to 2001.  The increase in divisional property operating expenses is primarily attributable to the acquisition, development, and re-development of two multifamily properties, six office properties, and four retail properties, net of the disposition of 14 multifamily properties, three office properties, and five retail properties during 2002 and 2001.  The remaining change primarily relates to increases in operating expenses at existing properties.

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

Other Income and Expenses—Interest expense decreased by $6.1 million, or 8.6%, during 2002 when compared to 2001.  The decrease in interest expense was primarily attributable to the decrease in the variable interest rate environment in 2002 as compared to 2001; CRLP has $267.2 million of floating rate debt outstanding as of December 31, 2002.  Gains from sales of property in which CRLP maintains a continuing interest increased $19.8 million during 2002 when compared to 2001, as a result of the sale of ten properties and various parcels of land in 2002 as compared to nine properties in 2001.  The increase in gains from sales of property is primarily the result of CRLP selling more assets in 2002 than in 2001 and selling older assets with lower recorded book values in 2002 versus the sales in 2001.

RESULTS OF OPERATIONS—2001 vs. 2000

In 2001, CRLP experienced growth in revenues and operating expenses, which is primarily the result of the acquisition and development of 14 properties and the expansion of one property during 2001 and 2000, net of the disposition of 15 properties during 2001 and 2000.  As a result of the acquisitions, developments, expansions, and dispositions, CRLP’s income from continuing operations decreased by $0.6 million, or 0.4%, for 2001 when compared to 2000.  On a per unit basis, diluted net income is $2.00 for 2001, an 9.9% increase, compared to $1.82 for 2000.  The increase in net income available to common unitholders, on a per unit basis, is primarily the result of the gain recognized on the sales of nine properties in 2001 of $15.7 million, compared to the gain of $8.2 million recognized in 2000 on the sale of six properties.

Revenues—Total revenues increased by $14.4 million, or 4.9%, during 2001 when compared to 2000.  Of this increase, $8.1 million relates to revenues generated by properties that were acquired, developed, or expanded during 2001 and 2000, net of properties disposed.  The remaining increase primarily relates to increases in rental rates at existing properties, lease buyouts, and ancillary income during 2001.  The office division accounts for the majority of the overall revenue increase, approximately $6.8 million, while the retail and multifamily divisions account for $5.7 million and $1.5 million, respectively.  The divisional revenue growth is primarily attributable to the acquisition, development, and expansion of eight multifamily properties, three office properties, and four retail properties, net of the disposition of 11 multifamily properties, one office property, and three retail properties during 2001 and 2000.  The remaining increase is attributable to an increase in unallocated corporate revenues.

Same-property revenue increased by $5.1 million or 2.1%, during 2001 when compared to 2000.  Of this increase, $1.2 million, $2.6 million and $1.3 million is attributable to the multifamily, office, and retail divisions, respectively.  The increase is primarily the result of increases in rental rates and lease buyouts, offset by a reduction in percentage rents at our retail properties.

Operating Expenses—Total operating expenses increased by $15.0 million, or 9.5%, during 2001 when compared to 2000. Of this increase, $3.5 million relates to additional property operating expenses and additional depreciation and amortization of $3.6 million associated with properties that were acquired, developed, or expanded during 2001 and 2000, net of operating expenses of properties disposed of during 2001 and 2000.  Divisional property operating expenses increased by $1.9 million, $3.9 million, and $5.8 million for the multifamily, office, and retail divisions, respectively, during 2001 when compared to 2000.  The increase in divisional property operating expenses is primarily attributable to the acquisition, development, and expansion of eight multifamily properties, three office properties, and four retail properties, net of the disposition of 11 multifamily properties, one office property, and three retail properties during 2001 and 2000.  The remaining change primarily relates to increases in operating expenses at existing properties.

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

Other Income and Expenses—Interest expense decreased by $0.5 million, or 0.6%, during 2001 when compared to 2000.  The decrease in interest expense is primarily attributable to the decrease in the variable interest rate environment in 2001 as compared to 2000, of which CRLP has $264.1 million of floating rate debt outstanding as of December 31, 2001.  Gains from sales of property increased $7.5 million during 2001 when compared to 2000, as a result of the sale of 9 properties in 2001 as compared to 5 properties in 2000.

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

Valuation of Receivables

CRLP is subject to tenant defaults and bankruptcies at its Office and Retail properties that could affect the collection of outstanding receivables.  In order to mitigate these risks, CRLP performs credit review and analysis on all commercial tenants and significant leases before they are executed.  CRLP evaluates the collectibility of outstanding receivables and records allowances as appropriate.  CRLP’s policy is to record allowances for all outstanding receivables greater than 60 days past due at its Office and Retail properties.

Due to the short-term nature of the leases at its Multifamily properties, generally six months to one year, CRLP’s exposure to tenant defaults and bankruptcies is minimized.  CRLP’s policy is to record allowances for all outstanding receivables greater than 30 days past due at its Multifamily properties.

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

CRLP formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness in hedging the exposure to the hedged transaction’s variability in cash flows attributable to the hedged risk will be assessed. Both at the inception of the hedge and on an ongoing basis, CRLP assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items. CRLP is required to discontinue hedge accounting if a derivative is not determined to be highly effective as a hedge or has ceased to be a highly effective hedge.

ACQUISITION AND DEVELOPMENT ACTIVITY

Multifamily Properties—During 2002, CRLP completed development of 288 apartment units in two multifamily communities and acquired land on which it intends to develop additional multifamily communities.  The aggregate investment in the multifamily developments during 2002 was $9.0 million.

Office Properties—During 2002, CRLP added approximately 1,379,000 square feet of office space and certain parcels of land to be used for future development with the acquisition of three office properties at a total cost of $187.6 million.  Additionally, CRLP increased its office portfolio by 199,585 square feet with the development of an office building.  CRLP also continued development on one office property in Orlando, Florida.  The aggregate investment in the office developments during 2002 was $32.5 million.  Management estimates that it will invest an additional $6.1 million to complete this property.

Retail Properties—During 2002, CRLP increased its retail portfolio by approximately 112,186 square feet with the acquisition of one retail property at a cost of $6.6 million.  Additionally, CRLP completed the development of one retail property in Birmingham, Alabama and the re-development of one retail property in Huntsville, Alabama with a joint venture partner, which added approximately 796,000 square feet to the retail portfolio.  The aggregate investment in the development and re-development during 2002 was $42.5 million.  CRLP also began the development of one community shopping center in Birmingham, Alabama.  Management anticipates that it will invest an additional $6.3 million to complete the retail development.

LIQUIDITY AND CAPITAL RESOURCES

During 2002, CRLP invested $281.5 million in the acquisition, development, and re-development of properties.  This acquisition and development activity increased CRLP’s office and retail property holdings.  CRLP financed the growth through proceeds from the issuance of $100.0 million of senior notes, public offerings of equity through the Trust totaling $17.6 million during 2002, advances on its bank line of credit, proceeds received from the disposition of assets totaling $138.6 million, proceeds from CRLP’s dividend reinvestment plan, proceeds of $52.8 million related to the secured financing of three properties, and cash from operations.

FINANCING ACTIVITIES

On February 25, 2002, the Trust entered into a transaction in which 560,380 common shares of beneficial interest were issued at $33.37 per share, resulting in net proceeds of $17.6 million to the Trust, which proceeds were contributed by the Trust to CRLP in exchange for general partnership units and used to repay outstanding balances under CRLP’s unsecured line of credit.  Salomon Smith Barney deposited 260,710 shares into The Equity Focus Trust REIT Portfolio Series, 2002-A, a newly formed unit investment trust, and 299,670 shares were deposited into Cohen & Steers Quality Income Realty Fund, Inc.  During August 2002, CRLP completed a senior notes debt offering of $100.0 million at 6.88% with a maturity of August 2012.  Additionally during 2002, CRLP received proceeds of $52.8 million related to the financing of three properties, which is collateralized by the related properties.

CRLP continued its asset recycling program, which allows CRLP to maximize its investment returns through the sale of assets that have reached their maximum investment potential and reinvest the proceeds into opportunities with more growth potential.  Following are the dispositions that occurred during 2002:

Property	Location	Total Units/Sq. Feet	Sales Price
			(in thousands)

Multifamily Properties

Colonial Grand at Carrollwood	Tampa, FL	244	$15,244
Colonial Grand at Palma Sola	Bradenton, FL	340	19,036
Colonial Village at Cordova	Pensacola, FL	152	5,360
Colonial Village at Hillcrest	Mobile, AL	104	5,178
Colonial Village at McGehee	Montgomery, AL	468	18,390
Colonial Village at Monte D’Oro	Birmingham, AL	200	11,166
Colonial Village at Oakleigh	Pensacola, FL	176	10,955
Ski Lodge – Tuscaloosa	Tuscaloosa, AL	304	9,180
		1,988	94,509
Office Properties

University Park	Orlando, FL	72,496	5,012
Colonnade 4100 & 4200	Birmingham, AL	32,000	3,680
		104,496	8,692
Retail Properties

Colonial Promenade University Park II	Orlando, FL	183,500	11,694
Colonial Promenade Madison (1)	Huntsville, AL	110,712	3,163
Colonial Promenade Hoover (2)	Birmingham, AL	155,231	20,530
		449,443	35,387

Total			$138,588

(1)       The Company sold one-half of its 50% interest in the property.

(2)       The Company sold 90% of its interest in the property.

CRLP used the proceeds to repay a portion of the borrowings under CRLP’s unsecured line of credit and to support CRLP’s future investment activities.  In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, CRLP records individual property sales as discontinued operations, unless CRLP maintains a significant continuing involvement with the properties that have been sold.  During 2002, the above properties that were sold and classified as discontinued operations were University Park, Colonial Promenade University Park II, and Colonnade 4100 & 4200.  CRLP maintains a significant continuing involvement through a management contract or an ownership percentage in the remaining properties.

At December 31, 2002, CRLP had an unsecured bank line of credit providing for total borrowings of up to $320 million.  This line of credit agreement bears interest at LIBOR plus a spread calculated from a pricing grid based on CRLP’s unsecured debt ratings.  Based on CRLP’s debt ratings at December 31, 2002, the spread was 105 basis points.  The line of credit is renewable in November 2005, and provides for a one-year extension.  The line of credit agreement includes a competitive bid feature that will allow CRLP to convert up to $160 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days.  The credit facility is primarily used by CRLP to finance property acquisitions and developments and had an outstanding balance at December 31, 2002, of $208.3 million.  The interest rate of this short-term borrowing facility, including the competitive bid balance, was 2.38% and 3.08% at December 31, 2002 and 2001, respectively.

At December 31, 2002, CRLP’s total outstanding debt balance was $1.26 billion.  The outstanding balance includes fixed rate debt of $995.0 million, or 78.8%, and floating-rate debt of $267.2 million, or 21.2%.  CRLP’s total market capitalization as of December 31, 2002 was $2.7 billion and its ratio of debt to total market capitalization was 47.1%.  Certain loan agreements of CRLP contain restrictive covenants, which among other things require maintenance of various financial ratios.  At December 31, 2002, CRLP was in compliance with these covenants.

CREDIT RATINGS

CRLP’s credit ratings as of December 31, 2002 are as follows:

Rating Agency	Rating (1)	Last update

Standard & Poor’s	BBB-	September 16, 2002
Moody’s	Baa3	July 18, 2002
Fitch	BBB-	July 18, 2002

(1)       Ratings outlook is “stable”.

CRLP’s credit ratings are investment grade.  If CRLP experienced a credit downgrade, it may be limited in its access to capital in the unsecured debt market, which CRLP has historically utilized to fund its investment activities.  In addition, CRLP’s spread on its $320 million unsecured line of credit would increase as previously discussed.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following tables summarize the material aspects of our future contractual obligations and commercial commitments as of December 31, 2002:

Contractual Obligations

	Payments Due in Fiscal
(in thousands)	Total	2003	2004	2005	2006	2007	Thereafter

Long-Term Debt:
Consolidated (1)	$1,262,193	$107,675	$129,040	$299,916	$74,891	$174,488	$476,183
Partially Owned Entities (1)	78,335	28,402	490	31,719	208	225	17,291
Total Long-Term Debt	1,340,528	136,077	129,530	331,635	75,099	174,713	493,474

Ground lease commitments	7,781	113	113	113	113	113	7,216
Total	$1,348,309	$136,190	$129,643	$331,748	$75,212	$174,826	$500,690

(1)       Represents the Company’s pro rata share of principal maturities and excludes net premiums and discounts.

Other Commercial Commitments

(in thousands)	Total Amounts Committed	Amounts expiring in fiscal
		2003	2004	2005	2006	2007	Thereafter

Standby Letters of Credit	$550	$550	$—	$—	$—	$—	$—
Guarantees	13,743	3,300	—	9,443	—	—	1,000
Other Commercial Commitments	4,000	—	—	—	—	4,000	—
Total Commercial Commitments	$18,293	$3,850	$—	$9,443	$—	$4,000	$1,000

GUARANTEES AND OTHER ARRANGEMENTS

During January 2000, CRLP initiated and completed an Executive Unit Purchase Program (Unit Purchase Program), in which the Board of Trustees and certain members of CRLP’s management were able to purchase 425,925 Units of CRLP.  Under the Unit Purchase Program, the Board of Trustees and the members of management obtained full-recourse personal loans from an unrelated financial institution, in order to purchase the Units.  The Units, which have a market value of approximately $13.8 million at December 31, 2002, are pledged as collateral against the loans.  CRLP has provided a guarantee to the unrelated financial institution for the personal loans, which mature in January 2005.  The value of the Units purchased under the Unit Purchase Program was approximately $10.0 million.  At December 31, 2002, no liability was recorded on CRLP’s books for the guarantee.

In August 2001, CRLP entered into an agreement to provide services to an unrelated third party in connection with the third party’s development of a $30.0 million multifamily property in North Carolina.  CRLP was engaged to serve as development consultant and leasing and management agent for this property.  In addition, for a fee, CRLP is serving as a guarantor for a $3.3 million working capital loan obtained by the three principals of the third party entity, which loan is primarily collateralized jointly and severally by the personal assets of the borrowers, and matures in August 2003.  At December 31, 2002, no liability was recorded on CRLP’s books for the guarantee.  CRLP has a right of first refusal to purchase the property should the third party elect to sell.  Over the term of the agreement, CRLP expects to earn market fees for its services.

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

During December 2002, CRLP entered into an agreement with an unrelated third party in connection with the third party’s development of a $23.5 million multi-family property in Tampa, Florida.  CRLP has agreed to loan approximately $4.0 million, which represents 17.0% of the development costs to the third party during the development of the property.  Under the agreement, the balance of the loan matures in December 2007.  At December 31, 2002, no amount had been funded to the unrelated third party and CRLP has no liability recorded on its books for the potential loan amount.  CRLP has a right of first refusal to purchase the property should the third party elect to sell.

During December 2002, CRLP sold 90% of its interest in Colonial Promenade Hoover for a total sales price of $20.5 million, and formed the Highway 150 LLC, in which CRLP maintains 10% ownership and manages the property.  In connection with the formation of the Highway 150 LLC, CRLP executed a guaranty, pursuant to which CRLP would serve as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property.  CRLP’s maximum guarantee of $1.0 million may be requested by the lender, only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted.  At December 31, 2002, the total amount of debt of the joint venture was approximately $17.8 million and matures in December 2012.  At December 31, 2002, no liability was recorded on CRLP’s books for the guarantee.

In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness of CRLP totaling $27.3 million at December 31, 2002.  The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets.  These individuals have not been indemnified by CRLP.  Additionally, certain unitholders of CRLP and trustees of the Trust have guaranteed indebtedness of CRLP totaling $0.5 million at December 31, 2002.  CRLP has indemnified these individuals from their guarantees of this indebtedness.

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

CRLP has entered into several different hedging transactions in an effort to manage exposure to changes in interest rates.  The following table summarizes the notional values, fair values and other characteristics of CRLP’s derivative financial instruments at December 31, 2002.  The notional value at December 31, 2002 provides an indication of the extent of CRLP’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

Product Type	Notional Value		Interest Rate	Maturity	Fair Value At December 31, 2002
					(in thousands)
Interest Rate SWAP, Cash Flow	$30.2 - $27.7	million	5.932%	1/01/06	$(3,117)
Interest Rate SWAP, Cash Flow	$50.0	million	2.319%	1/02/03	(38)
Interest Rate SWAP, Cash Flow	$25.0	million	2.430%	1/01/03	(21)
Interest Rate SWAP, Cash Flow	$50.0	million	2.113%	1/02/04	(370)
Interest Rate SWAP, Cash Flow	$50.0	million	1.637%	1/02/04	(131)
Interest Rate SWAP, Cash Flow	$50.0	million	1.615%	1/02/04	(119)
Interest Rate SWAP, Fair Value	$50.0	million	5.015%	7/26/04	2,633
Interest Rate CAP, Cash Flow	$21.1	million	6.850%	6/29/04	1
Interest Rate CAP, Cash Flow	$17.9	million	6.850%	7/06/04	1
Interest Rate CAP, Cash Flow	$30.4	million	11.200%	6/30/03	—
Interest Rate CAP, Cash Flow	$17.1	million	4.840%	4/1/04	1
Interest Rate CAP, Cash Flow	$27.0	million	4.840%	4/1/04	1
Interest Rate CAP, Cash Flow	$8.7	million	4.840%	4/1/04	—

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

At December 31, 2002, derivatives with a fair value of $2.6 million were included in other assets and derivatives with a fair value of $3.8 million were included in other liabilities.  The change in net unrealized gains/losses of $3.6 million in 2002 for derivatives designated as cash flow hedges is separately disclosed in the statement of partners’ capital. Hedge ineffectiveness of $23,000 on cash flow hedges was recognized in other income (expense) during 2002.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on CRLP’s variable-rate debt. The change in net unrealized losses on cash flow hedges reflects a reclassification of $2.2 million of net unrealized losses from accumulated other comprehensive income (loss) to interest expense during 2002. During 2003, CRLP estimates that an additional $2.3 million will be reclassified to earnings of the current balance held in accumulated other comprehensive income (loss).

RELATED PARTY TRANSACTIONS

CRLP has used affiliated construction companies to manage and oversee certain of its development, re-development and expansion projects.  The affiliated construction companies utilized by CRLP are headquartered in Alabama and have completed numerous projects within the Sunbelt region of the United States.  Through the use of market survey data, CRLP negotiates the contract price of each development, re-development or expansion project with the affiliated construction companies and presents each project to the Trust’s Management Committee for review and approval.  Upon approval by the Management Committee, the Management Committee presents each project to the independent members of the Executive Committee of the Board of Trustees for final approval.

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

In March 2002, CPSI acquired a 20% interest in three aircraft from NRH Enterprises, L.L.C., (NRH) an entity in which Mr. Harold Ripps (trustee) indirectly has an approximate 33% interest, for approximately $1.4 million.  Additionally, CPSI entered into a joint ownership agreement with the other owners of the aircraft, including NRH, under which CPSI pays NRH, as agent for all of the owners of the aircraft, a monthly fee of $10,000, plus $1,400 per hour of the Trust’s flight time, to cover the operating expenses of the aircraft.  Further, CPSI entered into an aircraft services agreement with MEDJET Assistance, L.L.C., (MEDJET) an entity in which Mr. Ripps indirectly has an approximate 40% interest.  Under this agreement, CPSI is obligated to pay a monthly fee of $5,000 to MEDJET for managing the use, maintenance, storage, and supervision of the aircraft.  NRH pays this $5,000 monthly fee to MEDJET, on behalf of CPSI, from the $10,000 monthly fee referred to above.  During 2002, CPSI paid approximately $254,000 to NRH for usage and service of the aircraft under the above agreements.

In July 2002, CRLP acquired three single family homes located in Montgomery, Alabama, from Lowder New Homes, Inc., an entity owned by TCC, for a total purchase price of approximately $0.5 million, which will be operated as rental property.  The homes were purchased as part of a corporate rental program for an automobile manufacturer that is building a manufacturing plant near Montgomery, Alabama.  Under the corporate rental program, executives of the automobile manufacturer will rent the homes from CRLP for an initial term of three years, with the option to extend the lease, and have agreed to lease additional multifamily units at Colonial Grand at Promenade located in Montgomery, Alabama.  The homes were funded through CRLP’s unsecured line of credit.

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

OUTLOOK

Management intends to maintain CRLP’s strength through continued diversification, while pursuing acquisitions and developments that meet Colonial’s criteria for property quality, market strength, and investment return.  Management will continue to use its line of credit to provide short-term financing for acquisition, development, and re-development activities and plans to continue to replace significant borrowings under the bank line of credit with funds generated from the sale of additional debt and equity securities and permanent financing, as market conditions permit.  Management believes that these potential sources of funds, along with the possibility of issuing limited partnership units of CRLP in exchange for properties, will provide CRLP with the means to finance additional acquisitions, developments, and expansions.

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

INFLATION

Leases at the multifamily properties generally provide for an initial term of six months to one year and allow for rent adjustments at the time of renewal.  Leases at the office properties typically provide for rent adjustments and the pass-through of certain operating expenses during the term of the lease.  Substantially all of the leases at the retail properties provide for the pass-through to tenants of certain operating costs, including real estate taxes, common area maintenance expenses, and insurance. All of these provisions permit CRLP to increase rental rates or other charges to tenants in response to rising prices and, therefore, serve to minimize CRLP’s exposure to the adverse effects of inflation.

An increase in general price levels may immediately precede, or accompany, an increase in interest rates.  At December 31, 2002, CRLP’s exposure to rising interest rates was mitigated by the existing debt level of 47.1% of CRLP’s total market capitalization, the high percentage of fixed rate debt (78.8%), and the use of interest rate swaps to effectively fix the interest rate on $150.0 million through January 2004, and approximately $30.0 million through January 2006.  As it relates to the short-term, increases in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.

Item 7a.                                                     Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes primarily as a result of our unsecured line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations.  Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  To achieve our objectives, we borrow primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate the interest rate risk on a related financial instrument.  CRLP does not enter into derivative or interest rate transactions for speculative purposes.

The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.  Also included is a summary of our swap contracts and rate caps at December 31, 2002.

(amounts in thousands)	2003	2004	2005	2006	2007	Thereafter	Total	Estimated Fair Value

Fixed Rate Debt	$102,852	65,823	184,180	75,000	175,000	337,165	940,020	982,861
Average interest rate at December 31, 2002	7.1%	7.7%	5.4%	8.0%	7.0%	7.4%	7.0%	—

Variable Debt	$505	50,000	133,270	—	—	138,397	322,172	322,172
Average interest rate at December 31, 2002	2.9%	3.8%	2.4%	—	—	2.6%	2.7%	—

Interest Rate SWAPs

Variable to fixed	$75,000	150,000	—	29,082	—	—	254,082	(3,797)
Average pay rate	2.4%	1.8%	—	6.6%	—	—	2.5%	—

Fixed to variable	$—	50,000	—	—	—	—	50,000	2,633
Average pay rate	—	5.0%	—	—	—	—	5.0%	—

Interest Rate Caps	$30,379	91,738	—	—	—	—	122,117	5
Interest Rate	11.2%	5.7%	—	—	—	—	7.1%	—

The table incorporates only those exposures that exist as of December 31, 2002; it does not consider those exposures or positions, which could arise after that date.  Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value.  As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and interest rates.

Item 8.                                                           Financial Statements and Supplementary Data.

The following are filed as a part of this report:

Report of Independent Accountants

Financial Statements:

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2002, 2001, and 2000

Consolidated Statements of Partners’ Equity for the years ended December 31, 2002, 2001, and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

Notes to Consolidated Financial Statements

COLONIAL REALTY LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

December 31, 2002 and 2001

	2002	2001
ASSETS
Land, buildings, & equipment, net	$1,947,072	$1,756,255
Undeveloped land and construction in progress	82,520	152,084
Cash and equivalents	6,236	10,127
Restricted cash	1,481	2,255
Accounts receivable, net	10,395	12,309
Prepaid expenses	7,560	7,072
Notes receivable	1,307	12,253
Deferred debt and lease costs	23,157	18,568
Investment in partially owned entities	36,265	31,594
Other assets	13,780	11,866
	$2,129,773	$2,014,383

LIABILITIES AND PARTNERS’ EQUITY
Notes and mortgages payable	$1,262,193	$1,191,791
Accounts payable	15,646	18,430
Accounts payable to affiliates	1,103	2,271
Accrued interest	13,974	11,485
Accrued expenses	6,516	4,520
Tenant deposits	3,201	3,607
Unearned rent	7,736	8,343
Other liabilities	4,497	1,296
Total liabilities	1,314,866	1,241,743

Redeemable units, at redemption value – 10,788,341 and 11,159,027 units outstanding at December 31, 2002 and 2001, respectively	366,156	347,604

General partner -
Common equity – 22,850,480 and 20,976,629 units outstanding at December 31, 2002 and 2001, respectively	186,263	160,364
Preferred equity ($175,000 liquidation preference)	168,669	168,669

Limited partners’ preferred equity ($100,000 liquidation preference)	97,406	97,406
Accumulated other comprehensive income (loss)	(3,587)	(1,403)
Total partners’ equity	448,751	425,036

	$2,129,773	$2,014,383

The accompanying notes are an integral part of these financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts in Thousands, Except Per Unit Data)

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Revenue:
Base rent	$254,321	$246,522	$234,190
Base rent from affiliates	969	1,135	1,478
Percentage rent	3,450	3,527	5,589
Tenant recoveries	41,054	36,852	36,309
Other property related revenue	18,896	18,366	17,399
Other non-property related revenue	7,028	3,902	952
Total revenue	325,718	310,304	295,917
Property operating expenses:
General operating expenses	22,931	21,069	20,570
Salaries and benefits	14,244	15,319	15,485
Repairs and maintenance	32,160	28,651	28,159
Taxes, licenses, and insurance	28,430	25,375	22,142
General and administrative	15,496	10,858	8,392
Depreciation	72,375	63,296	58,153
Amortization	9,175	7,528	4,222
Total operating expenses	194,811	172,096	157,123
Income from operations	130,907	138,208	138,794
Other income (expense):
Interest expense	(65,265)	(71,397)	(71,855)
Income from partially owned entities	1,968	1,510	1,700
Other	(618)	(15)	—
Ineffectiveness of hedging activities	(23)	(15)	—
Gains from sales of property	35,483	15,674	8,165
Total other expense	(28,455)	(54,243)	(61,990)
Income before extraordinary items and discontinued operations	102,452	83,965	76,804
Extraordinary loss from early extinguishment of debt	—	—	(418)
Income from continuing operations	102,452	83,965	76,386

Income from discontinued operations	2,385	2,434	2,739
Gain on disposal of discontinued operations	6,069	—	—
Income from discontinued operations	8,454	2,434	2,739
Net income	110,906	86,399	79,125

Dividends to preferred unitholders	(24,438)	(22,280)	(19,813)
Net income available to common unitholders	86,468	64,119	59,312

Net income available to common unitholders allocated to general partner	(865)	(641)	(593)
Net income available to common unitholders allocated to limited partners	$85,603	$63,478	$58,719

Net income available to common unitholders per common unit – basic:
Income from continuing operations	$2.35	$1.93	$1.74
Income from discontinued operations	0.25	0.08	0.08
Extraordinary loss from early extinguishment of debt	—	—	(0.01)
Net income available to common unitholders per common unit – basic	$2.60	$2.01	$1.81

Net income available to common unitholders per common unit – diluted:
Income from continuing operations	$2.33	$1.92	$1.74
Income from discontinued operations	0.25	0.08	0.08
Extraordinary loss from early extinguishment of debt	—	—	(0.01)
Net income available to common unitholders per common unit – diluted	$2.58	$2.00	$1.81

Weighted average common units outstanding - basic	33,170	32,003	32,611
Weighted average common units outstanding - diluted	33,424	32,114	32,639

Net income available to common unitholders	$86,468	$64,119	$59,312
Other comprehensive income (loss)
Unrealized income (loss) on cash flow hedging activities	(2,184)	(1,403)	—
Comprehensive income	$84,284	$62,716	$59,312

The accompanying notes are an integral part of these financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(Amounts in Thousands)

For the Years Ended December 31, 2002, 2001 and 2000

			Limited Partners’ Preferred Equity	Accumulated Other Comprehensive Income (Loss)	Total
	General Partner
	Common Equity	Preferred Equity

Balance, December 31, 1999	$312,129	$120,549	$97,406	$—	$530,084

Net income	59,312	10,938	8,875	—	79,125
Cash contributions	10,120	—	—	—	10,120
Distributions	(79,435)	(10,938)	(8,875)	—	(99,248)
Redemption of partnership units	(37,937)	—	—	—	(37,937)
Issuance of limited partnership units	337	—	—	—	337
Allocations to redeemable units	(37,559)	—	—	—	(37,559)
Balance, December 31, 2000	226,967	120,549	97,406	—	444,922

Net income	64,119	13,405	8,875	—	86,399
Cash contributions	4,947	—	—	—	4,947
Issuance of preferred units		48,120	—	—	48,120
Distributions	(80,636)	(13,405)	(8,875)	—	(102,916)
Change in fair value of hedging activity	—	—	—	(1,403)	(1,403)
Allocations to redeemable units	(55,033)	—	—	—	(55,033)
Balance, December 31, 2001	160,364	168,669	97,406	(1,403)	425,036

Net income	86,468	15,563	8,875	—	110,906
Cash contributions	27,717	—	—	—	27,717
Issuance of common units of beneficial interest	17,551	—	—	—	17,551
Distributions	(87,285)	(15,563)	(8,875)	—	(111,723)
Change in fair value of hedging activity	—	—	—	(2,184)	(2,184)
Allocations to redeemable units	(18,552)	—	—	—	(18,552)
Balance, December 31, 2002	$186,263	$168,669	$97,406	$(3,587)	$448,751

COLONIAL REALTY LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$110,906	$86,399	$79,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,835	72,357	63,884
Income from partially owned entities	(1,968)	(1,510)	(1,700)
Gains from sales of property	(41,552)	(15,674)	(8,165)
Other, net	83	1,064	1,932
Decrease (increase) in:
Restricted cash	774	224	155
Accounts receivable	1,871	425	(4,621)
Prepaid expenses	(87)	(2,986)	(1,327)
Other assets	(8,666)	(6,874)	(11,567)
Increase (decrease) in:
Accounts payable	(3,952)	(1,840)	(13,059)
Accrued interest	2,489	(3,051)	1,635
Accrued expenses and other	(1,143)	7,346	(1,622)
Net cash provided by operating activities	141,590	135,880	104,670
Cash flows from investing activities:
Acquisition of properties	(150,808)	-0-	(25,535)
Development expenditures	(13,088)	(48,744)	(21,693)
Development expenditures paid to an affiliate	(36,908)	(89,047)	(78,066)
Tenant improvements	(25,556)	(21,278)	(24,592)
Proceeds from (issuance of) notes receivable	10,946	9,859	(2,679)
Capital expenditures	(13,984)	(13,582)	(16,194)
Proceeds from sales of property, net of selling costs	132,241	76,190	57,771
Distributions from partnerships	5,420	2,695	3,968
Capital contributions to partnerships	(8,123)	(4,764)	(5,775)
Net cash used in investing activities	(99,860)	(88,671)	(112,795)
Cash flows from financing activities:
Principal reductions of debt	(73,248)	(84,553)	(40,346)
Proceeds from additional borrowings	151,285	48,988	193,518
Net change in revolving credit balances	(52,989)	46,968	(13,940)
Proceeds from preferred unit issuance, net of expenses paid	-0-	48,122	-0-
Proceeds from issuance of limited partnership units, net of expenses paid	17,551
Cash contributions	27,717	4,172	10,120
Redemption of partnership units	-0-	-0-	(37,937)
Distributions to common and preferred unitholders	(111,723)	(102,916)	(99,248)
Payment of mortgage financing cost	(4,214)	(1,794)	(3,979)
Other, net	-0-	(344)	(418)
Net cash provided by (used in) financing activities	(45,621)	(41,357)	7,770
Increase (decrease) in cash and equivalents	(3,891)	5,852	(355)
Cash and equivalents, beginning of period	10,127	4,275	4,630
Cash and equivalents, end of period	$6,236	$10,127	$4,275

Supplemental disclosures of cash flow information:
Cash paid during the year for interest, net of amounts capitalized	$62,776	$74,448	$70,210

The accompanying notes are an integral part of these financial statements.

1. Organization and Basis of Presentation

Organization – Colonial Realty Limited Partnership (the “Operating Partnership” or “CRLP”), a Delaware limited partnership, is the operating partnership of Colonial Properties Trust (the “Trust”), an Alabama real estate investment trust (“REIT”) whose shares are listed on the New York Stock Exchange (“NYSE”).  CRLP is engaged in the ownership, development, management, and leasing of multifamily housing communities, office buildings, and retail malls and centers.  CRLP also owns certain parcels of land.

Federal Income Tax Status – The Trust, which is considered a corporation for federal income tax purposes, qualifies as a REIT for federal income tax purposes and generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its shareholders.  REITs are subject to a number of organizational and operational requirements.  If the Trust fails to qualify as a REIT in any taxable year, the Trust will be subject to federal income tax on its taxable income at regular corporate rates.  The Trust may be subject to certain state and local taxes on its income and property.

In addition, CRLP’s financial statements include the operations of a taxable REIT subsidiary, Colonial Properties Services, Inc. (CPSI), that is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes.  CPSI provides property development, leasing and management services for third-party owned properties and administrative services to CRLP.  CRLP generally reimburses CPSI for payroll and other costs incurred in providing services to CRLP.  All inter-company transactions are eliminated in the accompanying consolidated financial statements.  CRLP recognized tax expense of $0.6 million in 2002 related to the taxable income of CPSI.  No federal income taxes were recognized in 2001 and 2000.

Principles of Consolidation – The consolidated financial statements include the Operating Partnership, CPSI and Colonial Properties Services Limited Partnership (in which CRLP holds 99% general and limited partner interests).

Investments in Partially Owned Entities – Entities in which CRLP owns, directly or indirectly, a 50% or less interest and does not control are reflected in the consolidated financial statements as investments accounted for under the equity method. Under this method the investment is carried at cost plus or minus equity in undistributed earnings or losses since the date of acquisition.

2. Summary of Significant Accounting Policies

Land, Buildings, and Equipment—Land, buildings, and equipment is stated at the lower of cost, less accumulated depreciation, or fair value.  CRLP reviews its long-lived assets and certain intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset.  If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the asset’s fair value.  Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years.  Repairs and maintenance are charged to expense as incurred.  Replacements and improvements are capitalized and depreciated over the estimated remaining useful lives of the assets.

When items of land, buildings, or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recorded in accordance with Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal on Long-Lived Assets.  CRLP recognizes sales of real estate properties only upon the closing of a transaction.  Payments received from purchasers prior to closing are recorded as deposits.  Profit on real estate sold is recognized using the full accrual method upon closing when the collectibility of the sales price is reasonably assured and CRLP is not obligated to perform significant activities after the sale.  Profit may be deferred in whole or part until the sale meets the requirements of profit recognition on sales of real estate under SFAS 66, Accounting for Sales of Real Estate.  For properties sold to a joint venture in which CRLP retains an ownership percentage, CRLP limits the profit recognized from the sale to the portion sold to the outside party.  Further, the profit is limited by the amount of cash received for which CRLP has no commitment to reinvest pursuant to the partial sale provisions found in paragraph 30 of Statement of Position (SOP) 78-9.  As of December 31, 2002, in accordance with SFAS 66, all sales of real estate properties have been recorded as sales transactions, as the risk and rewards of ownership have been transferred to the purchaser.

Acquired Real Estate Assets— CRLP accounts for its acquisitions of investments in real estate in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of other tenant relationships, based in each case on their fair values.  CRLP considers acquisitions of operating real estate assets to be “businesses” as that term is contemplated in Emerging

Issues Task Force Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.

CRLP allocates purchase price to the fair value of the tangible assets of an acquired property (which includes the land and building) determined by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land and buildings based on management’s determination of the relative fair values of these assets.  CRLP also allocates value to tenant improvements based on the estimated costs of similar tenants with similar terms.

Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancellable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancellable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

Management may engage independent third-party appraisers to perform these valuations and those appraisals use commonly employed valuation techniques, such as discounted cash flow analyses. Factors considered in these analyses include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. CRLP also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods depending on specific local market conditions and depending on the type of property acquired. Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

The total amount of other intangible assets acquired is further allocated to in-place leases, which includes other tenant relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and CRLP’s overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of CRLP’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement or management’s expectation for renewal), among other factors.

The value of in-place leases and tenant relationships related to acquisitions since July 1, 2001 are amortized as a leasing cost expense over the initial term of the respective leases and any expected renewal periods, which are primarily expected to range from 11 to 28 years and which have a current weighted-average composite life of approximately 19 years. In no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.

Undeveloped Land and Construction in Progress—Undeveloped land and construction in progress is stated at the lower of cost or net realizable value.  CRLP capitalizes all costs associated with land development and construction.

Capitalization of Interest—CRLP capitalizes interest during periods in which property is undergoing development activities necessary to prepare the asset for its intended use.

Cash and Equivalents—CRLP includes highly liquid marketable securities and debt instruments purchased with a maturity of three months or less in cash equivalents.

Restricted Cash—Cash which is legally restricted as to use consists primarily of tenant deposits.

Valuation of Receivables—CRLP is subject to tenant defaults and bankruptcies at its Office and Retail properties that could affect the collection of outstanding receivables.  In order to mitigate these risks, CRLP performs credit review and analysis on all commercial tenants and significant leases before they are executed.  CRLP evaluates the collectibility of outstanding receivables and records allowances as appropriate.  CRLP’s policy is to record allowances for all outstanding invoices greater than 60 days past due at its Office and Retail properties.

Due to the short-term nature of the leases at its Multifamily properties, generally six months to one year, CRLP’s exposure to tenant defaults and bankruptcies is minimized.  CRLP’s policy is to record allowances for all outstanding receivables greater than 30 days past due at its Multifamily properties.

Deferred Debt and Lease Costs—Amortization of debt costs is recorded using the straight-line method, which approximates the effective interest method, over the terms of the related debt.  Direct leasing costs are amortized using the straight-line method over the terms of the related leases.

Derivative Instruments—All derivative instruments are recognized on the balance sheet and measured at fair value. Derivatives that do not qualify for hedge treatment under SFAS No. 133 (subsequently amended by SFAS Nos. 137 and 138), Accounting for Derivative Instruments and Hedging Activities, must be recorded at fair value with gains or losses recognized in earnings in the period of change.  CRLP has certain involvement with derivative financial instruments but does not use them for trading or speculative purposes.  Interest rate cap agreements and interest rate swaps are used to reduce the potential impact of increases in interest rates on variable-rate debt.

CRLP formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness in hedging the exposure to the hedged transaction’s variability in cash flows attributable to the hedged risk will be assessed. Both at the inception of the hedge and on an ongoing basis, CRLP assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items. CRLP discontinues hedge accounting if a derivative is not determined to be highly effective as a hedge or has ceased to be a highly effective hedge.

Revenue Recognition—Rental income attributable to leases is recognized on a straight-line basis over the terms of the leases.  Certain leases contain provisions for additional rent based on a percentage of tenant sales.  Percentage rents are recognized in the period in which sales thresholds are met.  Recoveries from tenants for taxes, insurance, and other property operating expenses are recognized in the period the applicable costs are incurred in accordance with the terms of the related lease.

Other income received from long-term contracts signed in the normal course of business are recognized in accordance with the terms of the specific contract.  Property management and development fee income is recognized when earned for services provided to third parties.

Net Income Per Unit—Basic net income per unit is computed by dividing the net income available to common unitholders by the weighted average number of common units outstanding during the period.  Diluted net income per unit is computed by dividing the net income available to common unitholders by the weighted average number of common units outstanding during the period, adjusted for the assumed conversion of all potentially dilutive outstanding unit options.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Segment Reporting—Reportable segments are identified based upon management’s approach for making operating decisions and assessing performance of CRLP.

Software Development—CRLP capitalizes certain internally developed software costs.  Capitalized internal software development costs are amortized using the straight-line method over the estimated useful lives of the software.

Recent Pronouncements of the Financial Accounting Standards Board (FASB)—In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal on Long-Lived Assets that supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.  SFAS No. 144 provides additional guidance on the accounting for impairments of long-lived assets and updates the accounting and reporting requirements for discontinued operations.  CRLP adopted SFAS No. 144 on January 1, 2002.  In accordance with the provisions of SFAS No. 144, CRLP records individual property sales as discontinued operations, unless CRLP maintains significant continuing involvement with properties that have been sold.  CRLP does not expect the adoption of this standard to have a material impact on CRLP’s financial position, results of operations or cash flows.  However, CRLP expects the adoption of this standard to impact the presentation of its financial statements by requiring CRLP to classify the disposals of properties with operations that can be distinguished from the rest of the entity as discontinued operations.  (See Note 3)

In April 2002, FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30, will now be used to classify those gains and losses. SFAS 64 amended SFAS 4, and is no longer necessary because SFAS 4 has been rescinded. SFAS 44 and the amended sections of SFAS 13 are not applicable to CRLP and therefore have no effect on CRLP’s financial statements. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early application encouraged. The adoption of SFAS 145 will likely not have a material effect on CRLP as the gains and losses on the extinguishment of debt are generally not material to CRLP’s financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.  SFAS No. 148 provides additional guidance for entities that elect to voluntarily adopt the accounting provisions of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS No. 148 is effective for fiscal years ending after December 15, 2002.  CRLP has elected to adopt the accounting provisions of SFAS

No. 123 under the prospective method, which allows CRLP to apply the recognition provisions of SFAS No. 123 to all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied.  CRLP adopted SFAS No. 123 effective January 1, 2003.

On November 25, 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.  FIN 45 clarifies the requirements of SFAS no. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.  The disclosure provisions of the Interpretation are effective for financial statements that end after December 15, 2002.  However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year end.  See Note 15, Guarantees and Other Arrangements, for additional discussion of CRLP’s financial guarantees as of December 31, 2002.  The initial adoption of this standard did not have an impact on the financial condition or results of operations.  Management does not believe the provisions of this standard will have a material impact on future operations of CRLP.

On January 15, 2003, FASB completed its redeliberations of the project related to the consolidation of variable interest entities which culminated with the issuance of FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities.  FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity (VIE), the assets, liabilities and results of the activities of the VIE should be included in the consolidated financial statements of the business enterprise.  This Interpretation explains how to identify VIEs and how an enterprise assesses its interests in a VIE to decide whether to consolidate that entity.  FIN 46 also requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed.  This Interpretation applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003.

CRLP has identified certain relationships that it deems reasonably possible are VIEs in which it holds a significant variable interest.  CRLP deems that it is reasonably possible that its investments in partially owned entities are VIEs.  As disclosed in Note 6, relative to these entities, CRLP’s maximum exposure to loss is limited to the carrying value of CRLP’s investments in those entities, which is $36.3 million as of December 31, 2002.  In addition to these VIEs, CRLP considers its relationship with three other entities to be potential VIEs.  These other entities are more fully discussed in Note 15, and primarily relate to the commitment to fund development through a mezzanine financing commitment and other guarantees.  The maximum exposure related to these other entities is limited to the amount of the funding commitment and other guarantees and is $8.3 million as of December 31, 2002, which results in a total maximum exposure to CRLP attributable to all potential VIEs in the aggregate amount of $44.6 million.  CRLP is currently evaluating the consolidation provisions of FIN 46 and does not anticipate consolidation of its potential VIEs will be required.

Reclassifications—Certain reclassifications have been made to the 2000 and 2001 financial statements in order to conform them to the 2002 financial statement presentation.  These reclassifications have no impact on partners’ equity or net income.

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

The properties acquired during 2002 and 2000 are listed below:

	Location	Effective Acquisition Date
Office Properties:
901 Maitland Center	Orlando, FL	March 1, 2002
Colonnade	Birmingham, AL	May 1, 2002
Heathrow International Business Center	Orlando, FL	August 1, 2002

Retail Properties:
Temple Mall	Temple, TX	July 1, 2000

Results of operations of these properties, subsequent to their respective acquisition dates, are included in the consolidated financial statements of CRLP.  The cash paid to acquire these properties is included in the statements of cash flows.  The acquisitions during 2002 and 2000 are comprised of the following:

(in thousands)	2002	2001	2000
Assets purchased:
Land, buildings, and equipment	$196,009	$—	$26,218
Other assets	465	—	472
	196,474	—	26,690
Notes and mortgages assumed	(43,993)	—	—
Other liabilities assumed or recorded	(1,673)	—	(818)
Issuance of limited partnership units of Colonial Realty Limited Partnership	—	—	(337)

Cash paid	$150,808	$—	$25,535

In addition to the acquisition of the operating mentioned above, CRLP acquired certain parcels of land to be utilized for future development opportunities.

During 2002, CRLP disposed of eight multifamily properties representing 1,988 units, two office properties representing 104,496 square feet, and three retail properties representing 449,443 square feet.  The multifamily, office, and retail properties were sold for a total sales price of $138.6 million, which was used to repay a portion of the borrowings under CRLP’s unsecured line of credit and to support CRLP’s investment activities.

During 2002, CRLP sold interests in two retail properties to joint ventures formed by CRLP and unrelated parties.  CRLP continues manage the properties and accounts for its interest in these joint ventures as equity investments (see Note 6).

During 2001, CRLP disposed of six multifamily properties representing 1,373 units, one office property representing 34,357 square feet, and two retail properties representing 304,168 square feet.  The multifamily, office, and retail properties were sold for a total sales price of $83.5 million, of which $4.5 million was used to repay a secured loan, $11.6 million was issued as a note receivable, and the remaining proceeds were used to repay a portion of the borrowings under CRLP’s unsecured line of credit and to support CRLP’s investment activities.

During 2000, CRLP disposed of five multifamily properties representing 1,132 units and one retail property representing 165,684 square feet.  The multifamily and retail properties were sold for a total sales price of $67.6 million, of which $17.3 million was used to repay four secured loans, $7.2 million was issued as a note receivable, and remaining proceeds were used to repay a portion of the borrowings under CRLP’s unsecured line of credit, fund additional acquisitions, and to support CRLP’s investment activities.

During 2000, CRLP sold four of the multifamily properties to a joint venture formed by CRLP and an unrelated party. CRLP retained a 15% interest in the joint venture and continued to manage the properties.  CRLP accounts for its 15% interest in this joint venture as an equity investment (see Note 6).

In accordance with SFAS No. 144, net income and gain (loss) on disposition of real estate for properties sold through June 30, 2003, in which CRLP does not maintain continuing involvement, are reflected in our consolidated statements of income as “discontinued operations” for all periods presented.  During 2002, we disposed of two office properties and one retail property that are classified as discontinued operations.

Included in discontinued operations for the years ended December 31, 2002, 2001 and 2000, are two properties that were sold in the first quarter of 2003 and one property sold in the third quarter of 2003.  The Company sold two properties in the first quarter of 2003, a 152,667 square foot retail asset located in St. Petersburg, Florida and a 176-unit multifamily apartment complex located in Tampa, Florida and one property in the third quarter of 2003, a 28,250 office asset located within the International Park office complex located in Birmingham, Alabama.  The operations of these properties have been reflected on a comparative basis as discontinued operations for the years ended December 31, 2002, 2001 and 2000.

Below is a summary of the operations of the properties sold during 2002 and through September 30, 2003 that are classified as discontinued operations:

	Year Ended December 31,
(amounts in thousands)	2002	2001	2000

Property revenues:
Base rent	$4,499	$5,029	$5,169
Percentage rent	92	110	110
Tenant recoveries	612	662	742
Other property revenue	207	220	372
Total property revenues	5,410	6,021	6,393

Property operating and maintenance expense	1,740	2,054	2,145
Depreciation	1,228	1,404	1,396
Amortization	57	129	113
Total operating expenses	3,025	3,587	3,654
Income from discontinued operations before net gain on disposition of discontinued operations	2,385	2,434	2,739
Net gain on disposition of discontinued operations	6,069	—	—

Income from discontinued operations	$8,454	$2,434	$2,739

4.  Land, Buildings, and Equipment

Land, buildings, and equipment consists of the following at December 31, 2002 and 2001:

		(in thousands)
	Useful Lives	2002	2001
Buildings	40 years	$1,793,284	$1,635,898
Furniture and fixtures	7 years	56,973	49,965
Equipment	3 or 5 years	31,864	25,706
Land improvements	10 or 15 years	55,668	47,659
Tenant improvements	Life of lease	107,041	76,919
		2,044,830	1,836,147
Accumulated depreciation		(351,164)	(310,447)
		1,693,666	1,525,700
Land		253,406	230,555
		$1,947,072	$1,756,255

5.  Undeveloped Land and Construction in Progress

            During 2002, CRLP completed the construction of two multifamily development projects, one office development project, one retail development project, and one retail re-development project at a combined total cost of $138.0 million.  The completed development and re-development projects are as follows:

Completed Developments and Re-developments:	Location	Total Units/Sq. Feet	Total Cost
Multifamily Properties
Colonial Grand at TownPark – Lake Mary	Orlando, FL	456	$37,737
Colonial Village at TownPark – Sarasota	Sarasota, FL	272	21,666
		728	59,403

Office Properties
Colonial Center at TownPark 600	Orlando, FL	199,585	27,558

Retail Properties
Colonial Promenade Hoover	Birmingham, AL	166,000	16,625
Parkway Place (1) (re-development)	Huntsville, AL	630,000	34,407
		796,000	51,032

Total			$137,993

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

CRLP currently has two active development projects and three mixed-use projects in progress, and various parcels of land available for expansion and construction.  Undeveloped land and construction in progress is comprised of the following at December 31, 2002:

	Total Units/ Square Feet	Estimated Completion	Estimated Total Costs	Costs Capitalized To Date
			(in thousands)	(in thousands)
Office Projects:
Colonial Center at TownPark 200	155,000	2003	$21,926	$15,835

Retail Projects:
Colonial Promenade Trussville Phase II	65,000	2003	8,400	2,084

Mixed Use Projects Infrastructure
Colonial TownPark – Lake Mary			33,168	29,458
Colonial TownPark – Sarasota			6,410	4,969
Colonial Center at Mansell			10,794	9,863

Other Projects and Undeveloped Land				20,311
				$82,520

Interest capitalized on construction in progress during 2002, 2001, and 2000 was $8.1 million, $10.6 million, and $9.6 million, respectively.

6.  Investment in Partially Owned Entities

Investment in partially owned entities at December 31, 2002 and 2001 consists of the following:

	Percent Owned		(in thousands)
			2002	2001
Multifamily:
CMS/Colonial Joint Venture I	15.00%		$2,142	$2,195
CMS/Colonial Joint Venture II	15.00%		735	745
			2,877	2,940

Office:
600 Building Partnership, Birmingham, AL	33.33%		(23)	(26)

Retail:
Orlando Fashion Square Joint Venture, Orlando, FL	50.00%		19,465	20,783
Parkway Place Limited Partnership, Huntsville, AL	45.00%		11,375	8,052
Colonial Promenade Madison, Huntsville, AL	25.00	%(1)	2,464	(154)
Highway 150, LLC, Birmingham, AL	10.00%		85	0
			33,389	28,681

Other:
Colonial/Polar-BEK Management Company, Birmingham, AL	50.00%		41	39
NRH Enterprises, LLC, Birmingham, AL	20.00%		26	0
E-2 Data Technology, Birmingham, AL	50.00%		(45)	(40)
			22	(1)
			$36,265	$31,594

(1)          CRLP maintained a 50% ownership at December 31, 2001.

During December 2002, CRLP sold 90% of its interest in Colonial Promenade Hoover for a total sales price of $20.5 million, and formed the Highway 150, LLC, in which CRLP maintains 10% ownership and manages the property under contract with the Highway 150 LLC.  Additionally during December 2002, CRLP sold 25% of its interest in the Colonial Promenade Madison Joint Venture for $3.2 million.  Prior to the sale of this interest, CRLP held a 50% interest in the joint venture.  Therefore, CRLP now maintains 25% ownership of the property and continues to manage the property.  The proceeds from both of the joint venture transactions were used to repay a portion of the amount outstanding under CRLP’s unsecured line of credit.

In October 1998, CRLP sold a 50% interest in our Orlando Fashion Square retail property located in Orlando, Florida to a third party. Subsequently, CRLP entered into a joint venture agreement with the third party, and the joint venture entered into an agreement with CRLP relating to the management of the property.  The joint venture agreement gives the third party the right, which became effective December 28, 2001, to convert its 50% interest in the property to CRLP’s common units if specified terms and conditions are met.  The conversion value of the interest would be determined at the time of conversion in accordance with the procedures set forth in the joint venture agreement, and would be net of the third party’s pro rata share of any indebtedness secured by the property.  The terms and conditions also include an “accretion threshold”, as defined, which must be met.  At the time of the original transaction, CRLP considered the terms of the agreement in their entirety (including the conversion right, the accretion threshold, and the conversion value determination procedures) and assessed whether the third party could compel CRLP to repurchase the 50% interest sold.  CRLP concluded that the likelihood of a compelled repurchase was remote, and accordingly accounted for the transaction as a sale.

On May 31, 2002, the 50% joint venture partner elected to exercise its option to convert its 50% interest in the property to CRLP’s common units.  In accordance with the terms of the joint venture agreement, CRLP negotiated with its joint venture partner and were unable to reach an agreement.  Therefore, on September 11, 2002, the joint venture partner elected to withdraw its conversion election and it continues to own its 50% interest.

Combined financial information for CRLP’s investments in partially owned entities for 2002 and 2001 follows:

	December 31,
	2002	2001
Balance Sheet
Assets
Land, building, & equipment, net	$347,436	$243,733
Construction in progress	193	54,907
Other assets	11,028	9,878
Total assets	$358,657	$308,518

Liabilities and Partners’ Equity
Notes payable (1)	$251,908	$213,056
Other liabilities	3,950	7,647
Partners’ Equity	102,799	87,815
Total liabilities and partners’ capital	$358,657	$308,518

Statement of Operations
(for the year ended)
Revenues	$42,943	$44,124
Operating expenses	(17,960)	(18,304)
Interest expense	(13,011)	(12,969)
Depreciation, amortization and other	(7,689)	(8,787)
Net income	$4,283	$4,064

(1)          CRLP’s portion of indebtedness, as calculated based on ownership percentage, at December 31, 2002 and 2001 is $78.3 million and $67.3 million, respectively.

7.  Segment Information

CRLP is organized into, and manages its business based on the performance of three separate and distinct operating divisions:  Multifamily, Office, and Retail.  Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within each division. The applicable accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.”  The pro rata portion of the revenues, net operating income (NOI), and assets of the partially-owned entities and joint ventures that CRLP has entered into are included in the applicable segment information.  Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information.  In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned entities and joint ventures are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method and discontinued operations are reported separately.  Management evaluates the performance of its segments and allocates resources to them based on net operating income (NOI).  NOI consists of revenues in excess of general operating expenses, salaries and wages, repairs and maintenance, taxes, licenses, and insurance.  Segment information and the reconciliation of total segment revenues to total revenues, total segment NOI to income from continuing operations, and total divisional assets to total assets, for the years ended December 31, 2002, 2001, and 2000, is presented below:

(in thousands)	For the Year Ended
	2002	2001	2000
Revenues:
Divisional Revenues
Multifamily	$104,160	$119,309	$118,807
Office	75,913	57,348	50,225
Retail	155,368	147,634	143,330
Total Divisional Revenues:	335,441	324,291	312,362

Partially-owned subsidiaries	(13,743)	(13,061)	(12,656)
Unallocated corporate revenues	9,430	5,095	2,604
Discontinued operations revenues	(5,410)	(6,021)	(6,393)
Total Consolidated Revenues:	$325,718	$310,304	$295,917

NOI:
Divisional NOI
Multifamily	$68,145	$80,478	$79,756
Office	53,806	40,893	35,346
Retail	108,335	105,043	103,583
Total Divisional NOI:	230,286	226,414	218,685

Partially-owned subsidiaries	(7,956)	(7,802)	(7,478)
Unallocated corporate revenues	9,430	5,095	2,604
Discontinued operations NOI	(3,670)	(3,967)	(4,248)
General and administrative expenses	(15,496)	(10,858)	(8,392)
Depreciation	(72,375)	(63,296)	(58,153)
Amortization	(9,175)	(7,528)	(4,222)
Other	(137)	150	(2)
Income from operations	130,907	138,208	138,794
Total other expense	(28,455)	(54,243)	(61,990)
Extraordinary loss from early extinguishment of debt	—	—	(418)
Income from continuing operations	$102,452	$83,965	$76,386

(in thousands)
Assets:
Divisional Assets
Multifamily	$645,840	$723,447	$752,249
Office	594,795	377,255	329,315
Retail	906,555	905,964	869,351
Total Divisional Assets:	2,147,190	2,006,666	1,950,915

Partially-owned subsidiaries	(116,375)	(106,191)	(94,228)
Unallocated corporate assets (1)	98,958	113,908	86,860
	$2,129,773	$2,014,383	$1,943,547

(1)          Includes CRLP’s investment in joint ventures of $36,265, $31,594, and $28,129 as of December 31, 2002, 2001, and 2000, respectively. (see Note 6)

8.  Notes and Mortgages Payable

Notes and mortgages payable at December 31, 2002 and 2001 consist of the following:

	(in thousands)
	2002	2001

Revolving credit agreement	$208,270	$261,365
Mortgages and other notes:
2.00% to 4.00%	213,877	0
4.01% to 6.00%	0	162,153
6.01% to 7.50%	584,423	463,390
7.51% to 9.00%	255,623	303,542
9.01% to 10.25%	0	1,341
	$1,262,193	$1,191,791

As of December 31, 2002, CRLP has an unsecured bank line of credit providing for total borrowings of up to $320 million.  This line of credit agreement bears interest at LIBOR plus a spread calculated from a pricing grid based on CRLP’s unsecured debt ratings.  Based on CRLP’s debt ratings at December 31, 2002, the spread was 105 basis points.  The line of credit is renewable in November 2005, and provides for a one-year extension.  The line of credit agreement includes a competitive bid feature that will allow CRLP to convert up to $160 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days.  The credit facility is primarily used by CRLP to finance property acquisitions and developments and has an outstanding balance at December 31, 2002, of $208.3 million.  The interest rate of this short-term borrowing facility, including the competitive bid balance, is 2.38% and 3.08% at December 31, 2002 and 2001, respectively.

During 2002 and 2001, CRLP, completed a public offering of unsecured medium-term debt securities and a public offering of senior notes collectively totaling $110.0 million. The proceeds of the offerings were used to fund acquisitions, development expenditures, repay balances outstanding on CRLP’s revolving credit facility, repay certain notes and mortgages payable, and for general corporate purposes.  Details relating to these debt offerings are as follows:

Issue Date	Type of Note	Maturity	Rate	Gross Proceeds
				(in thousands)
December, 2001	Medium-term	December, 2006	7.46%	$10,000
August, 2002	Senior	August, 2012	6.88%	100,000
				$110,000

Additionally during 2002, CRLP secured mortgage financing on three properties, from which CRLP received proceeds of $52.8 million.  At December 31, 2002, CRLP had $878.9 million in unsecured indebtedness including balances outstanding on its bank line of credit and certain other notes payable.  The remainder of CRLP’s notes and mortgages payable are collateralized by the assignment of rents and leases of certain properties and assets with an aggregate net book value of $472.8 million at December 31, 2002.

The aggregate maturities of notes and mortgages payable, including CRLP’s line of credit at December 31, 2002, are as follows:

(in thousands)
2003	$107,675
2004	129,040
2005	299,916
2006	74,891
2007	174,488
Thereafter	476,183
$1,262,193

Based on borrowing rates available to CRLP for notes and mortgages payable with similar terms, the estimated fair value of CRLP’s notes and mortgages payable at December 31, 2002 and 2001 was approximately $1.26 billion and $1.16 billion, respectively.

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

CRLP has entered into several different hedging transactions in an effort to manage its exposure to changes in interest rates.  The following table summarizes the notional values, fair values and other characteristics of CRLP’s derivative financial instruments at December 31, 2002.  The notional value at December 31, 2002 provides an indication of the extent of CRLP’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

Product Type	Notional Value		Interest Rate	Maturity	Fair Value At December 31, 2002
					(in thousands)
Interest Rate SWAP, Cash Flow	$30.2 - $27.7	million	5.932%	1/01/06	$(3,117)
Interest Rate SWAP, Cash Flow	$50.0	million	2.319%	1/02/03	(38)
Interest Rate SWAP, Cash Flow	$25.0	million	2.430%	1/01/03	(21)
Interest Rate SWAP, Cash Flow	$50.0	million	2.113%	1/02/04	(370)
Interest Rate SWAP, Cash Flow	$50.0	million	1.637%	1/02/04	(131)
Interest Rate SWAP, Cash Flow	$50.0	million	1.615%	1/02/04	(119)
Interest Rate SWAP, Fair Value	$50.0	million	5.015%	7/26/04	2,633
Interest Rate CAP, Cash Flow	$21.1	million	6.850%	6/29/04	1
Interest Rate CAP, Cash Flow	$17.9	million	6.850%	7/06/04	1
Interest Rate CAP, Cash Flow	$30.4	million	11.200%	6/30/03	—
Interest Rate CAP, Cash Flow	$17.1	million	4.840%	4/1/04	1
Interest Rate CAP, Cash Flow	$27.0	million	4.840%	4/1/04	1
Interest Rate CAP, Cash Flow	$8.7	million	4.840%	4/1/04	—

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

At December 31, 2002, derivatives with a fair value of $2.6 million were included in other assets and derivatives with a fair value of $3.8 million were included in other liabilities.  The change in net unrealized gains/losses of $3.6 million in 2002 for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in partners’ equity.  Hedge ineffectiveness of $23,000 on cash flow hedges was recognized in other income (expense) during 2002.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on CRLP’s variable-rate debt. The change in net unrealized losses on cash flow hedges reflects a reclassification of $2.2 million of net unrealized losses from accumulated other comprehensive income (loss) to interest expense during 2002. During 2003, CRLP estimates that an additional $2.3 million will be reclassified to earnings of the current balance held in accumulated other comprehensive income (loss).

10.  Capital Structure

At December 31, 2002 the Trust controlled CRLP as the sole general partner and as the holder of 67.9% of the common units of CRLP and 63.6% of the preferred units (Series A Preferred Units and Series C Preferred Units).  The limited partners of CRLP who hold common units or “redeemable units”, are those persons (including certain officers and directors) who, at the time of the Initial Public Offering, elected to hold all or a portion of their interest in the form of units rather than receiving units of common stock of the Trust, or individuals from whom CRLP acquired certain properties, who elected to receive units in exchange for the properties.  Redeemable units represent the number of outstanding limited partnership units as of the date of the applicable balance sheet, valued at the closing market value of the Trust’s common shares.  Each redeemable unit may be redeemed by the holder thereof for either one share of Common Stock or cash equal to the fair market value thereof at the time of such redemption, at the option of the Trust.  Additionally, in 1999, CRLP issued $100 million of Series B Cumulative Redeemable Perpetual Preferred Units (Series B Units) in a private placement, that are exchangeable for Series B Preferred Shares of the Trust after ten years at the option of the holders of the Series B Units. (See Note 11)

The Board of Trustees of the Trust manages CRLP by directing the affairs of CRLP.  The Trust’s interests in CRLP entitle it to share in cash distributions from, and in the profits and losses of, CRLP in proportion to the Trust’s percentage interest therein and entitle the Trust to vote on all matters requiring a vote of the limited partners.

In 1999, the Trust’s Board of Trustees authorized a common unit repurchase program under which the Trust could repurchase up to $150 million of its currently outstanding common shares from time to time at the discretion of management in open market and negotiated transactions.  The Trust repurchased 5,623,150 shares at an all-in cost of approximately $150 million, which represents an average purchase price of $26.70.  These shares are included as a reduction of partners’ equity.

11.  Cash Contributions

On February 28, 2002, the Trust entered into a transaction in which 560,380 common shares of beneficial interest of the Trust’s common shares were issued at $33.37 per share, resulting in net proceeds of $17.6 million to the Trust.  Related to this offering, Salomon Smith Barney deposited 260,710 shares into The Equity Focus Trust REIT Portfolio Series, 2002-A, a newly formed unit investment trust, and 299,670 shares were deposited into Cohen & Steers Quality Income Realty Fund, Inc.  Pursuant to the partnership agreement, the Trust contributed the net proceeds of the foregoing transactions to CRLP in exchange for units of general partnership interest in CRLP.  Subsequently, CRLP used the net proceeds to repay a portion of the outstanding balance on CRLP’s unsecured line of credit.

During June 2001, CRLP issued 2,000,000 preferred units of beneficial interest (Series C Preferred Units).  The Series C Preferred Units pay a quarterly dividend at 9.25% per annum and may be redeemed by CRLP on or after June 19, 2006.  The Series C Preferred Units have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of CRLP.  The Series C Preferred Units have a liquidation preference of $25.00 per unit.  The net proceeds of the offering were approximately $48.1 million and were used to repay outstanding balances under CRLP’s unsecured line of credit.

During January 2000, CRLP initiated and completed an Executive Unit Purchase Program (Unit Purchase Program), in which the Board of Trustees and certain members of the Trust’s management were able to purchase 425,925 units of CRLP.  Under the Unit Purchase Program, the Board of Trustees and the members of management obtained full-recourse personal loans from an unrelated financial institution, in order to purchase the Units.  The Units are pledged as collateral against the loans.  In addition, CRLP has provided a guarantee to the unrelated financial institution for the personal loans.  The value of the Units purchased under the Unit Purchase Program was approximately $10 million.

12.  Share Option and Restricted Share Plans

In September 1993, the Trust adopted an Employee Share Option and Restricted Share Plan (the Employee Plan) designed to attract, retain, and motivate executive officers of the Trust and other key employees.  The Employee Plan, as amended in April 1998, authorizes the issuance of up to 3,200,000 common shares of beneficial interest (as increased from time to time to equal 10% of the number of common shares and CRLP units outstanding) pursuant to options or restricted shares granted or issued under this plan, provided that no more than 750,000 restricted shares may be issued.  In connection with the grant of options under the Employee Plan, the Executive Compensation Committee of the Board of Trustees of the Trust determines the option exercise period and any vesting requirements.  The Trust issued 62,595, 16,559, and 25,395 restricted shares under the Employee Plan during 2002, 2001, and 2002, respectively.  The value of outstanding restricted shares is being charged to compensation expense based upon the earlier of satisfying the vesting period (2-8 years) or satisfying certain performance targets.

In September 1993, the Trust also adopted a Trustee Share Option Plan (the Trustee Plan).  The Trustee Plan, as amended in April 1997, authorizes the issuance of up to 500,000 options to purchase common shares of beneficial interest.  In April 1997, the Trust also adopted a Non-Employee Trustee Share Plan (Share Plan).  The Share Plan permits non-employee trustees of the Trust to elect to receive common shares in lieu of all or a portion of their annual trustee fees, board fees and committee fees.  The Share Plan authorizes the issuance of 50,000 common shares under the Plan.  The Trust issued 4,323 common shares pursuant to the Share Plan during 2002.  In October 1997 the Trust adopted an Employee Share Purchase Plan (Purchase Plan).  The Purchase Plan permits eligible employees of the Trust, through payroll deductions, to purchase common shares at a 5% discount to the market price.  The Purchase Plan has no limit on the number of common shares that may be issued under the plan.  The Trust issued 1,415 common shares pursuant to the Purchase Plan during 2002.

The Trust applies Accounting Principles Board Opinion 25 (APB 25) and related Interpretations in accounting for its plans.  In accordance with APB 25, no compensation expense has been recognized for its stock option plans.  Had compensation expense for the Trust’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods prescribed in SFAS No. 123, Accounting for Stock-Based Compensation, CRLP’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	For the Year Ending December 31,
	(in thousands, except per share data)
	2002	2001	2000
Net income available to common unitholders:
As reported	$86,468	$64,119	$59,312
Pro forma	$86,008	$63,850	$59,098
Net income per share – basic:
As reported	$2.61	$2.00	$1.82
Pro forma	$2.59	$2.00	$1.81

Net income per share – diluted:
As reported	$2.59	$2.00	$1.82
Pro forma	$2.57	$1.99	$1.81

The Trust uses the Black-Scholes pricing model to calculate the fair values of the options awarded, which are included in the pro forma results above.  The following assumptions were used to derive the fair values: a 10-year option term; an annualized volatility rate of 19.59%, 13.84%, and 14.56% for 2002, 2001, and 2000, respectively; a risk-free rate of return of 4.33%, 5.38%, and 5.09% for 2002, 2001, and 2000, respectively; and a dividend yield of 7.63%, 8.67%, and 8.19% for 2002, 2001, and 2000, respectively.

For all employee stock options granted on or after January 1, 2003, in accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123, the Trust has elected to adopt the accounting provisions of SFAS No. 123 under the prospective method.  The prospective method allows the Trust to apply the recognition provisions of SFAS No. 123 to all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied.

Option activity under both the Employee Plan and the Trustee Plan combined is presented in the table below:

		Options Outstanding
	Shares Available for future Option Grant	Shares	Weighted- average Price per Share

Balance, December 31, 1999	3,046,609	610,961	$27.046
Options granted	(226,460)	226,460	$24.242
Options terminated	35,992	(35,992)	$26.944
Options exercised		(3,333)	$24.625

Balance, December 31, 2000	2,856,141	798,096	$26.261
Options granted	(482,118)	482,118	$26.880
Options terminated	16,065	(16,065)	$26.552
Options exercised		(45,185)	$24.654

Balance, December 31, 2001	2,390,088	1,218,964	$26.604
Options granted	(585,620)	585,620	$32.617
Options terminated	32,076	(32,076)	$29.121
Options exercised		(231,238)	$26.283

Balance, December 31, 2002	1,836,544	1,541,270	$28.882

All options granted to date have a term of ten years and may be exercised in equal installments, based on a 3-5 year vesting schedule, of the total number of options issued to any individual on each of the applicable 3-5 year anniversary dates of the grant of the option.  The balance of options that are exercisable total 396,052, 492,980, and 385,931 at December 31, 2002, 2001, and 2000, respectively.

13.  Employee Benefits

Employees of CRLP hired prior to January 1, 2002 participate in a noncontributory defined benefit pension plan designed to cover substantially all employees.  Pension expense includes service and interest costs adjusted by actual earnings on plan assets and amortization of prior service cost and the transition amount.  The benefits provided by this plan are based on years of service and the employee’s final average compensation.  CRLP’s policy is to fund the minimum required contribution under ERISA and the Internal Revenue Code.

The table below presents a summary of pension plan status as of December 31, 2002 and 2001, as it relates to the employees of CRLP.

(amounts in thousands)	2002	2001
Actuarial present value of accumulated benefit obligation including vested benefits of $4,677 and $3,101 at December 31, 2002 and 2001, respectively	$5,589	$3,826
Actuarial present value of projected benefit obligations at year end	$7,605	$6,062
Fair value of assets at year end	$3,970	$4,063
Accrued pension cost	$2,385	$2,077
Net pension cost for the year	$724	$829

Actuarial assumptions used in determining the actuarial present value of accumulated benefit obligations at January 1, 2002, are as follows:

	2002	2001
Weighted-average interest rate	6.50%	7.25%
Increase in future compensation levels	4.00%	4.00%

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

14.  Leasing Operations

CRLP is in the business of leasing and managing multifamily, office, and retail property.  For properties owned by CRLP, minimum rentals due in future periods under noncancelable operating leases extending beyond one year at December 31, 2002, are as follows:

(in thousands)
2003	$180,796
2004	166,039
2005	141,920
2006	116,623
2007	89,163
Thereafter	285,586
$980,127

The noncancelable leases are with tenants engaged in retail and office operations in Alabama, Georgia, Florida, North Carolina, South Carolina, Tennessee, Texas, and Virginia.  Performance in accordance with the lease terms is in part dependent upon the economic conditions of the respective areas.  No additional credit risk exposure relating to the leasing arrangements exists beyond the accounts receivable amounts shown in the December 31, 2002 balance sheet.  Leases with tenants in multifamily properties are generally for one year or less and are thus excluded from the above table.  Substantially all of CRLP’s land, buildings, and equipment represent property leased under the above and other short-term leasing arrangements.

Rental income for 2002, 2001, and 2000 includes percentage rent of $3.5 million, $3.6 million, and $5.7 million, respectively.  This rental income was earned when certain retail tenants attained sales volumes specified in their respective lease agreements.

15.  Guarantees and Other Arrangements

During January 2000, CRLP initiated and completed an Executive Unit Purchase Program (Unit Purchase Program), in which the Board of Trustees and certain members of CRLP’s management were able to purchase 425,925 Units of CRLP.  Under the Unit Purchase Program, the Board of Trustees and the members of management obtained full-recourse personal loans from an unrelated financial institution, in order to purchase the Units.  The Units, which have a market value of approximately $13.8 million at December 31, 2002, are pledged as collateral against the loans.  CRLP has provided a guarantee to the unrelated financial institution for the personal loans, which mature in January 2005.  The value of the Units purchased under the Unit Purchase Program was approximately $10.0 million.  At December 31, 2002, no liability was recorded on CRLP’s books for the guarantee.

In August 2001, CRLP entered into an agreement to provide services to an unrelated third party in connection with the third party’s development of a $30.0 million multi-family property in North Carolina.  CRLP was engaged to serve as development consultant and leasing and management agent for this property.  In addition, for a fee, CRLP is serving as a guarantor for a $3.3 million working capital loan obtained by the three principals of the third party entity, which loan is primarily collateralized jointly and severally by the personal assets of the borrowers, and matures in August 2003.  At December 31, 2002, no liability was recorded on CRLP’s books for the guarantee.  CRLP has a right of first refusal to purchase the property should the third party elect to sell.  Over the term of the agreement, CRLP expects to earn market fees for its services.

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

During December 2002, CRLP entered into an agreement with an unrelated third party in connection with the third party’s development of a $23.5 million multi-family property in Tampa, Florida.  CRLP has agreed to loan approximately $4.0 million, which represents 17.0% of the development costs to the third party during the development of the property.  Under the agreement, the balance of the loan matures in December 2007.  At December 31, 2002, no amount had been funded to the unrelated third party and CRLP has no liability recorded on its books for the potential loan amount.  CRLP has a right of first refusal to purchase the property should the third party elect to sell.

During December 2002, CRLP sold 90% of its interest in Colonial Promenade Hoover for a total sales price of $20.5 million, and formed the Highway 150 LLC, in which CRLP maintains 10% ownership and manages the property.  In connection with the formation of the Highway 150 LLC, CRLP executed a guaranty, pursuant to which CRLP would serve as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property.  CRLP’s maximum guarantee of $1.0 million may be requested by the lender, only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted.  At December 31, 2002, the total amount of debt of the joint venture was approximately $17.8 million and matures in December 2012.  At December 31, 2002, no liability was recorded on CRLP’s books for the guarantee.

In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness of CRLP totaling $27.3 million at December 31, 2002.  The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets.  These individuals have not been indemnified by CRLP.  Additionally, certain unitholders of CRLP and trustees of the Trust have guaranteed indebtedness of CRLP totaling $0.5 million at December 31, 2002.  CRLP has indemnified these individuals from their guarantees of this indebtedness.

16.  Related Party Transactions

CRLP has used affiliated construction companies to manage and oversee certain of its development, re-development and expansion projects.  The affiliated construction companies utilized by CRLP are headquartered in Alabama and have completed numerous projects within the Sunbelt region of the United States.  Through the use of market survey data, CRLP negotiates the contract price of each development, re-development or expansion project with the affiliated construction companies and presents each project to the Trust’s Management Committee for review and approval.  Upon approval by the Management Committee, the Management Committee presents each project to the independent members of the Executive Committee of the Board of Trustees for final approval.

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

In March 2002, CPSI acquired a 20% interest in three aircraft from NRH Enterprises, L.L.C., (NRH) an entity in which Mr. Harold Ripps (trustee) indirectly has an approximate 33% interest, for approximately $1.4 million.  Additionally, CPSI entered into a joint ownership agreement with the other owners of the aircraft, including NRH, under which CPSI pays NRH, as agent for all of the owners of the aircraft, a monthly fee of $10,000, plus $1,400 per hour of the Trust’s  flight time, to cover the operating expenses of the aircraft.  Further, CPSI entered into an aircraft services agreement with MEDJET Assistance, L.L.C., (MEDJET) an entity in which Mr. Ripps indirectly has an approximate 40% interest.  Under this agreement, CPSI is obligated to pay a monthly fee of $5,000 to MEDJET for managing the use, maintenance, storage, and supervision of the aircraft.  NRH pays this $5,000 monthly fee to MEDJET, on behalf of CPSI, from the $10,000 monthly fee referred to above.  During 2002, CPSI paid approximately $254,000 to NRH for usage and service of the aircraft under the above agreements.

In July 2002, CRLP acquired three single family homes located in Montgomery, Alabama, from Lowder New Homes, Inc., an entity owned by TCC, for a total purchase price of approximately $0.5 million, which will be operated as rental property.  The homes were purchased as part of a corporate rental program for an automobile manufacturer that is building a manufacturing plant near Montgomery, Alabama.  Under the corporate rental program, executives of the automobile manufacturer will rent the homes from CRLP for an initial term of three years, with the option to extend the lease, and have agreed to lease additional multifamily units at Colonial Grand at Promenade located in Montgomery, Alabama.  The homes were funded through CRLP’s unsecured line of credit.

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

17.  Subsequent Events

Distribution

On January 18, 2003, the Board of Trustees declared a cash distribution to partners of CRLP in the amount of $.665 per partnership unit, totaling $22.4 million.  The distribution was made to partners of record as of January 31, 2003, and was paid on February 7, 2003.

Dispositions

On February 28, 2003, CRLP sold Colonial Promenade Bardmoor, a 152,667 square foot retail asset located in St. Petersburg, Florida.  The total sales price was $17.1 million, which was used to repay a portion of the borrowings under CRLP’s unsecured line of credit and to support CRLP’s investment activities.

Additionally, CRLP sold a 176-unit multifamily apartment complex located in Tampa, Florida for a total sales price of $13.8 million during the first quarter of 2003 and one property in the third quarter of 2003, a 28,250 office asset located within the International Park office complex located in Birmingham, Alabama for a total sales price of $3.0 million.  See Note 3 for further discussion.

18.  Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2002 and 2001:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2002
Revenues	$77,750	$79,109	$81,121	$87,738
Income from continuing operations	25,124	38,222	17,399	21,707
Income from discontinued operations	615	680	6,583	576
Net income	25,739	38,902	23,982	22,283
Preferred dividends	(6,109)	(6,109)	(6,109)	(6,109)
Net income available to common unitholders	19,630	32,793	17,873	16,172

Net income per share:
Basic	$0.60	$0.99	$0.53	$0.48
Diluted	$0.60	$0.98	$0.53	$0.48

Weighted average common units outstanding:
Basic	32,526	33,169	33,426	33,544
Diluted	32,744	33,488	33,709	33,771

2001

Revenues	$74,134	$75,965	$77,444	$82,761
Income from continuing operations	12,993	15,186	23,399	32,387
Income from discontinued operations	515	601	575	743
Net income	13,508	15,787	23,974	33,130
Distributions to preferred unitholders	(4,953)	(5,094)	(6,109)	(6,124)
Net income available to common unitholders	8,555	10,693	17,865	27,006

Net income per share:
Basic	$0.27	$0.33	$0.56	$0.84
Diluted	$0.27	$0.33	$0.56	$0.84

Weighted average common units outstanding:
Basic	31,981	31,984	31,994	32,062
Diluted	32,022	32,106	32,139	32,214

Report of Independent Accountants

To the Board of Trustees
of Colonial Properties Trust:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Colonial Realty Limited Partnership (the “Company”) at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets.”

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama
January 17, 2003, except for Notes 3 and 17, as
to which the date is September 13, 2003

Item 9.                                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.                            Directors and Executive Officers of the Registrant.

We are managed by the Trust, the general partner of CRLP.  The trustees of the Trust are as follows:

Thomas H. Lowder, 53, has been a trustee of the Trust since 1993.  He has served as the Trust’s chairman of the board, president and chief executive officer since July 1993. Mr. Lowder became President of Colonial Properties, Inc., the Trust’s predecessor, in 1976, and since that time has been actively engaged in the acquisition, development, management, leasing and sale of multifamily, office and retail properties for the Trust.  Mr. Lowder’s most recent board appointment was his election to the National Association of Real Estate Investment Trust (NAREIT) Board in June 1999.  He presently serves on the board of directors of Community Foundation of Greater Birmingham, United Way of Central Alabama, Children’s Hospital, Birmingham Southern College, and Crippled Children’s Foundation.  Mr. Lowder is a member of the executive committee of the Board of Trustees.  Mr. Lowder is the brother of James K. Lowder, one of our trustees.

Carl F. Bailey, 72, has been a trustee of the Trust since 1993.  From 1995 to 2002, Mr. Bailey served as President of BDI, a marketing and distribution company.  Prior to 1995, Mr. Bailey was co-chairman of BellSouth Telecommunications, Inc., a telecommunication company, and chairman and chief executive officer of South Central Bell Telephone Company, a telecommunication company.  From 1952 to 1992, he worked for Southern Bell and South Central Bell in a number of capacities, including as president and a member of the board of directors from 1982 until 1992.  Mr. Bailey is chairman of TekQuest, Inc., a manufacturing company, and a member of the board of directors of SouthTrust Corporation, a financial services corporation.  Mr. Bailey also serves on the board of trustees of Birmingham Southern College.  Mr. Bailey is chairman of the audit committee, and is a member of the executive committee and nominating and corporate governance committee of the board of trustees.

M. Miller Gorrie, 67, has been a trustee of the Trust since 1993.  Since 1995, Mr. Gorrie has served as chairman of the board and chief executive officer of Brasfield & Gorrie, L.L.C., a regional general contracting firm located in Birmingham, Alabama that is ranked 24th in the ENR’s “Top 50 Domestic General Contractors”.  He currently serves on the boards of ACIPCO, the Metropolitan Development Board, Economic Development Partnership of Alabama, the Alabama Symphony Orchestra and the University of Alabama at Birmingham Civil Engineer Advisory Board.  In the past he has served as a director of AmSouth Bank, Baptist Hospital Foundation, the Southern Research Institute, United Way of Central Alabama, the Associated General Contractors, Alabama Chamber of Commerce, the Building Science Advisory Board of Auburn University, and the Business Council of Alabama.  Mr. Gorrie is chairman of the executive committee and is a member of the executive compensation committee of the board of trustees.

William M. Johnson, 56, has been a trustee of the Trust since 1997.  Since 1978, Mr. Johnson has been chief executive officer and founder of Johnson Development Company, a real estate development, construction and management firm in the Atlanta, Georgia area.  Mr. Johnson directed the development, leasing and management of 1.2 million square feet of office, warehouse, retail and hotel space having a value in excess of $117 million, including seven office buildings and retail properties that we acquired from Mr. Johnson in 1997.  Mr. Johnson is a member of the board of trustees of Asbury Theological Seminary, a member of the Board of Directors of Reach Out Youth Solutions, and is International Director of the World Parish Ministries.  Mr. Johnson also serves as a strategic planning advisor for several para-church ministries.  In 1999, Mr. Johnson established a family foundation that provides financial assistance to twenty-eight local, national and international ministries.  Mr. Johnson is a member of the executive compensation committee and executive committee of the board of trustees.

James K. Lowder, 53, has been a trustee of the Trust since 1993.  Since 1995, Mr. Lowder has served as chairman of the board of The Colonial Company, chairman of the board of Lowder Construction Company, Inc., Lowder New Homes, Inc., Colonial Insurance Agency, Inc., Lowder Realty Company, Inc., Colonial Commercial Development, Inc., Colonial Homes, Inc., American Colonial Insurance Company, Colonial Commercial Realty, Inc. and Colonial Commercial Investments, Inc.  He is a member of the Home Builders Association of Alabama, the Greater Montgomery Home Builders Association and the board of directors of Alabama Power Company.  Mr. Lowder is a member of the executive compensation committee of the board of trustees.  Mr. Lowder is the brother of Thomas H. Lowder, the Trust’s chairman of the board, president and chief executive officer.

Herbert A. Meisler, 75, has been a trustee of the Trust since 1995.  Since 1964, Mr. Meisler has been President of The Rime Companies, a real estate development, construction and management firm specializing in the development of multifamily properties that he formed with Mr. Ripps.  While with The Rime Companies, Mr. Meisler oversaw the development and construction of approximately 15,000 multifamily apartment units in the Southeastern United States.  He currently serves on the board of directors of the Community Foundation of South Alabama and the Mobile Airport Authority and was Philanthropist of the Year in Mobile, Alabama.  He is a past director of the Alabama Eye and Tissue Bank and past president of the Mobile Jewish Welfare Fund.  Mr. Meisler is a member of the executive compensation committee and the audit committee of the board of trustees.  Mr. Meisler is the brother-in-law of Mr. Ripps.

Claude B. Nielsen, 52, has been a trustee of the Trust since 1993.  Since 1990, Mr. Nielsen has been president of Coca-Cola Bottling Company United, Inc., headquartered in Birmingham, Alabama.  He also has served as chief executive officer of Coca-Cola Bottling Company United, Inc. since 1991 and served as chief operating officer from 1990 to 1991.  Prior to 1990, Mr. Nielsen served as president of Birmingham Coca-Cola Bottling Company.  Mr. Nielsen is on the board of directors of AmSouth Bank Corporation and also serves as a board member of the Birmingham Airport Authority.  Mr. Nielsen is chairman of the executive compensation committee, and a member of the executive committee, and nominating and corporate governance committee of the board of trustees.

Harold W. Ripps, 64, has been a trustee of the Trust since 1995.  Since 1969, he has been Chief Executive Officer of The Rime Companies, a real estate development, construction and management firm specializing in the development of multifamily properties that he formed with Herbert A. Meisler, another member of our board of trustees.  While with The Rime Companies, Mr. Ripps oversaw the development and construction of approximately 15,000 multifamily apartment units in the southeastern United States.  He is a member of the executive committee of the Birmingham Council of Boy Scouts of America, the board of trustees of The Bank, a commercial bank, Birmingham Southern College and the President’s Council of the University of Alabama in Birmingham.  Mr. Ripps is a member of the executive committee of the board of trustees.  Mr. Ripps is the brother-in-law of Mr. Herbert A. Meisler, one of our trustees.

Donald T. Senterfitt, 83, has been a trustee of the Trust since 1993.  Since May 2000, Mr. Senterfitt has served as chairman of the board of directors of Colonial Bank, Central Florida.  From 1991 to 2000, Mr. Senterfitt served as president and chief executive officer of the Pilot Group, LC, a consulting company.  He is a former director and vice chairman of SunTrust Banks, Inc., a multi-state bank holding company.  From 1985 to 1986, he served as president of the American Bankers Association, and from 1958 to 1980 he served as general counsel to the Florida Bankers Association.  Mr. Senterfitt is a member and a 1997 Laureate of the Mid-Florida Business Hall of Fame and a member of the President’s Council of the University of Florida.  He is the recipient of the Distinguished Alumnus Award from both his undergraduate school, Carson-Newman College and his graduate school, the University of Florida.  Mr. Senterfitt is a member of the board of directors of CITE, Inc., the Center for Independence, Technology and Education, a non-profit organization which serves the needs of blind, visually handicapped and multi-handicapped children and adults, and served as its president for three years.  Mr. Senterfitt is chairman of the nominating and corporate governance committee and is a member of the audit committee of the board of trustees.

Executive Officers of the Trust

The following is a biographical summary of the executive officers of the Trust:

Thomas H. Lowder, 53, has been a trustee of the Trust since 1993.  He has served as the Trust’s Chairman of the Board, President and Chief Executive Officer since July 1993. Mr. Lowder became president of Colonial Properties, Inc., the Trust’s predecessor, in 1976, and since that time has been actively engaged in the acquisition, development, management, leasing and sale of multifamily, office and retail properties for the Trust.  Mr. Lowder’s most recent board appointment was his election to the National Association of Real Estate Investment Trust (NAREIT) Board in June 1999.  He presently serves on the board of directors of Community Foundation of Greater Birmingham, United Way of Central Alabama, Children’s Hospital, Birmingham Southern College, and Crippled Children’s Foundation.  Mr. Lowder is a member of the executive committee of the board of trustees.  Mr. Lowder is the brother of James K. Lowder, one of the Trust’s trustees.

C. Reynolds Thompson, III, 40, has been the Trust’s Chief Operating Officer since September 1999, and is responsible for the Multifamily, Office, Retail and Mixed-Use divisions. Mr. Thompson oversees the management, acquisition, leasing and development of properties within its three operating divisions and development in the mixed-use division. Prior to his appointment as Chief Operating Officer, Mr. Thompson was Chief Investment Officer, responsible for investment strategies, market research, due diligence, mergers and acquisitions, joint venture development and cross-divisional acquisitions. Prior to his position as Chief Investment Officer, Thompson served as Executive Vice President—Office Division, with responsibility for management of all office properties owned and/or managed by us, from May 1997 to May 1998. Mr. Thompson joined the Trust in February 1997 as Senior Vice President—Office Acquisitions, with responsibility for all acquisitions of office properties. Prior to joining the Trust, Thompson worked for CarrAmerica Realty Corporation in office building acquisitions and due diligence. His fourteen-year real estate background includes acquisitions, development, leasing, and management of office properties in the south. Mr. Thompson is a member of the Executive Committee of the Metropolitan Development Board, an active member of the National Association of Industrial and Office Parks, and he serves on the Board of Trustees for the Alabama Real Estate Research and Education Center. Thompson holds a Bachelor of Science Degree from Washington and Lee University.

Howard B. Nelson, Jr., 55, has been the Trust’s Chief Financial Officer since May 1997 and is responsible for financing matters. Mr. Nelson was the Trust’s Senior Vice President and Chief Operating Officer, with responsibility for the day-to-day management, from September 1993 to May 1997. He joined the Trust in 1984 as Vice President and became Senior Vice President - Finance in 1987. Nelson presently serves on the Birmingham-Southern College Edward Lee Norton Board of Advisors for Management and Professional Education, the College of Business Advisory Council of Auburn University and the Business Council of Alabama’s Progress PAC Board of Directors. Mr. Nelson has served in the past on the Accounting and Technology committee of the Real Estate Roundtable, as treasurer, vice president, president and board member of the Birmingham Chapter of the National Association of Industrial and Office Parks (NAIOP) and on the Board of Directors of the Children’s Harbor Family Center.  Mr. Nelson holds a Bachelor of Science Degree from Auburn University.

John P. Rigrish, 54, has been the Trust’s Chief Administrative Officer since 1998, and is responsible for the supervision of Accounting Operations, Information Technology, Human Resources and Employee Services. Prior to joining the Trust, Mr. Rigrish worked for BellSouth Corporation in Corporate Administration and Services. Mr. Rigrish holds a Bachelor of Science degree from Samford University and did his postgraduate study at Birmingham-Southern College. He served on the Edward Lee Norton Board of Advisors for Management and Professional Education at Birmingham-Southern College and the Board of Directors of Senior Citizens, Inc. in Nashville, Tennessee.

Paul F. Earle, 44, has been the Trust’s Executive Vice-President–Multifamily Division since May 1997, and is responsible for management of all multifamily properties we own and/or manage.  He joined the Trust in 1991 and has served as Vice President – Acquisitions, as well as Senior Vice President – Multifamily Division. Mr. Earle serves as Chairman of the Alabama Multifamily Council and is an active member of the National Apartment Association. He also serves as President of the Board of Directors of Big Brother/Big Sisters and is a Board member of the National Multifamily Housing Council. Before joining the Trust, Mr. Earle was the President and Chief Operating Officer of American Residential Management, Inc., Executive Vice President of Great Atlantic Management, Inc. and Senior Vice President of Balcor Property Management, Inc.

Daryl K. Mangan, 59, has been the Trust’s Executive Vice President – Retail Division since December 2001 and is responsible for all aspects of the Trust’s retail portfolio. His thirty-year real estate background includes acquisitions, dispositions, development, leasing, and management of retail properties including his position as Executive Vice President at Equitable Real Estate Investment Management, Inc where he was responsible for the management of a $6 billion retail portfolio consisting of 75 regional malls and 40 other retail properties. Prior to joining the Trust, Mr. Mangan worked for Cole National as Vice President responsible for new store development for their 2,200-store optical division. Mr. Mangan also worked for Safeco Properties, Inc. as Senior Vice President responsible for its’ national shopping center portfolio and for Federated Department Stores, Inc as Senior Vice President responsible for all new store development for 15 retail divisions. Mr. Mangan is an active member of The International Council of Shopping Centers where he serves as chairman of the Design and Development Awards Program. Mr. Mangan holds a Bachelor of Arts Degree in Design and Industry as well as a Masters Degree in Business Administration from California State University at San Francisco.

John N. Hughey, 43, has been the Trust’s Executive Vice President–Retail Development Division since December 2001 and is responsible for all retail development.  He joined the Trust  in 1982 and assumed management responsibility for an increasing number of shopping centers until being named Senior Vice President – Retail Division in 1991 and was named Executive Vice President in May 1997.  Mr. Hughey served as the Alabama/Mississippi State Operations Chairman for the International Council of Shopping Centers from 1993-1995. He holds a Bachelor of Science Degree from Auburn University.

Charles A. McGehee, 56, has been the Trust’s Executive Vice President – Mixed-Use Development Division since September 1999 and is responsible for the Trust’s development of properties with mixed-use product types.  Mr. McGehee also oversees land acquisitions and dispositions.  From September 1993 to September 1999 Mr. McGehee was responsible for Land Acquisitions and Development, Brokerage and Dispositions for the Trust. From January 1990 to September 1993 Mr. McGehee was Senior Vice President – Office Division. He joined the Trust in 1976 as Vice President of Retail Leasing and was responsible for leasing all retail space owned and/or managed. Mr. McGehee has served as president and as a board member of the National Association of Industrial and Office Parks (NAIOP) and is a member of the Board of Directors of the Birmingham Area Board of Realtors. Mr. McGehee is currently on the Board of Trustees for the Birmingham Chamber of Commerce.  He holds a Bachelor of Science Degree from Auburn University.

Robert A. “Bo” Jackson, 48, has been the Trust’s Executive Vice President–-Office Division, and is responsible for management of all office properties we own and manage. Prior to joining the Trust, Mr. Jackson worked for Beacon Properties as a Vice President responsible for leasing performance, new office development and acquisitions throughout the Southeast. He has been involved in over 10 million square feet of Atlanta urban and suburban office development.  Mr. Jackson has received professional accolades from The Atlanta Board of Realtors, The Downtown Developers Group and The National Association of Industrial and Office Parks (NAIOP). Mr. Jackson is active member of NAIOP and an active member of the Urban Land Institute.  He is also a member of the Board of Directors of the Greater North Fulton Chamber of Commerce.  Mr. Jackson holds a Bachelor of Science Degree in Business Administration from the University of Delaware.

Kenneth E. Howell, 53, has been the Trust’s Senior Vice President-Chief Accounting Officer since August 1998 and is responsible for the supervision of accounting for all of the properties the Trust owns and/or manages.  Mr. Howell joined the Trust in 1981, and served as Controller for the Trust from 1986 through 1998.  From 1981 to 1986 he held the position of Assistant Controller of the Colonial Company, parent company of the then private Colonial Properties, Inc.  He serves on the Auburn University School of Accountancy Advisory Board.  Mr. Howell holds a Bachelor of Science Degree in Accounting and a minor in Finance from Auburn University.

Item 11.                            Executive Compensation.

The following table sets forth certain information concerning the annual and long-term compensation for the Trust’s chief executive officer and the Trust’s four other most highly compensated executive officers, whom we refer to as the named executive officers:

Summary of Compensation Table

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Other Annual Compensation	Restricted Share Awards ($) (1)	Securities Underlying Options (#) (+)	LTIP Payouts	All Other Compensation ($) (2)

Thomas H. Lowder Chairman of the Board President and Chief Executive	2002	$340,000	$—	$—	$215,790	75,500	—	$6,598
	2001	328,269	—	—	474,586	81,060	—	5,100
	2000	315,000	—	—	119,000	37,500	—	5,062

C. Reynolds Thompson, III Chief Operating Officer	2002	$300,000	$23,800	$—	$167,350	44,700	—	$6,338
	2001	271,884	111,720	—	214,988	47,988	—	5,100
	2000	248,000	40,000	—	—	20,000	—	5,100

Howard B. Nelson, Jr. Chief Financial Officer and Secretary	2002	$250,000	$—	$—	$98,505	33,200	—	$6,651
	2001	228,269	—	—	247,448	35,666	—	5,100
	2000	215,000	15,190	—	22,134	12,500	—	5,100

John N. Hughey Executive Vice President - Retail Development	2002	$210,000	$—	$—	$158,748	22,400	—	$6,388
	2001	200,000	—	—	103,114	23,994	—	3,803
	2000	200,000	—	—	17,024	22,520	—	5,100

Daryl K. Mangan (*) Executive Vice President - Retail Division	2002	$210,000	$—	$—	$158,748	22,400	—	$6,388
	2002	$225,000	$—	$—	$84,505	22,400	—	$563
	2001	17,308	—	—	—	—	—	—

+                 Options represent rights to purchase common shares of the Trust and are reported for the year in which they are received.  Options are granted after the end of the fiscal year in which they are earned.

*                 Mr. Mangan became the Trust’s Executive Vice President of the Retail Division on December 1, 2001.

(1)          The Trust’s incentive compensation plan permits officers to elect to receive all or part of their annual bonus in the form of restricted common shares of the Trust instead of cash.  Officers who elect to receive up to 50% of their bonus in restricted shares of the Trust receive shares having a market value on the issue date equal to 125% of the elected amount.  Officers who elect to receive more than 50% of their annual bonus in restricted shares receive shares having a market value on the issue date equal to 140% of the elected amount.  The value of the restricted share grants shown under the column titled “Restricted Share Awards” includes these restricted shares issued instead of cash bonus and other performance-based restricted share awards.  The following table shows, for each of 2002, 2001 and 2000 (a) the annual bonus that each of the Trust’s named executive officers was entitled to, (b) the percentage of annual bonus that each named executive officer elected to receive in the form of restricted common shares instead of cash, (c) the portion of the annual bonus that each named executive officer received in cash, and (d) the value of restricted common shares received instead of cash.  These restricted shares typically vest over 3 years, with 50% vesting on the first anniversary of the issue date and the remaining shares vesting in two equal installments on each of the second and third anniversaries of the issue date.

Name	Year	Bonus Amount	Percentage Deferred	Amount Paid in Cash	Value of Restricted Shares
Thomas H. Lowder	2002	$94,600	100%	$—	$132,440
	2001	275,000	100	—	385,000
	2000	85,000	100	—	119,000

C. Reynolds Thompson, III	2002	$83,800	72%	$23,800	$84,000
	2001	228,000	51	111,720	162,792
	2000	40,000	—	40,000	—

Howard B. Nelson, Jr.	2002	$52,500	100%	$—	$73,500
	2001	149,000	100	—	208,600
	2000	31,000	51	15,190	22,134

John N. Hughey	2002	$61,000	100%	$—	$85,400
	2001	55,000	100	—	77,000
	2000	12,160	100	—	17,024

Daryl K. Mangan	2002	$42,500	100%	$—	$59,500
	2001	N/A	N/A	N/A	N/A
	2000	N/A	N/A	N/A	N/A

In addition to the restricted shares of the Trust that each of the Trust’s named executive officers received instead of cash bonus, each of the Trust’s named executive officers received discretionary awards of restricted shares of the Trust in 2002 and 2001.  The following table shows the number and value of these restricted shares awarded for each of 2002, 2001 and 2000 for each of the Trust’s named executive officers.  The 2002 restricted shares, granted in 2003, vest over three years in equal installments and the 2001 performance-based restricted shares, granted in 2002, vest in 8 years but are subject to accelerated vesting based on the Trust’s  performance.

Name	Year	Number of Restricted Shares	Value of Restricted Share Awards
Thomas H. Lowder	2002	2,500	$83,350
	2001	2,765	89,586
	2000	—	—

C. Reynolds Thompson, III	2002	2,500	$83,350
	2001	1,611	52,196
	2000	—	—

Howard B. Nelson, Jr.	2002	750	$25,005
	2001	1,199	38,848
	2000	—	—

John N. Hughey	2002	2,200	$73,348
	2001	806	26,114
	2000	—	—

Daryl K. Mangan	2002	750	$25,005
	2001	N/A	N/A
	2000	N/A	N/A

The number and value of the aggregate restricted share holdings of each of the Trust’s named executive officers at December 31, 2002 were as follows:

Name	Number of Restricted Shares	Value of Restricted Share Awards
Thomas H. Lowder	18,650	$632,981
C. Reynolds Thompson, III	7,147	242,569
Howard B. Nelson, Jr.	9,183	306,161
John N. Hughey	3,776	128,157
Daryl K. Mangan	—	—

Dividends are paid on restricted shares at the same rate paid to all other holders of common shares.

(2)     Other Compensation consists of the Trust’s  contributions to the 401(k) plan on behalf of each of the Trust’s named executive officers and the Trust’s  payment of premiums for long-term care polices as follows:

Name	Year	401(k) Contribution	Long-term Care Insurance	Total All Other Compensation
Thomas H. Lowder	2002	$5,500	$1,098	$6,598
	2001	5,100	—	5,100
	2000	5,062	—	5,062

C. Reynolds Thompson, III	2002	$5,500	$838	$6,338
	2001	5,100	—	5,100
	2000	5,100	—	5,100

Howard B. Nelson, Jr.	2002	$5,500	$1,150	$6,651
	2001	5,100	—	5,100
	2000	5,00	—	5,100

John N. Hughey	2002	$5,500	$888	$6,388
	2001	3,803	—	3,808
	2000	5,100	—	5,100

Daryl K. Mangan	2002	$563	$—	$563
	2001	N/A	N/A	N/A
	2000	N/A	N/A	N/A

The following table sets forth certain information relating to options to purchase common shares of the Trust granted to the Trust’s named executive officers during 2002.

Option Grants in Last Fiscal Year

	Individual Grants
Name	Number of Securities Underlying Options Granted (#) (1)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Grant Date Present Value ($) (2)

Thomas H. Lowder	81,060	18.3%	$32.40	1/18/2012	$132,938

C. Reynolds Thompson, III	47,988	10.9%	32.40	1/18/2012	78,700

Howard B. Nelson, Jr.	35,666	8.1%	32.40	1/18/2012	58,492

John N. Hughey	23,994	5.4%	32.40	1/18/2012	39,350

Daryl K. Mangan	—	—	—	—	—

(1)          All options granted in 2002 become exercisable in five equal annual installments beginning on the first anniversary of the date of grant and have a term of ten years.  This table does not include options granted in 2003 based on 2002 performance.

(2)          The Black-Scholes option-pricing model was chosen to estimate the value of the options set forth in this table.  The use of this model should not be construed as an endorsement of its accuracy of valuing options.  All option valuation models, including the Black-Scholes model, require a prediction about the future movement of the share price.  The following assumptions were made for the purposes of calculating the option value:  an option term of 10 years, volatility of 16.50%, dividend yield at 7.70%, and interest rate of 1.23%.  The real value of the options to purchase common shares in this table depends upon the actual performance of the Trust’s  common shares, the option holder’s continued employment throughout the option period, and the date on which the options are exercised.

The following table sets forth certain information concerning option exercises during 2002 and unexercised options to purchase common shares of the Trust held by the Trust’s named executive officers at December 31, 2002:

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options at December 31, 2002(#)		Value of Unexercised In-the-Money Options at December 31, 2002($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable

Thomas H. Lowder	—	$—	139,725	183,620	$846,419	$559,433

C. Reynolds Thompson, III	26,862	189,738	2,520	102,183	5,304	487,769

Howard B. Nelson, Jr.	24,130	182,825	15,000	72,353	53,475	332,236

John N. Hughey	9,535	82,662	20,003	53,294	131,299	258,724

Daryl K. Mangan	—	—	—	—	—	—

(1)          Based on the closing price of $33.94 per common share of the Trust on December 31, 2002.  An option is “in-the-money” if the fair market value of the common shares subject to the option exceeds the option exercise price.

Equity Compensation Plans

The following table summarizes information, as of December 31, 2002, relating to the Trust’s equity compensation plans pursuant to which options to purchase the Trust’s common shares and the Trust’s restricted common shares may be granted from time to time.

Plan Category	Number of securitieis to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,621,786	(2)	$28.88	(3)	1,756,028

Equity compensation plans not approved by security holders	—		—		—

Total	1,621,786		$28.88		1,756,028

(1)          These plans include the Trust’s Employee Share Option and Restricted Share Plan, as amended in 1998, the Trust’s Non-Employee Trustee Share Plan, as amended in 1997, and the Trust’s Trustee Share Option Plan, as amended in 1997.

(2)          Includes 80,516 restricted units and performance-based restricted units to be exercised at December 31, 2002.

(3)          Weighted-average exercise price of outstanding options; excludes value of outstanding restricted shares of the Trust.

Defined Benefit Plan

The Trust maintains a retirement plan for all of CRLP’s employees hired before January 1, 2002.  An employee becomes eligible to participate in the plan on January 1 or July 1 following the first anniversary of his or her employment or when the person reaches age 21, whichever is later.  Benefits are based upon the number of years of service (maximum 25 years) and the average earnings of the participant’s during the five highest years of compensation during the final 10 years of employment.  Each participant accrues a benefit at a specified percentage of compensation up to the Social Security covered compensation level, and at a higher percentage of compensation above the social security covered compensation level.  A participant receives credit for a year of service for every year in which 1,000 hours are completed in employment.

The following table reflects estimated annual benefits payable upon retirement under the retirement plan as a single life annuity commencing at age 65.

Pension Plan Table

Remuneration	Years of Service
	5	10	15	20	25

$100,000	$7,600	$15,200	$22,800	$30,400	$38,000
$125,000	$9,500	$19,000	$28,500	$38,000	$47,500
$150,000	$11,400	$22,800	$34,200	$45,600	$57,000
$200,000 or over	$15,200	$30,400	$45,600	$60,800	$76,000

The benefits shown are limited by the current statutory limitations that restrict the amount of benefits that can be paid from a qualified retirement plan.  The statutory limit on compensation that may be recognized in calculating benefits is $200,000 for 2002 in accordance with Section 401(a)(7) of the Internal Revenue Code.  This limit is subject of cost-of living adjustments.

Covered compensation under the plan includes the employees’ base salary and other earnings received from CRLP.  Thomas H. Lowder has 28 years of covered service under the plan, Howard B. Nelson, Jr. has 18 years of service, C. Reynolds Thompson, III has 6 years of service, John N. Hughey has 20 years of service, and Daryl Mangan has 1 year of service.

Employment Agreement

Thomas H. Lowder, the Trust’s president and chief executive officer, entered into an employment agreement with the Trust in September 1993.  This agreement provides for an initial term of three years, with automatic renewals for successive one-year terms if neither party delivers notice of non-renewal at least six months prior to the next scheduled expiration date.  The agreement provides for annual compensation of at least $275,000 and incentive compensation on substantially the same terms as set forth in the description of the Annual Incentive Plan.  See “Report on Executive Compensation – Annual Incentive Plan.”  The agreement includes provisions restricting Mr. Lowder from competing with the Trust during employment and, except in certain circumstances, for two years after termination of employment.  In addition, in the event of disability or termination by the Trust without cause or by the employee with cause, the agreement provides that the Trust must pay Mr. Lowder the greater of (i) his base compensation and benefits for the remainder of the employment term or (ii) six months’ base compensation and benefits.

None of the Trust’s other named executive officers, or any of the Trust’s other executive officers, has an employment agreement with the Trust.

EXECUTIVE COMPENSATION COMMITTEE INTERLOCKS AND
INSIDER PARTICIPATION

The executive compensation committee was comprised of Messrs. Claude B. Nielsen, M. Miller Gorrie, William M. Johnson, James K. Lowder and Herbert A. Meisler during 2002.  None of these five members was our employee during 2002.  In addition, no interlocking relationship existed between these members and any member of any other company’s board of directors, board of trustees or compensation committee during that period.

However, Mr. J. Lowder is the brother of Mr. T. Lowder, the Trust’s chairman of the board, president and chief executive officer.  As described below, Messrs. Gorrie and J. Lowder, who are members of the executive compensation committee, own interests in certain entities that engaged in transactions with us during 2002.  These transactions were approved by a majority of the Trust’s independent trustees.

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

Brasfield & Gorrie General Contractors, Inc. (“B&G”), a corporation of which Mr. Gorrie is a shareholder and chairman of the board, was engaged to serve as construction manager for six office and retail development projects during 2002.  We paid B&G a total of $35.3 million during 2002, of which $32.1 million was then paid to unaffiliated subcontractors.  We had no outstanding construction invoices and retainage payable to B&G at December 31, 2002.

B&G invested $1.5 million through the Trust’s dividend reinvestment plan.  The dividend reinvestment plan allows for optional cash purchase once a month with a 5% discount.  A waiver is required for purchases over $25,000 per year.  We granted B & G a waiver for this investment.

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

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of Units as of February 28, 2003 for:

(1) each person known by CRLP to be the beneficial owner of more than five percent of the CRLP’s outstanding Units,

(2) each trustee of the Trust and each Named Executive Officer and

(3) the trustees and executive officers of the Trust as a group.

Each person named in the table has sole voting and investment power with respect to all Units shown as beneficially owned by such person, except as otherwise set forth in the notes to the table.  References in the table to “Units” are to units of limited partnership interest in the Operating Partnership.  The extent to which a person held common units of Beneficial interest of Colonial Properties Trust as of February 28, 2003, under the caption “Voting Securities and Principal Holders Thereof”, and is incorporated by reference in this Annual Report and shall be deemed a part hereof.  Unless otherwise provided in the table, the address of each beneficial owner is Colonial Plaza, Suite 750, 2101 Sixth Avenue North, Birmingham, Alabama 35203.

Name and Business Address of Beneficial Owner	Number of Units		Percent of Units (1)

Colonial Properties Trust	23,431,052		69.2%

Thomas H. Lowder	2,938,373	(2)	8.7%

James K. Lowder	1,925,397	(3)	5.7%
2000 Interstate Parkway
Suite 400
Montgomery, Alabama 36104

Carl F. Bailey	17,595		*

M. Miller Gorrie	266,523	(4)	*

William M. Johnson	628,786	(5)	1.9%

Herbert A. Meisler	619,034	(6)	1.8%

Claude B. Nielsen	17,595		*

Harold W. Ripps	1,925,975		5.7%

Donald T. Senterfitt	2,159		*

C. Reynolds Thompson, III	17,595		*

Howard B. Nelson, Jr.	17,595		*

John H. Hughey	17,595		*

Daryl K. Mangan	—		*

All executive officers and trustees as a group (19 persons)	7,106,936	(7)	21.0%

*                      Less than 1%

(1)               The number of units outstanding as of February 28, 2003 was 33,881,893.

(2)               Includes 466,521 Units owned by Thomas Lowder, 89,285 Units owned by Thomas Lowder Investments, LLC, 1,369,396 Units owned by CCI, 1,012,976 Units owned by EPJV and 195 Units held in trust for the benefit of Thomas Lowder’s children.  Units owned by CCI are reported twice in this table, once as beneficially owned by Thomas Lowder and again as beneficially owned by James Lowder.

(3)               Includes 466,521 Units owned by James Lowder, 89,285 Units owned by James Lowder Investments, LLC, 1,369,396 Units owned by CCI and 195 Units held in trust for the benefit of James Lowder’s children.

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

Item 13.                                                    Certain Relationships and Related Transactions.

During fiscal year 2002, we engaged in certain transactions with entities in which some of the Trust’s trustees and executive officers had a financial interest.  All but one of these transactions involved members of the executive compensation committee and are described above under the caption “Compensation Committee Interlocks and Insider Participation.” The additional transaction was approved by a majority of the Trust’s independent trustees and is described below.

In 2002, one of our subsidiaries acquired a 20% interest in three aircraft from NRH Enterprises, LLC (NRH) an entity in which Mr. Harold Ripps, one of the Trust’s trustees, owns a 33% interest, for approximately $1.4 million.  Additionally, the subsidiary entered into a joint ownership agreement with the other owners of the aircraft, including NRH, under which the subsidiary pays NRH, as agent for all of the owners of the aircraft, a monthly fee of $10,000, plus $1,400 per hour of our flight time to cover the operating expenses of the aircraft.  Further, the subsidiary entered into an aircraft services agreement with MEDJET Assistance, LLC (MEDJET), an entity in which Mr. Ripps owns a 40% interest.  Under this agreement, the subsidiary is obligated to pay a monthly fee of $5,000 to MEDJET for managing the use, maintenance, storage, and supervision of the aircraft.  NRH pays this $5,000 to MEDJET, on behalf of the subsidiary, from the $10,000 monthly fee referred to above.  During 2002, the subsidiary paid approximately $254,000 to NRH for usage and service of the aircraft under the above agreements.

Item 14.                                                    Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer of the Trust, of the design and operation of our disclosure controls and procedures as of December 31, 2002.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Trust concluded that our disclosure controls and procedures were effective as of December 31, 2002 for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2002 that may have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Consolidated Statements of Partner’s Equity for the years ended December 31, 2002, 2001 and 2000

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

15(a)(3)     Exhibits

(1) 3.1	Declaration of Trust of the Trust.
(1) 3.2	Bylaws of the Trust.
4.1	Indenture dated as of July 22, 1996, by and between Colonial Realty Limited Partnership and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company).
(7) 4.2	First Supplemental Indenture dated as of December 31, 1998, by and between Colonial Realty Limited Partnership and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company).
(8) 10.1	Third Amended and Restated Agreement of Limited Partnership of CRLP, as amended.
(4) 10.2.1	Registration Rights and Lock-Up Agreement dated September 29, 1993, among the Trust and the persons named therein.
(3) 10.2.2	Registration Rights and Lock-Up Agreement dated March 25, 1997, among the Trust and the persons named therein.
(3) 10.2.3	Registration Rights and Lock-Up Agreement dated November 4, 1994, among the Trust and the persons named therein.
(3) 10.2.4	Registration Rights and Lock-Up Agreement dated August 20, 1997, among the Trust and the persons named therein.
(3) 10.2.5	Registration Rights and Lock-Up Agreement dated November 1, 1997, among the Trust and the persons named therein.
(3) 10.2.6	Registration Rights and Lock-Up Agreement dated July 1, 1997, among the Trust and the persons named therein.
(3) 10.2.7	Registration Rights and Lock-Up Agreement dated July 1, 1996, among the Trust and the persons named therein.
(7) 10.2.8	Registration Rights Agreement dated February 23, 1999, among the Trust, Belcrest Realty Corporation, and Belair Real Estate Corporation.
(7) 10.2.9	Registration Rights and Lock-Up Agreement dated July 1, 1998, among the Trust and the persons named therein.
(7) 10.2.10	Registration Rights and Lock-Up Agreement dated July 31, 1997, among the Trust and the persons named therein.
(7) 10.2.11	Registration Rights and Lock-Up Agreement dated November 18, 1998, among the Trust and the persons named therein.
(7) 10.2.12	Registration Rights and Lock-Up Agreement dated December 29, 1994, among the Trust and the persons named therein.
(8) 10.2.13	Registration Rights and Lock-Up Agreement dated April 30, 1999, among the Trust and the persons named therein.
(4) (5) 10.6	Officers and Trustees Indemnification Agreement.
(4) 10.7	Partnership Agreement of the Management Partnership.
(2) 10.8	Articles of Incorporation of the Management Corporation, as amended.
(4) 10.9	Bylaws of the Management Corporation.
(6) 10.10

Credit Agreement between the Colonial Realty Limited Partnership and SouthTrust Bank, National Association, AmSouth Bank, Wells Fargo Bank, National Association, Wachovia Bank, N.A., First National Bank of Commerce, N.A., and PNC Bank, Ohio, National Association dated July 10, 1997, and related promissory notes.

(7) 10.11.1	Amendment to Credit Agreement dated July 10, 1998.
(7) 10.11.2	Second Amendment to Credit Agreement dated August 21, 1998.
(4) (5) 10.12	Annual Incentive Plan.
(8) 10.15	Executive Unit Purchase Program – Program Summary.
(8) 10.16	Form of Promissory Note.
(8) 10.17	Reimbursement Agreement dated January 25, 2000 between Colonial Realty

Limited Partnership and Employee Unit Purchase Plan participants.
12.1	Ratio of Earnings to Fixed Charges.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)               Incorporated by reference to the Trust’s Form 8-K dated November 5, 1997.

(2)               Incorporated by reference to the same titled and number exhibit in the Trust’s Annual Report on Form 10-K dated December 31, 1994.

(3)               Incorporated by reference to the same titled and number exhibit in the Trust’s Annual Report on Form 10-K dated December 31, 1997.

(4)               Incorporated by reference to the same titled and numbered exhibit in the Trust’s Registration Statement on Form S-11, No. 33-65954.

(5)               Management contract or compensatory plan required to be filed pursuant to Item 15(c) of Form 10-K.

(6)               Incorporated by reference to the same titled and number exhibit in the Trust’s Quarterly Report on Form 10-Q dated June 30, 1997.

(7)               Incorporated by reference to (i) Exhibit 10.13.1 as to the First Supplemental Indenture, and (ii) as to the remaining exhibits, the same titled and numbered exhibit in the Trust’s Annual Report on Form 10-K dated December 31, 1998.

(8)               Incorporated by reference to the same titled and numbered exhibit in the Trust’s Annual Report on Form 10-K dated December 31, 1999.

15(b)                                            Reports on Form 8-K

Reports on Form 8-K filed during the last quarter of 2002: None

15(c)                                            Exhibits

The list of Exhibits filed with this report is set forth in response to Item 15(a)(3).

15(d)                                            Financial Statements

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 10, 2003.

COLONIAL REALTY LIMITED PARTNERSHIP
a Delaware limited partnership
By: Colonial Properties Trust, its general partner

By:	/s/ Howard B. Nelson Jr.
Howard B. Nelson, Jr.
Chief Financial Officer

SCHEDULE III
COLONIAL REALTY LIMITED PARTNERSHIP
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2002

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Multifamily:
CG at Citrus Park	-0-	1,323,593	-0-	11,314,187	1,328,323	11,309,456	$12,637,780
CG at Cypress Crossing	-0-	8,781,859	-0-	12,741,309	2,125,136	19,398,032	$21,523,168
CG at Edgewater	21,541,461	1,540,000	12,671,606	13,668,719	2,602,325	25,278,000	$27,880,325
CG at Galleria	22,400,000	4,600,000	39,078,925	5,297,592	4,600,000	44,376,517	$48,976,517
CG at Galleria II	-0-	758,439	7,902,382	134,307	758,439	8,036,689	$8,795,128
CG at Galleria Woods	9,375,014	1,220,000	12,480,949	669,222	1,220,000	13,150,171	$14,370,171
CG at Heather Glen	-0-	3,800,000	-0-	30,874,797	4,134,235	30,540,563	$34,674,797
CG at Heathrow	-0-	2,560,661	17,612,990	751,562	2,560,661	18,364,552	$20,925,213
CG at Hunter’s Creek	30,135,196	33,264,022	-0-	1,080,626	5,308,112	29,036,536	$34,344,648
CG at Lakewood Ranch	-0-	2,320,442	-0-	19,927,999	2,148,814	20,099,627	$22,248,441
CG at Liberty Park	-0-	2,296,019	-0-	25,030,078	2,296,019	25,030,078	$27,326,096
CG at Madison	17,396,855	1,689,400	-0-	22,115,057	2,284,794	21,519,663	$23,804,457
CG at Natchez Trace	10,686,065	1,312,000	16,568,050	603,159	1,317,995	17,165,215	$18,483,209
CG at Promenade	22,471,660	1,479,352	-0-	27,074,508	1,748,879	26,804,981	$28,553,860
CG at Research Park	12,775,000	3,680,000	29,322,067	3,068,180	3,680,000	32,390,247	$36,070,247
CG at Reservoir	8,581,363	1,020,000	-0-	13,281,949	1,122,893	13,179,056	$14,301,949
CG at Riverchase	20,494,557	2,340,000	25,248,548	2,700,423	2,340,000	27,948,971	$30,288,971
Colonial Center Town Park	-0-	1,391,500	-0-	35,590,903	2,647,374	34,335,029	$36,982,403
CG at Wesleyan	-0-	720,000	12,760,587	6,987,021	1,404,780	19,062,828	$20,467,608
CV at Ashford Place	-0-	537,600	5,839,838	437,367	537,600	6,277,205	$6,814,805
CV at Ashley Plantation	24,414,040	1,160,000	11,284,785	14,805,254	2,215,490	25,034,549	$27,250,039
CV at Caledon Wood	-0-	2,100,000	19,482,210	838,787	2,108,949	20,312,049	$22,420,997
CV at Gainesville	26,602,227	3,360,000	24,173,649	5,035,688	3,361,850	29,207,487	$32,569,337
CV at Haverhill	-0-	1,771,000	17,869,452	2,660,945	1,771,000	20,530,397	$22,301,397
CV at Huntleigh Woods	-0-	745,600	4,908,990	1,246,240	745,600	6,155,230	$6,900,830
CV at Inverness	9,900,000	1,713,668	10,352,151	837,537	1,077,849	11,825,507	$12,903,356
CV at Inverness II/III/IV	-0-	635,819	5,927,265	8,803,608	1,859,142	13,507,550	$15,366,692
CV at Lake Mary	22,721,386	2,145,480	-0-	20,022,703	3,634,094	18,534,089	$22,168,183
CV at Timothy Woods	9,467,303	1,020,000	11,910,546	319,534	1,024,347	12,225,734	$13,250,080
CV at Town Park (Sarasota)	-0-	1,566,765	-0-	19,732,717	1,640,763	19,658,720	$21,299,482
CV at Trussville	16,847,090	1,504,000	18,800,253	1,451,857	1,510,409	20,245,701	$21,756,110
CV at Vernon Marsh	3,400,000	960,984	3,511,596	3,683,129	960,984	7,194,725	$8,155,709
CV at Walton Way	-0-	1,024,000	7,877,766	3,604,880	1,024,000	11,482,646	$12,506,646

Office:
250 Commerce Street	-0-	25,000	200,200	2,477,004	25,000	2,677,204	$2,702,204
901 Maitland Center	-0-	2,335,035	14,398,193	130,978	2,335,035	14,529,171	$16,864,206
AmSouth Center	-0-	764,961	-0-	20,215,623	764,961	20,215,623	$20,980,584
Colonial Center 100 at Town Park	-0-	1,391,500	-0-	18,343,674	1,515,878	18,219,296	$19,735,174
Colonial Center 600 at Town Park	-0-	-0-	-0-	25,628,259	1,915,200	23,713,059	$25,628,259
Colonial Center at Mansell Overlook	16,671,336	4,540,000	44,012,971	78,289,528	2,016,812	124,825,687	$126,842,499
Colonial Center Colonnade	-0-	6,299,310		40,773,192	6,299,310	40,773,192	$47,072,502
Colonial Center Heathrow	43,669,916	13,548,715	97,256,123	152,195	13,548,715	97,408,318	$110,957,033
Colonial Center Lakeside	-0-	423,451	8,313,291	1,875,795	425,255	10,187,282	$10,612,537
Colonial Center Research Park	-0-	1,003,865	-0-	12,438,799	1,003,865	12,438,798	$13,442,664
Colonial Plaza	-0-	1,001,375	12,381,023	5,882,978	1,005,642	18,259,734	$19,265,376
Concourse Center	-0-	4,875,000	25,702,552	1,493,134	4,875,000	27,195,686	$32,070,686
Emmett R. Johnson Building	-0-	1,794,672	14,801,258	1,595,930	1,794,672	16,397,189	$18,191,861
Independence Plaza	-0-	1,505,000	6,018,476	3,486,149	1,505,000	9,504,625	$11,009,625
International Park	-0-	1,279,355	5,668,186	19,633,644	3,087,151	23,494,034	$26,581,185
Interstate Park	2,852,228	1,125,990	7,113,558	11,941,730	1,125,988	19,055,290	$20,181,278
Perimeter Corporate Park	4,822,798	1,422,169	18,377,648	3,411,302	1,422,169	21,788,950	$23,211,119
Progress Center	-0-	521,037	14,710,851	3,383,192	523,258	18,091,822	$18,615,080
Riverchase Center	-0-	1,916,727	22,091,651	3,419,299	1,924,895	25,502,782	$27,427,677
Shoppes at Mansell	-0-	600,000	3,089,565	50,741	600,000	3,140,306	$3,740,306

Retail:
Britt David Shopping Center	-0-	1,755,000	4,951,852	499,611	1,755,000	5,451,463	$7,206,463
Colonial Brookwood Village	-0-	8,136,700	24,435,002	64,865,084	8,171,373	89,265,413	$97,436,786
Colonial Mall Auburn-Opelika	-0-	103,480	-0-	18,405,485	698,153	17,810,813	$18,508,965
Colonial Mall Bel Air	-0-	7,517,000	80,151,190	7,538,350	7,517,000	87,689,540	$95,206,540
Colonial Mall Burlington	-0-	4,120,000	25,632,587	3,084,307	4,137,557	28,699,338	$32,836,894
Colonial Mall Decatur	-0-	3,262,800	23,636,229	3,958,019	3,262,800	27,594,248	$30,857,048
Colonial Mall Gadsden	-0-	639,577	-0-	22,818,413	639,577	22,818,413	$23,457,990
Colonial Mall Glynn Place	-0-	3,588,178	22,514,121	2,674,305	3,603,469	25,173,135	$28,776,604
Colonial Mall Greenville	-0-	4,433,000	24,812,243	6,705,733	4,433,000	31,517,976	$35,950,976
Colonial Mall Lakeshore	-0-	4,646,300	30,973,239	3,431,412	4,666,100	34,384,851	$39,050,951
Colonial Mall Mrytle Beach	-0-	9,099,972	33,663,654	5,925,080	9,163,149	39,525,558	$48,688,706
Colonial Mall Staunton	-0-	2,895,000	15,083,542	4,486,671	2,907,337	19,557,876	$22,465,213
Colonial Mall Temple	-0-	2,981,736	23,503,930	6,306,683	2,981,736	29,810,613	$32,792,349
Colonial Mall Valdosta	-0-	5,377,000	30,239,796	4,182,494	4,478,413	35,320,876	$39,799,290
Colonial Mall Macon	-0-	1,684,875	-0-	95,831,980	5,508,562	92,008,293	$97,516,855
Colonial Mayberry Mall	-0-	862,500	3,778,590	710,721	866,175	4,485,636	$5,351,811

Description	Accumulated Depreciation	Date Completed	Date Acquired/ Placed in Service	Depreciable Lives-Years

Multifamily:
CG at Citrus Park	2,102,857	1999	1997	7-40 Years
CG at Cypress Crossing	3,377,231	1999	1998	7-40 Years
CG at Edgewater	6,498,478	1990	1994	7-40 Years
CG at Galleria	10,258,618	1986	1994	7-40 Years
CG at Galleria II	1,837,595	1996	1996	7-40 Years
CG at Galleria Woods	3,255,641	1994	1996	7-40 Years
CG at Heather Glen	3,852,115	2000	1998	7-40 Years
CG at Heathrow	4,420,089	1997	1994/97	7-40 Years
CG at Hunter’s Creek	6,829,306	1996	1996	7-40 Years
CG at Lakewood Ranch	3,200,044	1999	1997	7-40 Years
CG at Liberty Park	2,803,449	2000	1998	7-40 Years
CG at Madison	2,722,469	2000	1998	7-40 Years
CG at Natchez Trace	3,345,739	1995/97	1997	7-40 Years
CG at Promenade	3,240,093	1992	1992	7-40 Years
CG at Research Park	8,435,537	1987/94	1994	7-40 Years
CG at Reservoir	1,533,767	2000	1998	7-40 Years
CG at Riverchase	6,726,512	1984/91	1994	7-40 Years
Colonial Center Town Park	1,793,468	2002	2000	7-40 Years
CG at Wesleyan	3,846,366	1997	1996/97	7-40 Years
CV at Ashford Place	1,170,438	1983	1996	7-40 Years
CV at Ashley Plantation	3,981,565	1997	1998	7-40 Years
CV at Caledon Wood	3,796,594	1995/96	1997	7-40 Years
CV at Gainesville	8,653,500	1989/93/94	1994	7-40 Years
CV at Haverhill	3,132,739	1998	1998	7-40 Years
CV at Huntleigh Woods	1,701,092	1978	1994	7-40 Years
CV at Inverness	3,169,232	1986/87/90	1986/87/90	7-40 Years
CV at Inverness II/III/IV	5,088,884	1997	1997	7-40 Years
CV at Lake Mary	6,768,047	1991/95	1991/95	7-40 Years
CV at Timothy Woods	2,405,321	1996	1997	7-40 Years
CV at Town Park (Sarasota)	1,290,772	2002	2000	7-40 Years
CV at Trussville	4,189,662	1996/97	1997	7-40 Years
CV at Vernon Marsh	2,547,600	1986/87	1986/93	7-40 Years
CV at Walton Way	1,393,285	1970/88	1998	7-40 Years

Office:
250 Commerce Street	2,463,667	1904/81	1980	7-40 Years
901 Maitland Center	273,296	1985	2002	7-40 Years
AmSouth Center	8,773,278	1990	1990	7-40 Years
Colonial Center 100 at Town Park	1,215,513	2001	2000	7-40 Years
Colonial Center 600 at Town Park	307,955	2002	2000	7-40 Years
Colonial Center at Mansell Overlook	11,636,161	1987/96/97/00	1997	7-40 Years
Colonial Center Colonnade	589,720	1989/99	2002	7-40 Years
Colonial Center Heathrow	811,951	1988/96-00	2002	7-40 Years
Colonial Center Lakeside	1,493,642	1989/90	1997	7-40 Years
Colonial Center Research Park	1,583,578	1999	1998	7-40 Years
Colonial Plaza	2,588,364	1982	1997	7-40 Years
Concourse Center	3,073,410	1981/85	1998	7-40 Years
Emmett R. Johnson Building	1,447,050	1982/95	1999	7-40 Years
Independence Plaza	1,020,849	1981/92	1998	7-40 Years
International Park	2,891,446	1987/89	1997	7-40 Years
Interstate Park	7,483,848	1982-85/89	1982-85/89	7-40 Years
Perimeter Corporate Park	2,867,238	1986/89	1998	7-40 Years
Progress Center	2,758,686	1983-91	1997	7-40 Years
Riverchase Center	4,047,656	1984-88	1997	7-40 Years
Shoppes at Mansell	349,790	1996/97	1998	7-40 Years

Retail:
Britt David Shopping Center	1,084,769	1990	1994	7-40 Years
Colonial Brookwood Village	7,401,520	1973/91/00	1997	7-40 Years
Colonial Mall Auburn-Opelika	11,249,030	1973/84/89	1973/84/89	7-40 Years
Colonial Mall Bel Air	10,468,603	1966/90/97	1998	7-40 Years
Colonial Mall Burlington	4,197,378	1969/86/94	1997	7-40 Years
Colonial Mall Decatur	6,128,088	1979/89	1993	7-40 Years
Colonial Mall Gadsden	13,316,043	1974/91	1974	7-40 Years
Colonial Mall Glynn Place	4,200,172	1986	1997	7-40 Years
Colonial Mall Greenville	3,805,265	1965/89/99	1999	7-40 Years
Colonial Mall Lakeshore	5,551,016	1984-87	1997	7-40 Years
Colonial Mall Mrytle Beach	6,915,370	1986	1996	7-40 Years
Colonial Mall Staunton	3,131,979	1969/86/97	1997	7-40 Years
Colonial Mall Temple	2,322,794		2000	7-40 Years
Colonial Mall Valdosta	5,416,888	1982-85	1997	7-40 Years
Colonial Mall Macon	29,982,448	1975/88/97	1975/88	7-40 Years
Colonial Mayberry Mall	734,421	1968/86	1997	7-40 Years

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Colonial Promenade Bardmoor	-0-	1,989,019	9,047,663	770,284	1,989,019	9,817,947	$11,806,966
Colonial Promenade Beechwood	-0-	2,565,550	19,647,875	3,480,385	2,576,483	23,117,327	$25,693,810
Colonial Promenade Burnt Store	-0-	3,750,000	8,198,677	242,605	3,750,000	8,441,282	$12,191,282
Colonial Promenade Hunter’s Creek	-0-	4,181,760	13,023,401	386,625	4,181,760	13,410,026	$17,591,786
Colonial Promenade Lakewood	-0-	2,984,522	11,482,512	2,944,731	2,997,240	14,414,525	$17,411,765
Colonial Promenade Montgomery	12,193,529	3,788,913	11,346,754	1,566,049	4,332,432	12,369,284	$16,701,716
Colonial Promenade Montgomery N	-0-	2,400,000	5,664,858	588,167	2,401,182	6,251,843	$8,653,025
Colonial Promenade Northdale	-0-	3,059,760	8,054,090	7,130,766	3,059,760	15,184,856	$18,244,616
Colonial Promenade Trussville	-0-	4,201,186	-0-	28,309,788	4,213,537	28,297,437	$32,510,974
Colonial Promenade Tutwiler Farm	-0-	10,287,026	-0-	17,826,572	10,288,138	17,825,461	$28,113,599
Colonial Promenade University Park	11,958,595	6,946,785	20,104,517	(9,766,068)	5,001,467	12,283,767	$17,285,234
Colonial Promenade Wekiva	-0-	2,817,788	15,302,375	493,709	2,817,788	15,796,084	$18,613,872
Colonial Promenade Winter Haven	-0-	1,768,586	3,928,903	4,923,825	4,045,045	6,576,270	$10,621,314
Colonial Shoppes at Inverness	-0-	1,680,000	1,387,055	99,257	1,687,159	1,479,152	$3,166,312
Colonial Shoppes Bear Lake	-0-	2,134,440	6,551,683	526,280	2,134,440	7,077,963	$9,212,403
Colonial Shoppes Bellwood	-0-	330,000	-0-	5,225,990	330,000	5,225,990	$5,555,990
Colonial Shoppes McGehee	-0-	197,152	-0-	5,939,024	197,152	5,939,024	$6,136,176
Colonial Shoppes Quaker Village	-0-	931,000	7,901,874	877,768	934,967	8,775,674	$9,710,642
Colonial Shoppes Stanley	-0-	450,000	1,657,870	117,217	433,906	1,791,181	$2,225,087
Colonial Shoppes Yadkinville	-0-	1,080,000	1,224,136	3,393,242	1,084,602	4,612,776	$5,697,378
Old Springville Shopping Center	-0-	272,594	-0-	3,411,101	277,975	3,405,720	$3,683,695
Olde Town Shopping Center	-0-	343,325	-0-	2,842,835	343,325	2,842,835	$3,186,160
P&S Building	-0-	104,089	558,646	274,623	104,089	833,269	$937,358
Rivermont Shopping Center	-0-	515,250	2,332,486	364,777	517,446	2,695,067	$3,212,513
Shops at Colonnade	-0-	2,468,092	4,034,205	27,971	2,468,092	4,062,176	$6,530,268
Village at Roswell Summit	1,510,544	450,000	2,563,642	224,119	451,918	2,785,843	$3,237,761

Active Development Projects:

CG at North Heathrow Phase II	-0-	3,363,141	-0-	1,282,742	4,645,883		$4,645,883
Colonial TownPark Mixed Use	-0-	-0-	-0-	1,792,375		1,792,375	$1,792,375
Colonial Center 200 at Town Park	-0-	-0-	-0-	15,833,616	1,492,318	14,341,298	$15,833,616
Colonial Promenade Trussville II	-0-	1,476,871	-0-	607,237	2,084,108		$2,084,108
Other Miscellaneous Projects	-0-	-0-	-0-	5,469,947		5,469,947	$5,469,947

Unimproved Land:
Colonial Center Mansell Overlook	-0-	2,664,265	-0-	6,419,014	9,083,279		$9,083,279
Colonial TownPark Infrastructure	-0-	25,933,612	-0-	(4,219,910)	21,713,702		$21,713,702
Colonial Center Heathrow	-0-	12,250,568	-0-	983,387	13,233,955		$13,233,955
CV at Town Park Infrastructure	-0-	1,184,919	-0-	3,784,017	4,968,936		$4,968,936
CG at Wesleyan III	-0-	230,643	-0-	8,691	239,334		$239,334
Lakewood Ranch	-0-	47,990	-0-	2,370,313	1,479,297	939,006	$2,418,303
Twin Lakes	-0-	10,117,524	-0-	3,280,431	13,397,955		$13,397,955
Corporate Assets	-0-	-0-	-0-	8,295,841	-0-	8,295,841	$8,295,841
Other Land	-0-	1,143,896	-0-	(858,307)	285,589		$285,589

	$382,888,161	$323,928,749	$1,107,109,349	$949,710,374	$316,847,337	$2,063,901,135	$2,380,748,472

Description	Accumulated Depreciation	Date Completed	Date Acquired/ Placed in Service	Depreciable Lives-Years

Colonial Promenade Bardmoor	1,699,273	1981	1996	7-40 Years
Colonial Promenade Beechwood	3,714,517	1963/92	1997	7-40 Years
Colonial Promenade Burnt Store	1,861,529	1990	1994	7-40 Years
Colonial Promenade Hunter’s Creek	2,297,568	1993/95	1996	7-40 Years
Colonial Promenade Lakewood	2,141,556	1995	1997	7-40 Years
Colonial Promenade Montgomery	3,943,667	1990	1993	7-40 Years
Colonial Promenade Montgomery N	800,826	1997	1995	7-40 Years
Colonial Promenade Northdale	1,860,270	1988/00	1995	7-40 Years
Colonial Promenade Trussville	1,854,071	2000	1998	7-40 Years
Colonial Promenade Tutwiler Farm	929,261	2000	1999	7-40 Years
Colonial Promenade University Park	5,249,535	1986/89	1993	7-40 Years
Colonial Promenade Wekiva	2,634,674	1990	1996	7-40 Years
Colonial Promenade Winter Haven	1,358,098	1986	1995	7-40 Years
Colonial Shoppes at Inverness	236,726	1984	1997	7-40 Years
Colonial Shoppes Bear Lake	1,429,432	1990	1995	7-40 Years
Colonial Shoppes Bellwood	1,743,713	1988	1988	7-40 Years
Colonial Shoppes McGehee	2,039,993	1986	1986	7-40 Years
Colonial Shoppes Quaker Village	1,216,063	1968/88/97	1997	7-40 Years
Colonial Shoppes Stanley	304,599	1987/96	1997	7-40 Years
Colonial Shoppes Yadkinville	622,689	1971/97	1997	7-40 Years
Old Springville Shopping Center	2,905,191	1982	1982	7-40 Years
Olde Town Shopping Center	1,108,691	1978/90	1978/90	7-40 Years
P&S Building	624,702	1946/76/91	1974	7-40 Years
Rivermont Shopping Center	426,654	1986/97	1997	7-40 Years
Shops at Colonnade	-0-	1989	2002	7-40 Years
Village at Roswell Summit	389,212	1988	1997	7-40 Years

Active Development Projects:

CG at North Heathrow Phase II		N/A	1997	N/A
Colonial TownPark Mixed Use		N/A	2000	N/A
Colonial Center 200 at Town Park	246,973	2002	2000	7-40 Years
Colonial Promenade Trussville II		N/A	2002	N/A
Other Miscellaneous Projects		N/A	2002	N/A

Unimproved Land:
Colonial Center Mansell Overlook		N/A	1997	N/A
Colonial TownPark Infrastructure		N/A	1999	N/A
Colonial Center Heathrow		N/A	2002	N/A
CV at Town Park Infrastructure		N/A	2000	N/A
CG at Wesleyan III		N/A	1996	N/A
Lakewood Ranch		N/A	1999	N/A
Twin Lakes		N/A	2000	N/A
Corporate Assets	4,573,440	N/A	N/A	N/A
Other Land		N/A	N/A	N/A

	$351,163,908

NOTES TO SCHEDULE III
COLONIAL REALTY LIMITED PARTNERSHIP
December 31, 2002

(1)                                  The aggregate cost for Federal Income Tax purposes was approximately $1.9 billion at December 31, 2002.

(2)                                  See description of mortgage notes payable in Note 8 of Notes to Consolidated Financial Statements.

(3)                                  The following is a reconciliation of real estate to balances reported at the beginning of the year:

Reconciliation of Real Estate

	2002	2001	2000
Real estate investments:
Balance at beginning of year	$2,218,778,048	$2,106,563,153	$2,006,823,011
Acquisitions of new property	196,009,181	-0-	29,608,188
Improvements and development	93,660,958	194,303,821	138,186,127
Dispositions of property	(127,699,715)	(82,088,926)	(68,054,173)

Balance at end of year	$2,380,748,472	$2,218,778,048	$2,106,563,153

Reconciliation of Accumulated Depreciation

	2002	2001	2000
Accumulated depreciation:
Balance at beginning of year	$310,439,292	$255,730,341	$206,448,061
Depreciation	73,602,948	64,692,784	59,548,811
Depreciation of disposition of property	(32,886,016)	(9,983,833)	(10,266,531)

Balance at end of year	$351,156,224	$310,439,292	$255,730,341