Form 10-Q
period 2003-09-30
COLONIAL REALTY LIMITED PARTNERSHIP
filed 2003-11-13
CIK 1013844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended:                 Commission File Number: 0-20707
September 30, 2003


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


                                                                          Page

PART I:  FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)

            Consolidated Condensed Balance Sheets as of
            September 30, 2003 and December 31, 2002                         3

            Consolidated Condensed Statements of Income and Comprehensive Income for the Three and Nine Months Ended
            September 30, 2003 and 2002                                      4

            Consolidated Condensed Statements of Cash Flows
            for the Nine Months Ended September 30, 2003 and 2002            5

            Notes to Consolidated Condensed Financial Statements             6

            Report of Independent Auditors                                  13

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               14

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk        20

 Item 4.  Controls and Procedures                                           20

PART II:  OTHER INFORMATION

 Item 2.  Changes in Securities                                             21

 Item 6.  Exhibits and Reports on Form 8-K                                  21

SIGNATURES                                                                  22

EXHIBITS                                                                    23



                       COLONIAL REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                              --------------------

                                                                              (Unaudited)
                                                                             September 30,  December 31,
                                                                                 2003          2002
                                                                             -----------    -----------
ASSETS
Land, buildings, & equipment, net                                            $ 1,885,949    $ 1,947,072
Undeveloped land and construction in progress                                    116,331         82,520
Cash and equivalents                                                               3,591          6,236
Restricted cash                                                                    1,873          1,481
Accounts receivable, net                                                           8,581         10,395
Prepaid expenses                                                                   4,188          7,560
Notes receivable                                                                   1,789          1,307
Deferred debt and lease costs                                                     24,406         23,157
Investment in partially owned entities                                            33,842         36,265
Other assets                                                                      13,133         13,780
                                                                             -----------    -----------
                                                                             $ 2,093,683    $ 2,129,773
                                                                             -----------    -----------
LIABILITIES AND PARTNERS' EQUITY
Notes and mortgages payable                                                  $ 1,155,475    $ 1,262,193
Accounts payable                                                                  16,891         16,749
Accrued interest                                                                  15,199         13,974
Accrued expenses                                                                  19,872          6,516
Tenant deposits                                                                    3,162          3,201
Unearned rent                                                                      2,866          7,736
Other liabilities                                                                  4,737          4,497
                                                                              -----------    -----------
     Total liabilities                                                         1,218,202      1,314,866
                                                                              -----------    -----------

Redeemable units, at redemption value - 10,419,556 and 11,159,027 units
     outstanding at September 30, 2003 and December 31, 2002, respectively       375,417        366,156

General partner -
     Common equity - 26,115,773 and 22,850,480 units outstanding at
     September 30, 2003 and December 31, 2002, respectively                      236,537        186,263
     Preferred equity ($175,000 liquidation preference)                          168,433        168,669

Limited partners' preferred equity ($100,000 liquidation preference)              97,406         97,406
Accumulated other comprehensive income (loss)                                     (2,312)        (3,587)
                                                                             -----------    -----------
     Total partners' equity                                                      500,064        448,751
                                                                             -----------    -----------
                                                                             $ 2,093,683    $ 2,129,773
                                                                             -----------    -----------

The accompanying notes are an integral part of these consolidated financial statements.


                       COLONIAL REALTY LIMITED PARTNERSHIP
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)
                      (in thousands, except per unit data)
                              ---------------------

                                                                      Three Months Ended       Nine Months Ended
                                                                        September 30,            September 30,
                                                                  ----------------------    ----------------------
                                                                     2003         2002         2003         2002
                                                                  ---------    ---------    ---------    ---------
Revenue:
Minimum rent                                                      $  66,349    $  63,912    $ 197,083    $ 186,987
Percentage rent                                                         743          589        1,923        1,728
Tenant recoveries                                                     9,587       10,266       30,152       30,499
Other property related revenue                                        4,547        4,754       16,295       13,513
Other non-property related revenue                                    1,282        1,600        3,989        5,253
                                                                  ---------    ---------    ---------    ---------
Total revenue                                                        82,508       81,121      249,442      237,980
                                                                  ---------    ---------    ---------    ---------
Operating Expenses:
Property operating expenses:
General operating expenses                                            6,312        5,891       17,995       16,545
Salaries and benefits                                                 3,949        3,818       11,453       11,433
Repairs and maintenance                                               8,953        8,346       26,038       23,268
Taxes, licenses, and insurance                                        7,567        6,234       23,393       21,052
General and administrative                                            4,936        3,405       15,001       11,682
Depreciation                                                         20,480       18,231       60,059       52,880
Amortization                                                          1,958        2,173        5,897        6,272
                                                                  ---------    ---------    ---------    ---------
Total operating expenses                                             54,155       48,098      159,836      143,132
                                                                  ---------    ---------    ---------    ---------
Income from operations                                               28,353       33,023       89,606       94,848
                                                                  ---------    ---------    ---------    ---------
Other income (expense):
Interest expense                                                    (16,925)     (16,820)     (50,685)     (47,805)
Income from investments                                                  36          585          127          986
Loss on hedging activities                                               (9)          (4)        (326)         (12)
Gains from sales of property                                          3,917          615        6,272       32,727
Other                                                                  (505)        --           (156)        --
                                                                  ---------    ---------    ---------    ---------
Total other income (expense)                                        (13,486)     (15,624)     (44,768)     (14,104)
                                                                  ---------    ---------    ---------    ---------
Income from continuing operations                                    14,867       17,399       44,838       80,744
                                                                  ---------    ---------    ---------    ---------
Income from discontinued operations                                      39          514          303        1,809
Gain on disposal of discontinued operations                             575        6,069       10,154        6,069
                                                                  ---------    ---------    ---------    ---------
Income from discontinued operations                                     614        6,583       10,457        7,878
                                                                  ---------    ---------    ---------    ---------
Net income                                                           15,481       23,982       55,295       88,622
                                                                  ---------    ---------    ---------    ---------
Dividends to preferred unitholders                                   (5,942)      (6,109)     (18,243)     (18,329)
Preferred unit issuance costs                                          --           --         (4,451)        --
                                                                  ---------    ---------    ---------    ---------
Net income available to common unitholders                        $   9,539    $  17,873    $  32,601    $  70,293
                                                                  ---------    ---------    ---------    ---------

Net income available to common unitholders
       allocated to general partner                                     (95)        (179)        (326)        (703)
                                                                  ---------    ---------    ---------    ---------
Net income available to common unitholders
       allocated to limited partners                              $   9,444    $  17,694    $  32,275    $  69,590
                                                                  ---------    ---------    ---------    ---------
Net income per common unit - Basic:
                Income from continuing operations                 $    0.25    $    0.34    $    0.63    $    1.89
                Income from discontinued operations                    0.02         0.20         0.30         0.24
                                                                  ---------    ---------    ---------    ---------
                Net income per common unit - Basic                $    0.26    $    0.53    $    0.93    $    2.13
                                                                  ---------    ---------    ---------    ---------

Net income per common unit - Diluted:
                Income from continuing operations                 $    0.24    $    0.33    $    0.63    $    1.87
                Income from discontinued operations                    0.02         0.20         0.30         0.24
                                                                  ---------    ---------    ---------    ---------
                Net income per common unit - Diluted              $    0.26    $    0.53    $    0.93    $    2.11
                                                                  ---------    ---------    ---------    ---------

Average units outstanding:
                Basic                                                36,422       33,426       34,998       33,043
                Diluted                                              36,695       33,709       35,220       33,312

STATEMENTS OF COMPREHENSIVE INCOME
                                                                  ---------    ---------    ---------    ---------
Net income available to common unitholders                        $   9,539    $  17,873    $  32,601    $  70,293
Other comprehensive income (loss)
       Unrealized income (loss) on cash flow hedging activities         556         (939)       1,274       (1,717)
                                                                  ---------    ---------    ---------    ---------
Comprehensive income                                              $  10,095    $  16,934    $  33,875    $  68,576
                                                                  ---------    ---------    ---------    ---------

The accompanying notes are an integral part of these consolidated financial statements.


                       COLONIAL REALTY LIMITED PARTNERSHIP
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                               -------------------

                                                                        Nine Months Ended
                                                                          September 30,
                                                                     ----------------------
                                                                        2003        2002
                                                                     ----------   ---------

Cash flows from operating activities:
          Net  income                                                $  55,295    $  88,622
          Adjustments to reconcile net income to net cash provided
                by operating activities:
                Depreciation and amortization                           66,189       60,198
                Income from unconsolidated subsidiaries                   (127)        (986)
                Gains from sales of property                           (16,426)     (38,796)
                Other                                                     --          1,043
          Decrease (increase) in:
                Restricted cash                                           (392)         720
                Accounts receivable                                      1,814         (358)
                Prepaid expenses                                         3,372        2,203
                Other assets                                            (6,911)      (8,698)
          Increase (decrease) in:
                Accounts payable                                           142       (5,208)
                Accrued interest                                         1,225        1,764
                Accrued expenses and other                               9,959        7,750
                                                                     ---------    ---------
                     Net cash provided by operating activities         114,140      108,254
                                                                     ---------    ---------

Cash flows from investing activities:
          Acquisition of properties                                       --       (150,808)
          Development expenditures                                     (35,516)     (39,908)
          Tenant improvements                                          (10,931)     (17,487)
          Capital expenditures                                         (11,672)     (10,158)
          Proceeds from (issuance of) notes receivable, net               (482)      11,113
          Proceeds from sales of property, net of selling costs         41,572      113,628
          Distributions from unconsolidated subsidiaries                 3,108        2,499
          Capital contributions to unconsolidated subsidiaries            (558)      (4,783)
                                                                     ---------    ---------
                     Net cash used in investing activities             (14,479)     (95,904)
                                                                     ---------    ---------

Cash flows from financing activities:
          Principal reductions of debt                                (124,624)     (71,866)
          Proceeds from additional borrowings                          186,470      151,285
          Net change in revolving credit balances                     (166,009)     (55,773)
          Cash contributions from the issuance of preferred units      120,482         --
          Redemption of preferred units                               (125,000)        --
          Cash contributions                                            96,021       40,103
          Capital distributions                                        (87,499)     (83,519)
          Other, net                                                    (2,147)        (885)
                                                                     ---------    ---------
                     Net cash used in financing activities            (102,306)     (20,655)
                                                                     ---------    ---------
                     Decrease in cash and equivalents                   (2,645)      (8,305)
Cash and equivalents, beginning of period                                6,236       10,127
                                                                     ---------    ---------
Cash and equivalents, end of period                                  $   3,591    $   1,822
                                                                     =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


         The consolidated financial statements of Colonial Realty Limited Partnership have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations. The following notes, which represent interim disclosures as required by the SEC, highlight significant changes to the notes to the December 31, 2002 audited consolidated financial statements of Colonial Realty Limited Partnership and should be read together with the financial statements and notes thereto included in the Form 10-K/A filed on October 10, 2003.

Note 1 -- Organization and Business

         Colonial Realty Limited Partnership ("CRLP") is the operating partnership of Colonial Properties Trust ("the Trust"), an Alabama real estate investment trust whose shares are traded on the New York Stock Exchange. The Trust was originally formed as a Maryland real estate investment trust on July 9, 1993 and reorganized as an Alabama real estate investment trust under a new Alabama REIT statute on August 21, 1995. The Trust is is a fully integrated, self-administered and self-managed REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of commercial real estate property. The Trust's activities include ownership and operation of a diversified portfolio of properties located in the Sunbelt region of the United States, consisting of 40 multifamily apartment communities, 23 office properties and 45 retail properties, as of September 30, 2003.

Note 2 -- Summary of Significant Accounting Policies

         Basis of Presentation

         The consolidated financial statements include CRLP, Colonial Properties Services Limited Partnership (in which CRLP holds 99% general and limited partner interests), and Colonial Properties Services, Inc. ("CPSI"). CPSI is a taxable REIT subisidiary of the Trust that is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI provides property development, leasing and management for third-party owned properties and administrative services to CRLP. CRLP generally reimburses CPSI for payroll and other costs incurred in providing services to CRLP. All inter-company transactions are eliminated in the accompanying consolidated financial statements. Entities in which CRLP owns, directly or indirectly, a fifty percent or less interest and does not control are reflected in the consolidated financial statements as investments accounted for under the equity method. Under this method the investment is carried at cost plus or minus equity in undistributed earnings or losses since the date of acquisition.

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

         Unaudited Interim Statements

         The consolidated financial statements as of and for the three and nine months ended September 30, 2003 and 2002 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal, recurring nature.

         Reclassifications

         Certain reclassifications have been made to the previously reported 2002 statements in order to provide comparability with the 2003 statements reported herein. These reclassifications have no impact on partners' equity or net income.
         Recent Pronouncements of the Financial Accounting Standards Board ("FASB")

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

         On November 25, 2002, the FASB issued FASB Interpretation No. 45 (FIN
45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements for periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year end. See Note 15, Guarantees and Other Arrangements of CRLP's 2002 Annual Report on Form 10-K/A, for additional discussion of CRLP's financial guarantees as of December 31, 2002. The initial adoption of this standard did not have an impact on the financial condition or results of operations. Management does not believe the provisions of this standard will have a material impact on future operations of CRLP.

         On January 15, 2003, FASB completed its redeliberations of the project related to the consolidation of variable interest entities which culminated with the issuance of FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities (VIEs). FIN 46 states that if a business enterprise has a controlling financial interest in a VIE, the assets, liabilities and results of the activities of the VIE should be included in the consolidated financial statements of the business enterprise. This Interpretation explains how to identify VIEs and how an enterprise assesses its interests in a VIE to decide whether to consolidate that entity. FIN 46 also requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. VIEs that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. On October 8, 2003, the FASB deferred the effective date for pre-existing VIEs to the period ending after December 15, 2003. As a result, CRLP will adopt FIN 46 for pre-existing transactions in the fourth quarter of 2003.

         CRLP has identified certain relationships that it deems reasonably possible are VIEs in which it holds a significant variable interest. CRLP deems that it is reasonably possible that its investments in partially owned entities are VIEs. CRLP's maximum exposure to loss is limited to the carrying value of CRLP's investments in those entities, which is $33.8 million as of September 30, 2003. In addition to these VIEs, CRLP considers its relationship with four other entities to be potential VIEs. These other entities are more fully discussed in
Note 15 of CRLP's 2002 Annual Report on Form 10-K/A and Note 8 herein, and primarily relate to the commitment to fund development through a mezzanine financing commitment and other guarantees. The maximum exposure related to these other entities is limited to the amount of the funding commitment and other guarantees and is $11.6 million as of September 30, 2003, which results in a total maximum exposure to CRLP attributable to all potential VIEs in the aggregate amount of $45.4 million. CRLP is currently evaluating the consolidation provisions of FIN 46 and does not anticipate consolidation of its potential VIEs will be required for the agreements entered into prior to December 31, 2002. For the funding commitment entered into in April 2003, as discussed in Note 8 herein, CRLP has evaluated the arrangement and has determined that the relationship is a VIE. However, under the consolidation provisions of FIN 46, consolidation of the VIE is not required.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS
150). SFAS 150 establishes how an issuer classifies and measures certain free standing financial instruments with characteristics of both liabilities and equity and requires that such instruments be classified as liabilities. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for those existing financial instruments subject to the provisions of SFAS No. 150. CRLP has not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003. CRLP has evaluated the impact of this pronouncement on financial instruments in place prior to May 31, 2003 and determined that no reclassification or restatement of current financial instruments is required.

Note 3 -- Capital Structure

         At September 30, 2003, the Trust controlled CRLP as the sole general partner and as the holder of 71.5% of the common units of CRLP and 63.6% of the preferred units (the "Series C Preferred Units" and "Series D Preferred Units"). The limited partners of CRLP who hold common units or "redeemable units", are those persons (including certain officers and directors) who, at the time of the Initial Public Offering, elected to hold all or a portion of their interest in the form of units rather than receiving shares of common stock of the Trust, or individuals from whom CRLP acquired certain properties, who elected to receive units in exchange for the properties. Redeemable units represent the number of outstanding limited partnership units as of the date of the applicable balance sheet, valued at the closing market value of the Trust's common shares. Each redeemable unit may be redeemed by the holder thereof for either one share of common stock of the Trust or cash equal to the fair market value thereof at the time of such redemption, at the option of the Trust. Additionally, in 1999, CRLP issued $100 million of Series B Cumulative Redeemable Perpetual Preferred Units ("Series B Units") in a private placement, that are exchangeable for Series B Preferred Shares of the Trust after ten years at the option of the holders of the Series B Units.

         The Board of Trustees of the Trust manages CRLP by directing the affairs of the Trust. The Trust's interests in CRLP entitle it to share in cash distributions from, and in the profits and losses of, CRLP in proportion to the Trust's percentage interest therein and entitle the Trust to vote on all matters requiring a vote of the limited partners.

Note 4 -- Dispositions

         On September 12, 2003, CRLP sold 2100 International Park, a 28,250 square foot office building located in Birmingham, Alabama, within the International Park office complex. The total sales price was $3.0 million, which was used to repay a portion of the borrowings under CRLP's unsecured line of credit. Additionally, CRLP sold certain outparcels of land adjacent to Colonial University Village in Auburn, Alabama, Colonial Promenade Trussville in Birmingham, Alabama and Colonial Center Heathrow in Orlando, Florida for total proceeds of approximately $6.4 million. Of this amount, $5.9 million was used to repay a portion of the borrowings under the Company's unsecured line of credit and $0.5 million will be used to support CRLP's future investment activities.

Note 5 -- Net Income Per Unit

         The following table sets forth the computation of basic and diluted earnings per unit:

                                                         Three           Three            Nine         Nine
                                                      Months Ended    Months Ended    Months Ended  Months Ended
                                                       Sept. 30,        Sept. 30,      Sept. 30,      Sept. 30,
                                                          2003            2002           2003           2002
                                                      -------------   -------------  -------------  -------------
(amounts in thousands, except per unit data)

Numerator:
     Net income                                     $       15,481  $       23,982 $       55,295 $       88,622
     Less: Preferred distributions                          (5,942)         (6,109)       (18,243)       (18,329)
     Less: Preferred unit issuance costs                         0               0         (4,451)             0
                                                      -------------   -------------  -------------  -------------
     Income available to common unitholders         $        9,539  $       17,873 $       32,601 $       70,293
                                                      -------------   -------------  -------------  -------------
Denominator:
Denominator for basic net income per share -
     weighted average units                                 36,422          33,426         34,998         33,043
Effect of dilutive securities:
     Trustee and employee stock options,
      treasury method                                          273             283            222            269
                                                      -------------   -------------  -------------  -------------
Denominator for diluted net income per share -
     adjusted weighted average units                        36,695          33,709         35,220         33,312
                                                      -------------   -------------  -------------  -------------
         Basic net income per unit                  $         0.26  $         0.53 $         0.93 $         2.13
                                                      -------------   -------------  -------------  -------------
         Diluted net income per unit                $         0.26  $         0.53 $         0.93 $         2.11
                                                      -------------   -------------  -------------  -------------

         Options to purchase 80,000 common shares of the Trust at a weighted average exercise price of $34.97 per share were outstanding during 2003, but were not included in the computation of diluted net income per unit because the options' exercise price was greater than the average market price of the Trust's common shares and, therefore, the effect would be antidilutive.

Note 6 -- Income (Loss) from Discontinued Operations

         During the quarter ended September 30, 2003, CRLP sold one office property for proceeds of approximately $3.0 million. During the first quarter of 2003, CRLP sold one retail property and one multifamily property for proceeds of approximately $30.9 million. In accordance with SFAS No. 144 Accounting for the Impairment on Disposal of Long-Lived Assets, net income and gain (loss) on disposition of real estate for properties sold, in which CRLP does not maintain continuing involvement, are reflected in the consolidated statements of income as "discontinued operations" for all periods presented. Below is a summary of the operations of the properties sold during 2002 and 2003 that are classified as discontinued operations:

                                                                    Three Months Ended              Nine Months Ended
      (amounts in thousands)                                           September 30,                  September 30,
                                                                 --------------------------     --------------------------
                                                                     2003         2002              2003         2002
                                                                 --------------------------     --------------------------
Property revenues:
      Base rent                                                          $ 77      $ 1,004             $ 838      $ 3,627
      Percentage rent                                                       -           (5)              (16)          15
      Tenant recoveries                                                    (6)         124                55          455
      Other property revenue                                               (1)          57                50          167
                                                                 --------------------------     --------------------------
Total property revenues                                                    70        1,180               927        4,264

Property operating and maintenance expense                                 21          367               391        1,409
Depreciation                                                                9          283               226          999
Amortization                                                                1           16                 7           47
                                                                 --------------------------     --------------------------
                                                                           31          666               624        2,455
Income from discontinued operations before net gain
      on disposition of discontinued operations                            39          514               303        1,809
Net gain on disposition of discontinued operations                        575        6,069            10,154        6,069
                                                                 --------------------------     --------------------------
Income from discontinued operations                                     $ 614      $ 6,583          $ 10,457      $ 7,878
                                                                 ==========================     ==========================


Note 7 -- Segment Information

         CRLP is organized into, and manages its business based on the performance of three separate and distinct operating divisions: Multifamily, Office, and Retail. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within each division. The applicable accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in CRLP's 2002 Annual Report. The pro rata portion of the revenues, net operating income
(NOI), and assets of the partially-owned entities and joint ventures that CRLP has entered into are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned entities and joint ventures are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method and discontinued operations are reported separately. Management evaluates the performance of its segments and allocates resources to them based on divisional NOI. Divisional NOI is defined as total property revenues, including unconsolidated partnerships and joint ventures, less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance, advertising). Divisional information and the reconciliation of total divisional revenues to total revenues, total divisional NOI to income from continuing operations and minority interest, and total divisional assets to total assets, for the three and nine months ended September 30, 2003 and 2002, and for the periods ended September 30, 2003 and December 31, 2002 is presented below:


                                                     Three Months Ended              Nine Months Ended
                                                        September 30,                   September 30,
                                             -----------------------------------  ---------------------------
    (in thousands)                                2003               2002             2003          2002
                                             ----------------   ----------------  -------------  ------------
Revenues:
    Divisional Revenues
       Multifamily                                  $ 25,002           $ 24,876       $ 73,996      $ 79,685
       Office                                         22,709             21,563         70,547        53,717
       Retail                                         37,571             37,541        113,857       113,211
                                             ----------------   ----------------  -------------  ------------
            Total Divisional Revenues:                85,282             83,980        258,400       246,613

    Partially-owned subsidiaries                      (3,946)            (3,537)       (11,800)       (9,707)
    Unallocated corporate revenues                     1,242              1,858          3,769         5,338
    Discontinued operations revenues                     (70)            (1,180)          (927)       (4,264)
                                             ----------------   ----------------  -------------  ------------
            Total Consolidated Revenues:            $ 82,508           $ 81,121      $ 249,442      $237,980
                                             ----------------   ----------------  -------------  ------------
NOI:
    Divisional NOI
       Multifamily                                  $ 15,328           $ 16,349       $ 45,815      $ 52,287
       Office                                         15,759             15,831         49,793        38,273
       Retail                                         25,680             25,772         78,466        78,249
                                             ----------------   ----------------  -------------  ------------
            Total Divisional NOI:                     56,767             57,952        174,074       168,809

    Partially-owned subsidiaries                      (2,198)            (2,141)        (6,678)       (5,565)
    Unallocated corporate revenues                     1,242              1,858          3,769         5,338
    Discontinued operations NOI                          (49)              (813)          (536)       (2,855)
    General and administrative expenses               (4,936)            (3,405)       (15,001)      (11,682)
    Depreciation                                     (20,480)           (18,231)       (60,059)      (52,880)
    Amortization                                      (1,958)            (2,173)        (5,897)       (6,272)
    Other                                                (35)               (24)           (66)          (45)
                                             ----------------   ----------------  -------------  ------------
       Income from operations                         28,353             33,023         89,606        94,848
                                             ----------------   ----------------  -------------  ------------
    Total other expense                              (13,486)           (15,624)       (44,768)      (14,104)
                                             ----------------   ----------------  -------------  ------------
       Income from continuing operations            $ 14,867           $ 17,399       $ 44,838      $ 80,744
                                             ----------------   ----------------  -------------  ------------


    (in thousands)                            September 30,       December 31,
Assets:                                           2003               2002
                                             ----------------   ----------------
    Divisional Assets
       Multifamily                                 $ 622,423          $ 645,840
       Office                                        589,476            594,795
       Retail                                        894,590            906,555
                                             ----------------   ----------------
            Total Divisional Assets:               2,106,489          2,147,190

    Partially-owned subsidiaries                    (115,712)          (116,375)
    Unallocated corporate assets (1)                 102,906             98,958
                                             ----------------   ----------------
                                                 $ 2,093,683        $ 2,129,773
                                             ----------------   ----------------

(1) Includes CRLP's investment in partially-owned entities of $33,842 as of September 30, 2003, and $36,265 as of December 31, 2002.

Note 8 -- Investment in Partially Owned Entities and Other Arrangements

         At September 30, 2003, CRLP had investments in nine partially owned entities. CRLP accounts for these investments in partially owned entities using the equity method. The following table summarizes the investments in partially owned entities as of September 30, 2003 and December 31, 2002:


                                                                                        (in thousands)
                                                                 Percent        September 30,      December 31,
                                                                  Owned             2003               2002
                                                                ----------    ------------------  ---------------
         Multifamily:
         CMS/Colonial Joint Venture I                              15.00%   $             1,964   $        2,142
         CMS/Colonial Joint Venture II                             15.00%                   724              735
                                                                              ------------------    -------------
                                                                                          2,688            2,877

         Office:
         600 Building Partnership, Birmingham, AL                  33.33%                  (13)             (23)

         Retail:
         Orlando Fashion Square Joint Venture, Orlando, FL         50.00%                18,251           19,465
         Parkway Place Limited Partnership, Huntsville, AL         45.00%                10,498           11,375
         Colonial Promenade Madison, Huntsville, AL                25.00%                 2,362            2,464
         Highway 150, LLC, Birmingham, AL                          10.00%                    53               85
                                                                              ------------------    -------------
                                                                                         31,164           33,389

         Other:
         Colonial/Polar-BEK Management Company,
           Birmingham, AL                                          50.00%                    18               41
         NRH Enterprises, LLC, Birmingham, AL                      20.00%                   (15)              26
         E-2 Data Technology, Birmingham, AL                       50.00%                     0              (45)

                                                                              ------------------    -------------
                                                                                              3               22
                                                                            --------------------  ---------------
                                                                            $            33,842   $       36,265
                                                                            ====================  ===============


         During April 2003, CRLP entered into an agreement with an unrelated third party in connection with the third party's development of a $19.4 million multi-family property in Charlotte, North Carolina. CRLP has agreed to loan approximately $3.3 million, which represents 17.0% of the development costs, to the third party during the development of the property. Under the agreement, the balance of the loan matures in April 2005. At September 30, 2003, CRLP has funded $0.2 million to the unrelated third party. CRLP has a right of first refusal to purchase the property should the third party elect to sell.

Note 9 -- Financial Instruments: Derivatives and Hedging

         CRLP's objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, CRLP primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the quarter ended September 30, 2003, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and existing lines of credit.

         CRLP has entered into several different hedging transactions in an effort to manage its exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of CRLP's derivative financial instruments at September 30, 2003. The notional value at September 30, 2003 provides an indication of the extent of CRLP's involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.


                                                                                            Fair Value
                                                            Interest                  At September 30, 2003
          Product Type                Notional Value          Rate        Maturity        (in thousands)
--------------------------------- ----------------------- ------------- ------------- -----------------------
Interest Rate SWAP, Cash Flow     $30.2 - $27.7 million         5.932%       1/01/06  $           (2,553)
Interest Rate SWAP, Cash Flow         $50.0 million             2.113%       1/02/04                (140)
Interest Rate CAP, Cash Flow          $21.1 million             6.850%       6/29/04                   -
Interest Rate CAP, Cash Flow          $17.9 million             6.850%       7/06/04                   -
Interest Rate CAP, Cash Flow          $30.4 million            11.200%       6/30/06                   8
Interest Rate CAP, Cash Flow          $17.1 million             4.840%        4/1/04                   -
Interest Rate CAP, Cash Flow          $27.0 million             4.840%        4/1/04                   -
Interest Rate CAP, Cash Flow           $8.7 million             4.840%        4/1/04                   -


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

         At September 30, 2003, derivatives with a fair value of $2.7 million were included in other liabilities. The change in net unrealized gains/losses of $0.6 million in the quarter ending September 30, 2003 for derivatives designated as cash flow hedges is a component of partners' equity. Hedge ineffectiveness of $9,240 on cash flow hedges was recognized in other income (expense) during the quarter ended September 30, 2003.

Note 10 --Registration Statement

         In connection with a review of a Registration Statement filed with the SEC, the staff of the SEC had commented on certain matters applicable to our Annual Report on Form 10-K for the year ended December 31, 2002. The comments included a request for information concerning the allocation of the purchase price of operating properties to tangible and intangible assets under Statement of Financial Accounting Standard No. 141, Business Combinations. Management has responded to the SEC with respect to these comments and CRLP and the Trust made 10-K/A filings on October 10, 2003. CRLP and the Trust expects no further adjustments to the financial statements will be made. Please refer to CRLP's and the Trust's 10-K/A filings as of October 10, 2003 for additional information.

Note 11 -- Subsequent Events

         Distribution

         On October 23, 2003, a cash distribution was declared to partners of CRLP in the amount of $0.665 per unit, totaling $24.3 million. The distribution was declared to partners of record as of November 3, 2003, and was paid on November 10, 2003.

REPORT OF INDEPENDENT AUDITORS



To the Board of Trustees of
Colonial Properties Trust:

         We have reviewed the accompanying consolidated condensed balance sheet of Colonial Realty Limited Partnership (the "Partnership") as of September 30, 2003, and the related consolidated condensed statements of income for the three and nine-month periods ended September 30, 2003 and 2002, and the consolidated condensed statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Partnership's management.

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

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, partners' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 17, 2003, except for Notes 3 and 17, as to which the date is September 13, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                                /s/ PricewaterhouseCoopers LLP
                                                    PricewaterhouseCoopers LLP

Birmingham, Alabama
November 7, 2003

                       COLONIAL REALTY LIMITED PARTNERSHIP


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the consolidated financial statements of Colonial Realty Limited Partnership and notes thereto contained in this Form 10-Q. This report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, and our affiliates, or the industry's actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described in our 2002 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on October 10, 2003. Such factors include, among others, the following:

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


General

         As used herein, the terms "CRLP", "we", "us", "our" and "Operating Partnership" refer to Colonial Realty Limited Partnership, a Delaware limited partnership, and its subsidiaries and other affiliates, including, Colonial Properties Services Limited Partnership and Colonial VRS L.L.C. or, as the context may require, Colonial Realty Limited Partnership only. As used herein, the term "Company" or "the Trust" includes Colonial Properties Trust, an Alabama real estate investment trust, and one or more of its subsidiaries and other affiliates, including CRLP, Colonial Properties Services Limited Partnership and Colonial Properties Services, Inc. or, as the context may require, Colonial Properties Trust only.

         We are the operating partnership of the Trust, which is a self-administered equity real estate investment trust (a "REIT") that owns, develops and operates multifamily, office and retail properties in the Sunbelt region of the United States. The Trust is a fully-integrated real estate company, which means that it is engaged in the acquisition, development, ownership, management and leasing of commercial real estate property. The Trust's activities include full or partial ownership of a diversified portfolio of 108 properties as of September 30, 2003, located in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas, and Virginia, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate.

         As of September 30, 2003, we owned or maintained a partial ownership in 40 multifamily apartment communities containing a total of 14,380 apartment units (the "multifamily properties"), 23 office properties containing a total of approximately 5.2 million square feet of office space (the "office properties"), 45 retail properties containing a total of approximately 15.3 million square feet of retail space (the "retail properties"), and certain parcels of land adjacent to or near certain of these properties (the "land"). The multifamily properties, the office properties, the retail properties and the land are referred to collectively as the "properties". As of September 30, 2003, the multifamily properties, the office properties, and the retail properties that had achieved stabilized occupancy were 94%, 91% and 88% leased, respectively.


Critical Accounting Policies and Estimates

         Refer to our 2002 Annual Report on Form 10-K/A for a discussion of our critical accounting policies, which include real estate development, principles of consolidation, revenue recognition, valuation of receivables, and accounting policies for derivatives. During the nine months ended September 30, 2003, there were no material changes to these policies.

         In connection with a review of a Registration Statement filed with the SEC, the staff of the SEC had commented on certain matters applicable to our Annual Report on Form 10-K for the year ended December 31, 2002. The comments included a request for information concerning the allocation of the purchase price of operating properties to tangible and intangible assets under Statement of Financial Accounting Standard No. 141, Business Combinations. Management has responded to the SEC with respect to these comments and CRLP and the Trust made 10-K/A filings on October 10, 2003. CRLP and the Trust expects no further adjustments to the financial statements will be made. Please refer to CRLP's and the Trust's 10-K/A filings as of October 10, 2003 for additional information.

Results of Operations -- Three Months Ended September, 2003 and 2002

         Revenue -- Total revenue from continuing operations increased by $1.4 million, or 1.7%, for the third quarter of 2003 when compared to the third quarter of 2002. Revenues generated by properties that were acquired, developed, or re-developed during the first half of 2002 and 2003 increased $2.4 million during the third quarter of 2003 when compared to the third quarter of 2002. However, the increase in revenues generated by properties that were acquired, developed, or re-developed was offset by a decrease in revenues from properties disposed in which CRLP maintains a continuing interest, of $0.3 million during the third quarter of 2003 when compared to the third quarter of 2002. The remaining decrease primarily relates to a decrease of $1.0 million of lease buyouts within our office division during the third quarter of 2003 as compared to the third quarter of 2002.

         Same-property revenue decreased by $1.0 million, or 1.4%, for the third quarter of 2003 when compared to the third quarter of 2002. This decrease is primarily related to a decrease of $1.0 million of lease buyouts that occurred in our office division in the third quarter of 2003 as compared to the third quarter of 2002.

         Operating Expenses -- Total operating expenses from continuing operations increased by $6.1 million, or 12.6%, for the third quarter of 2003 when compared to the third quarter of 2002. Operating expenses related to properties that were acquired, developed, or re-developed during the first half of 2002 and 2003 increased $1.9 million during the third quarter of 2003 when compared to the third quarter of 2002. However, the increase in operating expenses related to properties that were acquired, developed, or re-developed was offset by a decrease in operating expenses from properties disposed in which CRLP maintains a continuing interest of $0.2 million during the third quarter of 2003 compared to the third quarter of 2002. The remaining increase is primarily attributable to an increase of $0.5 million in real estate taxes, $0.4 million in repairs and maintenance expenses at our existing properties, $1.4 million in depreciation expense and $1.5 million in general corporate overhead expenses.

         Same-property operating expenses (including depreciation and amortization) increased by $1.8 million, or 4.5%, for the third quarter of 2003 when compared to the third quarter of 2002. The increase is primarily associated with increases of $0.5 million in real estate taxes, $0.2 million in insurance expense, $0.4 million in repairs and maintenance expenses, and $1.0 million in depreciation expense, offset by a decrease of $0.3 million of amortization expense.

         Other Income and Expense -- Interest expense increased by $0.1 million, or 0.6%, for the third quarter of 2003 when compared to the third quarter of 2002. CRLP has taken advantage of the current low interest rate environment by replacing a portion of its floating rate debt with long-term unsecured fixed rate financing, which will allow CRLP to take advantage of future investment opportunities as the economy begins to recover.

         Additionally, gains on sales of property from continuing operations increased $3.3 million in the third quarter of 2003 when compared to the third quarter of 2002. In the third quarter of 2003, CRLP sold one office property for proceeds of approximately $3.0 million, which has been classified as discontinued operations in accordance with SFAS No. 144. Additionally, we sold various parcels of undepreciated property with proceeds of approximately $6.4 million which were adjacent to our current operating properties and have been classifed as continuing operations in accordance with SFAS No. 144. In the third quarter of 2002, CRLP sold two office assets and one retail assets for proceeds of approximately $20.4 million. See Liquidity and Capital Resources for further discussion.

Results of Operations -- Nine Months Ended September 30, 2003 and 2002

         Revenue -- Total revenue from continuing operations increased by $11.5 million, or 4.8%, for the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002. Revenues generated by properties that were acquired, developed, or re-developed during the first half of 2002 and 2003 increased $20.3 million during the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002. However, the increase in revenues generated by properties that were acquired, developed, or re-developed was offset by a decrease in revenues from properties disposed in which CRLP maintains a continuing interest, of $5.5 million during the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002. The remaining decrease primarily relates to several factors. Our multifamily properties have experienced increases in move-in concessions, which is a function of the continued decline in apartment fundamentals over the past year. We believe the decline is attributable to a declining employment growth and a robust single family housing market driven by lower interest rates. In addition, we have experienced decreases in other non-property related revenue which primarily consist of a $0.2 million decrease in management and development fees, offset by an increase in other property related revenue as a result of an increase of $1.3 million in lease buyouts during the nine months ended September 30, 2003.

         Same-property revenue decreased by $3.8 million, or 1.8%, for the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002. This decrease is primarily related to an increase in move-in concessions in our multifamily properties during the nine months ended September 30, 2003 as a result of a slowdown in the U.S. economy during the last year, a decrease in overall physical occupancy percentage within our retail division, and a decrease of $1.2 million in lease buyouts during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

         Operating Expenses -- Total operating expenses from continuing operations increased by $16.7 million, or 11.7%, for the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002. Operating expenses related to properties that were acquired, developed, or re-developed during the first half of 2002 and 2003 increased $11.5 million during the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002. However, the increase in operating expenses related to properties that were acquired, developed, or re-developed was offset by a decrease in operating expenses from properties disposed in which CRLP maintains a continuing interest of $3.1 million during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The remaining increase is primarily attributable to an increase of $0.6 million in real estate taxes, $1.3 million in repairs and maintenance expenses, $3.2 million in depreciation expense at our existing properties and an increase of $3.3 million in general corporate overhead expenses.

         Same-property operating expenses (including depreciation and amortization) increased by $4.0 million, or 3.4%, for the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002. The increase is primarily associated with increases of $1.4 million in repairs and maintenance expenses, $0.7 million in real estate taxes, and $2.8 million in depreciation expense, offset by a decrease of $0.7 million of amortization expense.

         Other Income and Expense -- Interest expense increased by $2.9 million, or 6.0%, for the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002. The increase in interest expense is primarily attributable to an increase in the percentage of total fixed rate debt to total debt outstanding at September 30, 2003 as compared to September 30, 2002. At September 30, 2003, CRLP's fixed rate debt represented 88.1% of the total outstanding debt as compared to 80.6% at September 30, 2002. CRLP has taken advantage of the current low interest rate environment by replacing a portion of its floating rate debt with long-term unsecured fixed rate financing, which will allow CRLP to take advantage of future investment opportunities as the economy begins to recover.

         Additionally, gains (losses) on sales of property from continuing operations decreased $26.5 million during the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002, as a result of CRLP selling 11 operating properties and certain parcels of land during the nine months ended September 30, 2002 for proceeds of approximately $118.9 million, as compared to selling three operating properties and certain parcels of land during the nine months ended September 30, 2003 for proceeds of approximately $43.1million. See Liquidity and Capital Resources for further discussion.

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

         On April 30, 2003, the Trust issued $125.0 million or 5,000,000 depositary shares, each representing 1/10 of a share of 8.125% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest of the Trust. The depositary shares may be called by the Trust on or after April 30, 2008 and have a liquidation preference of $25.00 per depositary share. The depositary shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Trust. Pursuant to the partnership agreement, the Trust contributed the net proceeds of the foregoing transaction to CRLP in exchange for preferred units of CRLP. The net proceeds of the offering were approximately $120.7 million and were used to redeem the Trust's $125.0 million 8.75% Series A Preferred Shares on May 7, 2003. Upon redemption of the Series A preferred shares, we deducted the original issuance costs of Series A preferred shares of $4.5 million from net income available to common unitholders, in accordance with the SEC's clarification of Emerging Issues Task Force (EITF) Abstracts, Topic No. D-42 "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock".


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

         The majority of our revenue is derived from tenants under existing leases our our properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments. We believe that the diversified nature of the properties in which we typically invest - multifamily, office and retail properties - provides a more stable revenue flow in uncertain economic times, in that our diversified property types generally do not have the same economic cycles and while one property type may be experiencing difficulty, the other property types may be maintaining their strength.

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

         Our current development pipeline is comprised of two new developments and three redevelopments, including one mixed-use project and four retail properties. The aggregate cost of these projects (including costs incurred in prior years on these projects ) is expected to be approximately $126.4 million. As of September 30, 2003, we have funded approximately $48.8 million on these projects and we intend to fund the remaining $77.6 million through draws on our unsecured line of credit.

         We regularly incur significant expenditures in connection with the re-leasing of our office and retail space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases. We also incur expenditures for certain recurring capital expenses. During the third quarter of 2003, we incurred approximately $2.8 million related to tenant improvements and leasing commissions, and approximately $4.8 million of recurring capital expenditures. We expect to pay for future re-leasing and recurring capital expenditures out of cash from operations.

         The current quarterly distribution on our partnership units is $0.665 per unit. We also pay regular quarterly distributions on our preferred units. The maintenance of these distributions is subject to various factors, including the discretion of the Trust's Board of Trustees, the Trust's ability to pay dividends under Alabama law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of the Trust's taxable income to be distributed to shareholders.

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

         Our ability to incur additional debt is dependent upon a number of factors, including our credit ratings, the value of our unencumbered assets, our degree of leverage and borrowing restrictions imposed by our current lenders. We currently have investment grade ratings for prospective unsecured debt offerings from three major rating agencies - Standard & Poor's (BBB-), Moody's (Baa3) and Fitch (BBB-). If we experienced a credit downgrade, we may be limited in our access to capital in the unsecured debt market, which we have historically utilized to fund investment activities, and the interest rate we are paying under our existing credit facility would increase.

         Our general partner's ability to raise funds through sales of common stock and preferred stock is dependent on, among other things, general market conditions for REITs, market perceptions about the Trust and the current trading price of the Trust's stock. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity markets may not be consistently available on terms that are attractive.

         Over the last few years, we have maintained our asset recycling program, which allows us to maximize our investment returns through the sale of assets that have reached their maximum investment potential and reinvest the proceeds into opportunities with more growth potential. During 2002, we sold eight multifamily properties, two office properties, one retail property and partial interests in two retail properties and generated proceeds of approximately $138.6 million. During the first quarter of 2003, we sold one multifamily property and one retail property and generated proceeds of approximately $30.9 million. During the second quarter of 2003, we sold certain outparcels adjacent one of our properties, which generated proceeds of approximately $2.1 million. During the third quarter of 2003, we sold one office property and certain outparcels adjacent to our propeties, which generated proceeds of approximately $9.4 million. Proceeds of $39.8 million from these sales transactions during 2003 were used to repay a portion of the borrowings under our unsecured line of credit and the remaining $2.6 million will be used to support our future investment activities. Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to our general partner. Our ability to sell properties in the future to raise cash will be limited if market conditions make such sales unattractive.

         As of September 30, 2003, we have an unsecured bank line of credit providing for total borrowings of up to $320 million. This line of credit agreement bears interest at LIBOR plus a spread calculated from a pricing grid based our unsecured debt ratings. Based on our current debt ratings, the spread was 105 basis points. The line of credit is renewable in November 2005, and provides for a one-year extension. The line of credit agreement includes a competitive bid feature that will allow us to convert up to $160 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The credit facility has an outstanding balance of $42.3 million at September 30, 2003. The floating weighted average interest rate of this short-term borrowing facility, including the competitive bid balance, was 1.78% at September 30, 2003, which has been swapped to a fixed rate of 2.11% plus the spread..

         At September 30, 2003, our total outstanding debt balance was $1.16 billion. The outstanding balance includes fixed-rate debt of $1.02 billion, or 88.1% of the total debt balance, and floating-rate debt of $144.5 million, or 11.9% of the total debt balance. Our total market capitalization as of September 30, 2003 was $2.7 billion and our ratio of debt to market capitalization was 42.1%. We have certain loan agreements of that contain restrictive covenants, which among other things require maintenance of various financial ratios. At September 30, 2003, we were in compliance with these covenants.

Financial Instruments: Derivatives and Hedging

         Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and caps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the quarter ended September 30, 2003, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and existing lines of credit.

         We have entered into several different hedging transactions in an effort to manage our exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of our derivative financial instruments at September 30, 2003. The notional value at September 30, 2003 provides an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.


                                                                                            Fair Value
                                                            Interest                  At September 30, 2003
          Product Type                Notional Value          Rate        Maturity        (in thousands)
--------------------------------- ----------------------- ------------- ------------- -----------------------
Interest Rate SWAP, Cash Flow     $30.2 - $27.7 million         5.932%       1/01/06  $           (2,553)
Interest Rate SWAP, Cash Flow         $50.0 million             2.113%       1/02/04                (140)
Interest Rate CAP, Cash Flow          $21.1 million             6.850%       6/29/04                   -
Interest Rate CAP, Cash Flow          $17.9 million             6.850%       7/06/04                   -
Interest Rate CAP, Cash Flow          $30.4 million            11.200%       6/30/06                   8
Interest Rate CAP, Cash Flow          $17.1 million             4.840%        4/1/04                   -
Interest Rate CAP, Cash Flow          $27.0 million             4.840%        4/1/04                   -
Interest Rate CAP, Cash Flow           $8.7 million             4.840%        4/1/04                   -


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

         During April 2003, we terminated our $50.0 million reverse interest rate swap agreement on our medium-term notes and received $2.3 million, which will be amortized over the remaining life of the original swap agreement. Additionally, we terminated two of our $50.0 million interest rate swap agreements, with an interest rate of 1.615% and 1.637%, on our unsecured line of credit, as a result of the unsecured line of credit being reduced to a level below the $150.0 million hedged. At September 30, 2003, our outstanding balance on our unsecured line of credit was $42.3 million.


Other Arrangements

         During April 2003, we entered into an agreement with an unrelated third party in connection with the third party's development of a $19.4 million multi-family property in Charlotte, North Carolina. We have agreed to loan approximately $3.3 million, which represents 17.0% of the development costs to the third party during the development of the property. Under the agreement, the balance of the loan matures in April 2005. At September 30, 2003, we had funded approximately $0.2 million to the unrelated third party. We have a right of first refusal to purchase the property should the third party elect to sell.

Inflation

         Leases at our multifamily properties generally provide for an initial term of nine months to one year and allow for rent adjustments at the time of renewal. Leases at the office properties typically provide for rent adjustments and the pass-through of certain operating expenses during the term of the lease. Leases at the retail properties typically provide for the pass-through to tenants of certain operating costs, including real estate taxes, common area maintenance expenses, and insurance. All of these provisions permit us to increase rental rates or other charges to tenants in response to rising prices and, therefore, serve to minimize our exposure to the adverse effects of inflation.

         An increase in general price levels may immediately preceed, or accompany, an increase in interest rates. At September 30, 2003, our exposure to rising interest rates was mitigated by the existing debt level of 42.1% of our total market capitalization, the high percentage of fixed rate debt (87.5%), and the use of interest rate swaps to effectively fix the interest rate on $50.0 million through January 2004, and approximately $30.0 million through January 2006. As it relates to the short-term, increases in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         As of September 30, 2003, we had approximately $144.5 million of outstanding floating rate mortgages. We also had approximately $42.3 million outstanding under floating rate credit facilities that has been swapped to a fixed rate through the use of a hedging agreement. We do not believe that the interest rate risk represented by our floating rate debt is material as of September 30, 2003, in relation to our $1.2 billion of outstanding total debt, our $2.1 billion of total assets and $2.7 billion total market capitalization as of that date.

         If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1.4 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.4 million. This assumes that the amount outstanding under our variable rate debt remains approximately $144.5 million, the balance as of September 30, 2003. If market rates of interest increase by 1%, the fair value of our total outstanding debt would decrease by approximately $59.0 million. If market rates of interest decreased by 1%, the fair value of our total outstanding debt would increase by approximately $59.0 million. This assumes our total outstanding debt remains at $1.2 billion, the balance as of September 30, 2003.

         As of September 30, 2003, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

Item 4.  Controls and Procedures.

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

                       COLONIAL REALTY LIMITED PARTNERSHIP
                          PART II -- OTHER INFORMATION

Item 2.  Changes in Securities.

         The Trust from time to time issues common shares of beneficial interest ("Common Shares") pursuant to its Dividend Reinvestment and Share Purchase Plan, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, and its Employee Share Option and Restricted Share Plan, in transactions that are registered under the Securities Act of 1933, as amended (the "Act"). Pursuant to CRLP's Third Amended and Restated Agreement of Limited Partnership, each time the Trust issues Common Shares pursuant to the foregoing plans, CRLP issues to the Trust, its general partner, an equal number of Units for the same price at which the Common Shares were sold, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act. During the quarter ended September 30, 2003, CRLP issued 233,121 Units in such transactions for an aggregate of approximately $7.2 million.


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


                                     COLONIAL REALTY LIMITED PARTNERSHIP,
                                       a Delaware limited partnership

                                   By:   Colonial Properties Trust,
                                         its general partner




Date:  November 13, 2003           By:    /s/ Howard B. Nelson, Jr.
                                              -------------------------
                                              Howard B. Nelson, Jr.
                                              Chief Financial Officer
                                             (Duly Authorized Officer
                                              and Principal Financial Officer)



Date:  November 13, 2003                /s/   Kenneth E. Howell
                                              -----------------------
                                              Kenneth E. Howell
                                              Senior Vice President and
                                              Chief Accounting Officer
                                             (Principal Accounting Officer)