Form 10-K
period 2003-12-31
COLONIAL REALTY LIMITED PARTNERSHIP
filed 2004-03-15
CIK 1013844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2003 OR

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|


         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2).

         Yes |X|   No |_|

         The aggregate market value of the common units of partnership interest held by non-affiliates of the registrant as of June 30, 2003 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $931,351,490, based on the last reported sale price of the common shares of Colonial Properties Trust into which common units are exchangeable.

         Documents Incorporated by Reference

         Portions of Colonial Properties Trust's proxy statement for the annual shareholders meeting to be held in 2004 are incorporated by reference to Items 10, 11, 12, 13 and 14 of Part III.

         This annual report on Form 10-K contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, and our affiliates, or the industry's actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements. Such factors include, among others, the following:

     o National, regional and local economic and business conditions that will, among other things, affect:
          o    Demand for multifamily, office and retail properties,
          o The ability of the general economy to recover timely from the current economic downturn,
          o    Availability and creditworthiness of tenants,
          o    The level of lease rents, and
          o    The availability of financing for both tenants and us;
     o Adverse changes in the real estate markets, including, among other things:
          o    Competition with other companies, and
          o Risks of real estate acquisition and development (including the failure of pending developments to be completed on time and within budget);
     o Actions, strategies and performance of affiliates that we may not control or companies in which we have made investments;
     o    Ability to obtain insurance at a reasonable cost;
     o Ability to maintain our general partner's status as a real estate investment trust ("REIT") for federal and state income tax purposes;
     o    Governmental actions and initiatives; and
     o    Environmental/safety requirements.


                                     PART I

Item 1.           Business.

     As used herein, the terms "CRLP", "we", "us" and "our" refer to Colonial Realty Limited Partnership, a Delaware limited partnership, and its subsidiaries and other affiliates, including, Colonial Properties Services Limited Partnership ("CPSLP") and Colonial VRS L.L.C. or, as the context may require, Colonial Realty Limited Partnership only. As used herein, the term the "Trust" includes Colonial Properties Trust, an Alabama real estate investment trust, and one or more of its subsidiaries and other affiliates, including CRLP, CPSLP and Colonial Properties Services, Inc. or, as the context may require, Colonial Properties Trust only.

         We are the operating partnership of the Trust, our general partner, which is an owner, developer and operator of multifamily, office and retail properties in the Sunbelt region of the United States. The Trust is a fully-integrated real estate company, which means that it is engaged in the acquisition, development, ownership, management and leasing of commercial real estate property. The Trust's assets are owned by, and substantially all of its business is conducted through, CRLP and its subsidiaries and other affiliates. The Trust holds approximately 71.8% of the interest in us. Our activities include ownership and operation of a diversified portfolio of 112 properties as of December 31, 2003, consisting of multifamily, office and retail properties located in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas, and Virginia.

         As of December 31, 2003, we owned 42 multifamily apartment communities containing a total of 15,224 apartment units (the "multifamily properties"), 25 office properties containing a total of approximately 5.5 million square feet of office space (the "office properties"), 45 retail properties containing a total of approximately 15.3 million square feet of retail space (the "retail properties"), and certain parcels of land adjacent to or near certain of these properties (the "land"). The multifamily properties, the office properties, the retail properties and the land are referred to collectively as the "properties". As of December 31, 2003, the multifamily properties, the office properties, and the retail properties that had achieved stabilized occupancy were 92.9%, 89.7% and 89.6% leased, respectively.

         Our executive offices are located at 2101 Sixth Avenue North, Suite 750, Birmingham, Alabama, 35203 and our telephone number is (205) 250-8700. We were formed in Delaware on August 6, 1993.

Formation of the Trust and CRLP

         The Trust and CRLP were formed to succeed to substantially all of the interests of Colonial Properties, Inc., an Alabama corporation, its affiliates and certain other entities in a diversified portfolio of multifamily, office, and retail properties located in Alabama, Florida, and Georgia and to the development, acquisition, management, leasing, and brokerage businesses of Colonial Properties, Inc.

Acquisitions and Developments

         The following table summarizes our acquisitions and developments that were completed in 2003. For the purposes of the following table and throughout this Form 10-K, the size of a multifamily property is measured by the number of units and the size of an office property or retail property is measured in square feet.

                                                                                                  Total
                                                                             Total                 Cost
                                                      Location           Units/Sq. Feet       (in thousands)
                                                 -------------------    -----------------   -------------------
Acquisitions:

Multifamily Properties
Colonial Grand at Metrowest                      Orlando, FL                         311              $ 26,000
Colonial Village at Quarry Oaks                  Austin, TX                          533                33,350
                                                                        -----------------   -------------------
                                                                                     844                59,350
                                                                        -----------------   -------------------
Office Properties
Colonial Center Research Place                   Huntsville, AL                  272,558                18,912
                                                                        -----------------   -------------------
          Total Acquisitions                                                                          $ 78,262
                                                                                            -------------------
Completed Developments:

Office Properties
Colonial Center at TownPark 200                  Orlando, FL                     155,000              $ 18,623
                                                                        -----------------   -------------------
Retail Properties
                                                                        -----------------   -------------------
Colonial TownPark - Lake Mary                    Orlando, FL                     143,000                19,247
                                                                        -----------------   -------------------
          Total Developments                                                                          $ 37,870
                                                                                            -------------------
          Total Acquisitions and Developments                                                        $ 116,132
                                                                                            -------------------

Acquisitions

         During 2003, we acquired two multifamily properties and one office property as described below.

         Multifamily Properties

         Colonial Grand at Metrowest - During December 2003, we acquired Colonial Grand at Metrowest, a 311 unit apartment community located in the prestigious Metrowest master planned development in the southwest submarket of Orlando, Florida. The total purchase price was $26.0 million and was funded through advances on our unsecured line of credit. The property was originally built in 1997 and was 94.0% leased upon acquisition.

         Colonial Village at Quarry Oaks - During December 2003, we acquired Colonial Village at Quarry Oaks, a 533 unit apartment community located in the northwest area of Austin, Texas, known as the Round Rock submarket. The total purchase price was $33.4 million and was funded through advances on our unsecured line of credit. The property was originally built in 1996 and was 91.0% leased upon acquisition.

         Office Property

         Colonial Center Research Place - During December 2003, we acquired Colonial Center Research Place, a 272,558 square foot office building located within the Research Place office complex in Huntsville, Alabama. Colonial Center Research Place was constructed in 1979, renovated in 1984 and 1998, and was 100% occupied upon acquisition. Included in the purchase, we acquired approximately 30 acres of undeveloped land that could be used for future development. The property is located adjacent to our existing development Colonial Center at Research Park. The total purchase price was $18.9 million and was funded through advances on our unsecured line of credit.

Completed Development

         Office Property

         Colonial Center TownPark 200--During the fourth quarter of 2003, we completed the development of Colonial Center TownPark 200, a 155,000 square foot Class A office building in Orlando, Florida, which is part of a mixed-use development integrating multifamily, office, and retail products. The building includes the most advanced technology systems available in the market, including high-speed internet access and fiber optic network infrastructure. Project development costs, including land acquisitions totaled $18.6 million, and were funded through advances on our unsecured line of credit. Additional costs of $4.5 million are expected to be spent in future periods on tenant and building improvements as the remaining space is leased, bringing the total expected cost of the project to $23.1 million.

         Retail Property

         Colonial TownPark - Lake Mary--During the fourth quarter of 2003, we completed the development of the retail portion of Colonial TownPark - Lake Mary, a 143,000 square foot shopping center located in Orlando, Florida, within the Colonial TownPark mixed-use development. The shopping center is anchored by AmStar Theatre and will include approximately 94,000 square feet of upscale specialty shops and restaurants. Project development costs, including land acquisitions costs, totaled $19.2 million and were funded through our unsecured line of credit. Additional costs of $9.0 million are expected to be spent in future periods on tenant and building improvements as the remaining space is leased, bringing the total expected cost of the project to $28.2 million.

Continuing Development Activity

         The following table summarizes our properties that are under construction, including undeveloped land, at December 31, 2003:


                                                          Total                                          Costs
                                                          Units/                    Estimated         Capitalized
                                                         Square      Estimated     Total Costs          To Date
                                                          Feet       Completion   (in thousands)    (in thousands)
                                                        ----------  ------------- ---------------   ----------------

      Multifamily Projects:
      Colonial Grand at Mallard Creek                         252           2005  $       19,417    $         4,189
      Colonial Village Twin Lakes                             460           2005          35,000             10,992

      Retail Projects:
      Colonial Promenade Trussville Phase II               59,000           2004           8,400              6,809
      Colonial Shoppes Clay (redevelopment)                66,000           2004           4,300              3,560
      Colonial Mall Myrtle Beach (redevelopment)          530,000           2004          28,600              5,303
      Colonial University Village (redevelopment)         555,000           2005          19,100             10,742

      Mixed Use Projects Infrastructure:
      Colonial TownPark - Lake Mary                                                       33,168             21,788
      Colonial TownPark - Sarasota                                                         6,410              5,142
      Colonial Center at Mansell                                                           8,330              7,921

      Other Projects and Undeveloped Land                                                                    37,816
                                                                                                    ----------------
                                                                                                    $       114,262
                                                                                                    ================

Continuing Multifamily Development Activity

         Colonial Grand at Mallard Creek--During the fourth quarter of 2003, we began the development of Colonial Grand at Mallard Creek, a 252-unit multifamily community located in Charlotte, North Carolina. The new apartments will include numerous luxuries, including high-speed internet access, a fitness center, a swimming pool, and a resident business center. Project development costs, including land acquisition costs, are expected to be $19.4 million and will be funded through our unsecured line of credit. The development is expected to be completed in the first quarter of 2005.

         Colonial Village at Twin Lakes--During the fourth quarter of 2003, we began the development of Colonial Village at Twin Lakes, a 460-unit multifamily community located in Orlando, Florida. The new apartments will include numerous luxuries, including high-speed internet access, a fitness center, a swimming pool, and a resident business center. Project development costs, including land acquisition costs, are expected to be $35.0 million and will be funded through our unsecured line of credit. The development is expected to be completed during the fourth quarter of 2005.

Continuing Retail Development and Redevelopment Activity

         Colonial Promenade Trussville II--During the fourth quarter of 2002, we began the development of Colonial Promenade Trussville II, a 59,000 square foot addition to Colonial Promenade Trussville, a community shopping center located in Birmingham, Alabama. The center will be anchored by a Sam's and Kohl's. Project development costs, including land acquisitions costs, are expected to total $8.4 million and will be funded through our unsecured line of credit. We expect to complete the project in the second quarter of 2004.

         Colonial Shoppes Clay - During 2003, we began the redevelopment of Colonial Shoppes Clay, a 66,000 square foot community shopping center located in Birmingham, Alabama. The center will be anchored by a Publix Super Market. Project redevelopment costs are expected to total $4.3 million and will be funded through our unsecured line of credit. We expect to complete the project in the first quarter of 2004.

         Colonial Mall Myrtle Beach - During 2003, we began the redevelopment of Colonial Mall Myrtle Beach, a 530,000 square foot regional mall located in Myrtle Beach, South Carolina. The redeveloped mall will include a new Bass Pro Shops Outdoor World, an expanded American Eagle, and many more specialty shops. Project redevelopment costs are expected to total $28.6 million and will be funded through our unsecured line of credit. We expect to complete the project in the third quarter of 2004.

         Colonial University Village - During 2003, we began the redevelopment of Colonial University Village, a 555,000 square foot regional mall located in Auburn, Alabama. The redeveloped mall will be anchored by J.C. Penney, Dillard's, Sears and Belk's Department Store. The redevelopment will also add an additional 41,000 square feet of specialty shops and restaurants to the existing mall. Project redevelopment costs are expected to total $19.1 million and will be funded through our unsecured line of credit. We expect to complete the project in the fourth quarter of 2004.

Dispositions

         During 2003, we disposed of one multifamily property representing 176 units, one office property representing 29,000 square feet, and one retail property representing 152,667 square feet. The multifamily, office and retail properties were sold for a total sales price of $33.9 million, which was used to repay a portion of the borrowings under our unsecured line of credit. The following table is a summary of our disposition activity in 2003:

                                                                                                      Gain on Sales of
                                                                Units/Square        Sales Price           Property
                Property                      Location              Feet          (in thousands)       (in thousands)
    -------------------------------     -------------------    ---------------  -----------------  --------------------
  Multifamily
       Colonial Grand at Citrus Park    Tampa, FL                         176  $           13,800  $              3,025

  Office
       2100 International Park          Birmingham, AL                 29,000               3,033                   567

  Retail
       Colonial Promenade Bardmoor      St. Petersburg, FL            152,667              17,100                 6,533
                                                                                  ----------------    ------------------
            Total                                                              $           33,933  $             10,125
                                                                                  ================    ==================

Recent Developments

         Joint Venture-- During December 2003, CRLP and entities affiliated with Dreyfuss Real Estate Advisors (DRA) entered into a partnership agreement, in which we maintain a 10% interest in and manage three multifamily assets located in Birmingham, Alabama. The three assets are Colony Woods, The Meadows of Brook Highland and Madison at Shoal Run, which contain a total of 1,090 units. We purchased our 10% equity interest for a purchase price of $2.3 million, assumed $4.2 million of mortgaged debt, and the investment in the partnership is maintained on the cost basis of accounting.


Financing Activity

         We funded our acquisition, development and re-development activities primarily through proceeds received from the disposition of assets and advances on our bank line of credit.

         On April 4, 2003, we completed a $125.0 million public debt offering of unsecured senior notes. The notes, which mature in April 2013, bear a coupon rate of 6.15%, and were priced to yield an effective rate of 6.18% over the ten year term. We used the net proceeds of the offering to repay a portion of the outstanding balance on our unsecured line of credit.

         On April 30, 2003, the Trust entered into a transaction in which $125.0 million or 5,000,000 depositary shares, each representing 1/10 of a share of 8.125% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest of the Trust, were issued. The proceeds were contributed by the Trust to CRLP in exchange for the issuance by CRLP to the Trust of related Series D preferred units. The depositary shares may be redeemed by the Trust on or after April 30, 2008 and have a liquidation preference of $25.00 per depositary share. The depositary shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Trust. The net proceeds of the offering were approximately $120.7 million and were used to redeem the Trust's $125.0 million 8.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series A preferred shares") and the related Series A preferred units on May 7, 2003. Upon redemption of the Series A preferred units, we deducted the original issuance costs of the Series A preferred shares of $4.5 million from net income available to common unitholders, in accordance with the SEC's clarification of Emerging Issues Task Force (EITF) Abstracts, Topic No. D-42 "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock".

         On June 2, 2003, the Trust issued $75.2 million or 2,110,000 of its common shares at $35.65 per share in a public offering, in which Merrill Lynch & Co. acted as underwriter. The net proceeds from the offering, after deducting offering expenses were $72.5 million. The proceeds were contributed to CRLP in exchange for common units and were used to repay a portion of the outstanding balance on CRLP's unsecured line of credit.

         Over the last few years, we have maintained our asset recycling program, which we believe allows us to maximize our investment returns through the sale of assets that have reached their maximum investment potential and reinvest the proceeds into opportunities with more growth potential. As noted above, during 2003, we sold one multifamily property representing 176 units, one office property representing 29,000 square feet, and one retail property representing 152,667 square feet. The multifamily, office and retail properties were sold for a total sales price of $33.9 million, which was used to repay a portion of the borrowings under our unsecured line of credit and to support our investment activities. Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. Our ability to sell properties in the future to raise cash will be limited if market conditions make such sales unattractive. Additionally, throughout 2003, we sold various parcels of land located adjacent to our existing properties for an aggregate sales price of $24.0 million, which was also used to repay a portion of the borrowings under our unsecured line of credit and to support our investment activities.

         In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we record individual property sales as discontinued operations, unless we maintain a continuing involvement with the properties that have been sold. During 2003, all of the operating properties sold were classified as discontinued operations and the sales of the parcels of land were classified within continuing operations.


Business Strategy

       Our business objective is to generate stable and increasing cash flow and portfolio value for our partners through a strategy of:

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

         Our business strategy and the implementation of that strategy is determined by the Trust's Board of Trustees and may be changed from time to time.


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

         As of December 31, 2003, we have an unsecured bank line of credit providing for total borrowings of up to $320 million. This line of credit agreement bears interest at LIBOR plus a spread calculated based our unsecured debt ratings from time to time. Based on our current debt ratings, the spread is 105 basis points. The line of credit is renewable in November 2005, and provides for a one-year extension. The line of credit agreement includes a competitive bid feature that will allow us to convert up to $160 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The credit facility had an outstanding balance of $205.9 million at December 31, 2003. The floating weighted average interest rate of this short-term borrowing facility, including the competitive bid balance, was 2.16% at December 31, 2003.

         At December 31, 2003, our total consolidated outstanding debt balance was $1.3 billion. The outstanding balance includes fixed-rate debt of $1.0 billion, or 76.9% of the total debt balance, and floating-rate debt of $292.6 million, or 23.1% of the total debt balance. Our total market capitalization (which we define as the sum of our outstanding indebtedness, the total liquidation preference of all our preferred units and the total market value of our common units) as of December 31, 2003 was $3.0 billion and our ratio of debt to market capitalization was 42.3%. We have certain loan agreements that contain restrictive covenants, which among other things require maintenance of various financial ratios. At December 31, 2003, we were in compliance with these covenants.

         We may modify our borrowing policy and may increase or decrease our ratio of debt to total market capitalization in the future. To the extent that the Trust's Board of Trustees determines to seek additional capital, we may raise such capital through additional equity offerings, debt financings, asset dispositions or retention of cash flow (subject to provisions in the Internal Revenue Code of 1986 requiring the distribution by a REIT of a certain percentage of taxable income and taking into account taxes that would be imposed on undistributed taxable income) or a combination of these methods.


         We have entered into several different hedging transactions in an effort to manage our exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of our derivative financial instruments at December 31, 2003. The notional value at December 31, 2003 provides an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

                                                                                           Fair Value
                                                            Interest                  At December 31, 2003
            Product Type              Notional Value          Rate        Maturity       (in thousands)
    ------------------------------ ---------------------- ------------- ------------- ----------------------
    Interest Rate SWAP, Cash Flow  $30.2 - $27.7 million        5.932%       1/01/06  $       (2,126)
    Interest Rate SWAP, Cash Flow      $50.0 million            2.113%       1/02/04              (1)
    Interest Rate CAP, Cash Flow       $21.1 million            6.850%       6/29/04                -
    Interest Rate CAP, Cash Flow       $17.9 million            6.850%       7/06/04                -
    Interest Rate CAP, Cash Flow       $30.4 million           11.200%       6/30/06                6
    Interest Rate CAP, Cash Flow       $17.1 million            4.840%        4/1/04                -
    Interest Rate CAP, Cash Flow       $27.0 million            4.840%        4/1/04                -
    Interest Rate CAP, Cash Flow       $8.7 million             4.840%        4/1/04                -


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


Property Management

         We are experienced in the management and leasing of multifamily, office and retail properties and believe that the management and leasing of our own portfolio has helped maintain consistent income growth and has resulted in reduced operating expenses from the properties. The third-party management, leasing and brokerage businesses conducted through Colonial Properties Services, Inc. ("CPSI") have provided us both with a source of cash flow that is relatively stable and with the benefits of economies of scale in conjunction with the management and leasing of our own properties. These businesses also allow us to establish additional relationships with tenants who may require additional office or retail space and to identify potential acquisitions.


Operational Structure

       We manage our business with three separate and distinct operating divisions: multifamily, office and retail. We have centralized functions that are common to each division, including accounting, information technology and administrative services. Decisions regarding acquisitions, developments and dispositions are also centralized. Each division has an Executive Vice President that oversees growth and operations and has a separate management team that is responsible for acquiring, developing, and leasing properties within each division. This structure allows us to utilize specialized management personnel for each operating division. Although these divisions operate independently from one another, constant communication among the Executive Vice Presidents provides us with unique synergies allowing us to take advantage of a variety of investment opportunities. In addition, the third-party management, leasing and brokerage businesses have provided us both with a source of cash flow that is relatively stable and with the benefits of economies of scale in conjunction with the management and leasing of our own properties. These businesses also allow us to establish additional relations with tenants that may require additional retail or office space and to identify potential acquisitions. See note 7 - Segment Information in our Notes to Consolidated Financial Statements contained in this Form 10-K for information on our three segments and the reconciliation of total segment revenues to total revenues, total segment net operating income to income from continuing operations and minority interest, and total divisional assets to total assets for the years ended December 31, 2003, 2002 and 2001. Information regarding our segments contained in such note 7 - Segment Information in our Notes to Consolidated Financial Statements is incorporated by reference herein. Additional information with respect to each of the operating divisions is set forth below:

       Multifamily Division. Our multifamily division is responsible for all aspects of multifamily operations, including day-to-day management and leasing of the 42 multifamily properties, as well as the provision of third-party management services for apartment communities in which we do not have an ownership interest or have a non-controlling ownership interest.

       Office Division. Our office division is responsible for all aspects of our commercial office operations, including the provision of management and leasing services for the 25 office properties, as well as the provision of third-party management services for office properties in which we do not have an ownership interest and for brokerage services in other office property transactions.

       Retail Division. Our retail division is responsible for all aspects of our retail operations, including the provision of management and leasing services for the 45 retail properties, as well as the provision of third-party management services for retail properties in which we do not have an ownership interest and for brokerage services in other retail property transactions.


Competition

         The ownership, development, operation and leasing of multifamily, office and retail properties are highly competitive. We compete with domestic and foreign financial institutions, REITs, life insurance companies, pension trusts, trust funds, partnerships and individual investors for the acquisition of properties. In addition, we compete for tenants in our markets primarily on the basis of property location, rent charged, services provided and the design and condition of improvements. Our diversified business strategy of investing in multifamily, office and retail property types that are located in high-growth, demographically attractive cities in key Sunbelt states allows us to shift assets within our portfolio in order to take advantage of market timing and economic cycles, and to maximize investment returns.

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


Environmental Matters

         We believe that our properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. We are not aware of any environmental condition which we believe would have a material adverse effect on our financial condition or results of operations (before consideration of any potential insurance coverage). Nevertheless, it is possible that there are material environmental liabilities of which we are unaware. Moreover, no assurances can be given that
(i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of our properties have not been or will not be affected by tenants and occupants of our properties, by the condition of properties in the vicinity of our properties or by third parties unrelated to us. See "Risk Factors--Risks Associated with Our Operations-- We could incur significant costs related to environmental issues which could adversely affect our results of operations through increased compliance costs or our financial condition if we become subject to a significant liability" for a further discussion.


Insurance

         We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, certain types of losses, such as lease and other contract claims, that generally are not insured. We anticipate that we will review our insurance coverage and policies from time to time to determine the appropriate level of coverage, but we cannot predict at this time if we will be able to obtain or maintain full coverage at a reasonable cost in the future.


Employees

         As of December 31, 2003, CRLP employed approximately 950 persons, including on-site property employees who provide services for the properties that we own and/or manage.


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

         In addition, our consolidated financial statements include the operations of a taxable REIT subsidiary, CPSI, that is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI provides property management, construction management and development services for third-party owned properties and administrative services to us. We generally reimburse CPSI for payroll and other costs incurred in providing services to us. All inter-company transactions are eliminated in the accompanying consolidated financial statements. We recognized tax expense of $0.1 million in 2003 related to the taxable income of CPSI.


Available Information

         Our general partner's website address is www.colonialprop.com and provides access in the "Investor Relations" section, free of charge, to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Additionally, our general partner's corporate governance guidelines, governance committee charter, audit committee charter, executive compensation committee charter, our general partner's code of ethics for the Trust's trustees, officers and employees, and our general partner's code of ethical conduct for the Trust's chief executive officer and senior financial officers are available on our general partner's website as well. If you are not able to access our general partner's website, the information is available in print form to any partner who should request the information directly from us.

Executive Officers of the Trust

         We are managed by the Trust, the general partner of CRLP. The following is a biographical summary of the executive officers of the Trust:


         Thomas H. Lowder, 54, has been a trustee of the Trust since 1993. He has served as the Trust's chairman of the board, president and chief executive officer since July 1993. Mr. Lowder became president of Colonial Properties, Inc., the Trust's predecessor, in 1976, and since that time has been actively engaged in the acquisition, development, management, leasing and sale of multifamily, office and retail properties for the Trust. Mr. Lowder's most recent board appointment was his election to the National Association of Real Estate Investment Trust's ("NAREIT") Board in June 1999. He presently serves on the board of directors of Community Foundation of Greater Birmingham, United Way of Central Alabama, Children's Hospital, Birmingham Southern College, and Crippled Children's Foundation. Mr. Lowder is a member of the executive committee of the board of trustees. Mr. Lowder is the brother of James K. Lowder, one of the Trust's trustees.


         C. Reynolds Thompson, III, 41, has been the Trust's Chief Operating Officer since September 1999, responsible for the multifamily, office, retail and mixed-use divisions. Mr. Thompson oversees the management, acquisition, leasing and development of properties within its three operating divisions and development in the mixed-use division. Prior to his appointment as Chief Operating Officer, Mr. Thompson was Chief Investment Officer of the Trust, responsible for investment strategies, market research, due diligence, mergers and acquisitions, joint venture development and cross-divisional acquisitions from May 1998 to September 1999. Prior to his position as Chief Investment Officer, Mr. Thompson served as Executive Vice President--Office Division, with responsibility for management of all office properties owned and/or managed by us, from May 1997 to May 1998. Mr. Thompson joined the Trust in February 1997 as Senior Vice President--Office Acquisitions, with responsibility for all acquisitions of office properties. Prior to joining the Trust, Mr. Thompson worked for CarrAmerica Realty Corporation in office building acquisitions and due diligence. His seventeen-year real estate background includes acquisitions, development, leasing, and management of office properties in the South. Mr. Thompson is a member of the Executive Committee of the Metropolitan Development Board, an active member of the National Association of Industrial and Office Parks ("NAIOP"), and he serves on the Board of Trustees for the Alabama Real Estate Research and Education Center. Mr. Thompson holds a Bachelor of Science Degree from Washington and Lee University.

         John P. Rigrish, 55, has been the Trust's Chief Administrative Officer since 1998, and is responsible for the supervision of Accounting Operations, Information Technology, Human Resources and Employee Services. Prior to joining the Trust, Mr. Rigrish worked for BellSouth Corporation in Corporate Administration and Services. Mr. Rigrish holds a Bachelor of Science degree from Samford University and did his postgraduate study at Birmingham-Southern College. He served on the Edward Lee Norton Board of Advisors for Management and Professional Education at Birmingham-Southern College and the Board of Directors of Senior Citizens, Inc. in Nashville, Tennessee. As a result of the retirement of Howard B. Nelson, Jr. as the Trust's Chief Financial Officer on March 1, 2004, Mr. Rigrish has assumed duties as the Trust's acting Chief Financial Officer.

         Paul F. Earle, 45, has been the Trust's Executive Vice-President-Multifamily Division since May 1997, and is responsible for management of all multifamily properties we own and/or manage. He joined the Trust in 1991 and has served as Vice President - Acquisitions, as well as Senior Vice President - Multifamily Division. Mr. Earle serves as Chairman of the Alabama Multifamily Council and is an active member of the National Apartment Association. He also served as President of the Board of Directors of Big Brother/Big Sisters and is a board member of the National Multifamily Housing Council. Before joining us, Mr. Earle was the President and Chief Operating Officer of American Residential Management, Inc., Executive Vice President of Great Atlantic Management, Inc. and Senior Vice President of Balcor Property Management, Inc.

         Robert A. "Bo" Jackson, 49, has been the Trust's Executive Vice President-Office Division since December 1997, and is responsible for management of all office properties we own and manage. Prior to joining the Trust, Mr. Jackson worked for Beacon Properties as a Vice President responsible for leasing performance, new office development and acquisitions throughout the Southeast. In these capacities, he has been involved in a significant amount of Atlanta urban and suburban office development. Mr. Jackson has received professional accolades from The Atlanta Board of Realtors, The Downtown Developers Group and NAIOP. Mr. Jackson is active member of NAIOP and an active member of the Urban Land Institute. He is also a member of the Board of Directors of the Greater North Fulton Chamber of Commerce. Mr. Jackson holds a Bachelor of Science Degree in Business Administration from the University of Delaware.

         Charles E. Light, 43, has been the Trust's Executive Vice President - Retail Division since February 2004 with primary responsibility for all aspects of the retail properties we own and manage, including leasing, acquisitions, development and operations. He joined us in July 2003 and served as Senior Vice President - Retail Leasing until February 2004. Mr. Light has 18 years of retail leasing experience with such companies as Faison Associates, Jacobs Group, Homart Development and LaSalle Partners. Prior to joining the Trust, Mr. Light was Managing Director of Retail with Faison & Associates. Mr. Light's 18 year career includes leasing assignments with the Jacobs Company, Homart and La Salle Partners which extended from coast to coast. Mr. Light holds a Bachelor of Science degree from the University of Nebraska as well as a Master of Business Administration from Southern Methodist University.

         Charles A. McGehee, 57, has been the Trust's Executive Vice President - Mixed-Use Development Division since September 1999 and is responsible for our development of properties with mixed-use product types. Mr. McGehee also oversees land acquisitions and dispositions. From September 1993 to September 1999 Mr. McGehee was responsible for Land Acquisitions and Development, Brokerage and Dispositions for the Trust. From January 1990 to September 1993 Mr. McGehee was Senior Vice President - Office Division. He joined the Trust in 1976 as Vice President of Retail Leasing and was responsible for leasing all retail space owned and/or managed. Mr. McGehee has served as president and as a board member of NAIOP and is a member of the Board of Directors of the Birmingham Area Board of Realtors. Mr. McGehee is currently on the board of trustees for the Birmingham Chamber of Commerce. He holds a Bachelor of Science Degree from Auburn University.

         Kenneth E. Howell, 54, has been the Trust's Senior Vice President-Chief Accounting Officer since August 1998 and is responsible for the supervision of accounting for all of the properties we own and/or manage. Mr. Howell joined the Trust in 1981, and served as Controller for the Trust from 1986 through 1998. From 1981 to 1986 he held the position of Assistant Controller of the Colonial Company, parent company of the then private Colonial Properties, Inc. He serves on the Auburn University School of Accountancy Advisory Board. Mr. Howell holds a Bachelor of Science Degree in Accounting and a minor in Finance from Auburn University.




Risk Factors

         Set forth below are the risks that we believe are material to investors who purchase or own our common or preferred units of limited partnership interest or our debt securities. Our units are redeemable for cash or, at the election of the Trust, on a one-for-one basis for the Trust's common shares of beneficial interest.

Risks Associated with Real Estate

         We face risks associated with numerous national, regional and local economic conditions that are not in our control, any or all of which could adversely affect our results of operations through decreased revenues.

         During the last few years, we have seen a dramatic slowdown in the U.S. economy, and the general business climate has been negatively impacted. The Sunbelt region has similarly experienced a slowdown in its economy. The industry slowdowns, higher unemployment rates, reduced demand for apartment homes and declines in household formations resulting from the economic slowdown, particularly in the Sunbelt region in which we operate, have adversely impacted, and may continue to impact, our results of operations through decreased revenues.

         Although the results of operations of each of our three business segments have been adversely impacted by the decline in the economy, our multifamily properties, which rely heavily on short-term leases, have been most affected. In addition to the general slowdown in the economy, the low interest rate environment which we have experienced also impacted our multifamily properties as more people considered buying their homes instead of renting. Any continuation or worsening of current economic conditions generally and in our principal market areas may continue to have a negative impact on our results of operations.

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

         Because real estate investments are illiquid, we may not be able to sell our properties in response to economic changes which could adversely affect our results of operations or financial condition.

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

         While our properties are diversified in three different segments, all of our properties are located in the Sunbelt region of the United States. In particular, we derived an aggregate of approximately 49.7% of our net operating income in 2003 from properties located in or near three key cities: (a) Birmingham, Alabama, which accounted for 20.2% of our 2003 net operating income;
(b) Orlando, Florida, which accounted for 20.0% of our 2003 net operating income; and (c) Huntsville/Decatur, Alabama, which accounted for 9.5% of our 2003 net operating income. If the Sunbelt region of the United States, and in particular the areas of or near Birmingham, Orlando and Huntsville/Decatur, experiences a slowdown in the economy or a natural disaster, our results of operations may be negatively affected through decreased revenues or increased costs. Also, our financial condition may be negatively affected through the damage or loss of assets.

         We have been and may continue to be affected negatively by tenant bankruptcies and downturns in tenants' businesses, which may adversely affect our operating results by decreasing our revenues.

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

         Risks associated with the property management, leasing and brokerage businesses could adversely affect our results of operations by decreasing our revenues.

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

         We could incur significant costs related to environmental issues which could adversely affect our results of operations through increased compliance costs or our financial condition if we become subject to a significant liability.

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

     On December 29, 1998, we acquired Bel Air Mall in Mobile, Alabama. During the course of our environmental due diligence, we identified several different areas of the property in which contamination is present. One of those areas involves drycleaner solvent; the others involve petroleum contamination. The Alabama Department of Environmental Management ("ADEM") is overseeing the investigation and cleanup of the drycleaner contamination. Under the terms of the purchase and sale agreement, the former owner of the property purchased a $10 million environmental insurance policy (including paying the $275,000 up front deductible) and established an escrow account totaling $1,000,000 to cover any costs associated with investigation and remediation of the contaminated areas not covered by the insurance policy. Under the agreement the seller will be performing all required remediation of the drycleaner contamination until a "no further action" status is obtained from ADEM. In addition, two locations, which contained petroleum contamination, have now received a "no further action" status from ADEM.

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

         We will continue to acquire multifamily, office or retail properties only if they meet our criteria and we believe that they will enhance our future financial performance and the value of our portfolio. Our belief, however, is based on and is subject to risks, uncertainties and other factors, many of which are forward-looking and are uncertain in nature or are beyond our control. In addition, some of these properties may have unknown characteristics or deficiencies or may not complement our portfolio of existing properties. As a result, some properties may be worth less or may generate less revenue than, or simply not perform as well as, we believed at the time of the acquisition, negatively affecting our operating results.

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

Any one or more of these risks may cause us to incur unexpected costs in connection with our development strategy, which would negatively affect our results of operations.

Risks Associated with Our Indebtedness and Financing

         We have substantial indebtedness and our cash flow may not be sufficient to make required payments on our indebtedness.

         We rely heavily on debt financing for our business. As of December 31, 2003, we had total debt of approximately $1.35 billion, consisting of $1.27 billion of consolidated debt and $78.6 million representing our pro rata share of joint venture debt. Due to our high level of debt our cash flow may be insufficient to meet required payments of principal and interest. If a property were mortgaged to secure payment of indebtedness and we were unable to meet mortgage payments, the mortgagee could foreclose upon that property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies.

         In addition, if principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt.

         We may be unable to repay our existing indebtedness as it matures, which could adversely affect our financial condition and results of operations.

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

         Our degree of leverage could limit our ability to obtain additional financing which would negatively impact our results of operation and financial condition.

         As of December 31, 2003, our consolidated borrowings and pro rata share of unconsolidated borrowings totaled approximately $1.35 billion (as described above), which represented approximately 43.8% of our total market capitalization. Total market capitalization represents the sum of the outstanding indebtedness (including our share of joint venture indebtedness), the total liquidation preference of all our preferred units and the total market value of our common units, based on the closing price of the Trust's common shares as of December 31, 2003. Our leverage and any future increases in our leverage could adversely affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes which would negatively impact our results of operation and financial condition.

         Due to the significant amount of our variable rate debt, rising interest rates would adversely affect our results of operation.

         As of December 31, 2003, we had approximately $323.4 million of variable rate debt outstanding, consisting of $292.6 million of our consolidated debt and $30.8 million representing our pro rata share of variable rate unconsolidated joint venture debt. While we have sought to refinance our variable rate debt with fixed rate debt or cap our exposure to interest rate fluctuations by using interest rate swap agreements where appropriate, it is not possible for us to only have fixed rate debt. In addition, as opportunities arise, we may borrow additional money with variable interest rates in the future. As a result, a significant increase in interest rates would adversely affect our results of operations.

         We have entered into debt agreements with covenants that restrict our operating activities, which could adversely affect our results of operations, and violation of these restrictive covenants could adversely affect our financial condition through debt defaults or acceleration.

         Our credit facility contains numerous customary restrictions, requirements and other limitations on our ability to incur debt, including:

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

         Because we depend on third party financing for our development, expansion or acquisition activities, an inability to obtain sufficient third party financing could adversely affect our results of operations and financial condition.

         In order for the Trust to qualify as a REIT, the Trust must distribute to its shareholders each year at least 90% of the Trust's REIT taxable income, excluding any net capital gain. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs from income from operations. As a result, as we continue to develop or acquire new properties or expand existing properties, we will continue to rely on third-party sources of capital, including lines of credit, secured or unsecured debt (both construction financing and permanent debt), and equity issuances. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market's perception of our growth potential and our current and potential future earnings. Moreover, additional equity offerings of the Trust may result in substantial dilution of our partners' interests, and additional debt financing may substantially increase our leverage. There can be no assurance that we will be able to obtain the financing necessary to fund new development or project expansions or our acquisition activities on terms favorable to us or at all. If we are unable to obtain sufficient level of third party financing to fund our growth, our results of operations and financial condition may be adversely affected.

         Our senior notes do not have an established trading market. As a result, you may not be able to sell your notes.

         Each series of the senior notes is a new issue of securities with no established trading market. We do not intend to apply for listing of any series of notes on any national securities exchange. The underwriters in an offering of senior notes may advise us that they intend to make a market in the notes, but they are not obligated to do so and may discontinue market making at any time without notice. We can give no assurance as to the liquidity of or any trading market for any series of our notes.

Risks Associated with Our Organization

         Some of the Trust's trustees and officers have conflicts of interest and could exercise influence in a manner inconsistent with holders of interests in CRLP.

         As a result of their substantial ownership of common units, Messrs. Thomas Lowder, the Trust's Chairman of the Board, Chief Executive Officer and President, and James Lowder, Harold Ripps, Herbert Meisler, M. Miller Gorrie, and William Johnson, each of whom is a trustee of the Trust, might seek to exert influence over our decisions as to sales or re-financings of particular properties we own. Any such exercise of influence might produce decisions that are not in the best interest of all of the holders of interests in us.

         The Lowder family and their affiliates hold interests in companies that have performed construction, management, insurance brokerage and other services with respect to our properties. These companies may perform similar services for us in the future. As a result, the Lowder family may realize benefits from transactions between such companies and us that are not realized by other holders of interests in us. In addition, Thomas and James Lowder, as trustees of the Trust, may be in a position to influence us to do business with companies in which the Lowder family has a financial interest. Our policies may not be successful in eliminating the influence of conflicts. Moreover, transactions with companies controlled by the Lowder family, if any, may not be on terms as favorable to us as we could obtain in an arms-length transaction with a third party.

         Restrictions on the acquisition and change in control of the Trust may have adverse effects on the value of our common units.

         Various provisions of the Declaration of Trust of the Trust restrict the possibility for acquisition or change in control of the Trust, even if the acquisition or change in control were in the unitholders' interest. As a result, the value of our common units may be less than they would otherwise be in the absence of such restrictions.

         We may change our business policies in the future, which could adversely affect our financial condition or results of operations.

         Our major policies, including our policies with respect to development, acquisitions, financing, growth, operations, debt capitalization and distributions, are determined by the Board of Trustees of the Trust. Although it has no present intention to do so, the Board of Trustees of the Trust may amend or revise these and other policies from time to time. A change in these policies could adversely affect our financial condition or results of operations, including our ability to service debt.

Risks Associated with Income Tax Laws

         The Trust intends to qualify as a REIT, but we cannot guarantee that it will qualify as a REIT, which failure to qualify as a REIT would adversely affect our results of operations.

         We believe that the Trust has qualified for taxation as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 1993. If the Trust qualifies as a REIT, it generally will not be subject to federal income tax on its income that it distributes to its shareholders. The Trust plans to continue to meet the requirements for taxation as a REIT, but it may not qualify. Many of the REIT requirements are highly technical and complex. The determination that it is a REIT requires an analysis of various factual matters and circumstances that may not be totally within its control. For example, to qualify as a REIT, at least 95% of its gross income must come from sources that are itemized in the REIT tax laws. The Trust generally is prohibited from owning more than 10% of the voting securities or more than 10% of the value of the outstanding securities of any one issuer, subject to certain exceptions, including an exception with respect to corporations electing to be "taxable REIT subsidiaries," and the Trust is also required to distribute to shareholders at least 90% of its REIT taxable income, excluding capital gains. The fact that it holds most of its assets through CRLP and the fact of its ongoing reliance on factual determinations, such as determinations related to the valuation of its assets, further complicate the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize its REIT status. Furthermore, Congress and the Internal Revenue Service might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for it to remain qualified as a REIT. We do not believe, however, that any pending or proposed tax law changes would jeopardize its REIT status.

         If the Trust failed to qualify as a REIT, it would be subject to federal income tax at regular corporate rates. Also, unless the Internal Revenue Service granted the Trust relief under certain statutory provisions, it would remain disqualified as a REIT for the four years following the year it first failed to qualify. If the Trust failed to qualify as a REIT, it would have to pay significant income taxes and would therefore have less money available for investments or for distributions to its shareholders. This would likely have a significant adverse affect on the value of the Trust's common shares. In addition, the Trust would no longer be required to make any distributions to its shareholders, but we would still be required to distribute quarterly substantially all of our net cash revenues to our unitholders.

         The reduction of the tax rate on certain dividends from non-REIT C corporations may adversely affect the Trust and its shareholders.

         The maximum tax rate on certain corporate dividends received by individuals through December 31, 2008 has been reduced from 38.6% to 15%. This change has reduced substantially the so-called "double taxation" (that is, taxation at both the corporate and shareholder levels) that had generally applied to non-REIT corporations but not to REITs. REIT dividends are not eligible for the new, lower income tax rates, except in certain circumstances where the dividends are attributable to income that has been subject to corporate-level tax. This legislation could cause individual investors to view stock in non-REIT corporations as more attractive than shares in REITs, which may negatively affect the value of the Trust's common shares. We cannot predict what effect, if any, the reduction in the tax rate on certain non-REIT dividends may have on the value of the Trust's shares, either in terms of price or relative to other potential investments.

         To the extent that the Trust or any taxable REIT subsidiary is required to pay federal, state or local taxes, we will have less cash available for distribution to unitholders.

         Even if the Trust qualifies as a REIT for federal income tax purposes, it is required to pay some federal, state and local taxes on its income and property. For example, if the Trust has net income from "prohibited transactions," that income will be subject to a 100% federal tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. Although we occasionally undertake sales of assets that become inconsistent with our long-term strategic or return objectives, we do not believe that those sales should be considered prohibited transactions. There can be no assurance, however, that the IRS would not contend otherwise. In addition, the Trust may have to pay some state or local income taxes because not all states and localities treat REITs the same as they are treated for federal income tax purposes. CPSI and other corporate subsidiaries have elected to be treated as "taxable REIT subsidiaries" for federal income tax purposes. A taxable REIT subsidiary is a fully taxable corporation and is limited in its ability to deduct interest payments made to us. In addition, the Trust will be subject to a 100% penalty tax on some payments that it receives if the economic arrangements among our tenants, our taxable REIT subsidiaries and us are not comparable to similar arrangements among unrelated parties. To the extent that we or any taxable REIT subsidiary is required to pay federal, state or local taxes, we will have less cash available for distribution to partners.


Item 2.  Properties.


General

         As of December 31, 2003, our real estate portfolio consisted of 112 properties consisting of whole or partial ownership interests, located in nine states in the Sunbelt region of the United States. We maintain non-controlling partial interests of 10% to 50% in 18 of the 112 operating properties. The 112 properties we owned at December 31, 2003 consisted of the following:

                              Summary of Properties

                                                        Total 2003         Percent of
                                      Units/             Property          Total 2003         Percentage
                      Number of        GRA/             Revenue (2)         Property         Occupancy at
 Type of Property     Properties     NRA (1)           (in thousands)     Revenue (2)       Dec. 31, 2003 (3)
------------------   ----------   --------------      ---------------    --------------    -----------------

 Multifamily                42           15,224    (4)      $ 98,949             28.4%          92.9%
 Office                     25        5,463,830    (5)        93,508             26.8%          89.7%
 Retail                     45       15,342,472    (6)       156,805             44.8%          89.6%
                     ----------                       ---------------    --------------
     Total                 112                             $ 349,262   (7)      100.0%   (7)
                     ==========                       ===============    ==============

(1) Units (in this table only) refers to multifamily units, GRA refers to gross retail area, which includes gross leasable area and space owned by anchor tenants and NRA refers to net rentable area of office space. Information is presented as of December 31, 2003.
(2) Property revenues for each of our three divisions constitutes our segment data (see Note 7 - Segment Information to the audited financial statements contained herein) and includes our proportionate share of revenue from those multifamily, office and retail properties accounted for under the equity method, and our share of the properties disposed of in 2003.
(3) Excludes the units/square feet of development or expansion phases of one office property and one retail property that had not achieved stabilized occupancy as of December 31, 2003.
(4) Amount includes 2,833 units at 10 multifamily properties, in which we maintain a 15.0% ownership interest. (5) Amount includes 29,988 square feet at one office property, in which we maintain a 33.33% ownership interest.
     (6) Amount includes 1,277,235 square feet at three retail properties, in which we maintain a 10.0% - 50.0% ownership interest.
(7) Amount includes $16,242 of our proportionate share of revenue from unconsolidated properties and $3,357 of revenue from properties classified as discontinued operations during 2003. In order to arrive at consolidated property revenues of $329,663, in accordance with Generally Accepted Accounting Principles ("GAAP"), these amounts must be removed from the total property revenue. Management believes including our proportionate share of revenue from unconsolidated properties and revenues from discontinued operations provide investors with a more complete description of our gross revenues. Refer to Note 7 - Segment Information to the audited financial statements contained herein.

Multifamily Properties

         The 42 multifamily properties, contain a total of 15,224 garden-style apartments and range in size from 125 to 1,080 units. Eighteen multifamily properties (containing a total of 6,812 units) are located in Alabama, 12 multifamily properties (containing a total of 4,913 apartment units) are located in Florida, six multifamily properties (containing a total of 1,382 units) are located in Georgia, two multifamily properties (containing a total of 498 units) are located in Mississippi, two multifamily properties (containing a total of 764 units) are located in South Carolina, and two multifamily properties (containing 855 units) are located in Texas. Each of the multifamily properties is established in its local market and provides residents with numerous amenities, which may include a swimming pool, exercise room, jacuzzi, clubhouse, laundry room, tennis court(s), and/or a playground. All of the multifamily properties are managed by us.

         The following table sets forth certain additional information relating to the multifamily properties as of and for the year ended December 31, 2003.

                             Multifamily Properties


                                                                                                         Total       Percent of
                                                                                              Average  Multifamily      Total
                                          Year        Number     Approximate                  Rental    Property   2003 Multifamily
 Multifamily                            Completed       of       Rentable Area  Percent        Rate   Revenue for     Property
 Property (1)              Location        (2)       Units (3)   (Square Feet)  Occupied     Per Unit     2003         Revenue (4)
-----------------------  -------------  ----------  ----------  -------------  ----------  ------------------------  --------------

 Alabama:
 CV at Cahaba Heights (7) Birmingham    1992              125        131,230       96.8%      $ 765      $ 160,924            0.2%
 CG at Edgewater          Huntsville    1990              500        541,650       91.6%        711      4,054,664            4.1%
 CG at Galleria           Birmingham    1986/96         1,080      1,195,186       93.7%        684      8,012,703            8.1%
 CG at Galleria Woods     Birmingham    1994              244        260,720       97.1%        703      1,977,623            2.0%
 CG at Liberty Park       Birmingham    2000              300        338,684       93.3%        952      3,079,287            3.1%
 CG at Madison            Huntsville    2000              336        354,592       95.2%        776      3,016,939            3.0%
 CG at Promenade          Montgomery    2000              384        424,372       95.1%        824      3,591,442            3.6%
 CG at Riverchase         Birmingham    1984/91           468        745,840       93.6%        790      3,983,970            4.0%
 CV at Ashford Place      Mobile        1983              168        139,128       93.5%        545        911,703            0.9%
 CV at Huntleigh Woods    Mobile        1978              233        199,052       93.0%        517      1,234,074            1.2%
 CV at Inverness          Birmingham    1986/87/90        586        551,597       96.5%        617      4,098,422            4.1%
 CV at Research Park      Huntsville    1987/94           736        809,343       93.1%        593      5,262,794            5.3%
 CV at Trussville         Birmingham    1996/97           376        410,340       95.5%        746      3,197,130            3.2%
 CV at Hillwood (7)       Montgomery    1984              160        150,912       94.4%        610        165,560            0.2%
 CV at Inverness Lakes  I Mobile        1983              186        176,460       87.1%        581        172,602            0.2%
 CG at Inverness Lakes II Mobile        1996              312        329,926       81.4%        695        345,294            0.3%
 CG at Mountain Brook (7) Birmingham    1987/91           392        392,700       89.1%        701        465,235            0.5%
 CV at Rocky Ridge (7)    Birmingham    1984              226        258,900       94.2%        675        248,107            0.3%
                                                    ----------  -------------  ----------  ---------  -------------   -------------
     Subtotal - Alabama                                 6,812      7,410,632       94.0%        695     43,978,473           44.4%
                                                    ----------  -------------  ----------  ---------  -------------   -------------
 Florida:
 CG at Citrus Park (8)    Tampa         1999                                                               440,189            0.4%
 CG at Cypress Crossing   Orlando       1999              250        314,596       93.9%      1,026      2,575,233            2.6%
 CG at Gainesville        Gainesville   1989/93/94        560        488,624       94.3%        801      3,992,374            4.0%
 CG at Heather Glen       Orlando       2000              448        524,074       94.8%        943      4,247,545            4.3%
 CG at Heathrow           Orlando       1997              312        370,028       93.9%      1,016      3,055,057            3.1%
 CG at Hunter's Creek     Orlando       1997              496        624,464       94.9%        955      4,743,351            4.8%
 CG at Lakewood Ranch     Sarasota      1999              288        301,656       95.5%        945      3,011,872            3.0%
 CG at Metrowest          Orlando       1997              311        313,500       94.0%        850          6,492 (6)        0.0%
 CG at TownPark           Orlando       2002              456        584,664       93.7%      1,057      4,671,249            4.7%
 CV at TownPark           Sarasota      2002              272        316,370       92.8%        993      2,392,144            2.4%
 CV at Lake Mary          Orlando       1991/95           504        431,396       93.0%        764      3,894,417            3.9%
 CG at Ponte Vedra (7)    Jacksonville  1988              240        211,640       94.4%        814        328,041            0.3%
 CG at River Hills (7)    Tampa         1991/97           776        690,312       91.1%        679        829,685            0.8%
                                                    ----------  -------------  ----------  ---------   ------------   -------------
     Subtotal - Florida                                 4,913      5,171,324       94.0%        876     34,187,649           34.6%
                                                    ----------  -------------  ----------  ---------   ------------   -------------
 Georgia:
 CG at Barrington Club (7)Macon         1996              176        191,940       87.5%        746        192,166            0.2%
 CG at Wesleyan           Macon         1997              328        382,946       87.8%        737      2,313,905            2.3%
 CV at Timothy Woods      Athens        1996              204        211,444       91.7%        802      1,817,713            1.8%
 CV at Vernon Marsh       Savannah      1986/87           178        151,226       93.8%        669      1,241,116            1.3%
 CV at Walton Way         Augusta       1984              256        254,264       91.8%        644      1,912,083            1.9%
 CV at Stockbridge (7)    Stockbridge   1993/94           240        253,200       98.0%        787        265,811            0.3%
                                                    ----------  -------------  ----------  ---------   ------------   -------------
     Subtotal - Georgia                                 1,382      1,445,020       91.0%        730      7,742,794            7.8%
                                                    ----------  -------------  ----------  ---------   ------------   -------------
 Mississippi:
 CG at The Reservoir      Jackson       2000              170        195,605       98.8%        862      1,766,364            1.8%
 CV at Natchez Trace      Jackson       1995/97           328        342,800       92.4%        728      2,797,742            2.8%
                                                    ----------  -------------  ----------  ---------   ------------   -------------
     Subtotal - Mississippi                               498        538,405       94.6%        774      4,564,106            4.6%
                                                    ----------  -------------  ----------  ---------   ------------   -------------
 South Carolina:
 CV at Ashley Plantation  Bluffton      1998/2000         414        425,095       76.9%        811      3,088,380            3.1%
 CV at Caledon Wood       Greenville    1995/96           350        348,305       90.6%        712      2,390,003            2.4%
                                                    ----------  -------------  ----------  ---------    -----------   -------------
     Subtotal - South Carolina                            764        773,400       83.2%        766      5,478,383            5.5%
                                                    ----------  -------------  ----------  ---------    -----------   -------------
 Texas:
 CV at Haverhill          San Antonio   1997              322        326,914       88.8%        941      2,988,155            3.0%
 CV at Quarry Oaks        Austin        1996              533        459,800       91.0%        793          9,873 (6)        0.0%
                                                    ----------  -------------  ----------  ---------    -----------   -------------

     Subtotal - Texas                                     855        786,714       90.2%        860      2,998,027            3.0%
                                                    ----------  -------------  ----------  ---------    -----------   -------------
     TOTAL                                             15,224     16,125,495       92.9%      $ 794 (5)$98,949,432          100.0%
                                                    ==========  =============  ==========  =========    ===========   =============

--------------------
(footnotes on next page)


(1) All multifamily properties are 100% owned by us with the exception of the properties noted in (7) below. In the listing of multifamily property names, CG has been used as an abbreviation for Colonial Grand and CV as an abbreviation for Colonial Village.
(2) Year initially completed and, where applicable, year(s) in which additional phases were completed at the property.
(3) Units (in this table only) refers to multifamily apartment units. Number of units includes all apartment units occupied or available for occupancy at December 31, 2003.
(4) Percent of Total Multifamily 2003 Property Revenue represents each property's proportionate share of revenue from our 42 multifamily properties, including the partially owned properties. Property revenue for the multifamily division constitutes our segment data (see Note 7 - Segment Information to the audited financial statements contained herein).
(5) Represents weighted average rental rate per unit of the 42 multifamily properties at December 31, 2003.
(6) Represents revenues from the date of our acquisition of this property in 2003 through December 31, 2003.
(7) These properties were sold by us during 1999 or 2000 to a joint venture formed by CRLP and an unrelated party. We hold a 15% non-controlling interest in these joint ventures.
(8)  This property was sold during 2003.


         The following table sets forth the total number of units, percent leased and average base rental rate per unit as of the end of each of the last five years for the multifamily properties:

                                                               Average Base
                        Number              Percent             Rental Rate
      Year-End        of Units (1)         Leased (2)            Per Unit
     --------         ------------         -----------           --------
 December 31, 2003       15,224                92.9%               $794
 December 31, 2002       14,556                88.1%               $785
 December 31, 2001       16,256                92.8%               $752
 December 31, 2000       17,189                94.0%               $707
 December 31, 1999       16,415                93.9%               $688

--------------------

(1) Units (in this table only) refers to multifamily units owned at year end, which includes 2,833 units partially owned by CRLP at December 31, 2003.
(2) Represents weighted average occupancy of the multifamily properties that had achieved stabilized occupancy at the end of the respective period.




Office Properties

         The 25 office properties contain a total of approximately 5.5 million net rentable square feet. Fifteen of the office properties are located in Alabama (representing 51.5% of the office portfolio's net rentable square feet), six are located in Florida, and four are located in Atlanta, Georgia. The office properties range in size from approximately 26,000 square feet to 678,000 square feet. All of the office properties are managed by us.

         The following table sets forth certain additional information relating to the office properties as of and for the year ended December 31, 2003.



                                Office Properties

                                                                                                 Average      Total      Percent of
                                                                 Net                               Base       Office     Total 2003
                                                   Year        Rentable              Total        Rent Per   Property     Office
                                                 Completed      Area      Percent   Annualized    Leased    Revenue for   Property
  Office Property (1)               Location        (2)       Square Feet Leased   Base Rent    Square Foot   2003 (3)   Revenue(4)
---------------------------------  -----------  -----------  ---------------------  ----------- -----------   ---------- ----------

 Alabama:
 250 Commerce St                   Montgomery   1904/81           37,447   100.0%     $ 453,540    $ 14.08      $ 503,588      0.5%
 AmSouth Center                    Huntsville   1990             154,521    91.4%     2,645,305  #   19.47      3,453,023      3.7%
 Colonial Center Colonnade         Birmingham   1989/99          421,434    99.1%     9,091,457      17.89      9,019,428      9.6%
 Colonial Center Lakeside          Huntsville   1989/90          121,513   100.0%     1,852,300      15.24      1,924,554      2.1%
 Colonial Center Research Park     Huntsville   1999             133,482    89.0%     1,941,077      16.35      2,001,774      2.1%
 Colonial Center Research Place    Huntsville   1979/84/88       272,558   100.0%     3,581,075      13.14        143,353  (6) 0.2%
 Colonial Plaza                    Birmingham   1999             170,850    99.7%     3,287,631      21.71      3,708,679      4.0%
 Emmett R. Johnson Building        Birmingham   1982/95          165,144    86.2%     2,477,153      22.85      2,752,007      2.9%
 Independence Plaza                Birmingham   1979             105,963    99.4%     1,882,059      22.93      1,951,392      2.1%
 International Park (5)            Birmingham   1987/89/99       210,733    97.9%     3,731,111      24.07      4,341,965      4.6%
 Interstate Park                   Montgomery   1982-85/89       226,438    84.6%     2,946,110      15.08      3,030,160      3.3%
 Land Title Bldg.                  Birmingham   1975              29,988   100.0%       404,250      14.55        164,685      0.2%
 Perimeter Corporate Park          Huntsville   1986/89          232,000    93.3%     3,317,903      15.41      3,543,387      3.8%
 Progress Center                   Huntsville   1983-91          229,369    99.1%     2,428,040      11.01      2,625,530      2.8%
 Riverchase Center                 Birmingham   1984-88          304,096    81.4%     2,295,037      11.54      3,325,972      3.6%
                                                             ---------------------  ------------  ---------   ------------   ------
     Subtotal-Alabama                                          2,815,536    93.9%    42,334,048      17.26     42,489,497     45.4%
                                                             ---------------------  ------------  ---------   ------------   ------
 Florida:
 901 Maitland Center               Orlando      1985             155,669    95.4%     2,736,944      19.82      3,244,858      3.5%
 Colonial Center 100 at Town Park  Orlando      2001             153,569   100.0%     3,150,648      20.65      3,349,897      3.6%
 Colonial Center 200 at Town Park  Orlando      2003             154,661       (7)    2,059,173         (7)       434,221  (6) 0.5%
 Colonial Center 600 at Town Park  Orlando      2002             199,585   100.0%     3,800,841      19.04      3,986,033      4.3%
 Colonial Center Heathrow          Orlando      1988/96/00       804,350    81.4%    13,801,730      21.11     18,770,084     20.1%
 Concourse Center                  Tampa        1981/85          291,873    91.4%     3,305,254      13.56      4,952,991      5.3%
                                                             ---------------------  ------------  ---------   ------------   ------
     Subtotal-Florida                                          1,759,707    88.7%    28,854,590      19.04     34,738,083     37.2%
                                                             ---------------------  ------------  ---------   ------------   ------
 Georgia:
 Colonial Center at Mansell
      Overlook                     Atlanta      1987/96/97/00    678,443    73.9%    10,183,642      20.46     12,099,726     12.9%
 Colonial Center at Mansell
      Overlook 500                 Atlanta      2001             163,810    92.9%     3,223,932      35.82      3,189,679      3.4%
 Shoppes at Mansell                Atlanta      1996/97           20,868    87.5%       409,299      22.41        530,305      0.6%
 Village at Roswell Summit         Atlanta      1988              25,510    84.6%       306,171      14.18        460,322      0.5%
                                                             ---------------------  ------------  ---------  ------------   -------
     Subtotal-Georgia                                            888,631    78.1%    14,123,044      22.50     16,280,031     17.4%
                                                             ---------------------  ------------  ---------   ------------  -------
     TOTAL                                                     5,463,874    89.7%   $ 85,311,682   $ 18.56    $ 93,507,611   100.0%
                                                             =====================  ============  =========   ============  =======

--------------------

(1) All office properties are 100% owned by us with the exception of Land Title Building, which is 33.33% owned by us.
(2) Year initially completed and, where applicable, most recent year in which the property was substantially renovated or in which an additional phase of the property was completed.
(3) Total 2003 Office Property Revenue is our share (based on its percentage ownership of the property) of Total Office Property Revenue, unless otherwise noted.
(4) Percent of Total Office 2003 Property Revenue represents each property's proportionate share of revenue from our 25 office properties, including partially owned properties. Property revenue for the office division constitutes our segment data (see Note 7 - Segment Information to the audited financial statements contained herein).
(5) The 2100 International Park building, a 29,000 square foot building, within this property complex was sold during 2003 for a total sales price of $3.0 million.
(6) Represents revenues from the date of our acquisition or completion of development of this property in 2003 through December 31, 2003.
(7) This property is currently in lease-up and is not included in the Percent Leased and Average Base Rent per Leased Square foot property totals.

         The following table sets out a schedule of the lease expirations for leases in place as of December 31, 2003, for the office properties (including all lease expirations for partially-owned properties).

                                     Net Rentable         Annualized        Percent of Total
  Year of          Number of            Area Of          Base Rent of       Annual Base Rent
   Lease          Tenants with       Expiring Leases       Expiring          Represented by
 Expiration       Expiring Leases    (Square Feet) (1)  Leases (1)(2)       Expiring Leases (1)
---------------------------------------------------------------------------------------------

2004                       101             491,032           8,397,548                  9.8%
2005                       145           1,107,872          16,573,000                 19.4%
2006                       129             792,570          13,835,704                 16.2%
2007                       110             850,395          15,911,906                 18.7%
2008                        67             531,688           9,508,215                 11.1%
2009                        49             383,995           4,844,309                  5.7%
2010                        19             208,814           5,191,794                  6.1%
2011                         9             170,143           1,680,178                  2.0%
2012                         8             301,835           6,069,739                  7.1%
2013                         5              78,770           1,290,491                  1.5%
Thereafter                   4             110,603           2,008,798                  2.4%
                 --------------     ---------------    ----------------    ------------------
                           646           5,027,717        $ 85,311,682                100.0%
                 ==============     ===============    ================    ==================

(1) Excludes approximately 436,000 square feet of space not leased as of December 31, 2003.
(2) Annualized base rent is calculated using base rents as of December 31, 2003.

         The following sets forth the net rentable area, total percent leased and average base rent per leased square foot for each of the last five years for the office properties:

                                                                 Average Base
                         Rentable Area           Total         Rent Per Leased
   Year-end             (Square Feet) (2)    Percent Leased    Square Foot (1)
   --------             -----------------    --------------    ---------------
December 31, 2003           5,464,000            89.7%             $18.56
December 31, 2002           5,185,000            91.0%             $18.24
December 31, 2001           3,518,000            92.1%             $18.02
December 31, 2000           3,244,000            94.6%             $16.43
December 31, 1999           3,138,000            93.3%             $15.29
-----------------
(1) Average base rent per leased square foot is calculated using base rents as of December 31 for each respective year.
(2) Rentable square feet includes 29,988 square feet that is partially owned by us at December 31, 2003.



Retail Properties

         The 45 retail properties contain a total of approximately 15.3 million square feet (including space owned by anchor tenants). Nineteen of the retail properties are located in Alabama, ten are located in Florida, six are located in Georgia, six are located in North Carolina, one is located in South Carolina, one is located in Tennessee, one is located in Texas, and one is located in Virginia. The retail properties consist of 17 enclosed regional malls and 28 community shopping centers. All of the retail properties are managed by us.

         The following table sets forth certain information relating to the retail properties as of and for the year ended December 31, 2003.



                                Retail Properties
                                                                                                   Average
                                                         Gross                                      Base                 Percent of
                                                         Retail                                    Rent PerTotal Retail  Total 2003
                                               Year       Area       Number              Total     Leased    Property      Retail
                                             Completed  (Square        Of   Percent   Annualized   Square  Revenue for     Property
 Retail Property (1)             Location       (2)     Feet) (3)    Stores Leased (3) Base Rent   Foot (4)   2003       Revenue (5)
------------------------------------------------------------------------------------------------------------------------ ----------
 Alabama:
 Brookwood Village Center        Birmingham   1973/91     88,158          7    93.0%    $ 830,746 $ 13.27   $ 1,025,366       0.7%
 Colonial Brookwood Village      Birmingham   1973/91    361,916         62    91.0%    5,875,963   26.93     8,852,720       5.6%
 Colonial Brookwood Village                              231,953 (6)
 Colonial Mall Bel Air           Mobile       1966/97  1,000,114        112    97.3%   10,142,118   24.80    14,879,603       9.5%
 Colonial Mall Bel Air                                   333,990 (6)
 Colonial Mall Decatur           Decatur      1979/89    495,092         51    87.3%    3,508,015   19.03     5,204,956       3.3%
 Colonial Mall Decatur                                    80,866 (6)
 Colonial Mall Gadsden           Gadsden      1974/91    516,985         61    96.5%    3,996,284   19.59     6,633,191       4.2%
 Colonial Promenade Hoover       Birmingham   2002       164,831         34    98.1%    2,080,008   17.80       358,650       0.2%
 Colonial Promenade Hoover                               215,766 (6)
 Colonial Promenade Madison      Madison      2000       110,712         14   100.0%    1,175,397   13.78       351,685       0.2%
 Colonial Promenade Montgomery   Montgomery   1990/97    165,144         23    95.2%    1,556,781   14.31     2,324,649       1.5%
 Colonial Promenade Montgomery                            44,000 (6)
 Colonial Promenade Montgomery
    North                        Montgomery   1990/97    108,082          8    95.9%    1,015,306   15.79     1,155,460       0.7%
 Colonial Promenade Montgomery
    North                                                101,830 (6)
 Colonial Promenade Trussville   Birmingham   2000       388,302         21   100.0%    3,252,414   13.78     4,058,924       2.6%
 Colonial Promenade Tutwiler
    Farms                        Birmingham   2000       514,120         17   100.0%    2,597,023   14.98     3,567,728       2.3%
 Colonial Shoppes Bellwood       Montgomery   1988        88,482         14    89.6%      661,540   12.44       802,791       0.5%
 Colonial Shoppes Clay           Birmingham   1982        21,462         10    63.3%      133,233   10.16       137,987       0.1%
 Colonial Shoppes Inverness      Birmingham   1984        28,243          5    49.2%      146,384   14.18       287,622       0.2%
 Colonial Shoppes McGehee        Montgomery   1986        98,354         14    86.7%      714,297   11.99       819,102       0.5%
 Colonial University Village     Auburn       1973/84/89 363,626         51    95.1%    2,369,522   19.59     4,636,729       3.0%
 Olde Town                       Montgomery   1978/90     38,814          7    52.2%      156,237    5.84       235,875       0.2%
 Parkway Place                   Huntsville   1975       280,075         82    79.8%    4,187,264   22.34     3,897,588       2.5%
 Parkway Place                                           348,200 (6)
 Shops at Colonnade              Birmingham  1989        126,622         27    50.0%      901,362   14.74     1,362,420       0.9%
                                                       ----------   ----------------------------------------------------   --------
     Subtotal-Alabama                                  6,315,739        620    92.7%   45,299,894   19.28    60,593,045      38.6%
                                                       ----------   ----------------------------------------------------   --------
 Florida:
 Colonial Promenade Bardmoor
    Village                      St. Pete.    1981                                                              245,931       0.2%
 Colonial Promenade Bear Lake    Orlando      1990       131,552         22    92.5%    1,213,123   14.68     1,532,652       1.0%
 Colonial Promenade Burnt Store  Punta Gorda  1990       198,802         22    44.8%      819,678   14.71     1,146,877       0.7%
 Colonial Promenade Hunter's
    Creek                        Orlando      1993/95    222,136         26    50.6%    1,319,700   17.45     2,362,896       1.5%
 Colonial Promenade Lakewood     Jacksonville 1995       195,104         51    93.6%    1,828,045   13.65     2,594,630       1.7%
 Colonial Promenade Northdale    Tampa        1988       175,917         23    95.2%    1,586,500   14.61     2,315,662       1.5%
 Colonial Promenade Northdale                             55,000 (6)
 Colonial Promenade TownPark     Orlando      2003       146,523         (8)      (8)   1,619,937   25.08       476,084 (7)   0.3%
 Colonial Promenade University
    Park I                       Orlando      1986/89    215,590         10    81.8%    1,379,829   13.99     2,369,963       1.5%
 Colonial Promenade Wekiva       Orlando      1990       208,568         29    97.8%    1,987,546   13.48     2,689,638       1.7%
 Colonial Promenade Winter Haven Orlando      1986       197,472         23    93.2%    1,383,495   10.83     1,815,129       1.2%
 Orlando Fashion Square          Orlando      1973/89/93 721,617        116    92.3%    9,124,553   34.86     8,353,258       5.3%
 Orlando Fashion Square                                  361,432 (6)
                                                       ----------   ----------------------------------------------------  --------
     Subtotal-Florida                                  2,829,713        314    84.0%   22,262,406   22.07    25,902,720      16.5%
                                                       ----------   ----------------------------------------------------  --------
 Georgia:
 Britt David                     Columbus     1990       109,630          9    68.7%      562,004   13.14       670,384       0.4%
 Colonial Mall Glynn Place       Brunswick    1986       281,989         53    60.2%    2,124,293   13.94     3,986,105       2.5%
 Colonial Mall Glynn Place                               225,558 (6)
 Colonial Mall Lakeshore         Gainesville  1984/97    518,290         51    92.4%    2,755,516   20.02     4,633,724       3.0%
 Colonial Mall Macon             Macon        1975/88/97 764,218        146    94.4%   10,609,534   25.61    18,639,749      11.9%
 Colonial Mall Macon                                     682,160 (6)
 Colonial Mall Valdosta          Valdosta     1982/85    325,076         52    94.6%    3,185,822   20.84     5,991,088       3.8%
 Colonial Mall Valdosta                                   73,723 (6)
 Colonial Promenade Beechwood    Athens       1963/92    339,095         37    74.0%    2,322,869   14.72     2,865,859       1.8%
                                                       ----------   ----------------------------------------------------  --------
     Subtotal-Georgia                                  3,319,739        348    85.7%   21,560,038   20.72    36,786,910      23.5%
                                                       ----------   ----------------------------------------------------  --------
 North Carolina:
 Colonial Mall Burlington        Burlington   1969/86/94 415,038         41    96.0%    2,491,816   23.24     5,192,470       3.3%
 Colonial Mall Greenville        Greenville   1965/89/99 404,640         55    93.4%    3,176,191   20.66     5,729,105       3.7%
 Colonial Mall Greenville                                 46,051 (6)
 Colonial Mayberry Mall          Mount Airy   1968/86    149,016         19    97.5%      781,599   13.22     1,260,638       0.8%
 Colonial Mayberry Mall                                   57,843 (6)
 Colonial Shoppes Quaker         Greensboro   1968/88/97 102,426         25    86.4%    1,014,182   15.20     1,443,062       0.9%
 Colonial Shoppes Stanly         Locust       1987/96     47,070          8   100.0%      263,250   10.14       423,618       0.3%
 Colonial Shoppes Yadkinville    Yadkinville  1971/97     90,917         12   100.0%      687,096    7.91       863,625       0.6%
                                                      ----------   ----------------------------------------------------    -------
     Subtotal-North Carolina                           1,313,001        160    95.0%    8,414,134   18.75    14,912,517       9.5%
                                                       ----------   ----------------------------------------------------   -------
 South Carolina:
 Colonial Mall Myrtle Beach      Myrtle Beach 1986       503,698         64    96.4%    4,637,417   21.85     8,412,375       5.4%
                                                       ----------   ----------------------------------------------------   --------
     Subtotal-South Carolina                             503,698         64    96.4%    4,637,417   21.85     8,412,375       5.4%
                                                       ----------   ----------------------------------------------------  ---------
 Tennessee:
 Rivermont Shopping Center       Chattanooga  1986/97     73,539         10    96.8%      414,792    7.41       470,721       0.3%
                                                       ----------   ----------------------------------------------------  ---------
     Subtotal-Tennessee                                   73,539         10    96.8%      414,792    7.41       470,721       0.3%
                                                       ----------   ----------------------------------------------------  ---------
 Texas
 Colonial Mall Temple            Temple       1981/96    446,284         59    87.9%    3,426,795   21.02     6,256,662       4.0%
 Colonial Mall Temple                                    108,977 (6)
                                                       ----------   ----------------------------------------------------  ---------
     Subtotal-Texas                                      555,261         59    87.9%    3,426,795   21.02     6,256,662       4.0%
                                                       ----------   ----------------------------------------------------  ---------
 Virginia:
 Colonial Mall Staunton          Staunton     1969/86/97 431,782         45    81.3%    1,844,428   12.11     3,469,700       2.2%
                                                       ----------   ----------------------------------------------------  ---------
     Subtotal-Virginia                                   431,782         45    81.3%    1,844,428   12.11     3,469,700       2.2%
                                                       ----------   ----------------------------------------------------  ---------
     Total                                             15,342,472     1,620    89.6% $ 107,859,904$ 19.84 $ 156,804,649      100.0%
                                                       ==========   ====================================================  =========

(footnotes on next page)

(1) All retail properties are 100% owned by us, with the exception of Orlando Fashion Square, Parkway Place, Colonial Promenade Madison, and Colonial Promenade Hoover, which are owned 50%, 45%, 25%, and 10%, respectively, by us at December 31, 2003.
(2) Year initially completed and, where applicable, year(s) in which the property was substantially renovated or an additional phase of the property was completed.
(3) Total GRA refers to gross retail area, which includes gross leasable area and space owned by anchor tenants, but Percent Leased excludes anchor owned space.
(4)  Includes specialty store space only.
(5) Percent of Total Retail 2003 Property Revenue represents each property's proportionate share of revenue from our 45 retail properties, including partially owned properties. Property revenue for the retail division constitutes our segment data (see Note 7 - Segment Information to the audited financial statements contained herein).
(6)  Represents space owned by anchor tenants.
(7) Represents revenues from the date of our completion of development of the property in 2003 through December 31, 2003.
(8) This property is currently under lease-up and is not included in the Percent Leased and Average Base Rent Per Leased Square Foot property total.
(9)  This property was sold during 2003.
(10) This property was classified as discontinued operations at December 31, 2003.


         The following table sets out a schedule of the lease expirations for leases in place as of December 31, 2003, for the retail properties:


                                                                  Percent of
                                 Net Rentable      Annualized    Total Annual
  Year of        Number of          Area Of        Base Rent of   Base Rent
   Lease        Tenants with      Expiring Leases    Expiring    Represented by
 Expiration     Expiring Leases   (Square Feet) (1)Leases (1)(2) Expiring Leases (1)
-------------------------------------------------------------------------------

2004                    358         1,835,466        17,346,863          16.1%
2005                    272           845,398        12,412,257          11.5%
2006                    236         1,366,696        14,172,406          13.1%
2007                    205         1,257,603        12,189,255          11.3%
2008                    133           929,010         8,488,708           7.9%
2009                     76           704,965         5,560,683           5.2%
2010                     86           741,266         8,264,554           7.7%
2011                     96           570,352         8,176,031           7.6%
2012                     63           836,016         8,265,427           7.7%
2013                     53           376,500         4,219,826           3.9%
Thereafter               42         1,398,146         8,763,894           8.1%
               -------------     -------------    --------------  -------------
                      1,620        10,861,418      $107,859,904          100.0%
               =============     =============    ==============  =============


(1) Excludes 1,514,000 square feet of space not leased as of December 31, 2003.
(2) Annualized base rent is calculated using base rents as of December 31, 2003.


         The following table sets forth the total gross retail area, percent leased and average base rent per leased square foot as of the end of each of the last five years for the retail properties:

                            Gross                             Average Base
                         Retail Area           Percent      Rent Per Leased
    Year-End           (Square Feet) (1)       Leased       Square Foot (2)
    --------           -----------------       ------      ------------------
December 31, 2003         15,343,000           89.6%             $19.84
December 31, 2002         15,475,000           89.2%             $18.36
December 31, 2001         14,951,000           89.6%             $18.03
December 31, 2000         15,184,000           90.2%             $17.38
December 31, 1999         13,947,000           89.9%             $16.66

(1)  Includes 2,202,633 square feet partially owned by us at December 31, 2003.
(2) Average base rent per leased square foot is calculated using specialty store year-end base rent figures.

Undeveloped Land

         We own various parcels of land, which are held for future development. Land adjacent to multifamily properties typically will be considered for potential development of another phase of an existing multifamily property if we determine that the particular market can absorb additional apartment units. For expansions at office and retail properties, we own parcels both contiguous to the boundaries of the properties, which would accommodate additional office buildings, expansion of the mall or shopping center, and outparcels which are suitable for restaurants, financial institutions, hotels, or free standing retailers.


Property Markets

         The table below sets forth certain information with respect to the geographic concentration of the properties as of December 31, 2003.

                     Geographic Concentration of Properties
                                                                                        Total 2003                        Percent Of
                                                       Total 2003     Total 2003       Discontinued        Total 2003     Total 2003
                  Units        NRA          GRA         Property    Unconsolidated      Operations        Consolidated     Property
     State        (Mult.) (1)(Office)(3)  (Retail) (2) Revenue (4) Property Revenue  Property Revenue   Property Revenue   Revenue
---------------- --------- ------------ ------------ -------------- ----------------- -----------------  ---------------- ----------

 Alabama           6,812    2,815,578    6,315,739   $ 147,061,015    $ 6,272,973       $ 300,443     $ 140,487,599          42.6%
 Florida           4,913    1,759,621    2,829,713      94,828,452      9,510,984       3,056,082        82,261,386          25.0%
 Georgia           1,382      888,631    3,319,739      60,809,735        457,977               -        60,351,758          18.3%
 Mississippi         498            -            -       4,564,106              -               -         4,564,106           1.4%
 North Carolina        -            -    1,313,001      14,912,517              -               -        14,912,517           4.5%
 South Carolina      764            -      503,698      13,890,757              -               -        13,890,757           4.2%
 Tennessee             -            -       73,539         470,721              -               -           470,721           0.1%
 Texas               855            -      555,261       9,254,689              -               -         9,254,689           2.8%
 Virginia              -            -      431,782       3,469,700              -               -         3,469,700           1.1%
                 --------- ------------ ------------ --------------- -------------- ---------------  ---------------- --------------
     Total        15,224    5,463,830   15,342,472   $ 349,261,693   $ 16,241,934     $ 3,356,525     $ 329,663,234         100.0%
                 ========= ============ ============ =============== ============== ===============  ================ ==============


(1) Units (in this table only) refer to multifamily apartment units.
(2) GRA refers to gross retail area, which includes gross leasable area and space owned by anchor tenants.
(3) NRA refers to net rentable area of office space.
(4) Includes our proportionate share of revenue from those multifamily, office and retail properties accounted for under the equity method, and our share of revenue of the properties disposed in 2003.
    Refer to Note 7 - Segment Information to the audited financial statements contained herein.

         We believe that the demographic and economic trends and conditions in the markets where the properties are located indicate a potential for continued growth in property net operating income. The properties are located in a variety of distinct submarkets within Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas and Virginia. However, Birmingham and Huntsville, Alabama, Orlando, Tampa and Sarasota, Florida, and Macon and Atlanta, Georgia, are our primary markets. We believe that our markets in these nine states, which are characterized by stable and increasing population and employment growth, should continue to provide a steady demand for multifamily, office, and retail properties.


Mortgage Financing

         As of December 31, 2003, we had approximately $1.27 billion of secured and unsecured indebtedness outstanding with a weighted average interest rate of 5.88% and a weighted average maturity of 5.5 years. Of this amount, approximately $368.9 million was secured mortgage financing and $899.0 was unsecured debt. Our mortgaged indebtedness was secured by 21 of our consolidated properties and carried a weighted average interest rate of 5.5% and a weighted average maturity of 8.8 years. The following table sets forth our secured and unsecured indebtedness in more detail.

                         Mortgage Debt and Notes Payable
                                                                           Anticipated
                                                                           Annual Debt
                                                          Principal          Service                        Estimated
                                          Interest      Balance (as of      (1/1/04-       Maturity        Balance Due
 Property (1)                                Rate         12/31/03)         12/31/04)      Date (2)        on Maturity
----------------------------------------  ----------   ----------------  ---------------  ----------    -----------------

 Multifamily Properties:
     CG at Edgewater                         6.810%       $ 21,277,453      $ 1,614,842    01/01/11         $ 18,830,199
     CG at Galleria                          2.560%         22,400,000          469,944    06/15/26  (2)      22,400,000
     CG at Galleria Woods                    6.910%          9,247,494          771,348    07/01/09            8,459,760
     CG at Hunters Creek                     7.980%         18,999,000        1,516,120    06/30/10           18,999,000
     CG at Hunters Creek                     6.590%         10,826,534          996,376    06/30/10  (5)       4,373,743
     CG at Madison                           2.191%         16,953,030          768,868    08/01/11            4,132,410
     CG at Natchez Trace                     8.300%          6,648,111          611,203    09/01/35               47,813
     CG at Natchez Trace                     8.250%          3,971,334          371,184    02/01/37               29,071
     CG at Promenade                         6.810%         22,196,253        1,797,240    01/01/11           19,643,321
     CG at Research Park                     2.160%         12,775,000          272,384    06/15/26  (2)      12,775,000
     CG at Reservoir                         2.474%          8,378,768          457,171    04/01/12            7,192,133
     CG at Riverchase                        2.191%         19,972,192        1,118,194    07/01/11            6,240,833
     CV at Ashley Plantation                 7.980%         15,090,000        1,204,182    06/30/10           15,090,000
     CV at Ashley Plantation                 6.590%          9,064,768        1,021,195    06/30/10  (5)       4,339,741
     CV at Gainesville                       2.474%         25,978,354        1,366,152    04/01/12           22,243,422
     CV at Inverness                         2.206%          9,900,000          218,394    06/15/26  (2)       9,900,000
     CV at Lake Mary                         7.980%         14,100,000        1,125,180    06/30/10           14,100,000
     CV at Lake Mary                         6.590%          8,381,653          810,542    06/30/10  (5)       3,620,835
     CV at Timothy Woods                     7.490%          9,329,998          840,822    09/01/09            8,466,599
     CV at Trussville                        2.474%         16,449,352          805,488    04/01/12           14,074,930
     CV at Vernon Marsh                      2.096%          3,400,000           71,264    07/01/26  (2)       3,400,000

 Office Properties:
     Colonial Center at Mansell Overlook 100 8.250%         16,442,497        1,595,689    01/10/08           15,313,506
     Heathrow Internation Business Center    7.390%         31,852,141        3,108,940    12/01/04           31,074,751
     Heathrow Internation Business Center    7.840%         11,000,000          862,400    12/01/04           11,000,000

 Retail Properties:
     Colonial Promenade Montgomery           7.490%         12,016,448        1,085,360    09/01/06           10,876,590
     Colonial Promenade UPP I                7.490%         11,785,215        1,063,212    08/27/09           10,694,650

 Other debt:
     Land Loan                               2.980%            463,683           22,631    09/30/04              425,423
     Line of Credit                          2.160% (3)    205,935,000        6,782,553    11/22/05  (4)     205,935,000
     Unsecured Senior Notes                  8.050%         65,000,000        5,232,500    07/15/06           65,000,000
     Unsecured Senior Notes                  7.000%        175,000,000       12,219,564    07/14/07          175,000,000
     Unsecured Senior Notes                  6.990%        100,000,000        6,876,250    08/15/12          100,000,000
     Unsecured Senior Notes                  6.150%        125,000,000        7,664,028    04/15/13          125,000,000
     Medium Term Notes                       3.817%         75,000,000        2,862,750    07/26/04           75,000,000
     Medium Term Notes                       6.960%         25,000,000        1,740,000    08/01/05           25,000,000
     Medium Term Notes                       6.980%         25,000,000        1,745,000    09/26/05           25,000,000
     Medium Term Notes                       8.190%         25,000,000        2,047,500    08/09/04           25,000,000
     Medium Term Notes                       8.820%         25,000,000        2,205,000    02/07/05           25,000,000
     Medium Term Notes                       8.800%         20,000,000        1,760,000    02/01/10           20,000,000
     Medium Term Notes                       8.800%          5,000,000          440,000    03/15/10            5,000,000
     Medium Term Notes                       8.050%         10,000,000          805,000    12/27/10           10,000,000
     Medium Term Notes                       8.080%         10,000,000          808,000    12/24/10           10,000,000
     Medium Term Notes                       7.460%         10,000,000          746,000    12/20/06           10,000,000
     Unamortized Discount on Senior Notes                   (1,968,930)                                      (1,968,930)
                                                       ----------------  ---------------                -----------------
 TOTAL CONSOLIDATED DEBT                               $ 1,267,865,346     $ 79,900,470                  $ 1,196,709,800
                                                       ================  ===============                =================

 (footnotes on next page)
----------------




(1) As noted in the table, certain properties were developed in phases and separate mortgage indebtedness may encumber each of the various phases. In the listing of property names, CG has been used as an abbreviation for Colonial Grand and CV as an abbreviation for Colonial Village.
(2) The maturity date noted represents the date on which credit enhancement expires for the tax-exempt municipal bonds put in place as part of the original financing for the property. The stated maturity date for the loans is August 1, 2022.
(3) This line of credit facility bears interest at a variable rate, based on LIBOR plus a spread of 105 basis points. The facility also includes a competitive bid feature that allows us to convert up to $160 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. At December 31, 2003, we had $115.0 million outstanding under the competitive bid feature.
(4) This credit facility is renewable in November 2005 and provides for a one-year extension. As of December 31 2003, we maintained an interest rate swap agreement of $50.0 million on our line of credit, which fixed the rate on the floating line until January 2, 2004 at a rate of 2.113% plus a spread of 105 basis points.
(5) Represents floating rate debt that has been swapped to a fixed rate of 6.59%.

         In addition, the properties in which we own partial interests (and which therefore are not consolidated in our financial statements) also are subject to existing mortgage indebtedness. Our pro-rata share of such indebtedness as of December 31, 2003 was as follows:

                                               Company's Share
                                   Company's     of Principal
                                   Percentage   Balance (as of      Interest     Maturity
      Unconsolidated Entity        Ownership      12/31/03)           Rate        Date
-----------------------------------------------------------------------------------------

 Barrington, LLC                       15.0%           $ 960,977          7.60% 10/01/09
 Cahaba Heights, LLC                   15.0%             801,806          7.60% 10/01/09
 Mountain Brook, LLC                   15.0%           2,397,458          7.60% 10/01/09
 Ponte Vedra, LLC                      15.0%           1,335,040          7.60% 10/01/09
 River Hills, LLC                      15.0%           3,799,676          7.60% 10/01/09
 Stockbridge, LLC                      15.0%           1,511,177          7.60% 10/01/09
 Hillwood, LLC                         15.0%             499,500          2.44% 12/15/30
 Hillwood, LLC                         15.0%             298,751          7.80% 10/01/20
 Inverness Lakes I, LLC                15.0%             600,000          2.47% 12/15/30
 Inverness Lakes I, LLC                15.0%             329,480          7.80% 07/01/20
 Inverness Lakes II, LLC               15.0%           1,976,751          8.11% 05/01/10
 Rocky Ridge, LLC                      15.0%             900,000          2.69% 12/15/30
 Rocky Ridge, LLC                      15.0%             289,386          7.74% 10/01/16
 Highway 150, LLC                      10.0%           1,758,502          5.94% 01/11/13
 Land Title Building                   33.3%             507,607          8.10% 02/01/15
 Orlando Fashion Square                50.0%          31,825,319          7.00% 12/28/05
 Parkway Place                         45.0%          28,786,597          2.37% 12/20/04
                                             -----------------------------------
      Total Unconsolidated Debt                     $ 78,578,026          5.29%
                                             ===================================

Item 3.           Legal Proceedings.

         Neither we nor the properties are presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us or the properties, other than routine litigation arising in the ordinary course of business, which is expected to primarily be covered by liability insurance.


Item 4.           Submission of Matters to a Vote of Security Holders.

         No matters were submitted to CRLP's unitholders during the fourth quarter of 2003.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

         There is no established public trading market for the units. As of March 1, 2004, there were 107 holders of record of units.

         We have made consecutive quarterly distributions since our formation in the third quarter of 1993. Our ability to make distributions depends on a number of factors, including its net cash provided by operating activities, capital commitments and debt repayment schedules. Holders of units are entitled to receive distributions when, as and if declared by the Board of Trustees of the Trust, out of any funds legally available for that purpose.

         The following table sets forth the distributions per unit paid by us during the periods noted:

                  Calendar Period                       Distribution

         2003:
           First Quarter.............................   $     .665
           Second Quarter............................   $     .665
           Third Quarter.............................   $     .665
           Fourth Quarter............................   $     .665

         2002:
           First Quarter.............................   $     .660
           Second Quarter............................   $     .660
           Third Quarter.............................   $     .660
           Fourth Quarter............................   $     .660


Item 6.           Selected Financial Data.

         The following table sets forth selected financial and operating information on a historical basis for CRLP for each of the five years ended December 31, 2003.

Dollar amounts in thousands, except unit data                 2003          2002          2001          2000           1999
----------------------------------------------------------------------------------------------------------------------------
OPERATING DATA
Total revenue                                             $334,242      $323,107      $308,511      $293,928       $273,968
Expenses:
    Depreciation and amortization                           88,099        81,097        70,408        61,987         53,553
    Other operating expenses                               124,113       112,712       100,767        94,657         92,320
Income from operations                                     122,030       129,298       137,336       137,284        128,095
Interest expense                                            66,666        64,086        69,787        70,246         56,502
Other income (expense), net                                  8,047        36,838        17,154         9,865          9,489
Income from continuing operations                           63,411       102,050        84,703        76,903         81,082
Income from discontinued operations                         11,371         8,856         1,696         2,222          3,593
Distibutions to preferred unitholders                       28,608        24,438        22,280        19,813         18,531
Net income available to common unitholders                  46,174        86,468        64,119        59,312         66,144
Per unit - basic and diluted:
    Net income - basic                                        1.30          2.60          2.01          1.81           1.88
    Net income - diluted                                      1.29          2.58          2.00          1.81           1.88
    Distributions                                             2.66          2.64          2.52          2.40           2.32
----------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Land, buildings, and equipment, net                     $1,970,695    $1,947,072   $ 1,756,255   $ 1,769,500    $ 1,586,332
Total assets                                             2,194,867     2,129,773     2,014,383     1,943,547      1,864,146
Total debt                                               1,267,865     1,262,193     1,191,791     1,179,095      1,039,863
----------------------------------------------------------------------------------------------------------------------------
OTHER DATA
Total properties (at end of period)                            112           106           108           115            111

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         CRLP is the operating partnership of the Trust. The Trust's shares are listed on the New York Stock Exchange. We are engaged in the ownership, development, management, and leasing of multifamily communities, office buildings, retail malls and shopping centers. Our activities include full or partial ownership of a diversified portfolio of 112 properties as of December 31, 2003, located in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas, and Virginia, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate.

         As a lessor, substantially all of our revenue is derived from tenants under existing leases at our properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments. We believe that the diversified nature of the properties in which we typically invest - multifamily, office and retail - provides a more stable revenue flow in uncertain economic times. This is because our diversified property types generally do not have the same economic cycles and, while one property type may be experiencing difficulty, the other property types may be maintaining their strength.

         The following table summarizes certain key operating performance measures for our properties as of and for the years ended December 31, 2003 and 2002:

                                                       As of and for the
                                                    Year ended December 31,
                                            -----------------------------------
                                                  2003                2002
                                            -----------------  ----------------
         Multifamily Properties
----------------------------------------

      Physical Occupancy                               92.9%             88.2%
      Economic Occupancy (1)                           79.8%             77.8%
      Same-Property NOI Growth (2)                     -3.9%             -6.8%
      End of Month Scheduled Base
           Rent per Unit per Month                     $ 794             $ 785
      Capital Expenditures per Unit                    $ 460             $ 523

           Office Properties
----------------------------------------

      Physical Occupancy                               89.7%             91.0%
      Same-Property NOI Growth (2)                     -8.5%             -1.7%
      Base Rent per Square Foot                      $ 19.06           $ 19.82
      Capital Expenditures per Square Foot            $ 2.47            $ 2.32

           Retail Properties
----------------------------------------

      Same-Property NOI Growth (2)                     -0.2%             -0.5%

 Regional Malls:
      Physical Occupancy                               91.5%             90.0%
      Base Rent per Square Foot                      $ 22.06           $ 22.21
      Tenant Gross Sales per Square Foot            $ 270.23          $ 267.02

 Shopping Centers:
      Physical Occupancy                               86.0%             89.0%
      Base Rent per Square Foot                      $ 14.38           $ 13.45
      Tenant Gross Sales per Square Foot            $ 234.56          $ 232.64

1) Economic Occupancy represents scheduled base rents, less vacancy loss and concessions, divided by scheduled base rents.
2) NOI amounts are based on our segment data. See Item 8 - Notes to Consolidated Financial Statements - Note 7 - Segment Information.

         The recent economic downturn in the United States continues to negatively impact our operations. Our multifamily properties were impacted by a liberal supply of new apartments and a robust single-family housing market, driven by low interest rates and weak job growth. These factors drove down occupancy at our multifamily properties in 2002 and also caused base rents to decrease. As noted in the table above, multifamily occupancy and base rents began to increase in 2003, and we presently expect the trends will continue in 2004.

         Our office properties were negatively impacted by the absence of corporate hiring and a "buyers market" for office space in which increased tenant leverage put pressure on current rental rates. As a result, our office division's base rent per square foot decreased from $19.82 in 2002 to $19.06 in 2003, or a -3.8% change. Additionally, for the year ended December 31, 2003, we had approximately 183,000 square feet of early lease terminations and received lease termination fees on a portion of the terminations of approximately $2.6 million from our office properties. Future rental income from our office properties may be affected by future lease terminations because we may be unable to collect the full amount that was due under the lease and may incur additional cost in re-leasing the space. Although there is no way of predicting future lease terminations, we currently anticipate they will be significantly lower in 2004. We presently believe the office division will remain challenged throughout 2004 and improved operating performance may be achieved in 2005.

         Our retail properties underperformed the broader market in 2003, in part due to a retailer bankruptcy and same-property redevelopments that were undertaken in 2003. As of December 31, 2003, we had three retail redevelopment projects in progress with total estimated costs of $52.0 million, encompassing approximately 1.2 million square feet. As with any development, future rental income will be affected by the timing of the completion of the redevelopment projects, and the ability to timely lease the space at market rental rates. We currently anticipate two of the redevelopments to be completed in 2004 and one in late 2005. Throughout the recent economic downturn, consumer confidence has remained strong. As a result, we currently expect our retail division to show improved operating performance in 2004.

Recent Developments

         Fluctuations in our results of operations from period to period are affected by acquisitions, dispositions, new developments placed in service and other business transactions resulting from our efforts to develop new properties, and expand existing properties. During 2003, we completed the following new property openings, acquisitions, dispositions and business transactions:

o In December 2003, we acquired Colonial Grand at Metrowest, a 311 unit multifamily apartment community located in Orlando, Florida.

o In December 2003, we acquired Colonial Village at Quarry Oaks, a 533 unit multifamily apartment community located in Austin, Texas.

o In December 2003, we acquired Colonial Center Research Place, a 272,558 square foot office asset located in Huntsville, Alabama.

o In November 2003, we completed the construction of the retail portion of Colonial TownPark - Lake Mary, a 146,523 square foot shopping center located in Orlando, Florida, within the Colonial TownPark mixed-use development, which integrates multifamily, office and retail products.

o In September 2003, we disposed of 2100 International Park, a 29,000 square foot office asset located in Birmingham, Alabama.

o In June 2003, the Trust issued $75.2 million or 2,110,000 of its common shares at $35.65 per share in a public offering.

o In May 2003, the Trust redeemed $125.0 million 8.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest of the Trust.

o In May 2003, we completed the construction of Colonial Center 200 at TownPark, a 154,661 square foot Class A office asset located in Orlando, Florida, within our mixed-use development Colonial TownPark, which integrates multifamily, office and retail products.

o In April 2003, we completed a $125.0 million public offering of senior notes at a rate of 6.15%.

o In April 2003, the Trust issued $125.0 million or 5,000,000 depositary shares, each representing 1/10 of a share of 8.125% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest of the Trust.

o In March 2003, we disposed of Colonial Promenade Bardmoor, a 152,667 square foot retail asset located in St. Petersburg, Florida.

o In March 2003, we disposed of Colonial Grand at Citrus Park, a 176 unit multifamily apartment community located in Tampa, Florida.

o Throughout 2003, we sold various parcels of land for an aggregate sales price of approximately $24.0 million.

Comparison of the year ended December 31, 2003 to the year ended
December 31, 2002

         Base rent for the year ended December 31, 2003 increased $10.8 million or 4.3% as compared with the year ended December 31, 2002. Base rent increased $16.8 million as a result of the acquisitions of 901 Maitland Center, Colonial Center at Colonnade and Colonial Center Heathrow in 2002, coupled with a full year of operations of Colonial Grand TownPark and Colonial Center 600 TownPark, which were completed developments in 2002. The increase was offset by multifamily properties sold in 2002, which are classified as continuing operations, due to us retaining the management of the multifamily properties sold. The 2002 multifamily property sales resulted in decreased base rent of $4.9 million in 2003 as compared to 2002. The remaining decrease is primarily a result of an increase in move-in concessions at our multifamily properties, which is a function of the declining employment growth and a robust single family housing market driven by lower interest rates.

         Percentage rent for the year ended December 31, 2003 increased $0.3 million or 9.8% as compared with the year ended December 31, 2002. The increase was primarily due to an increase in gross sales per square foot at our retail malls and the addition of new tenants at our retail malls that have recently completed redevelopment projects.

         Tenant recoveries for the year ended December 31, 2003 decreased $0.5 million or 1.2% as compared with the year ended December 31, 2002. The decrease was primarily due to a decrease in occupancy percentage as a result of early terminations at our office properties and the redevelopment of Colonial University Village in Auburn, Alabama during 2003. The decrease was partially offset by a full year of operations as a result of the acquisition of 901 Maitland Center, Colonial Center Colonnade, and Colonial Center Heathrow in 2002.

         Other property related revenue for the year ended December 31, 2003 increased $3.0 million or 16.5% as compared with the year ended December 31, 2002. Of the increase, $2.8 million is attributable to a full year of operations for the properties acquired and developed in 2002 and an increase in lease buy out income of $0.6 million primarily as a result of early lease terminations within our office division in 2003 as compared to 2002. The increase was partially offset by a decrease in other ancillary income at our multifamily and retail properties.

         Other non-property related revenue for the year ended December 31, 2003 decreased $2.7 million or 36.5% as compared with the year ended December 31, 2002. The decrease is primarily due to a decrease in the recognition of development and leasing fees from unrelated third parties, as a result of the completion of the associated developments in 2002. Additionally, in 2002 we recognized $0.3 million of interest income, as a result of the sale of Colonial Grand at Spring Creek in December 2001, in which CRLP held a note receivable on a portion of the sales price of the property through May 2002.

         General operating expenses of our operating properties for the year ended December 31, 2003 increased $1.1 million or 5.0% as compared to the year ended December 31, 2002. General operating expenses of the properties acquired and developed during 2002 increased $1.6 million in 2003 as compared to 2002. The increase was offset by a decrease of $0.5 million, which is attributable to the multifamily properties sold in 2002 that are classified within continuing operations.

         Salaries and benefits of our operating properties for the year ended December 31, 2003 increased $1.3 million or 9.3% as compared to the year ended December 31, 2002. Of the increase, $0.6 million is related to a full year of the salaries and benefits expenses of the properties acquired and developed during 2002, offset by a decrease related to the multifamily properties sold in 2002. The remaining increase is a result of an increase in payroll costs as a result of general salary increases to cover cost of living increases.

         Repairs and maintenance of our operating properties for the year ended December 31, 2003 increased $2.3 million or 7.1% as compared to the year ended December 31, 2002. Of the increase, $1.7 million is a result of a full year of operations of the properties acquired and developed in 2002, offset by a decrease of $0.4 million related to the multifamily properties sold in 2002. The remaining increase is related to repairs that occurred on certain of our older multifamily and retail assets in 2003 as compared to 2002.

         Taxes, licenses and insurance for our operating properties for the year ended December 31, 2003 increased $2.7 million or 9.5% as compared to the year ended December 31, 2002. The properties acquired and developed in 2002 contributed $2.2 million of the increase, offset by a decrease of $0.5 million related to the multifamily properties sold in 2002. The remaining increase is a result of an increase in overall property taxes on a number of our operating properties.

         General and administrative corporate expenses for the year ended December 31, 2003 increased $4.0 million or 25.7% as compared to the year ended December 31, 2002. The increase is attributable to an increase in management salaries as a result of CRLP's continued growth, an increase in the expense recognized as a result of the issuance of restricted stock to executive management, an increase in professional fees in order to comply with the Sarbanes-Oxley Act, a reduction in the amount of direct salaries capitalized to development projects, and a charge of $1.1 million was recognized as a result of a retirement package granted to the Trust's chief financial officer in 2003.

         Depreciation and amortization expenses for the year ended December 31, 2003 increased $7.0 million or 8.6% as compared to the year ended December 31, 2002. $4.7 million of the increase is related to a full year of depreciation and amortization on the properties acquired and developed during 2002, offset by $1.2 million related to the multifamily properties sold in 2002. Additionally, the amortization of prepaid leasing commissions and tenant improvements on our existing properties increased approximately $4.5 million as a result of an increase in leasing activity in late 2002 and 2003.

         Interest expense for the year ended December 31, 2003 increased $2.6 million, or 4.0%, to $66.7 million as compared to the year ended December 31, 2002. The increase reflects the issuance of $125 million of senior notes at 6.15% during April 2003 and a full year of interest on the debt assumed with the acquisition of Colonial Center Heathrow in 2002. Additionally, the increase is offset by a decrease in the LIBOR rate in 2003 and lower interest expense on our line of credit due to a lower average loan balance resulting from the Trust's equity offering and our disposition activity in the early to mid part of 2003.

         Income from partially owned entities for the year ended December 31, 2003 decreased $1.4 million or 69.1% as compared to the same period for 2002. The decrease reflects a $1.1 million increase in depreciation expense and a $0.9 million increase in interest expense at our partially owned entities, which primarily relates to a full year of depreciation and interest of Parkway Place in 2003 that was placed-in-service in late 2002. Parkway Place is a joint venture in which we maintain a 45.0% interest. Additionally, in 2002, we recognized a $0.6 million gain on sale of 25.0% of our investment in Colonial Promenade Madison Joint Venture. Prior to the sale of this interest, we held a 50.0% interest in the Colonial Promenade Madison Joint Venture. The decrease is partially offset by the increase in income from operations as a result of a full year of operations of Parkway Place.

         Ineffectiveness of hedging activities for the year ended December 31, 2003 increased $0.3 million as compared to the same period for 2002. The increase is primarily attributable to the reduction of our outstanding line of credit below the $150.0 million total hedged notional amount. In accordance with SFAS 133, we were required to dedesignate one of our $50.0 million interest rate swaps, in which a charge of $0.2 million was recorded in the first quarter of 2003. The remaining decrease is a result of hedge ineffectiveness on our remaining outstanding interest rate swap agreements.

         Gains from sales of property included in continuing operations for the year ended December 31, 2003 decreased $27.6 million to $7.9 million as compared to the year ended December 31, 2002. The decrease is a result of the sale of ten operating properties and various parcels of land in 2002 as compared to the sale of no operating properties in 2003 and various parcels of land. In 2003, all operating property sales are classified as discontinued operations. The operating property sales that occurred in 2002 are classified within continuing operations, as a result of us maintaining a continuing interest in the properties through the management of the properties sold.

         Other income (expense) for the year ended December 31, 2003 decreased $0.5 million as compared to the same period in 2002. The decrease is primarily attributable to a decrease in income tax expense as a result of the decrease in income from unrelated third parties to CPSI in 2003 as compared to 2002. CPSI provides property development, leasing and management services for third party owned properties and administrative services to us.

Comparison of the year ended December 31, 2002 to the year ended
December 31, 2001

         Base rent for the year ended December 31, 2002 increased $7.1 million or 2.9% as compared with the year ended December 31, 2001. The increase was primarily due to the acquisitions of 901 Maitland Center, Colonial Center at Colonnade and Colonial Center Heathrow, which were acquired during 2002, coupled with the completion of Colonial Grand TownPark - Lake Mary, Colonial Village TownPark - Sarasota and Colonial Center 600 TownPark, which were completed developments in 2002. The increase was primarily offset by the disposition of eight multifamily properties and one retail property in 2002, in which we retained management of the properties, and therefore the operations of these properties are included in continuing operations.

         Percentage rent for the year ended December 31, 2002 decreased $0.1 million or 2.3% as compared with the year ended December 31, 2001. The decrease was primarily due to a decrease in gross sales per square foot at our retail malls of approximately 2.3%.

         Tenant recoveries for the year ended December 31, 2002 increased $4.0 million or 11.1% as compared with the year ended December 31, 2001. The increase was primarily due to the office and retail properties acquired in 2002 and the completion of the redevelopment of Colonial Brookwood Village in late 2001.

         Other property related revenue for the year ended December 31, 2002 increased $0.1 million or 0.6% as compared with the year ended December 31, 2001. The increase is the result of an increase in lease buy out income of $0.5 million as a result of early lease terminations within our office and retail divisions in 2002 as compared to 2001. The increase is partially offset by a decrease in cable contract income within our multifamily division.

         Other non-property related revenue for the year ended December 31, 2002 increased $3.5 million or 90.9% as compared with the year ended December 31, 2001. The increase is primarily due to an increase in the recognition of development and leasing fees from unrelated third parties, as a result of the completion of the associated developments in 2002. Additionally, in 2002 we recognized $0.3 million of interest income, as a result of the sale of Colonial Grand at Spring Creek in December 2001, in which CRLP held a note receivable for a portion of the sales price of the property through May 2002.

         General operating expenses of our operating properties for the year ended December 31, 2002 increased $1.8 million or 8.8% as compared to the year ended December 31, 2001. The increase is due to the general operating expenses of the properties acquired and developed during 2002, offset by the multifamily properties sold in 2001 and 2002.

         Salaries and benefits of our operating properties for the year ended December 31, 2002 decreased $1.1 million or 7.1% as compared to the year ended December 31, 2001. The decrease is primarily due to the disposition of eight multifamily properties and one retail property in that are classified as continuing operations in 2002. The decrease is partially offset by the acquisition of three office properties and one retail property. Therefore, as multifamily properties are more labor intensive than office properties, we experienced a decrease in overall salaries and benefits. Also, the decrease is a result of the majority of our retail properties contracting out security services in 2002 to third party security companies, as compared to 2001.

         Repairs and maintenance of our operating properties for the year ended December 31, 2002 increased $3.5 million or 12.3% as compared to the year ended December 31, 2001. Of the increase, $1.9 million is a result of the properties acquired and placed in service in 2002, offset by the multifamily properties sold in 2002. The remaining increase is primarily the result of an increase in contract services costs in 2002 as compared to 2001. In order to reduce overall operating costs, we have contracted out various services to third parties at our retail properties and reduced our internal salaries and benefits costs associated with these types of services.

         Taxes, licenses and insurance for our operating properties for the year ended December 31, 2002 increased $3.0 million or 12.1% as compared to the year ended December 31, 2001. The increase is primarily due to the property taxes on the properties acquired and developed during 2002. Additionally, as the insurance and reinsurance markets worsened in late 2001 and 2002, we experienced an increase in overall insurance costs at our existing properties during 2002 as compared to 2001.

         General and administrative corporate expenses for the year ended December 31, 2002 increased $4.6 million or 42.7% as compared to the year ended December 31, 2001. Of this increase, $3.9 million is a result of the consolidation of CPSI, which was effective September 1, 2002. Prior to September 1, 2002, CPSI was a partially owned entity and was accounted for on the equity basis, and its results of operations were included in income from partially owned entities. Further, the increase is attributable to an increase in management salaries as a result of our continued growth.

         Depreciation and amortization expenses for the year ended December 31, 2002 increased $10.7 million or 15.2% as compared to the year ended December 31, 2001. The increase is primarily due to the properties acquired during 2002 and the properties developed during 2001 and 2002, offset by the properties sold in 2002 and 2001. Additionally, the increase is partially attributable to the consolidation of CPSI in September 2002 and an increase in the amortization of leasing commissions as a result of an increase in leasing activity.

         Interest expense for the year ended December 31, 2002 decreased $5.7 million or 8.2% to $64.1 million as compared to the year ended December 31, 2001. The decrease in interest expense was primarily attributable to the decrease in variable interest rate environment in 2002 as compared to 2001. We had $267.2 million of floating rate debt outstanding at December 31, 2002. The decrease reflects a lower LIBOR rate in 2002 as compared to 2001.

         Income from partially owned entities for the year ended December 31, 2002 increased $0.5 million or 30.3% as compared to the same period for 2001. The increase reflects a $0.6 million gain on the sale of our 25% investment in Colonial Promenade Madison Joint Venture in December 2002.

         Gains from sales of property included in continuing operations for the year ended December 31, 2002 increased $19.8 million to $35.5 million as compared to the year ended December 31, 2001. The increase is a result of the sale of ten properties and various parcels of land in 2002, as compared to nine properties in 2001. The increase in gains from sales of property is primarily the result of selling more assets in 2002 that in 2001 and selling older assets with lower recorded book values in 2002 versus the sales in 2001.

         Other income (expense) for the year ended December 31, 2002 increased $0.6 million as compared to the same period in 2001. The increase is primarily attributable to an increase in income tax expense as a result of the increase in income from unrelated third parties to CPSI in 2002 as compared to 2001. CPSI provides property development, leasing and management services for third party owned properties and administrative services to us.

Summary of Critical Accounting Policies

         We believe our accounting policies are in conformity with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. Management considers the following accounting policies to be critical to our reported operating results:

         Real Estate Development and Acquisitions

         We capitalize all costs, including interest and real estate taxes that are associated with a development, construction, expansion, or leasing of real estate investments as a cost of the property. All other expenditures necessary to maintain a property in ordinary operating condition are expensed as incurred.

         Costs incurred during predevelopment are capitalized after we have identified a development site, determined that a project is feasible, and concluded that it is probable that the project will proceed. While we believe we will recover this capital through the successful development of such projects, it is possible that a write-off of unrecoverable amounts could occur. Once it becomes probable that a development will not be successful, the predevelopment costs that have been previously capitalized are expensed.

         We evaluate our properties, at least annually or upon the occurrence of significant changes in the operations, to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business environment that affect the recovery of the recorded value. If any property is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. The valuation of real estate investments involves many subjective assumptions dependent upon future economic events that affect the ultimate value of the property.

         We are actively pursuing acquisition opportunities and will not be successful in all cases. Costs incurred related to these acquisition opportunities are expensed when it becomes probable that we will not be successful in the acquisition.

         Principles of Consolidation

         The consolidated financial statements include the accounts of CRLP, CPSI and CPSLP. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements. Investments in entities that we do not control through majority voting interest or where the other owner has substantial participating rights are not consolidated and are reflected as investments in partially owned entities.

         Revenue Recognition

         We, as a lessor, have retained substantially all of the risks and benefits of ownership of our properties and account for our leases as operating leases. Rental income attributable to leases is recognized on a straight-line basis over the terms of the related lease. Certain leases contain provisions for additional rent based on a percentage of tenant sales. Percentage rents are recognized in the period in which sales thresholds are met. Recoveries from tenants for taxes, insurance, and other property operating expenses are recognized in the period the applicable costs are incurred in accordance with the terms of the respective leases.

         Other income received from long-term contracts signed in the normal course of business is recognized in accordance with the terms of the specific contract. Property management and development fee income is recognized when earned for services provided to third parties.

         Valuation of Receivables

         We are subject to tenant defaults and bankruptcies at our office and retail properties that could affect the collection of outstanding receivables. In order to mitigate these risks, we perform credit review and analysis on all commercial tenants and significant leases before they are executed. We evaluate the collectibility of outstanding receivables and record allowances as appropriate. Our policy is to record allowances for all outstanding receivables greater than 60 days past due for our office and retail properties.

         Due to the short-term nature of the leases at our multifamily properties, generally six months to one year, our exposure to tenant defaults and bankruptcies is minimized. Our policy is to record allowances for all outstanding receivables greater than 30 days past due at our multifamily properties.

         Accounting Policies for Derivatives

         We enter into derivative financial instruments from time to time, but do not use them for trading or speculative purposes. Interest rate cap agreements and interest rate swaps are used to reduce the potential impact of increases in interest rates on variable-rate debt. We adjust our balance sheets on an ongoing quarterly basis to reflect current fair market value of our derivatives. Changes in the fair value of derivatives are recorded each period in earnings or comprehensive income, as appropriate. The ineffective portion of the hedge is immediately recognized into earnings to the extent that the change in value of a derivative does not perfectly offset the change in value of the instrument being hedged. The unrealized gains and losses held in accumulated other comprehensive income (loss) will be reclassified to earnings over time and occurs when the hedged items are also recognized in earnings.

         We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument's effectiveness in hedging the exposure to the hedged transaction's variability in cash flows attributable to the hedged risk will be assessed. Both at the inception of the hedge and on an ongoing basis, we assess whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items. We are required to discontinue hedge accounting if a derivative is not determined to be highly effective as a hedge or has ceased to be a highly effective hedge.

Liquidity and Capital Resources

         Short-Term Liquidity Needs

         Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses directly associated with our portfolio of properties (including regular maintenance items), capital expenditures incurred to lease our space (e.g., tenant improvements and leasing commissions), interest expense and scheduled principal payments on our outstanding debt, and quarterly distributions that we pay to our common and preferred unitholders. In the past, we have primarily satisfied these requirements through cash generated from operations. We believe that cash generated from operations and borrowings under our unsecured line of credit will be sufficient to meet our short-term liquidity requirements. However, factors described below and elsewhere herein may have a material adverse effect on our cash flow.

         The majority of our revenue is derived from tenants under existing leases at our properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments. We believe that the diversified nature of the properties in which we typically invest - multifamily, office and retail - provides a more stable revenue flow in uncertain economic times, in that our diversified property types generally do not have the same economic cycles and while one property type may be experiencing difficulty, the other property types may be maintaining their strength.

         The recent economic downturn in the United States has negatively impacted our operations. In particular, the Sunbelt region has experienced a slowdown in its economy. The industry slowdowns, higher unemployment rates, reduced demand for apartment homes and declines in household formations resulting from the economic slowdown, particularly in the Sunbelt region in which we operate, have adversely impacted our business. Although each of our three business segments has been adversely impacted by the decline in the economy, our multifamily properties, which rely heavily on short-term leases, have been most affected. Any continuation or worsening of current economic conditions generally and in our principal market areas may continue to have a negative impact on our results of operations and financial condition.

         The Trust has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ending December 31, 1993. If the Trust qualifies for taxation as a REIT, it generally will not be subject to Federal income tax to the extent it distributes at least 90% of its REIT taxable income to its shareholders. Our partnership agreement requires us to distribute at least quarterly 100% of our available cash (as defined in the partnership agreement) to holders of our partnership units. Consistent with our partnership agreement, we intend to continue to distribute quarterly an amount of our available cash sufficient to enable the Trust to pay quarterly dividends to its shareholders in an amount necessary to satisfy the requirements applicable to REITs under the Internal Revenue Code.

         Long-Term Liquidity Needs

         Our long-term liquidity requirements consist primarily of funds necessary to pay for the principal amount of our long-term debt as it matures, significant non-recurring capital expenditures that need to be made periodically at our properties, development projects that we undertake and costs associated with acquisitions of properties that we pursue. Historically, we have satisfied these requirements principally through the most advantageous source of capital at that time, which has included the incurrence of new debt through borrowings (through public offerings of unsecured debt and private incurrence of secured and unsecured debt), sales of common and preferred stock by the Trust, capital raised through the disposition of assets, and joint venture capital transactions. We believe these sources of capital will continue to be available in the future to fund our long-term capital needs. However, factors described below and elsewhere herein may have a material adverse effect on our access to these capital sources.

         Our ability to incur additional debt is dependent upon a number of factors, including our credit ratings, the value of our unencumbered assets, our degree of leverage and borrowing restrictions imposed by our current lenders. We currently have investment grade ratings for prospective unsecured debt offerings from three major rating agencies. If we experienced a credit downgrade, we may be limited in our access to capital in the unsecured debt market, which we have historically utilized to fund investment activities, and the interest rate we are paying under our existing credit facility would increase.

         Our general partner's ability to raise funds through sales of common stock and preferred stock is dependent on, among other things, general market conditions for REITs, market perceptions about the Trust and the current trading price of our stock. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity markets may not be consistently available on terms that are attractive.

         Over the last few years, we have maintained our asset recycling program, which allows us to maximize our investment returns through the sale of assets that have reached their maximum investment potential and reinvest the proceeds into opportunities with more growth potential. During 2003, we sold one multifamily property representing 176 units, one office property representing 29,000 square feet, and one retail property representing 152,667 square feet. The multifamily, office and retail properties were sold for a total sales price of $33.9 million, which was used to repay a portion of the borrowings under our unsecured line of credit and to support our investment activities. Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. Our ability to sell properties in the future to raise cash will be limited if market conditions make such sales unattractive.

         As of December 31, 2003, we have an unsecured bank line of credit providing for total borrowings of up to $320 million. This line of credit agreement bears interest at LIBOR plus a spread calculated based our unsecured debt ratings from time to time. Based on our current debt ratings, the spread is 105 basis points. The line of credit is renewable in November 2005, and provides for a one-year extension. The line of credit agreement includes a competitive bid feature that will allow us to convert up to $160 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The credit facility had an outstanding balance of $205.9 million at December 31, 2003. The floating weighted average interest rate of this short-term borrowing facility, including the competitive bid balance, was 2.16% at December 31, 2003.

         At December 31, 2003, our total consolidated outstanding debt balance was $1.3 billion. The outstanding balance includes fixed-rate debt of $1.0 billion, or 76.9% of the total debt balance, and floating-rate debt of $292.6 million, or 23.1% of the total debt balance. Our total market capitalization as of December 31, 2003 was $3.0 billion and our ratio of debt to market capitalization was 42.3%. We have certain loan agreements that contain restrictive covenants, which among other things require maintenance of various financial ratios. At December 31, 2003, we were in compliance with these covenants.

         Investing Activities

         During 2003, we acquired two multifamily properties containing 844 units and one office property containing 272,558 square feet at an aggregate cost of $77.5 million. We completed the construction of the 154,661 square foot Colonial Center 200 TownPark, a Class A office asset located in Orlando, Florida for a total cost of $18.6 million. Additional costs of $4.5 million are expected to be spent in future periods on tenant and building improvements as the remaining space is leased, bringing the total expected cost of the project to $23.1 million. Additionally, we completed the development of the retail portion of Colonial TownPark - Lake Mary, a 146,523 square foot shopping center located in Orlando, Florida, within the Colonial TownPark mixed-use development, which integrates multifamily, office and retail products. Project development costs including land acquisitions costs totaled $19.2 million.

         During 2003, we began the development of two new apartment communities. These communities, if developed as expected, will contain 712 units, and the total investment, including land acquisition costs, is projected to be approximately $54.4 million. We continued the development of one retail property and began the redevelopment of three retail properties. Upon completion of the retail developments and redevelopments, we expect to invest approximately $59.7 million, including land acquisition costs. Additionally, we have three ongoing mixed use projects that integrate multifamily, office and/or retail products. During 2003, we invested an aggregate of $72.5 million in the development of these aforementioned development projects and certain parcels of land that were acquired for future development.

         We regularly incur significant expenditures in connection with the re-leasing of our office and retail space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases. We also incur expenditures for certain recurring capital expenses. During 2003, we incurred approximately $18.5 million related to tenant improvements and leasing commissions, and approximately $12.5 million of recurring capital expenditures. We expect to pay for future re-leasing and recurring capital expenditures out of cash from operations.

         Distribution

         The distribution on our common units of partnership interest was $0.665 per unit per quarter or $2.66 per unit annually in 2003. We also pay regular quarterly distributions on our preferred units. The maintenance of these distributions is subject to various factors, including the discretion of the Board of Trustees of the Trust, our ability to pay distributions under Delaware law, the availability of cash to make the necessary distributions and the effect of REIT distribution requirements, which require at least 90% of the Trust's taxable income to be distributed to its shareholders.

         Financing Transactions

         On April 4, 2003, we completed a $125.0 million public debt offering of unsecured senior notes. The notes, which mature in April 2013, bear a coupon rate of 6.15%, and were priced to yield an effective rate of 6.18% over the ten year term. We used the net proceeds of the offering to repay a portion of the outstanding balance on our unsecured line of credit.

         On April 30, 2003, the Trust entered into a transaction in which $125.0 million or 5,000,000 depositary shares, each representing 1/10 of a share of 8.125% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest of the Trust, were issued. The proceeds were contributed by the Trust to CRLP in exchange for the issuance by CRLP to the Trust of related Series D preferred units. The depositary shares may be redeemed by the Trust on or after April 30, 2008 and have a liquidation preference of $25.00 per depositary share. The depositary shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Trust. The net proceeds of the offering were approximately $120.7 million and were used to redeem the Trust's $125.0 million 8.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series A preferred shares") and the related Series A preferred units on May 7, 2003. Upon redemption of the Series A preferred units, we deducted the original issuance costs of the Series A preferred shares of $4.5 million from net income available to common unitholders, in accordance with the SEC's clarification of Emerging Issues Task Force (EITF) Abstracts, Topic No. D-42 "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock".

         On June 2, 2003, the Trust issued $75.2 million or 2,110,000 of its common shares at $35.65 per share in a public offering, in which Merrill Lynch & Co. acted as underwriter. The net proceeds from the offering, after deducting offering expenses were $72.5 million. The proceeds were contributed to CRLP in exchange for common units and were used to repay a portion of the outstanding balance on CRLP's unsecured line of credit.

Credit Ratings

         Our credit ratings as of December 31, 2003 are as follows:

       Rating Agency         Rating (1)       Last update
-------------------------------------------------------------------
Standard & Poor's            BBB-          November 24, 2003
Moody's                      Baa3            August 1, 2003
Fitch                        BBB-            July 1, 2003

(1) Ratings outlook is "stable".

Our credit ratings are investment grade. If we experience a credit downgrade, we may be limited in our access to capital in the unsecured debt market, which we have historically utilized to fund its investment activities. In addition, our spread on our $320 million unsecured line of credit would increase as previously discussed.

Market Risk

         In the normal course of business, we are exposed to the effect of interest rate changes that could affect our results of operations and financial condition or cash flow. We limit these risks by following established risk management policies and procedures, including the use of derivative instruments to manage or hedge interest rate risk. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes at December 31, 2003.


                                                           Expected Maturity Date                                   Estimated
                            -------------------------------------------------------------------------------------     Fair
 (amounts in thousands)         2004        2005       2006        2007         2008     Thereafter     Total         Value
--------------------------------------------------------------------------------------------------------------------------------

 Fixed Rate Debt              $ 145,443   $ 127,818   $ 89,580    $ 178,205    $ 18,542    $ 415,671   $ 975,259    $ 1,010,037
--------------------------
 Average interest rate
      at December 31, 2003         7.3%        5.7%       7.9%         7.0%        8.0%         7.1%        7.0%              -

 Variable Debt                  $ 2,521   $ 157,987    $ 2,052      $ 2,052     $ 2,052    $ 125,942   $ 292,606      $ 292,606
--------------------------
 Average interest rate
      at December 31, 2003         2.5%        2.2%       2.4%         2.4%        2.4%         2.4%        2.3%              -


         The table incorporates only those exposures that exist as of December 31, 2003. It does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and interest rates.

         Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and caps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2003, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and existing lines of credit.

         We have entered into several different hedging transactions in an effort to manage our exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of our derivative financial instruments at December 31, 2003. The notional value at December 31, 2003 provides an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

                                                                                           Fair Value
                                                            Interest                  At December 31, 2003
            Product Type              Notional Value          Rate        Maturity       (in thousands)
    ------------------------------ ---------------------- ------------- ------------- ----------------------
    Interest Rate SWAP, Cash Flow  $30.2 - $27.7 million        5.932%       1/01/06  $       (2,126)
    Interest Rate SWAP, Cash Flow      $50.0 million            2.113%       1/02/04              (1)
    Interest Rate CAP, Cash Flow       $21.1 million            6.850%       6/29/04                -
    Interest Rate CAP, Cash Flow       $17.9 million            6.850%       7/06/04                -
    Interest Rate CAP, Cash Flow       $30.4 million           11.200%       6/30/06                6
    Interest Rate CAP, Cash Flow       $17.1 million            4.840%        4/1/04                -
    Interest Rate CAP, Cash Flow       $27.0 million            4.840%        4/1/04                -
    Interest Rate CAP, Cash Flow       $8.7 million             4.840%        4/1/04                -

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

         At December 31, 2003, derivatives with a fair value of $6,195 were included in other assets and derivatives with a fair value of $2.1 million were included in other liabilities. The change in net unrealized gains/losses of $1.9 million in 2003 for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in partners' equity. Hedge ineffectiveness of $0.4 million on cash flow hedges was recognized in other income (expense) during 2003.

         Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. The change in net unrealized losses on cash flow hedges reflects a reclassification of $1.9 million of net unrealized losses from accumulated other comprehensive income (loss) to interest expense during 2003. During 2004, we estimate that an additional $1.5 million will be reclassified to earnings of the current balance held in accumulated other comprehensive income
(loss).

Contractual Obligations and Other Commercial Commitments

         The following tables summarize the material aspects of our future contractual obligations and commercial commitments as of December 31, 2003:

         Contractual Obligations
                                                                            Payments Due in Fiscal
                                         -------------------------------------------------------------------------------------------
(in thousands)                                 Total           2004        2005        2006        2007         2008     Thereafter
------------------------------------------------------------------------------------------------------------------------------------

Long-Term Debt:
     Consolidated                              $ 1,267,865    $ 147,964   $ 285,805    $ 91,632   $ 180,257   $ 20,594   $ 541,613
     Partially Owned Entities (1)                   78,578       29,317      31,763         254         275        293      16,676
                                         -------------------------------------------------------------------------------------------
Total Long-Term Debt                             1,346,443      177,281     317,568      91,886     180,532     20,887     558,289

Ground lease commitments                             7,668          113         113         113         113        113       7,103
                                         -------------------------------------------------------------------------------------------
Total                                          $ 1,354,111    $ 177,394   $ 317,681    $ 91,999   $ 180,645   $ 21,000   $ 565,392
                                         ===========================================================================================

(1) Represents CRLP's pro rata share of principal maturities and excludes net premiums and discounts.

         Other Commercial Commitments
                                                                              Amounts Expiring in Fiscal
                                                      ---------------------------------------------------------------------------
                                      Total Amounts
(in thousands)                          Committed         2004        2005        2006        2007         2008      Thereafter
                                         ----------------------------------------------------------------------------------------

Standby Letters of Credit                       $ 600        $ 600         $ -         $ -         $ -          $ -          $ -
Guarantees                                     13,643        3,300       9,343           -           -            -        1,000
Other Commercial Commitments                    4,000            -           -           -       4,000            -            -
                                         ----------------------------------------------------------------------------------------
Total Commercial Commitments                 $ 18,243      $ 3,900     $ 9,343         $ -     $ 4,000          $ -      $ 1,000
                                         ========================================================================================


Guarantees and Other Arrangements

         During January 2000, CRLP initiated and completed an Executive Unit Purchase Program ("Unit Purchase Program"), in which the Trust's Board of Trustees and certain members of CRLP's management were able to purchase 425,925 units of CRLP. The value of the units purchased under the Unit Purchase Program was approximately $10.0 million. Under the Unit Purchase Program, the Trust's Board of Trustees and the members of management obtained full-recourse personal loans from an unrelated financial institution, in order to purchase the units. As of December 31, 2003, the outstanding balance on these loans was $9.4 million as some participants have exited the program and repaid their principal balance. The units, which have a market value of approximately $16.0 million at December 31, 2003, are pledged as collateral against the loans. We have provided a guarantee to the unrelated financial institution for the personal loans, which mature in January 2005. At December 31, 2003, no liability was recorded on our books for the guarantee.

         In August 2001, we entered into an agreement to provide services to an unrelated third party in connection with the third party's development of a $30.0 million multifamily property in North Carolina. We were engaged to serve as development consultant and leasing and management agent for this property. In addition, for a fee, we are serving as a guarantor for a $3.3 million working capital loan obtained by the three principals of the third party entity, which loan is primarily collateralized jointly and severally by the personal assets of the borrowers, and matures in August 2004. At December 31, 2003, no liability was recorded on our books for the guarantee. We have a right of first refusal to purchase the property should the third party elect to sell. Over the term of the agreement, we expect to earn market fees for our services.

         During August 2002, in connection with the purchase of Heathrow International Business Center, we entered into an agreement to acquire one new office building that contains 192,000 square feet. The closing for this acquisition is anticipated to occur upon the earlier of August 2005 or at such time that the seller achieves certain leasing targets for the property. The purchase price will be determined based upon the percentage of gross leasable area actually leased and the net operating income generated by the leases at the time of acquisition.

         During December 2002, we entered into an agreement with an unrelated third party in connection with the third party's development of a $23.5 million multifamily property in Tampa, Florida. We have agreed to loan approximately $4.0 million, which represents 17.0% of the development costs to the third party during the development of the property. Under the agreement, the balance of the loan matures in December 2007. At December 31, 2003, we had funded approximately $1.6 million to the unrelated third party. We have a right of first refusal to purchase the property should the third party elect to sell.

         During December 2002, we sold 90% of our interest in Colonial Promenade Hoover for a total sales price of $20.5 million, and formed Highway 150 LLC, in which we maintain 10% ownership and manage the property. In connection with the formation of Highway 150 LLC, we executed a guaranty, pursuant to which we would serve as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. Our maximum guarantee of $1.0 million may be requested by the lender, only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At December 31, 2003, the total amount of debt of the joint venture was approximately $17.6 million and matures in December 2012. At December 31, 2003, no liability was recorded on our books for the guarantee.

         During April 2003, we entered into an agreement with an unrelated third party in connection with the third party's development of a $19.4 million multifamily property in Charlotte, North Carolina. We agreed to loan approximately $3.3 million, which represented 17.0% of the development costs to the third party during the development of the property. We have the first right of refusal to purchase the property should the third party elect to sell. During December 2003, the third party elected to sell the property prior to completion of the development. At that time, we purchased the property for approximately $4.0 million and recorded it within construction in progress on our balance sheet. We will continue to develop the property, which is a 252 unit apartment community with total expected costs of $19.4 million. The development is expected to be completed in the first quarter of 2005.

         In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness of CRLP totaling $27.3 million at December 31, 2003. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by CRLP. Additionally, certain unitholders of CRLP and trustees of the Trust have guaranteed indebtedness of CRLP totaling $0.5 million at December 31, 2003. CRLP has indemnified these individuals from their guarantees of this indebtedness.



Outlook

         Management intends to maintain our strength through continued diversification, while pursuing acquisitions and developments that meet our criteria for property quality, market strength, and investment return. Management will continue to use our line of credit to provide short-term financing for acquisition, development, and re-development activities and plans to continue to replace significant borrowings under the bank line of credit with funds generated from the sale of additional debt and equity securities and permanent financing, as market conditions permit. Management believes that these potential sources of funds, along with the possibility of issuing limited partnership units in exchange for properties, will provide us with the means to finance additional acquisitions, developments, and expansions.

         In addition to the issuance of equity and debt, management is investigating alternate financing methods and sources to raise future capital. Private placements, joint ventures, and non-traditional equity and debt offerings are some of the alternatives we are contemplating.

         Management anticipates that our net cash provided by operations and our existing cash balances will provide the necessary funds on a short- and long-term basis to cover our operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, and distributions to unitholders in an amount necessary to permit the Trust to make dividends to its shareholders in accordance with Internal Revenue Code requirements applicable to real estate investment trusts.

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

         An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At December 31, 2003, our exposure to rising interest rates was mitigated by the existing debt level of 42.3% of our total market capitalization, the high percentage of fixed rate debt (76.9%), and the use of interest rate swaps to effectively fix the interest rate on approximately $30.0 million through January 2006. As it relates to the short-term, increases in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.

Item 7A.          Quantitative and Qualitative Disclosures about Market Risk

         The information required by this item is incorporated by reference from "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk".

Item 8.           Financial Statements and Supplementary Data.

         The following are filed as a part of this report:

         Financial Statements:

                  Consolidated Balance Sheets as of December 31, 2003 and 2002

                  Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2003, 2002, and 2001

                  Consolidated Statements of Partners' Equity for the years ended December 31, 2003, 2002, and 2001

                  Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001

                  Notes to Consolidated Financial Statements

         Report of Independent Accountants


                       COLONIAL REALTY LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)

December 31, 2003 and 2002
------------------------------------------------------------------------------------------------
                                                                          2003           2002
------------------------------------------------------------------------------------------------
ASSETS
Land, buildings, & equipment, net                                      $ 2,378,821    $ 2,280,943
Undeveloped land and construction in progress                              114,262         82,520
Less: Accumulated Depreciation                                            (419,817)      (345,914)
Real estate assets held for sale, net                                       11,691         12,043
                                                                       -----------    -----------
     Net real estate assets                                              2,084,957      2,029,592

Cash and equivalents                                                         8,070          6,236
Restricted cash                                                              1,879          1,481
Accounts receivable, net                                                    10,260         10,395
Prepaid expenses                                                             6,580          7,560
Notes receivable                                                             2,504          1,307
Deferred debt and lease costs                                               25,832         23,157
Investment in partially owned entities                                      37,496         36,265
Other assets                                                                17,289         13,780
                                                                       -----------    -----------
                                                                       $ 2,194,867    $ 2,129,773
                                                                       -----------    -----------

LIABILITIES AND PARTNERS' EQUITY
Notes and mortgages payable                                            $ 1,267,865    $ 1,262,193
Accounts payable                                                            17,989         15,646
Accounts payable to affiliates                                                --            1,103
Accrued interest                                                            14,916         13,974
Accrued expenses                                                             6,983          6,516
Tenant deposits                                                              3,239          3,201
Unearned rent                                                                6,878          7,736
Other liabilities                                                            3,715          4,497
                                                                       -----------    -----------
     Total liabilities                                                   1,321,585      1,314,866
                                                                       -----------    -----------

Limited partners' redeemable units, at redemption value -
     10,361,034 and 10,788,341 units outstanding at
     December 31, 2003 and 2002, respectively                              410,297        366,156

General partner -
     Common equity - 26,394,197 and 22,850,480 units outstanding at
     December 31, 2003 and 2002, respectively                              198,597        186,258
     Preferred equity ($175,000 liquidation preference)                    168,703        168,674

Limited partners' preferred equity ($100,000 liquidation preference)        97,406         97,406
Accumulated other comprehensive income (loss)                               (1,721)        (3,587)
                                                                       -----------    -----------
     Total partners' equity                                                462,985        448,751
                                                                       -----------    -----------
                                                                       $ 2,194,867    $ 2,129,773
                                                                       -----------    -----------

The accompanying notes are an integral part of these financial statements.


                       COLONIAL REALTY LIMITED PARTNERSHIP
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  (amounts in thousands, except per unit data)

For the Years Ended December 31, 2003, 2002 and 2001
-------------------------------------------------------------------------------------------------------------------
                                                                                  2003          2002         2001
-------------------------------------------------------------------------------------------------------------------
Revenue:
     Base rent                                                                  $ 263,120    $ 252,279    $ 245,143
     Base rent from affiliates                                                      1,079          969        1,135
     Percentage rent                                                                3,787        3,450        3,530
     Tenant recoveries                                                             40,015       40,493       36,451
     Other property related revenue                                                21,513       18,467       18,350
     Other non-property related revenue                                             4,728        7,449        3,902
                                                                                ---------    ---------    ---------
         Total revenue                                                            334,242      323,107      308,511
                                                                                ---------    ---------    ---------
Property operating expenses:
     General operating expenses                                                    24,001       22,869       21,026
     Salaries and benefits                                                         15,547       14,219       15,302
     Repairs and maintenance                                                       34,296       32,010       28,507
     Taxes, licenses, and insurance                                                30,788       28,118       25,074
General and administrative                                                         19,481       15,496       10,858
Depreciation                                                                       80,115       71,976       62,923
Amortization                                                                        7,984        9,121        7,485
                                                                                ---------    ---------    ---------
         Total operating expenses                                                 212,212      193,809      171,175
                                                                                ---------    ---------    ---------
         Income from operations                                                   122,030      129,298      137,336
                                                                                ---------    ---------    ---------
Other income (expense):
     Interest expense                                                             (66,666)     (64,086)     (69,787)
     Income from partially owned entities                                             608        1,968        1,510
     Ineffectiveness of hedging activities                                           (361)         (23)         (15)
     Gains from sales of property                                                   7,921       35,511       15,674
     Other                                                                           (121)        (618)         (15)
                                                                                ---------    ---------    ---------
         Total other expense                                                      (58,619)     (27,248)     (52,633)
                                                                                ---------    ---------    ---------
         Income from continuing operations                                         63,411      102,050       84,703
                                                                                ---------    ---------    ---------

Income from discontinued operations                                                   829        2,815        1,696
Gain on disposal of discontinued operations                                        10,542        6,041         --
                                                                                ---------    ---------    ---------
         Income from discontinued operations                                       11,371        8,856        1,696
                                                                                ---------    ---------    ---------
         Net income                                                                74,782      110,906       86,399
                                                                                ---------    ---------    ---------

Distributions to general partner preferred unitholders                            (15,282)     (15,563)     (13,405)
Distributions to limited partner preferred unitholders                             (8,875)      (8,875)      (8,875)
Preferred unit issuance costs                                                      (4,451)        --           --
                                                                                ---------    ---------    ---------
         Net income available to common unitholders                                46,174       86,468       64,119

Net income available to common unitholders allocated to limited partners          (13,626)     (28,716)     (22,461)
                                                                                ---------    ---------    ---------
         Net income available to common unitholders allocated to
             general partner                                                    $  32,548    $  57,752    $  41,658
                                                                                ---------    ---------    ---------

Net income available to common unitholders per common unit - basic:
         Income from continuing operations                                      $    0.98    $    2.34    $    1.95
         Income from discontinued operations                                         0.32         0.27         0.05
                                                                                ---------    ---------    ---------
         Net income available to common unitholders per common unit - basic     $    1.30    $    2.61    $    2.00
                                                                                ---------    ---------    ---------

Net income available to common unitholders per common unit - diluted:
         Income from continuing operations                                      $    0.97    $    2.32    $    1.94
         Income from discontinued operations                                         0.32         0.26         0.05
                                                                                ---------    ---------    ---------
         Net income available to common unitholders per common unit - diluted   $    1.29    $    2.58    $    1.99
                                                                                ---------    ---------    ---------

Weighted average common units outstanding - basic                                  35,416       33,170       32,003
Weighted average common units outstanding - diluted                                35,682       33,424       32,114
                                                                                ---------    ---------    ---------

Net income available to common unitholders                                      $  46,174    $  86,468    $  64,119
Other comprehensive income (loss)
     Unrealized income (loss) on cash flow hedging activities                       1,866       (2,184)      (1,403)
                                                                                ---------    ---------    ---------
Comprehensive income                                                            $  48,040    $  84,284    $  62,716
                                                                                ---------    ---------    ---------

The accompanying notes are an integral part of these financial statements.


                       COLONIAL REALTY LIMITED PARTNERSHIP
                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                             (amounts in thousands)

For the Years Ended December 31, 2003, 2002 and 2001
---------------------------------------------------------------------------------------------------------------------
                                                                                  Limited   Accumulated
                                                              General Partner     Partners'    Other
                                                         -----------------------
                                                         Common     Preferred     Preferred Comprehensive
                                                         Equity       Equity       Equity    Income (Loss)    Total
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                             $ 226,967    $ 120,549    $  97,406        $ -0-    $ 444,922

     Net income available to common unitholders
         before preferred unit distributions              64,119       13,405        8,875         --         86,399
     Net income available to common unitholders
         allocated to limited partners                   (22,461)        --           --           --        (22,461)
     Cash contributions                                    4,942         --           --           --          4,942
     Issuance of preferred units                          48,125         --           --         48,125
     Distributions                                       (80,636)     (13,405)      (8,875)        --       (102,916)
     Change in fair value of hedging activity               --           --           --         (1,403)      (1,403)
     Adjustment of limited partner common equity
         to redemption value                             (32,572)        --           --           --        (32,572)
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                               160,359      168,674       97,406       (1,403)     425,036

     Net income available to common unitholders
         before preferred unit distributions              86,468       15,563        8,875         --        110,906
     Net income available to common unitholders
         allocated to limited partners                   (28,716)        --           --           --        (28,716)
     Cash contributions                                   27,717         --           --           --         27,717
     Issuance of common units of beneficial interest      17,551         --           --           --         17,551
     Distributions                                       (87,285)     (15,563)      (8,875)        --       (111,723)
     Change in fair value of hedging activity               --           --           --         (2,184)      (2,184)
     Adjustment of limited partner common equity
         to redemption value                              10,164         --           --           --         10,164
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                               186,258      168,674       97,406       (3,587)     448,751

     Net income available to common unitholders
         before preferred unit distributions              46,174       15,282        8,875         --         70,331
     Net income available to common unitholders
         allocated to limited partners                   (13,626)        --           --           --        (13,626)
     Cash contributions                                   31,468         --           --           --         31,468
     Issuance of common units of beneficial interest      72,441         --           --           --         72,441
     Redemption of preferred units                          --       (120,549)        --           --       (120,549)
     Issuance of preferred units                            --        120,578         --           --        120,578
     Distributions                                       (93,603)     (15,282)      (8,875)        --       (117,760)
     Change in fair value of hedging activity               --           --           --          1,866        1,866
     Adjustment of limited partner common equity
         to redemption value                             (30,515)        --           --           --        (30,515)
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                             $ 198,597    $ 168,703    $  97,406    $  (1,721)   $ 462,985
---------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


                                                      COLONIAL REALTY LIMITED PARTNERSHIP
                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (amounts in thousands)

For the Years Ended December 31, 2003, 2002 and 2001
----------------------------------------------------------------------------------------------------------------------
                                                                                    2003         2002         2001
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net  income                                                                 $  74,782    $ 110,906    $  86,399
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                              88,814       82,835       72,357
         Income from partially owned entities                                         (608)      (1,968)      (1,510)
         Gains from sales of property                                              (18,463)     (41,552)     (15,674)
         Other, net                                                                    -0-           83        1,064
         Decrease (increase) in:
             Restricted cash                                                          (398)         774          224
             Accounts receivable                                                       128        1,871          425
             Prepaid expenses                                                          980          (87)      (2,986)
             Other assets                                                           (9,349)      (8,666)      (6,874)
         Increase (decrease) in:
             Accounts payable                                                        1,240       (3,952)      (1,840)
             Accrued interest                                                          942        2,489       (3,051)
             Accrued expenses and other                                               (278)      (1,143)       7,346
                                                                                 ----------   ----------  -----------
             Net cash provided by operating activities                             137,791      141,590      135,880
                                                                                 ----------   ----------  -----------
Cash flows from investing activities:
     Acquisition of properties                                                     (77,472)    (150,808)         -0-
     Development expenditures                                                      (42,275)     (13,088)     (48,744)
     Development expenditures paid to an affiliate                                 (30,242)     (36,908)     (89,047)
     Tenant improvements                                                           (14,002)     (25,556)     (21,278)
     Capital expenditures                                                          (12,447)     (13,984)     (13,582)
     Proceeds from (issuance of) notes receivable                                   (1,197)      10,946        9,859
     Proceeds from sales of property, net of selling costs                          55,701      132,241       76,190
     Distributions from partnerships                                                 3,743        5,420        2,695
     Capital contributions to partnerships                                          (4,366)      (8,123)      (4,764)
                                                                                 ----------   ----------  -----------
             Net cash used in investing activities                                (122,557)     (99,860)     (88,671)
                                                                                 ----------   ----------  -----------
Cash flows from financing activities:
     Principal reductions of debt                                                 (175,964)     (73,248)     (84,553)
     Proceeds from additional borrowings                                           186,470      151,285       48,988
     Net change in revolving credit balances                                        (2,279)     (52,989)      46,968
     Proceeds from preferred unit issuance, net of expenses paid                   120,578          -0-       48,122
     Proceeds from issuance of limited partnership units, net of expenses paid      72,441       17,551
     Redemption of preferred units                                                (125,000)         -0-          -0-
     Cash contributions                                                             31,468       27,717        4,172
     Distributions to common and preferred unitholders                            (117,760)    (111,723)    (102,916)
     Payment of mortgage financing cost                                             (3,353)      (4,214)      (1,794)
     Other, net                                                                        -0-          -0-         (344)
                                                                                 ----------   ----------  -----------
             Net cash used in financing activities                                 (13,400)     (45,621)     (41,357)
                                                                                 ----------   ----------  -----------
             Increase (decrease) in cash and equivalents                             1,834       (3,891)       5,852
Cash and equivalents, beginning of period                                            6,236       10,127        4,275
                                                                                 ----------   ----------  -----------
Cash and equivalents, end of period                                              $   8,070    $   6,236    $  10,127
                                                                                 ----------   ----------  -----------

Supplemental disclosures of cash flow information:
     Cash paid during the year for interest, net of amounts capitalized          $  66,614    $  62,776    $  74,448
                                                                                 ----------   ----------  -----------

The accompanying notes are an integral part of these financial statements.

1. Organization and Basis of Presentation

         Organization - Colonial Realty Limited Partnership ("CRLP"), a Delaware limited partnership, is the operating partnership of Colonial Properties Trust (the "Trust"), an Alabama real estate investment trust ("REIT") whose shares are listed on the New York Stock Exchange ("NYSE"). CRLP is engaged in the ownership, development, management, and leasing of multifamily housing communities, office buildings, and retail malls and centers. CRLP also owns certain parcels of land.

         Federal Income Tax Status - The Trust, which is considered a corporation for federal income tax purposes, qualifies as a REIT for federal income tax purposes and generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Trust fails to qualify as a REIT in any taxable year, the Trust will be subject to federal income tax on its taxable income at regular corporate rates. The Trust may be subject to certain state and local taxes on its income and property.

         In addition, CRLP's financial statements include the operations of a taxable REIT subsidiary, Colonial Properties Services, Inc. ("CPSI"), that is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI provides property development, leasing and management services for third-party owned properties and administrative services to CRLP. CRLP generally reimburses CPSI for payroll and other costs incurred in providing services to CRLP. All inter-company transactions are eliminated in the accompanying consolidated financial statements. CRLP recognized tax expense of $0.1 million and $0.6 million in 2003 and 2002, respectively, related to the taxable income of CPSI. No federal income taxes were recognized in 2001.

         Principles of Consolidation - The consolidated financial statements include CRLP, CPSI and Colonial Properties Services Limited Partnership (in which CRLP holds 99% general and limited partner interests).

         Investments in Partially Owned Entities - Entities in which CRLP owns, directly or indirectly a 50% or less interest and does not control are reflected in the consolidated financial statements as investments accounted for under the equity method, except as discussed below. Under this method the investment is carried at cost plus or minus equity in undistributed earnings or losses since the date of acquisition. During December 2003, CRLP entered into a 10% investment in a partnership interest of three multifamily properties that is accounted for on the cost basis of accounting. (See Note 6 for further discussion)


2. Summary of Significant Accounting Policies

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

         Repairs and maintenance are charged to expense as incurred. Replacements and improvements are capitalized and depreciated over the estimated remaining useful lives of the assets. When items of land, buildings, or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recorded in accordance with Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal on Long-Lived Assets. CRLP recognizes sales of real estate properties only upon the closing of a transaction. Payments received from purchasers prior to closing are recorded as deposits. Profit on real estate sold is recognized using the full accrual method upon closing when the collectibility of the sales price is reasonably assured and CRLP is not obligated to perform significant activities after the sale. Profit may be deferred in whole or part until the sale meets the requirements of profit recognition on sales of real estate under SFAS 66, Accounting for Sales of Real Estate. For properties sold to a joint venture in which CRLP retains an ownership percentage, CRLP limits the profit recognized from the sale to the portion sold to the outside party. Further, the profit is limited by the amount of cash received for which CRLP has no commitment to reinvest pursuant to the partial sale provisions found in paragraph 30 of Statement of Position (SOP) 78-9. As of December 31, 2003, in accordance with SFAS 66, all sales of real estate properties have been recorded as sales transactions, as the risk and rewards of ownership have been transferred to the purchaser.

         Acquired Real Estate Assets-- CRLP accounts for its acquisitions of investments in real estate in accordance with SFAS No. 141, Business Combinations, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of other tenant relationships, based in each case on their fair values. CRLP considers acquisitions of operating real estate assets to be "businesses" as that term is contemplated in Emerging Issues Task Force Issue No. 98-3, Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business.

         CRLP allocates purchase price to the fair value of the tangible assets of an acquired property (which includes the land and building) determined by valuing the property as if it were vacant. The "as-if-vacant" value is allocated to land and buildings based on management's determination of the relative fair values of these assets. CRLP also allocates value to tenant improvements based on the estimated costs of similar tenants with similar terms.

         Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancellable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancellable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

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

         The total amount of other intangible assets acquired is further allocated to in-place leases, which includes other tenant relationship intangible values based on management's evaluation of the specific characteristics of each tenant's lease and CRLP's overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of CRLP's existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement or management's expectation for renewal), among other factors.

         Undeveloped Land and Construction in Progress--Undeveloped land and construction in progress is stated at the lower of cost or fair value. The capitalization of costs during the development of assets (including interest, property taxes and other direct costs) begins when an active development commences and ends when the asset, or a portion of an asset, is delivered and is ready for its intended use. Cost capitalization during redevelopment of assets (including interest and other direct costs) begins when the asset is taken out-of-service for redevelopment and ends when the asset redevelopment is completed and the asset is placed in-service.

         Cash and Equivalents--CRLP includes highly liquid marketable securities and debt instruments purchased with a maturity of three months or less in cash equivalents. The majority of CRLP's cash and equivalents are held at major commercial banks.

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

         Deferred Debt and Lease Costs--Deferred debt costs consist of loan fees and related expenses which are amortized on a straight-line basis, which approximates the effective interest method, over the terms of the related debt. Deferred lease costs include leasing charges, direct salaries and other costs incurred by CRLP to originate a lease, which are amortized on a straight-line basis over the terms of the related leases.

         Derivative Instruments--All derivative instruments are recognized on the balance sheet and measured at fair value. Derivatives that do not qualify for hedge treatment under SFAS No. 133 (subsequently amended by SFAS Nos. 137 and 138), Accounting for Derivative Instruments and Hedging Activities, must be recorded at fair value with gains or losses recognized in earnings in the period of change. CRLP enters into derivative financial instruments from time to time, but does not use them for trading or speculative purposes. Interest rate cap agreements and interest rate swaps are used to reduce the potential impact of increases in interest rates on variable-rate debt.

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

         Stock-Based Compensation--The Trust currently sponsors stock option plans and restricted stock award plans. Refer to Note 12. Prior to 2003, the Trust accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations. No stock-based employee compensation expense for stock options was reflected in net income for the years ended December 31, 2002 and 2001. Effective January 1, 2003, the Trust adopted the preferable fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". The Trust selected the prospective method of adoption described in SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure". The prospective method allows the Trust to apply the recognition provisions of SFAS No. 123 to all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. In accordance with the prospective method of adoption, results for prior years have not been restated.

         Deferred Compensation on Restricted Shares--Deferred compensation on restricted shares of the Trust relates to the issuance of restricted shares to employees and trustees of the Trust. Deferred compensation is amortized to compensation expense based on the passage of time and certain performance criteria.

         Revenue Recognition--CRLP, as lessor, has retained substantially all the risks and benefits of property ownership and accounts for its leases as operating leases. Rental income attributable to leases is recognized on a straight-line basis over the terms of the leases. Certain leases contain provisions for additional rent based on a percentage of tenant sales. Percentage rents are recognized in the period in which sales thresholds are met. Recoveries from tenants for taxes, insurance, and other property operating expenses are recognized in the period the applicable costs are incurred in accordance with the terms of the related lease.

         Other income received from long-term contracts signed in the normal course of business is recognized in accordance with the terms of the specific contract. Property management and development fee income is recognized when earned for services provided to third parties.

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

         Segment Reporting--CRLP has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 defines an operating segment as a component of an enterprise that engages in business activities that generate revenues and incur expenses, which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. CRLP is organized into, and manages its business based on the performance of three separate and distinct operating divisions: multifamily, office and retail.

         Recent Pronouncements of the Financial Accounting Standards Board
(FASB)--On January 15, 2003, FASB completed its redeliberations of the project related to the consolidation of variable interest entities which culminated with the issuance of FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

         CRLP has identified certain relationships that it deems reasonably possible are VIEs in which it holds a significant variable interest. CRLP deems that it is reasonably possible that its investments in partially owned entities are VIEs. As disclosed in Note 6, relative to these entities, CRLP's maximum exposure to loss is limited to the carrying value of CRLP's investments in those entities, which is $37.5 million as of December 31, 2003. In addition to these VIEs, CRLP considers its relationship with three other entities to be potential VIEs. These other entities are more fully discussed in Note 15, and primarily relate to the commitment to fund development through a mezzanine financing commitment and other guarantees. The maximum exposure related to these other entities is limited to the amount of the funding commitment and other guarantees and is $8.3 million as of December 31, 2003, which results in a total maximum exposure to CRLP attributable to all potential VIEs in the aggregate amount of $46.1 million. In December 2003, the FASB revised FIN 46 through the release of FIN 46R, which clarifies certain aspects of FIN 46 and contains certain provisions that defer the effective date of FIN 46 to periods ending after March 15, 2004. The adoption of FIN 46 did not have a material effect on CRLP's consolidated financial statements and the adoption of FIN 46R is not expected to have a material effect on CRLP's consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS
150). SFAS 150 establishes how an issuer classifies and measures certain free standing financial instruments with characteristics of both liabilities and equity and requires that such instruments be classified as liabilities. On November 7, 2003, the FASB issued FASB Staff Position ("FSP") 150-3, Effective Date and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities. FSP 150-3 defers the effective date of certain provisions of SFAS 150, specifically the provisions that apply to mandatorily redeemable non-controlling interests. This deferral is expected to remain in effect indefinitely until the accounting for these interests are addressed in later guidance. The remaining provisions of SFAS 150 were effective for financial instruments entered into or modified after May 31, 2003, and otherwise were effective and adopted by CRLP on July 1, 2003. CRLP has not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003. CRLP has evaluated the impact of this pronouncement on financial instruments in place prior to May 31, 2003 and determined that no reclassification or restatement of current financial instruments is required.

         Reclassifications--Certain reclassifications have been made to the 2002 and 2001 financial statements in order to conform them to the 2003 financial statement presentation. These reclassifications have no impact on partners' equity or net income.

3.        Property Acquisitions and Dispositions

         CRLP acquired two multifamily properties and one office property in 2003 at an aggregate cost of $77.5 million, three office properties during 2002 at an aggregate cost of $150.8 million, and no operating properties were acquired in 2001. CRLP funded these acquisitions with cash proceeds from its dispositions of assets, public offerings of debt and issuance of partnership units (see Notes 8 and 11), advances on bank lines of credit, and cash from operations.

         The properties acquired during 2003 and 2002 are listed below:


                                                                      Effective
                                               Location           Acquisition Date        Units/Square Feet
                                         ----------------------------------------------------------------------
Multifamily Properties:
Colonial Grand at Metrowest              Orlando, FL                  December 30, 2003                    311
Colonial Village at Quarry Oaks          Austin, TX                   December 30, 2003                    533

Office Properties:
Colonial Center Research Place           Huntsville, AL               December 15, 2003                272,558
901 Maitland Center                      Orlando, FL                      March 1, 2002                155,583
Colonial Center at Colonnade             Birmingham, AL                     May 1, 2002                531,563
Colonial Center Heathrow                 Orlando, FL                     August 1, 2002                804,350


         Results of operations of these properties, subsequent to their respective acquisition dates, are included in the consolidated financial statements of CRLP. The cash paid to acquire these properties is included in the statements of cash flows. CRLP has accounted for its acquisitions in 2003 in accordance with SFAS 141. The value of the acquired tenant improvements and leasing commissions for the office asset acquired are amortized over the remaining terms of the in-place leases, which ranges from one to ten years. The value of the in-place leases is being amortized over the remaining useful life of the intangible asset, which is approximately one year for our multifamily acquisitions and fifteen years for our office acquisition. The acquisitions during 2003 and 2002 are comprised of the following:

(in thousands)                                        2003           2002
------------------------------------------------------------------------------
Assets purchased:
      Land, buildings, and equipment                  $ 74,399      $ 196,009
      Other assets                                       4,080            465
------------------------------------------------------------------------------
                                                        78,479        196,474
Notes and mortgages assumed                                  0        (43,993)
Other liabilities assumed or recorded                   (1,007)        (1,673)
------------------------------------------------------------------------------
Cash paid                                             $ 77,472      $ 150,808
------------------------------------------------------------------------------

         In addition to the acquisition of the operating properties mentioned above, CRLP acquired certain parcels of land to be utilized for future development opportunities.

         During 2003, CRLP disposed of one multifamily property representing 176 units, one office property representing 29,000 square feet, and one retail property representing 152,667 square feet. The multifamily, office and retail properties were sold for a total sales price of $33.9 million, which was used to repay a portion of the borrowings under CRLP's unsecured line of credit and to support CRLP's investment activities. Additionally, throughout 2003, CRLP sold various parcels of land located adjacent to our existing properties for an aggregate sales price of $24.0 million, which was also used to repay a portion of the borrowings under CRLP's unsecured line of credit and to support our investment activities.

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

         During 2002, CRLP sold interests in two retail properties to joint ventures formed by CRLP and unrelated parties. CRLP continues to manage the properties and accounts for its interest in these joint ventures as equity investments (see Note 6).

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

         In accordance with SFAS No. 144, net income and gain (loss) on disposition of real estate for properties sold through December 31, 2003, in which CRLP does not maintain continuing involvement, are reflected in our consolidated statements of income on a comparative basis as discontinued operations for the years ended December 31, 2003, 2002 and 2001. Following is a listing of the properties we disposed in 2003 and 2002 that are classified as discontinued operations.

                       Property                           Location                 Date            Units/Square Feet
     ----------------------------------------     -----------------------      ---------------     -------------------
     Multifamily
          Colonial Grand at Citrus Park            Tampa, FL                         March 2003                    176

     Office
          2100 International Park                  Birmingham, AL                September 2003                 29,000
          Colonnade Bldg. 4100 & 4200              Birmingham, AL                September 2002                 32,000
          University Park Plaza                    Orlando, FL                        July 2002                 72,500

     Retail
          Colonial Promenade Bardmoor              St. Petersburg, FL                March 2003                152,667
          Colonial Promenade University Park II    Orlando, FL                        July 2002                183,519

         Additionally, CRLP classifies real estate assets as held for sale only after CRLP has received approval by its internal investment committee, has commenced an active program to sell the assets, and in the opinion of CRLP's management it is probable the asset will sell within the next 12 months. At December 31, 2003 and 2002, CRLP had classified one retail asset, containing 215,590 square feet as held for sale. This real estate asset is reflected in the accompanying consolidated balance sheets at $11.7 million and $12.0 million at December 31, 2003 and 2002, respectively, which represents the lower of depreciated cost or fair value less costs to sell.

         In accordance with SFAS No. 144, the operating results of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Also under the provisions of SFAS No. 144, the reserves, if any, to write down the carrying value of the real estate assets designated and classified as held for sale are also included in discontinued operations. All subsequent gains and or additional losses on the sale of these assets are also included in discontinued operations. Additionally, under SFAS No. 144, any impairment losses on assets held for continuing use are included in continuing operations.

         Below is a summary of the operations of the properties held for sale and sold during 2003, 2002, and 2001 that are classified as discontinued operations:

                                                                       Year Ended December 31,
                                                                  -----------------------------------
        (amounts in thousands)                                       2003        2002        2001
                                                                     ----        ----        ----

Property revenues:
        Base rent                                                     $ 2,692     $ 6,541    $ 6,408
        Percentage rent                                                    (3)         92        107
        Tenant recoveries                                                 602       1,173      1,063
        Other property revenue                                             65         215        236
                                                                  -----------------------------------
Total property revenues                                                 3,356       8,021      7,814

        Property operating and maintenance expense                        921       2,289      2,559
        Depreciation                                                      646       1,627      1,777
        Amortization                                                       70         111        172
                                                                  -----------------------------------
Total operating expenses                                                1,637       4,027      4,508
Interest expense                                                          890       1,179      1,610
Income from discontinued operations before net gain
        on disposition of discontinued operations                         829       2,815      1,696
Net gain on disposition of discontinued operations                     10,542       6,041          -
                                                                  -----------------------------------

Income from discontinued operations                                  $ 11,371     $ 8,856    $ 1,696
                                                                  ===================================

4.       Land, Buildings, and Equipment

         Land, buildings, and equipment consists of the following at December 31, 2003 and 2002:

                                                                         (in thousands)
                                            Useful Lives           2003                  2002
                                            ------------
                                                             ---------------------------------------

Buildings                                     40 years            $ 1,835,528           $ 1,782,512
Furniture and fixtures                        7 years                  58,620                56,520
Equipment                                   3 or 5 years               34,775                31,859
Land improvements                          10 or 15 years              57,598                55,616
Tenant improvements                        Life of lease              140,376               106,031
                                                             -----------------     -----------------
                                                                    2,126,897             2,032,538
Accumulated depreciation                                             (419,817)             (345,914)
                                                             -----------------     -----------------
                                                                    1,707,080             1,686,624
Real estate assets held for sale, net                                  11,691                12,043
Land                                                                  251,924               248,405
                                                             -----------------     -----------------
                                                                  $ 1,970,695           $ 1,947,072
                                                             =================     =================


5.       Undeveloped Land and Construction in Progress

         During 2003, CRLP completed the construction of the 154,661 square foot Colonial Center 200 TownPark, a Class A office asset located in Orlando, Florida for a total cost of $18.6 million. Additional costs of $4.5 million are expected to be spent in future periods on tenant and building improvements as the remaining space is leased, bringing the total expected cost of the project to $23.1 million. Additionally, CRLP completed the construction of the 143,000 square foot retail portion of Colonial TownPark, located in Orlando, Florida for a total cost of $19.2 million. Colonial Center 200 TownPark and the retail portion of Colonial TownPark is part of a mixed-use development that integrates multifamily, office, and retail products.

         CRLP currently has three active development projects, three mixed-use projects, and three redevelopment projects in progress, and various parcels of land available for expansion and construction. Undeveloped land and construction in progress is comprised of the following at December 31, 2003:


                                                         Total                                          Costs
                                                         Units/                     Estimated        Capitalized
                                                        Square      Estimated      Total Costs         To Date
                                                          Feet      Completion    (in thousands)    (in thousands)
                                                        ---------  -------------  ---------------   ---------------

      Multifamily Projects:
      Colonial Grand at Mallard Creek                        252           2005   $       19,417     $       4,189
      Colonial Village Twin Lakes                            460           2005           35,000            10,992

      Retail Projects:
      Colonial Promenade Trussville Phase II              59,000           2004            7,400             6,809
      Colonial Shoppes Clay (redevelopment)               66,000           2004            4,300             3,560
      Colonial Mall Myrtle Beach (redevelopment)         530,000           2004           28,000             5,303
      Colonial University Village (redevelopment)        555,000           2005           20,000            10,742

      Mixed Use Projects Infrastructure
      Colonial TownPark - Lake Mary                                                       33,168            21,788
      Colonial TownPark - Sarasota                                                         6,410             5,142
      Colonial Center at Mansell                                                           8,330             7,921

      Other Projects and Undeveloped Land                                                                   37,816
                                                                                                    ---------------
                                                                                                    $      114,262
                                                                                                    ===============

         Interest capitalized on construction in progress during 2003, 2002, and 2001 was $5.6 million, $8.1 million, and $10.6 million, respectively.

6.  Investment in Partially Owned Entities and Other Arrangements

         Investment in Partially Owned Entities

         Investment in partially owned entities at December 31, 2003 and 2002 consists of the following:


                                                                                     (in thousands)
                                                                Percent
                                                                 Owned            2003          2002
                                                               ----------      ------------ --------------
         Multifamily:
         CMS/Colonial Joint Venture I                             15.00%     $       1,923  $       2,142
         CMS/Colonial Joint Venture II                            15.00%               689            735
         DRA Partnership                                          10.00%             2,284              -
                                                                               ------------   ------------
                                                                                     4,896          2,877

         Office:
         600 Building Partnership, Birmingham, AL                 33.33%               (8)           (23)

         Retail:
         Orlando Fashion Square Joint Venture, Orlando, FL        50.00%            19,698         19,465
         Parkway Place Limited Partnership, Huntsville, AL        45.00%            10,493         11,375
         Colonial Promenade Madison, Huntsville, AL               25.00%             2,341          2,464
         Highway 150, LLC, Birmingham, AL                         10.00%                56             85
                                                                               ------------   ------------
                                                                                    32,588         33,389

         Other:
         Colonial/Polar-BEK Management Company,
           Birmingham, AL                                         50.00%                36             41
         NRH Enterprises, LLC, Birmingham, AL                     20.00%              (16)             26
         E-2 Data Technology, Birmingham, AL                      50.00%                -            (45)
                                                                               ------------   ------------
                                                                                        20             22
                                                                             -------------- --------------
                                                                             $      37,496  $      36,265
                                                                             ============== ==============

         During December 2003, CRLP and Dreyfuss Real Estate Advisors (DRA) entered into a partnership agreement, in which CRLP maintains a 10% interest and manages three multifamily assets located in Birmingham, Alabama. The three assets include Colony Woods, The Meadows of Brook Highland and Madison at Shoal Run, which contain a total of 1,090 units. CRLP purchased their 10% interest for a purchase price of $2.3 million, and the investment in the partnership is maintained on the cost basis of accounting. CRLP believes that the cost method of accounting is appropriate, as CRLP does not control nor maintain decision making rights of the partnership.

         During December 2002, CRLP sold 90% of its interest in Colonial Promenade Hoover for a total sales price of $20.5 million, and formed Highway 150, LLC, in which CRLP maintains 10% ownership and manages the property under contract with Highway 150 LLC. Additionally during December 2002, CRLP sold 25% of its interest in the Colonial Promenade Madison Joint Venture for $3.2 million. Prior to the sale of this interest, CRLP held a 50% interest in the joint venture. Therefore, CRLP now maintains 25% ownership of the property and continues to manage the property. The proceeds from both of the joint venture transactions were used to repay a portion of the amount outstanding under CRLP's unsecured line of credit.

         Combined financial information for CRLP's investments in partially owned entities for 2003 and 2002 follows:

     (in thousands)                                        December 31,
                                               ---------------------------------
                                                      2003             2002
                                               ---------------------------------
Balance Sheet
Assets
     Land, building, & equipment, net                  $ 345,003      $ 347,436
     Construction in progress                                 81            193
     Other assets                                         12,839         11,028
                                               ---------------------------------
       Total assets                                    $ 357,923      $ 358,657
                                               =================================

Liabilities and Partners' Equity
     Notes payable (1)                                 $ 251,396      $ 251,908
     Other liabilities                                     3,875          3,950
     Partners' Equity                                    102,652        102,799
                                               ---------------------------------
       Total liabilities and partners' capital         $ 357,923      $ 358,657
                                               =================================

Statement of Operations
     (for the year ended)
Revenues                                                $ 51,571       $ 42,943
Operating expenses                                       (21,742)       (17,960)
Interest expense                                         (15,938)       (13,011)
Depreciation, amortization and other                     (12,472)        (7,689)
                                                --------------------------------
     Net income                                          $ 1,419        $ 4,283
                                                ================================


(1) CRLP's portion of indebtedness, as calculated based on ownership percentage, at December 31, 2003 and 2002 is $78.6 million and $78.3 million, respectively.

7.       Segment Information

         CRLP is organized into, and manages its business based on the performance of three separate and distinct operating divisions: multifamily, office, and retail. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within such division. The applicable accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." The pro rata portion of the revenues, net operating income ("NOI"), and assets of the partially-owned entities and joint ventures that CRLP has entered into are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned entities and joint ventures are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method and discontinued operations are reported separately. Management evaluates the performance of its segments and allocates resources to them based on divisional NOI. Divisional NOI is defined as total property revenues, including unconsolidated partnerships and joint ventures, less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance, advertising). Because NOI excludes interest expense, depreciation and amortization, and general and administrative expenses, it provides a performance measure that, when compared year over year, reflects the income directly associated with operating our multifamily, office and retail properties. As a result, management believes that NOI provides investors useful information about CRLP's operating performance. However, as the certain expenses noted above are excluded from NOI, NOI should only be used as an alternative measure of CRLP's financial performance. Divisional information and the reconciliation of total divisional revenues to total revenues, total divisional NOI to income from continuing operations and minority interest, and total divisional assets to total assets, for the years ended December 31, 2003, 2002, and 2001, is presented below:


                                                        For the Year Ended
                                             ------------   ------------    -----------
     (in thousands)                              2003            2002           2001
                                             ------------   ------------    -----------
Revenues:
     Divisional Revenues
          Multifamily                         $    98,949    $   104,160    $   119,309
          Office                                   93,508         77,111         57,348
          Retail                                  156,805        156,355        147,634
                                              -----------    -----------    -----------
               Total Divisional Revenues:         349,262        337,626        324,291

     Partially-owned subsidiaries                 (16,242)       (13,743)       (13,061)
     Unallocated corporate revenues                 4,578          7,246          5,095
     Discontinued operations revenues              (3,356)        (8,022)        (7,814)
                                              -----------    -----------    -----------
               Total Consolidated Revenues:   $   334,242    $   323,107    $   308,511
                                              -----------    -----------    -----------

NOI:
     Divisional NOI
          Multifamily                         $    61,890    $    68,145    $    80,478
          Office                                   65,826         54,930         40,893
          Retail                                  109,164        109,322        105,043
                                              -----------    -----------    -----------
               Total Divisional NOI:              236,880        232,397        226,414

     Partially-owned subsidiaries                  (9,356)        (7,956)        (7,802)
     Unallocated corporate revenues                 4,578          7,246          5,095
     Discontinued operations NOI                   (2,435)        (5,741)        (5,255)
     General and administrative expenses          (19,481)       (15,496)       (10,858)
     Depreciation                                 (80,115)       (71,976)       (62,923)
     Amortization                                  (7,984)        (9,121)        (7,485)
     Other                                            (57)           (55)           150
                                              -----------    -----------    -----------
          Income from operations                  122,030        129,298        137,336
                                              -----------    -----------    -----------
     Total other expense                          (58,619)       (27,248)       (52,633)
                                              -----------    -----------    -----------
          Income from continuing operations   $    63,411    $   102,050    $    84,703
                                              -----------    -----------    -----------

     (in thousands)
Assets:
     Divisional Assets
          Multifamily                         $   677,469    $   645,840    $   723,447
          Office                                  607,154        594,795        377,255
          Retail                                  931,894        906,555        905,964
                                              -----------    -----------    -----------
               Total Divisional Assets:         2,216,517      2,147,190      2,006,666

     Partially-owned subsidiaries                (117,271)      (116,375)      (106,191)
     Unallocated corporate assets (1)              95,621         98,958        113,908
                                              -----------    -----------    -----------
                                              $ 2,194,867    $ 2,129,773    $ 2,014,383
                                              -----------    -----------    -----------


(1) Includes CRLP's investment in joint ventures of $37,496, $36,265, and $31,594 as of December 31, 2003, 2002, and 2001, respectively. (see
         Note 6)

8.  Notes and Mortgages Payable

         Notes and mortgages payable at December 31, 2003 and 2002 consist of the following:

                                                         (in thousands)
                                                     2003             2002
                                                --------------  ---------------

         Revolving credit agreement        $        205,935     $     208,270
         Mortgages and other notes:
           2.00% to 6.00%                           136,670           213,877
           6.01% to 7.50%                           679,088           584,423
           7.51% to 9.00%                           246,172           255,623
                                                ---------------  --------------
                                           $      1,267,865      $  1,262,193
                                                ===============  ==============

         As of December 31, 2003, CRLP has an unsecured bank line of credit providing for total borrowings of up to $320 million. This line of credit agreement bears interest at LIBOR plus a spread calculated based on CRLP's unsecured debt ratings from time to time. Based on CRLP's debt ratings at December 31, 2003, the spread was 105 basis points. The line of credit is renewable in November 2005 and provides for a one-year extension. The line of credit agreement includes a competitive bid feature that will allow CRLP to convert up to $160 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The credit facility is primarily used by CRLP to finance property acquisitions and developments and has an outstanding balance at December 31, 2003, of $205.9 million. The interest rate of this short-term borrowing facility, including the competitive bid balance, is 2.16% and 2.38% at December 31, 2003 and 2002, respectively.

         During 2003 and 2002, CRLP completed two public offerings of senior notes collectively totaling $225.0 million. The proceeds of the offerings were used to fund acquisitions, development expenditures, repay balances outstanding on CRLP's revolving credit facility, repay certain notes and mortgages payable, and for general corporate purposes. Details relating to these debt offerings are as follows:

                                                                     Gross
                      Type of                                       Proceeds
   Issue Date           Note           Maturity       Rate       (in thousands)
-----------------  --------------- --------------------------   ---------------
April, 2003        Senior          April, 2013       6.15%      $      125,000
August, 2002       Senior          August, 2012      6.88%             100,000
                                                                ---------------
                                                                $      225,000
                                                                ===============


         At December 31, 2003, CRLP had $899.4 million in unsecured indebtedness including balances outstanding on its bank line of credit and certain other notes payable. The remainder of CRLP's notes and mortgages payable are collateralized by the assignment of rents and leases of certain properties and assets with an aggregate net book value of $427.7 million at December 31, 2003.

         The aggregate maturities of notes and mortgages payable, including CRLP's line of credit at December 31, 2003, are as follows:

                                               (in thousands)
                                              ---------------
         2004                              $         147,964
         2005                                        285,805
         2006                                         91,632
         2007                                        180,257
         2008                                         20,594
         Thereafter                                  541,613
                                           ------------------
                                           $       1,267,865
                                           ==================

         Based on borrowing rates available to CRLP for notes and mortgages payable with similar terms, the estimated fair value of CRLP's notes and mortgages payable at December 31, 2003 and 2002 was approximately $1.31 billion and $1.26 billion, respectively.

         Certain loan agreements of CRLP contain restrictive covenants, which, among other things, require maintenance of various financial ratios. At December 31, 2003, CRLP was in compliance with those covenants.

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

         CRLP's objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, CRLP primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2003, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and existing lines of credit.

         CRLP has entered into several different hedging transactions in an effort to manage its exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of CRLP's derivative financial instruments at December 31, 2003. The notional value at December 31, 2003 provides an indication of the extent of CRLP's involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

                                                                                           Fair Value
                                                            Interest                  At December 31, 2003
            Product Type              Notional Value          Rate        Maturity       (in thousands)
    ------------------------------ ---------------------- ------------- ------------- ----------------------
    Interest Rate SWAP, Cash Flow  $30.2 - $27.7 million        5.932%       1/01/06  $       (2,126)
    Interest Rate SWAP, Cash Flow      $50.0 million            2.113%       1/02/04              (1)
    Interest Rate CAP, Cash Flow       $21.1 million            6.850%       6/29/04                -
    Interest Rate CAP, Cash Flow       $17.9 million            6.850%       7/06/04                -
    Interest Rate CAP, Cash Flow       $30.4 million           11.200%       6/30/06                6
    Interest Rate CAP, Cash Flow       $17.1 million            4.840%        4/1/04                -
    Interest Rate CAP, Cash Flow       $27.0 million            4.840%        4/1/04                -
    Interest Rate CAP, Cash Flow       $8.7 million             4.840%        4/1/04                -

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

         At December 31, 2003, derivatives with a fair value of $6,195 were included in other assets and derivatives with a fair value of $2.1 million were included in other liabilities. The change in net unrealized gains/losses of $1.9 million in 2003 for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in shareholders' equity. Hedge ineffectiveness of $0.4 million on cash flow hedges was recognized in other income (expense) during 2003.

          Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on CRLP's variable-rate debt. The change in net unrealized losses on cash flow hedges reflects a reclassification of $1.9 million of net unrealized losses from accumulated other comprehensive income (loss) to interest expense during 2003. During 2004, CRLP estimates that an additional $1.5 million will be reclassified to earnings of the current balance held in accumulated other comprehensive income (loss).

10.       Capital Structure

         At December 31, 2003 the Trust controlled CRLP as the sole general partner and as the holder of 71.81% of the common units of CRLP and 63.6% of the preferred units (Series C preferred units and Series D preferred units). The limited partners of CRLP who hold redeemable, or common units, are those persons (including certain officers and trustees) who, at the time of the initial public offering, elected to hold all or a portion of their interest in the form of units rather than receiving shares of common stock of the Trust, or individuals from whom CRLP acquired certain properties, who elected to receive units in exchange for the properties. Redeemable units represent the number of outstanding limited partnership units as of the date of the applicable balance sheet, valued at the closing market value of the Trust's common shares. Each redeemable unit may be redeemed by the holder thereof for either one common share or cash equal to the fair market value thereof at the time of such redemption, at the option of the Trust.

         Additionally, in 1999, CRLP issued $100 million of Series B Cumulative Redeemable Perpetual Preferred Units ("Series B preferred units") in a private placement, that are exchangeable for Series B preferred shares of the Trust beginning January 2014 at the option of the holders of the Series B preferred units. (See Note 17)

         The Board of Trustees of the Trust manages CRLP by directing the affairs of CRLP. The Trust's interests in CRLP entitle it to share in cash distributions from, and in the profits and losses of, CRLP in proportion to the Trust's percentage interest therein and entitle the Trust to vote on all matters requiring a vote of the limited partners.

     In 1999, the Trust's Board of Trustees authorized a common share repurchase program under which the Trust could repurchase up to $150 million of its currently outstanding common shares from time to time at the discretion of management in open market and negotiated transactions. The Trust repurchased 5,623,150 shares at an all-in cost of approximately $150 million, which represents an average purchase price of $26.70. A corresponding amount of units were redeemed by CRLP in connection with such repurchases. These units are included as a reduction of partners' equity.

11.  Cash Contributions

         On April 30, 2003, the Trust entered into a transaction in which $125.0 million or 5,000,000 depositary shares, each representing 1/10 of a share of 8.125% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest of the Trust, were issued. The proceeds were contributed by the Trust to CRLP in exchange for the issuance by CRLP to the Trust of related Series D preferred units. The depositary shares may be redeemed by the Trust on or after April 30, 2008 and have a liquidation preference of $25.00 per depositary share. The depositary shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Trust. The net proceeds of the offering were approximately $120.7 million and were used to redeem the Trust's $125.0 million 8.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series A preferred shares") and the related Series A preferred units on May 7, 2003. Upon redemption of the Series A preferred units, we deducted the original issuance costs of the Series A preferred shares of $4.5 million from net income available to common unitholders, in accordance with the SEC's clarification of Emerging Issues Task Force (EITF) Abstracts, Topic No. D-42 "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock".

         On June 2, 2003, the Trust issued $75.2 million or 2,110,000 of its common shares at $35.65 per share in a public offering, in which Merrill Lynch & Co. acted as underwriter. The net proceeds from the offering, after deducting offering expenses were $72.5 million. The proceeds were contributed to CRLP in exchange for common units and were used to repay a portion of the outstanding balance on CRLP's unsecured line of credit.

         On February 28, 2002, the Trust entered into a transaction in which 560,380 common shares of beneficial interest of the Trust's common shares were issued at $33.37 per share, resulting in net proceeds of $17.6 million to the Trust. Related to this offering, Salomon Smith Barney deposited 260,710 shares into The Equity Focus Trust REIT Portfolio Series, 2002-A, a newly formed unit investment trust, and 299,670 shares were deposited into Cohen & Steers Quality Income Realty Fund, Inc. Pursuant to the partnership agreement, the Trust contributed the net proceeds of the foregoing transactions to CRLP in exchange for common units in CRLP. Subsequently, CRLP used the net proceeds to repay a portion of the outstanding balance on CRLP's unsecured line of credit.

         During June 2001, CRLP issued 2,000,000 preferred units of beneficial interest ("Series C preferred units") to the Trust in connection with a public offering by the Trust of Series C preferred shares. The Series C preferred units pay a quarterly dividend at 9.25% per annum and may be redeemed by CRLP on or after June 19, 2006. The Series C preferred units have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of CRLP. The Series C preferred units have a liquidation preference of $25.00 per unit. The net proceeds of the offering were approximately $48.1 million and were used to repay outstanding balances under CRLP's unsecured line of credit.

12. Share Option and Restricted Share Plans

         The Trust has in place an Employee Share Option and Restricted Share Plan (the "Employee Plan") designed to attract, retain, and motivate executive officers of the Trust and other key employees. The Employee Plan, as amended in April 1998, authorizes the issuance of up to 3,200,000 common shares (as increased from time to time to equal 10% of the number of common shares and CRLP partnership units outstanding) pursuant to options or restricted shares granted or issued under this plan, provided that no more than 750,000 restricted shares may be issued. In connection with the grant of options under the Employee Plan, the Executive Compensation Committee of the Board of Trustees of the Trust determines the option exercise period and any vesting requirements. The Trust issued 40,284, 62,595, and 16,559 restricted shares under the Employee Plan during 2003, 2002, and 2001, respectively. The value of outstanding restricted shares is being charged to compensation expense based upon the earlier of satisfying the vesting period (2-8 years) or satisfying certain performance targets.

         Also, the Trust had a Trustee Share Option Plan (the "Trustee Plan"). The Trustee Plan, as amended in April 1997, authorized the issuance of up to 500,000 options to purchase common shares of beneficial interest. The Trustee Plan expired on September 28, 2003, and is succeeded by the Employee Plan. In April 1997, the Trust also adopted a Non-Employee Trustee Share Plan (the "Share Plan"). The Share Plan permits non-employee trustees of the Trust to elect to receive common shares in lieu of all or a portion of their annual trustee fees, board fees and committee fees. The Share Plan authorizes the issuance of 50,000 common shares under the Plan. The Trust issued 5,862 common shares pursuant to the Share Plan during 2003. In October 1997, the Trust adopted an Employee Share Purchase Plan (the "Purchase Plan"). The Purchase Plan permits eligible employees of the Trust, through payroll deductions, to purchase common shares at a 5% discount to the market price. The Purchase Plan has no limit on the number of common shares that may be issued under the plan. The Trust issued 1,713 common shares pursuant to the Purchase Plan during 2003. In January 2004, the Purchase Plan was amended to eliminate the 5% discount available under the plan.

         Prior to January 1, 2003, the Trust applied Accounting Principles Board Opinion 25 (APB 25) and related Interpretations in accounting for its plans. In accordance with APB 25, no compensation expense has been recognized for its stock option plans during the periods prior to January 1, 2003. Had compensation expense for the Trust's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods prescribed in SFAS No. 123, Accounting for Stock-Based Compensation, CRLP's net income and earnings per unit would have been reduced to the pro forma amounts indicated below:

                                                                      For the Year Ending December 31,
                                                                    (in thousands, except per share data)
                                                                2003                2002                2001
                                                         ------------------- ------------------- --------------------
     Net income available to common unitholders:
    As reported                                                     $46,174             $86,468              $64,119
    Pro forma                                                       $45,748             $86,008              $63,850
    ---------------------------------------------------- ------------------- ------------------- --------------------
    Net income per unit - basic:
    As reported                                                       $1.30               $2.61                $2.00
    Pro forma                                                         $1.29               $2.59                $2.00

    Net income per unit - diluted:
    As reported                                                       $1.29               $2.59                $2.00
    Pro forma                                                         $1.28               $2.57                $1.99

    ---------------------------------------------------- ------------------- ------------------- --------------------

         The Trust uses the Black-Scholes pricing model to calculate the fair values of the options awarded, which are included in the pro forma results above. The following assumptions were used to derive the fair values: a 10-year option term; an annualized volatility rate of 19.59% and 13.84% for 2002 and 2001, respectively; a risk-free rate of return of 4.33% and 5.38% for 2002 and 2001, respectively; and a dividend yield of 7.63% and 8.67% for 2002 and 2001, respectively.

          For all employee stock options granted on or after January 1, 2003, in accordance with SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123, the Trust has elected to adopt the accounting provisions of SFAS No. 123 under the prospective method. The prospective method allows the Trust to apply the recognition provisions of SFAS No. 123 to all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. During 2003, the Trust recognized compensation expense of $0.2 million related to the stock options granted during 2003.

         Option activity under the Employee Plan, the Share Plan, and the Trustee Plan, combined is presented in the table below:

                                                                                Options Outstanding
                                                                    ---------------------------------------------
                                             Shares Available                                Weighted-average
                                                for future                                      Price per
                                               Option Grant               Shares                  Share
                                            --------------------    -------------------   -----------------------

Balance, December 31, 2000                            2,856,141                798,096                   $ 26.26
Options granted                                        (482,118)               482,118                   $ 26.88
Options terminated                                       16,065                (16,065)                  $ 26.55
Options exercised                                                              (45,185)                  $ 24.65
                                            --------------------    -------------------   -----------------------

Balance, December 31, 2001                            2,390,088              1,218,964                   $ 26.60
Options granted                                        (585,620)               585,620                   $ 32.62
Options terminated                                       32,076                (32,076)                  $ 29.12
Options exercised                                                             (231,238)                  $ 26.28
                                            --------------------    -------------------   -----------------------

Balance, December 31, 2002                            1,836,544              1,541,270                   $ 28.88
Options granted                                        (514,592)               514,592                   $ 33.46
Options terminated                                       80,043                (80,043)                  $ 29.65
Options exercised                                                              (83,861)                  $ 27.84
                                            --------------------    -------------------   -----------------------

Balance, December 31, 2003                            1,401,995              1,891,958                   $ 27.86
                                            ====================    ===================   =======================

All options granted to date have a term of ten years and may be exercised in equal installments, based on a 3-5 year vesting schedule, of the total number of options issued to any individual on each of the applicable 3-5 year anniversary dates of the grant of the option. The balance of options that are exercisable total 622,229, 396,052, and 492,980 at December 31, 2003, 2002, and 2001,
respectively.

13.  Employee Benefits

         Employees of CRLP hired prior to January 1, 2002 participate in a noncontributory defined benefit pension plan designed to cover substantially all employees. Pension expense includes service and interest costs adjusted by actual earnings on plan assets and amortization of prior service cost and the transition amount. The benefits provided by this plan are based on years of service and the employee's final average compensation. CRLP's policy is to fund the minimum required contribution under ERISA and the Internal Revenue Code. CRLP uses a December 31 measurement date for its plan.

         The table below presents a summary of pension plan status as of December 31, 2003 and 2002, as it relates to the employees of CRLP.

Obligations and Funded Status at December 31
                                                                             2003                    2002
                                                                      --------------------    -------------------
Change in benefit obligation
      Benefit obligation at beginning of year                                 $ 7,605,199            $ 6,061,659
          Service cost                                                            809,598                607,529
          Interest cost                                                           492,128                446,943
          Plan amendments                                                               -                 54,541
          Benefits paid                                                           (67,991)               (68,068)
          Actuarial (gain) loss                                                   441,666                502,595
                                                                      --------------------    -------------------
      Benefit obligation at end of year                                       $ 9,280,600            $ 7,605,199
                                                                      ====================    ===================

Change in plan assets
      Fair value of plan assets at beginning of year                          $ 3,970,489            $ 4,062,614
          Actual return on plan assets                                            199,304               (439,046)
          Employer contributions                                                  951,957                414,989
          Benefits paid                                                           (67,991)               (68,068)
                                                                      --------------------    -------------------
      Fair value of plan assets at end of year                                $ 5,053,759            $ 3,970,489
                                                                      ====================    ===================


      Fair value of plan assets                                               $ 5,053,759            $ 3,970,489
      Benefit obligation                                                        9,280,600              7,605,199
                                                                      --------------------    -------------------
          Funded status                                                        (4,226,841)            (3,634,710)
      Unrecognized net (gain) loss                                              1,726,711              1,183,357
      Unrecognized prior service cost                                              58,172                 66,169
                                                                      --------------------    -------------------
          Net amount recognized                                              $ (2,441,958)          $ (2,385,184)
                                                                      ====================    ===================


         Amounts recognized in the consolidated balance sheets consist of:

                                                                             2003                    2002
                                                                      --------------------    -------------------
      Prepaid benefit cost                                                            $ -                    $ -
      Accrued benefit cost                                                     (2,441,958)            (2,385,184)
      Accumulated other comprehensive income                                            -                      -
                                                                      --------------------    -------------------
          Net amount recognized                                              $ (2,441,958)          $ (2,385,184)
                                                                      ====================    ===================

Components of Net Periodic Benefit Cost
                                                                             2003                    2002
                                                                      --------------------    -------------------

      Service cost                                                              $ 809,598              $ 607,529
      Interest cost                                                               492,128                446,943
      Expected return on plan assets                                             (337,132)              (333,082)
      Amortization of prior service cost                                            7,997                  7,997
      Amortization of net (gain) loss                                              36,140                 (5,821)
                                                                      --------------------    -------------------
          Net periodic benefit cost                                           $ 1,008,731              $ 723,566
                                                                      ====================    ===================

Additional Information
      Accumulated benefit obligation                                          $ 6,924,791            $ 5,588,848


-------------------------------------------------------------------------------

Assumptions:

Weighted-average assumptions used to determine
benefit obligations at December 31
      Discount rate                                                                 6.25%                  6.50%
      Rate of compensation increase                                                 4.00%                  4.00%

Weighted-average assumptions used to determine
net cost for years ended December 31
      Discount rate                                                                 6.50%                  7.25%
      Expected long-term rate of return on plan assets                              8.00%                  8.00%
      Rate of compensation increase                                                 4.00%                  4.00%


         CRLP's pension plan weighted-average asset allocations at December 31, 2003 and 2002, by asset category are as follows:


-------------------------------------------------------------------------------

Plan Assets
                                  Percentage of Plan Assets at
                                          December 31
                         -------------------------------------------
Asset Category                   2003                    2002
                         --------------------    -------------------

Equity Securities                   61%                    59%
Debt Securities                     39%                    28%
Real estate                          0%                     0%
Other                                0%                    13%
                         --------------------    -------------------
      Total                        100%                   100%
                         ====================    ===================


         CRLP's investment policy targets to achieve a long-term return on plan assets of at least 8.0%. In order to achieve these targets, CRLP primarily utilizes a diversified grouping of growth and value funds with moderate risk exposure. CRLP reviews the pension plan's investment policy on a periodic basis and may adjust the investment strategy, as needed, in order to achieve the long-term objectives of the plan.

         The following table presents the cash flow activity of the pension plan during the years ending December 31, 2003 and 2002:



------------------------------------------------------------------------------

Cash Flows

Contributions                         Employer                Employee
                                --------------------    -------------------
      2002                           $ 414,989                    $ -
      2003                           $ 951,957                    $ -

Benefit payments
      2002                           $ 68,068
      2003                           $ 67,991


         CRLP participates in a salary reduction profit sharing plan covering substantially all employees. This plan provides, with certain restrictions, that employees may contribute a portion of their earnings with CRLP matching one-half of such contributions, solely at CRLP's discretion. Contributions by CRLP were approximately $469,800, $415,000, and $321,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

14.  Leasing Operations

         CRLP is in the business of leasing and managing multifamily, office, and retail property. For properties owned by CRLP, minimum rentals due in future periods under noncancelable operating leases extending beyond one year at December 31, 2003, are as follows:

                                           (in thousands)
                                         -----------------
         2004                            $        181,566
         2005                                     159,262
         2006                                     135,313
         2007                                     108,637
         2008                                      85,970
         Thereafter                               277,906
                                         -----------------
                                         $        948,654
                                         =================

         The noncancelable leases are with tenants engaged in retail and office operations in Alabama, Georgia, Florida, North Carolina, South Carolina, Tennessee, Texas, and Virginia. Performance in accordance with the lease terms is in part dependent upon the economic conditions of the respective areas. No additional credit risk exposure relating to the leasing arrangements exists beyond the accounts receivable amounts shown in the December 31, 2003 balance sheet. Leases with tenants in multifamily properties are generally for one year or less and are thus excluded from the above table. Substantially all of CRLP's land, buildings, and equipment represent property leased under the above and other short-term leasing arrangements.

         Rental income for 2003, 2002, and 2001 includes percentage rent of $3.8 million, $3.5 million, and $3.6 million, respectively. This rental income was earned when certain retail tenants attained sales volumes specified in their respective lease agreements.


15. Guarantees and Other Arrangements

         During January 2000, CRLP initiated and completed an Executive Unit Purchase Program (Unit Purchase Program), in which the Board of Trustees of the Trust and certain members of the Trust's management were able to purchase 425,925 units. The value of the units purchased under the Unit Purchase Program was approximately $10.0 million. Under the Unit Purchase Program, the Board of Trustees of the Trust and the members of management obtained full-recourse personal loans from an unrelated financial institution, in order to purchase the units. As of December 31, 2003, the outstanding balance on these loans was $9.4 million as some participants have exited the program and repaid their principal balance. The units, which have a market value of approximately $16.0 million at December 31, 2003, are pledged as collateral against the loans. CRLP has provided a guarantee to the unrelated financial institution for the personal loans, which mature in January 2005. At December 31, 2003, no liability was recorded on CRLP's books for the guarantee.

         In August 2001, CRLP entered into an agreement to provide services to an unrelated third party in connection with the third party's development of a $30.0 million multifamily property in North Carolina. CRLP was engaged to serve as development consultant and leasing and management agent for this property. In addition, for a fee, CRLP is serving as a guarantor for a $3.3 million working capital loan obtained by the three principals of the third party entity, which loan is primarily collateralized jointly and severally by the personal assets of the borrowers, and matures in August 2004. At December 31, 2003, no liability was recorded on CRLP's books for the guarantee. CRLP has a right of first refusal to purchase the property should the third party elect to sell. Over the term of the agreement, CRLP expects to earn market fees for its services.

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

         During December 2002, CRLP entered into an agreement with an unrelated third party in connection with the third party's development of a $23.5 million multifamily property in Tampa, Florida. CRLP has agreed to loan approximately $4.0 million, which represents 17.0% of the development costs to the third party during the development of the property. Under the agreement, the balance of the loan matures in December 2007. At December 31, 2003, CRLP had funded approximately $1.6 million to the unrelated third party. CRLP has a right of first refusal to purchase the property should the third party elect to sell.

         During December 2002, CRLP sold 90% of its interest in Colonial Promenade Hoover for a total sales price of $20.5 million, and formed Highway 150 LLC, in which CRLP maintains 10% ownership and manages the property. In connection with the formation of Highway 150 LLC, CRLP executed a guaranty, pursuant to which CRLP would serve as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. CRLP's maximum guarantee of $1.0 million may be requested by the lender, only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At December 31, 2003, the total amount of debt of the joint venture was approximately $17.6 million and matures in December 2012. At December 31, 2003, no liability was recorded on CRLP's books for the guarantee.

         During April 2003, CRLP entered into an agreement with an unrelated third party in connection with the third party's development of a $19.4 million multifamily property in Charlotte, North Carolina. CRLP agreed to loan approximately $3.3 million, which represented 17.0% of the development costs to the third party during the development of the property. CRLP had the first right of refusal to purchase the property should the third party elect to sell. During December 2003, the third party elected to sell the property prior to completion of the development. At that time, CRLP purchased the property (Colonial Grand at Mallard Creek) for approximately $4.0 million and is recorded within construction in progress on CRLP's balance sheet. CRLP will continue to develop the property, which is a 252 unit apartment community with total expected costs of $19.4 million. The development is expected to be completed in the first quarter of 2005.

         In connection with the contribution of certain assets to CRLP, certain partners have guaranteed indebtedness of CRLP totaling $27.3 million at December 31, 2003. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by CRLP. Additionally, certain unitholders and trustees of the Trust have guaranteed indebtedness of CRLP totaling $0.5 million at December 31, 2003. CRLP has indemnified these individuals from their guarantees of this indebtedness.

16. Related Party Transactions

         CRLP has used affiliated construction companies to manage and oversee certain of its development, re-development and expansion projects. The affiliated construction companies utilized by CRLP are headquartered in Alabama and have completed numerous projects within the Sunbelt region of the United States. Through the use of market survey data, CRLP negotiates the contract price of each development, redevelopment or expansion project with the affiliated construction companies and presents each project to the Trust's Management Committee for review and approval. Upon approval by the Management Committee, the Management Committee presents each project to the independent members of the Executive Committee of the Board of Trustees of the Trust for final approval. In each of the following transactions, the independent members of the Executive Committee of the Board of Trustees of the Trust approved such transactions unanimously.

         CRLP paid $0.1 million, $1.6 million, and $33.6 million for property development costs to Lowder Construction Company, Inc., a construction company owned by The Colonial Company ("TCC") in which Mr. Thomas H. Lowder (the Trust's Chairman of the Board and Chief Executive Officer) and Mr. James K. Lowder (a trustee of the Trust) each own a 50% interest, during the years ended December 31, 2003, 2002 and 2001, respectively. Of these amounts, $0.1 million, $1.5 million, and $30.7 million was then paid to unaffiliated subcontractors for the construction of these development and expansion projects during 2003, 2002 and 2001, respectively. CRLP had no outstanding construction invoices and retainage payable to Lowder Construction Company, Inc. at December 31, 2003 and 2002.

         CRLP also paid $30.2 million, $35.3 million, and $67.0 million for property construction costs to Brasfield & Gorrie LLC, a construction company partially-owned by Mr. M. Miller Gorrie (a trustee of the Trust) during the years ended December 31, 2003, 2002 and 2001, respectively. Of these amounts, $26.9 million, $32.1 million, and $60.3 million was then paid to unaffiliated subcontractors for the construction of these development projects during 2003, 2002 and 2001, respectively. CRLP had no outstanding construction invoices or retainage payable to this construction company at December 31, 2003 and 2002.

         In March 2002, CPSI acquired a 20% interest in three aircraft from NRH Enterprises, L.L.C., ("NRH") an entity in which Mr. Harold Ripps (a trustee of the Trust) indirectly has an approximate 33% interest, for approximately $1.4 million. Additionally, CPSI entered into a joint ownership agreement with the other owners of the aircraft, including NRH, under which CPSI pays NRH, as agent for all of the owners of the aircraft, a monthly fee of $10,000, plus $1,400 per hour of CRLP's flight time, to cover the operating expenses of the aircraft. Further, CPSI entered into an aircraft services agreement with MEDJET Assistance, L.L.C., (MEDJET) an entity in which Mr. Ripps indirectly has an approximate 40% interest. Under this agreement, CPSI is obligated to pay a monthly fee of $5,000 to MEDJET for managing the use, maintenance, storage, and supervision of the aircraft. NRH pays this $5,000 monthly fee to MEDJET, on behalf of CPSI, from the $10,000 monthly fee referred to above. CPSI paid approximately $319,000 and $254,000 during 2003 and 2002, respectively, to NRH for usage and service of the aircraft under the above agreements.

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

         We leased space to certain entities in which Mr. Thomas H. Lowder, Mr. James K. Lowder, and Mr. M. Miller Gorrie have an interest and received market rent from these entities of approximately $1.1 million, $1.0 million, and $1.1 million during the years ended December 31, 2003, 2002, and 2001, respectively. Additionally, we provided management and leasing services to certain related entities and received fees from these entities of approximately $0.2 million, $0.3 million and $0.3 million during the years ended December 31, 2003, 2002, and 2001, respectively.

         Colonial Insurance Agency, a corporation owned by TCC, has provided insurance brokerage services for CRLP. The aggregate amount paid by CRLP to Colonial Insurance Agency for these services during the years ended December 31, 2003, 2002, and 2001 were $4.4 million, $5.0 million, and $4.4 million, respectively. Of these amounts, $4.2 million, $4.7 million, and $4.2 million was then paid to unaffiliated insurance carriers for insurance premiums during 2003, 2002 and 2001, respectively.

17.  Subsequent Events

         Distribution

         On January 17, 2004, the Board of Trustees of the Trust declared a cash distribution to partners of CRLP in the amount of $0.67 per partnership unit, totaling $24.7 million. The distribution was made to partners of record as of February 5, 2004, and was paid on February 12, 2004.

         Acquisitions

         On February 12, 2004, CRLP acquired the Colonial Center at Research Place II building, a 215,485 square foot office building, located in Huntsville, Alabama. The Colonial Center at Research Place II building was completed in 1984 and is located adjacent to our existing development Colonial Center at Research Park. The total purchase price was $13.1 million and was funded through borrowings on our unsecured line of credit.

         Financing Activity

         On February 18, 2004, CRLP amended the terms of the $100.0 million 8.875% Series B preferred units, which were originally issued in a private placement. Under the amended terms, the Series B preferred units bear a distribution rate of 7.25% and are redeemable at the option of CRLP, in whole or in part, after February 24, 2009, at the cost of the original capital contribution plus the cumulative priority return, whether or not declared. The Series B preferred units are exchangeable for 7.25% Series B preferred shares of the Trust, in whole or in part at anytime on or after January 1, 2014, at the option of the holders.

         Dispositions

         On March 1, 2004, CRLP sold Colonial Promenade University Park I, a 215,590 square-foot retail asset located in Orlando, Florida. The total sales price was $21.3 million, which was used to support CRLP's investment activities. At December 31, 2003, this asset was classified as a held for sale asset (See
Note 3 for further discussion).

18.  Quarterly Financial Information (Unaudited)

          The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2003 and 2002:

(in thousands, except per unit data)
                                                          First        Second        Third        Fourth
2003                                                     Quarter       Quarter      Quarter      Quarter
------------------------------------------------------------------------------------------------------------

Revenues                                                   $ 81,526      $ 84,167     $ 81,924     $ 86,625
Income from continuing operations                            13,650        16,039       14,762       18,960
Income from discontinued operations                          10,080            44          719          528
Net income                                                   23,730        16,083       15,481       19,488
Preferred dividends                                          (6,109)       (6,191)      (5,942)      (5,915)
Preferred unit issuance costs                                     -        (4,451)           -            -
Net income available to common unitholders                   17,621         5,441        9,539       13,573

Net income per unit:
     Basic                                                   $ 0.52        $ 0.16       $ 0.26       $ 0.37
     Diluted                                                 $ 0.52        $ 0.16       $ 0.26       $ 0.37

Weighted average common units outstanding:
     Basic                                                   33,812        34,732       36,422       36,657
     Diluted                                                 33,981        34,982       36,695       37,056

2002

Revenues                                                   $ 77,074      $ 78,493     $ 80,519     $ 87,021
Income from continuing operations                            25,102        38,259       17,208       21,481
Income from discontinued operations                             637           643        6,774          802
Net income                                                   25,739        38,902       23,982       22,283
Preferred dividends                                          (6,109)       (6,109)      (6,110)      (6,110)
Net income available to common unitholders                   19,630        32,793       17,873       16,172

Net income per unit:
     Basic                                                   $ 0.60        $ 0.99       $ 0.53       $ 0.48
     Diluted                                                 $ 0.60        $ 0.98       $ 0.53       $ 0.48

Weighted average common units outstanding:
     Basic                                                   32,526        33,169       33,426       33,544
     Diluted                                                 32,744        33,488       33,709       33,771

                        Report of Independent Accountants


To the Board of Trustees
   of Colonial Properties Trust:

         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Colonial Realty Limited Partnership (the "Company") at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


As discussed in Note 12 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, on January 1, 2003.






/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama
March 1, 2004

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9A.          Controls and Procedures.

         As of the end of the period covered by this report, our management, including the Chief Executive Officer and the Chief Administrative Officer of the Trust, in his capacity as acting Chief Financial Officer, carried out an evaluation of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Administrative Officer of the Trust, in his capacity as acting Chief Financial Officer, concluded that the design and operation of these disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting identified in connection with such evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

         We are managed by the Trust, the general partner of CRLP. The information required by this item with respect to trustees of the Trust is hereby incorporated by reference from the material appearing in the Trust's definitive proxy statement for the annual meeting of shareholders held in 2004 (the "Proxy Statement") under the caption "Election of Trustees". Information required by this item with respect to the availability of the Trust's code of ethics is provided in Item 1 of this report. See "Available Information".

Item 11.          Executive Compensation.

         The information required by this item is hereby incorporated by reference from the material appearing in the Trust's Proxy Statement under the caption "Executive Compensation" and "Compensation of Trustees".

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information regarding the beneficial ownership of units as of February 17, 2004 for:

         (1) each person known by CRLP to be the beneficial owner of more than five percent of the CRLP's outstanding units,

         (2)      each trustee of the Trust and each named executive officer and

         (3)      the trustees and executive officers of the Trust as a group.

         Each person named in the table has sole voting and investment power with respect to all Units shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. References in the table to "units" are to units of limited partnership interest in CRLP. Unless otherwise provided in the table, the address of each beneficial owner is Colonial Plaza, Suite 750, 2101 Sixth Avenue North, Birmingham, Alabama 35203.


Name and Business Address                        Number of           Percent of
of Beneficial Owner                                Units             Units (1)

Colonial Properties Trust...................     26,740,590              72.1%

Thomas H. Lowder .. ........................      2,938,373  (2)          7.9%

James K. Lowder ............................      1,925,397  (3)          5.2%
2000 Interstate Parkway Suite 400
Montgomery, Alabama  36104

Carl F. Bailey .............................         17,595                  *

M. Miller Gorrie ...........................        266,523  (4)             *

William M. Johnson .........................        577,386  (5)          1.6%

Herbert A. Meisler .........................        619,034  (6)          1.7%

Claude B. Nielsen ..........................         17,595                  *

Harold W. Ripps ............................      1,925,975               5.2%

Donald T. Senterfitt .......................          2,159                  *

John W. Spiegel ............................              -                  *

C. Reynolds Thompson, III ..................         17,595                  *

Howard B. Nelson, Jr. ......................         17,595                  *

Charles A. McGehee .........................         17,595                  *

Paul F. Earle ..............................         17,595                  *

All executive officers and trustees as a group
    (20 persons) ...........................      8,473,202 (7)          22.8%
----------------------

*      Less than 1%
(1)    The number of units outstanding as of February 17, 2004 was 37,101,624.
(2) Includes 466,521 units owned by Thomas Lowder, 89,285 units owned by Thomas Lowder Investments, LLC, 1,369,396 units owned by CCI, 1,012,976 units owned by EPJV and 195 units held in trust for the benefit of Thomas Lowder's children. Units owned by CCI are reported twice in this table, once as beneficially owned by Thomas H. Lowder and again as beneficially owned by James K. Lowder.
(3) Includes 466,521 units owned by James Lowder, 89,285 units owned by James Lowder Investments, LLC, 1,369,396 units owned by CCI and 195 units held in trust for the benefit of James K. Lowder's children.
(4) Includes 157,140 units owned by MJE, LLC., and 109,383 units owned by Mr. Gorrie.
(5) Includes 502,881 units owned by Mr. Johnson and 74,505 units owned by William M. Johnson Investments I, LLP, an entity controlled by
       Mr. Johnson.
(6) Includes 471,872 units owned by Meisler Enterprises L.P., a limited partnership of which Mr. Meisler and his wife are sole partners, and 72,657 units directly owned by Mr. Meisler.
(7)    Units held by CCI and EPJV have been counted only once for this purpose.


         The following table summarizes information, as of December 31, 2003, relating to the Trust's equity compensation plans pursuant to which options to purchase the Trust's common shares and restricted common shares may be granted from time to time.


                                                                                     Number of securities remaining
                                Number of securities to be    Weighted-average        available for future issuance
                                 issued upon exercise of      exercise price of      under equity compensation plans
                                   outstanding options,      outstanding options,    (excluding securities reflected in
             Plan Category      warrants and rights (a)     warrants and rights (b)           column (a))
------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
  approved by security holders (1)      1,969,927  (2)              $27.86 (3)                  1,705,640

Equity compensation plans not
  approved by security holders               -                          -                               -
------------------------------------------------------------------------------------------------------------------------
     Total                              1,969,927                   $27.86                      1,705,640
------------------------------------------------------------------------------------------------------------------------

(1) These plans include the Trust's Employee Share Option and Restricted Share Plan, as amended in 1998, the Trust's Non-Employee Trustee Share Plan, as amended in 1997, and the Trust's Trustee Share Option Plan, as amended in 1997.
(2) Includes 79,059 restricted shares and performance-based restricted shares to be exercised as of December 31, 2003.
(3) Weighted-average exercise price of outstanding options; excludes value of outstanding restricted shares.

Item 13.          Certain Relationships and Related Transactions.

         The information required by this item is hereby incorporated by reference from the material appearing in the Trust's Proxy Statement under the caption "Certain Relationships and Related Transactions."

Item 14.          Principal Accountant Fees and Services.

         The information required by this item is hereby incorporated by reference from the material appearing in the Trust's Proxy Statement under the caption "Summary of Audit Fees".

                                     Part IV

Item 15.          Exhibits, Financial Schedules, and Reports on Form 8-K.

15(a)(1) and (2)  Financial Statements and Schedules

Index to Financial Statements and Financial Statement Schedule

Financial Statements:

         The following financial statements of CRLP are included in Part II,
Item 8 of this report:

         Consolidated Balance Sheets as of December 31, 2003 and 2002

         Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2003, 2002, and 2001

         Consolidated Statements of Partner's Equity for the years ended December 31, 2003, 2002 and 2001

         Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001

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

15(a)(3) Exhibits

   Exhibit No.                         Exhibit                                       Reference
  --------------    --------------------------------------------   --------------------------------------------------
3.1                 Third Amended and Restated Agreement of        Incorporated by reference to Exhibit 10.1 in
                    Limited Partnership of CRLP, as amended        the Trust's Annual Report on Form 10-K for
                                                                   the period ending December 31, 1999

3.2                 Fifth Amendment to Third Amended and           Incorporated by reference to Exhibit 10.2 in
                    Restated Agreement of Limited Partnership of   the Trust's Annual Report on Form 10-K for
                    CRLP                                           the period ending December 31, 2003

3.3                 Sixth Amendment to Third Amended and           Incorporated by reference to Exhibit 10.3 in
                    Restated Agreement of Limited Partnership of   the Trust's Annual Report on Form 10-K for
                    CRLP                                           the period ending December 31, 2003

3.4                 Seventh Amendment to Third Amended and         Incorporated by reference to Exhibit 10.4 in
                    Restated Agreement of Limited Partnership of   the Trust's Annual Report on Form 10-K for
                    CRLP                                           the period ending December 31, 2003

3.5                 Declaration of Trust of the Trust              Incorporated by reference to Exhibit 3 in the
                                                                   Trust's Form 8-K dated November 5, 1997

3.6                 Articles Supplementary of 83/4% Series A        Incorporated by reference to Exhibit 3 in the
                    Cumulative Redeemable Preferred Shares of      Trust's Form 8-K dated November 5, 1997

                    Beneficial Interest of the Trust
3.7                 Articles Supplementary of Series 1998 Junior   Incorporated by reference to Exhibit 4.2 in
                    Participating Preferred Shares of Beneficial   the Trust's Annual Report on Form 10-K for
                    Interest of the Trust                          the period ending December 31, 1998

3.8                 Articles Supplementary of 8.875% Series B      Incorporated by reference to Exhibit 4.3 in
                    Cumulative Redeemable Perpetual Preferred      the Trust's Annual Report on Form 10-K for
                    Shares of the Trust                            the period ending December 31, 1998

3.9                 Articles Supplementary of 7.25% Series B       Incorporated by reference to Exhibit 3.5 in
                    Cumulative Redeemable Perpetual Preferred      the Trust's Annual Report on Form 10-K for
                    Shares of the Trust                            the period ending December 31, 2003

3.10                Articles Supplementary of 9.25% Series C       Incorporated by reference to Exhibit 3 in the
                    Cumulative Redeemable Preferred Shares of      Trust's Form 8-K dated June 19, 2001
                    Beneficial Interest of the Trust

3.11                Articles Supplementary of 8 1/8% Series D      Incorporated by reference to Exhibit 3.1 in
                    Cumulative Redeemable Preferred Shares of      the Trust's Current Report on Form 8-K filed
                    Beneficial Interest of the Trust               with the SEC on April 29, 2003

3.12                Bylaws of the Trust                            Incorporated by reference to Exhibit 4.2 in
                                                                   the Trust's Registration Statement on Form
                                                                   S-3, No. 333-55078, filed February 6, 2001
4.1                 Indenture dated as of July 22, 1996, by and    Incorporated by reference to Exhibit 4.1 to
                    between CRLP and Deutsche Bank Trust Company   the Form 10-K/A dated October 10, 2003, filed
                    Americas (formerly Bankers Trust Company)      by CRLP

4.2                 First Supplemental Indenture dated as of       Incorporated by reference to Exhibit 10.13.1
                    December 31, 1998, by and between CRLP and     in the Trust's Annual Report on Form 10-K for
                    Deutsche Bank Trust Company Americas           the period ending December 31, 1998
                    (formerly Bankers Trust Company)

10.1                Registration Rights and Lock-Up Agreement      Incorporated by reference to Exhibit 10.2 in
                    dated September 29, 1993, among the Trust      the Trust's Registration Statement on Form
                    and the persons named therein                  S-11/A, No. 33-65954, filed September 21, 1993

10.2                Registration Rights and Lock-Up Agreement      Incorporated by reference to Exhibit 10.2.2
                    dated March 25, 1997, among the Trust and      in the Trust's Annual Report on Form 10-K for
                    the persons named therein                      the period ending December 31, 1997

10.3                Registration Rights and Lock-Up Agreement      Incorporated by reference to Exhibit 10.2.3
                    dated November 4, 1994, among the Trust and    in the Trust's Annual Report on Form 10-K for
                    the persons named therein                      the period ending December 31, 1997

10.4                Supplemental Registration Rights and Lock-Up   Incorporated by reference to Exhibit 10.2.4
                    Agreement dated August 20, 1997, among the     in the Trust's Annual Report on Form 10-K for
                    Trust and the persons named therein            the period ending December 31, 1997

10.5                Supplemental Registration Rights and Lock-Up   Incorporated by reference to Exhibit 10.2.5
                    Agreement dated November 1, 1997, among the    in the Trust's Annual Report on Form 10-K for
                    Trust, CRLP and B&G Properties Company LLP     the period ending December 31, 1997

10.6                Supplemental Registration Rights and Lock-Up   Incorporated by reference to Exhibit 10.2.6
                    Agreement dated July 1, 1997, among the        in the Trust's Annual Report on Form 10-K for
                    Trust, CRLP and Colonial Commercial            the period ending December 31, 1997
                    Investments, Inc.

10.7                Supplemental Registration Rights and Lock-Up   Incorporated by reference to Exhibit 10.2.7
                    Agreement dated July 1, 1996, among the        in the Trust's Annual Report on Form 10-K for
                    Trust and the persons named therein            the period ending December 31, 1997

10.8                Registration Rights Agreement dated February   Incorporated by reference to Exhibit 10.2.8
                    23, 1999, among the Trust, Belcrest Realty     in the Trust's Annual Report on Form 10-K for
                    Corporation, and Belair Real Estate            the period ending December 31, 1998
                    Corporation

10.9                Registration Rights and Lock-Up Agreement      Incorporated by reference to Exhibit 10.2.9
                    dated July 1, 1998, among the Trust and the    in the Trust's Annual Report on Form 10-K for
                    persons named therein                          the period ending December 31, 1998

10.10               Registration Rights and Lock-Up Agreement      Incorporated by reference to Exhibit 10.2.10
                    dated July 31, 1997, among the Trust and the   in the Trust's Annual Report on Form 10-K for
                    persons named therein                          the period ending December 31, 1998

10.11               Supplemental Registration Rights and Lock-Up   Incorporated by reference to Exhibit 10.2.11
                    Agreement dated November 18, 1998, among the   in the Trust's Annual Report on Form 10-K for
                    Trust, CRLP and Colonial Commercial            the period ending December 31, 1998
                    Investments, Inc.

10.12               Registration Rights and Lock-Up Agreement      Incorporated by reference to Exhibit 10.2.12
                    dated December 29, 1994, among the Trust and   in the Trust's Annual Report on Form 10-K for
                    the persons named therein                      the period ending December 31, 1998

10.13               Registration Rights and Lock-Up Agreement      Incorporated by reference to Exhibit 10.2.13
                    dated April 30, 1999, among the Trust, CRLP    in the Trust's Annual Report on Form 10-K for
                    and MJE, L.L.C.                                the period ending December 31, 1999

10.14               Second Amended and Restated Employee Share     Incorporated by reference to Exhibit 10.18 in
                    Option and Restricted Share Plan +             the Trust's Annual Report on Form 10-K for
                                                                   the period ending December 31, 2003

10.15               Employee Share Purchase Plan +                 Incorporated by reference to Exhibit 10.21 in
                                                                   the Trust's Annual Report on Form 10-K for
                                                                   the period ending December 31, 2003

10.16               Annual Incentive Plan +                        Incorporated by reference to Exhibit 10.16 in
                                                                   the Trust's Registration Statement on Form
                                                                   S-11/A, No. 33-65954, filed September 3, 1993

10.17               Executive Unit Purchase Program - Program      Incorporated by reference to Exhibit 10.15 in
                    Summary +                                      the Trust's Annual Report on Form 10-K for
                                                                   the period ending December 31, 1999

10.18               Employment Agreement between the Trust, CRLP   Incorporated by reference to Exhibit 10.6 in
                    and Thomas H. Lowder +                         the Trust's Registration Statement on Form
                                                                   S-11/A, No. 33-65954, filed September 21, 1993

10.19               Retirement Agreement between the Trust and     Incorporated by reference to Exhibit 10.26 in
                    Howard B. Nelson, Jr.                          the Trust's Annual Report on Form 10-K for
                                                                   the period ending December 31, 2003

10.20               Officers and Trustees Indemnification          Incorporated by reference to Exhibit 10.7 in
                    Agreement +                                    the Trust's Registration Statement on Form
                                                                   S-11/A, No. 33-65954, filed September 21, 1993

10.21               Partnership Agreement of CPSLP                 Incorporated by reference to Exhibit 10.8 in
                                                                   the Trust's Registration Statement on Form
                                                                   S-11/A, No. 33-65954, filed September 21, 1993

10.22               Articles of Incorporation of Colonial Real     Incorporated by reference to Exhibit 10.9 in
                    Estate Services, Inc., predecessor of CPSI,    the Trust's Annual Report on Form 10-K for
                    as amended                                     the period ending December 31, 1994

10.23               Bylaws of predecessor of Colonial Real         Incorporated by reference to Exhibit 10.10 in
                    Estate Services, Inc., predecessor of CPSI     the Trust's Registration Statement on Form
                                                                   S-11/A, No. 33-65954, filed September 3, 1993

10.24               Credit Agreement among CRLP and SouthTrust     Incorporated by reference to Exhibit 10 in
                    Bank, National Association, AmSouth Bank,      the Trust's Quarterly Report on Form 10-Q for
                    Wells Fargo Bank, National Association,        the period ending June 30, 1997
                    Wachovia Bank, N.A., First National Bank of
                    Commerce, N.A., and PNC Bank, Ohio, National
                    Association dated July 10, 1997, and related
                    promissory notes

10.25               Amendment to Credit Agreement dated July 10,   Incorporated by reference to Exhibit 10.11.1
                    1998                                           in the Trust's Annual Report on Form 10-K for
                                                                   the period ending December 31, 1998

10.26               Second Amendment to Credit Agreement dated     Incorporated by reference to Exhibit 10.11.2
                    August 21, 1998                                in the Trust's Annual Report on Form 10-K for
                                                                   the period ending December 31, 1998

10.27               Facility and Guaranty Agreement among the      Incorporated by reference to Exhibit 10.34 in
                    Trust, CRLP, Bank One, N.A. and the Lenders    the Trust's Annual Report on Form 10-K for
                    named therein dated as of December 17, 1999    the period ending December 31, 2003

10.28               Form of Promissory Note under Facility and     Incorporated by reference to Exhibit 10.16 in
                    Guarantee Agreement dated as of December 17,   the Trust's Annual Report on Form 10-K for
                    1999 among the Trust, CRLP, Bank One, N.A.     the period ending December 31, 1999
                    and certain lenders

10.29               Form of Reimbursement Agreement dated          Incorporated by reference to Exhibit 10.17 in
                    January 25, 2000 by Employee Unit Purchase     the Trust's Annual Report on Form 10-K for
                    Plan participants in favor of CRLP             the period ending December 31, 1999

12.1                Ratio of Earnings to Fixed Charges             Filed herewith

21.1                List of subsidiaries                           Filed herewith

23.1                Consent of PricewaterhouseCoopers LLP          Filed herewith

31.1                CEO Certification pursuant to Section 302 of   Filed herewith
                    the Sarbanes-Oxley Act of 2002

31.2                CFO Certification pursuant to Section 302 of   Filed herewith
                    the Sarbanes-Oxley Act of 2002

32.1                CEO Certification pursuant to Section 906 of   Filed herewith
                    the Sarbanes-Oxley Act of 2002

32.2                CFO Certification pursuant to Section 906 of   Filed herewith
                    the Sarbanes-Oxley Act of 2002

15(b)           Reports on Form 8-K

                Reports on Form 8-K filed during the last quarter of 2003: None

15(c)           Exhibits
                The list of Exhibits filed with this report is set forth in response to Item 15(a)(3).

15(d)           Financial Statements
                None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2004.

                                  COLONIAL REALTY LIMITED PARTNERSHIP
                                      a Delaware limited partnership
                                  By: Colonial Properties Trust, its general
                                      partner


                                  By : /s/ Thomas H. Lowder
                                       --------------------
                                           Thomas H. Lowder
                                           Chairman of the Board, President,
                                           and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities with Colonial Properties Trust indicated on March 15, 2004.

                     Signature

     /s/ Thomas H. Lowder                     Chairman of the Board, President,
-------------------------------------------   and Chief Executive Officer
         Thomas H. Lowder

     /s/ John P. Rigrish                      Chief Administrative Officer
-------------------------------------------  (as acting Chief Financial Officer)
         John P. Rigrish

     /s/ Kenneth E. Howell                    Senior Vice President-
-------------------------------------------   Chief Accounting Officer
         Kenneth E. Howell

     /s/ Carl F. Bailey                       Trustee
-------------------------------------------
         Carl F. Bailey

     /s/ M. Miller Gorrie                     Trustee
-------------------------------------------
         M. Miller Gorrie

     /s/ William M. Johnson                   Trustee
-------------------------------------------
         William M. Johnson

     /s/ James K. Lowder                      Trustee
-------------------------------------------
         James K. Lowder

     /s/ Herbert A. Meisler                   Trustee
-------------------------------------------
         Herbert A. Meisler

     /s/ Claude B. Nielsen                    Trustee
-------------------------------------------
         Claude B. Nielsen

     /s/ Harold W. Ripps                      Trustee
-------------------------------------------
         Harold W. Ripps

     /s/ Donald T. Senterfitt                 Trustee
-------------------------------------------
         Donald T. Senterfitt

     /s/ John W. Spiegel                      Trustee
-------------------------------------------
         John W. Spiegel

                                  SCHEDULE III
                       COLONIAL REALTY LIMITED PARTNERSHIP
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 2003


                                                                 Initial Cost to                 Cost
                                                                    Company                  Capitalized
                                                         --------------------------------
                                                                           Buildings and    Subsequent to
            Description                 Encumbrances         Land          Improvements      Acquisition
-------------------------------------   ---------------  ---------------   --------------   ---------------
Multifamily:
   CG at Cypress Crossing                         -0-        8,781,859              -0-        12,818,848
   CG at Edgewater                         21,277,453        1,540,000       12,671,606        13,788,592
   CG at Galleria                          22,400,000        5,358,439       46,981,307         5,843,515
   CG at Galleria Woods                     9,247,494        1,220,000       12,480,949           880,477
   CG at Heather Glen                             -0-        3,800,000              -0-        31,011,688
   CG at Heathrow                                 -0-        2,560,661       17,612,990           819,638
   CG at Hunter's Creek                    29,825,534       33,264,022              -0-         1,201,292
   CG at Lakewood Ranch                           -0-        2,320,442              -0-        19,942,528
   CG at Liberty Park                             -0-        2,296,019              -0-        25,076,952
   CG at Madison                           16,953,030        1,689,400              -0-        22,135,589
   CG at Metrowest                                -0-        3,421,000       22,592,957               -0-
   CG at Natchez Trace                     10,619,445        1,312,000       16,568,050           736,990
   CG at Promenade                         22,196,253        1,479,352              -0-        27,174,692
   CG at Research Park                     12,775,000        3,680,000       29,322,067         3,297,432
   CG at Reservoir                          8,378,768        1,020,000              -0-        13,295,484
   CG at Riverchase                        19,972,192        2,340,000       25,248,548         3,378,154
   CG at TownPark                                 -0-        1,391,500              -0-        35,852,006
   CG at Wesleyan                                 -0-          720,000       12,760,587         7,012,546
   CV at Ashford Place                            -0-          537,600        5,839,838           567,911
   CV at Ashley Plantation                 24,154,768        1,160,000       11,284,785        14,903,827
   CV at Caledon Wood                             -0-        2,100,000       19,482,210           917,816
   CV at Gainesville                       25,978,354        3,360,000       24,173,649         5,444,399
   CV at Haverhill                                -0-        1,771,000       17,869,452         2,704,698
   CV at Huntleigh Woods                          -0-          745,600        4,908,990         1,038,591
   CV at Inverness                          9,900,000        2,349,487       16,279,416         9,953,004
   CV at Lake Mary                         22,481,653        2,145,480              -0-        20,133,501
   CV at Quarry Oaks                              -0-        5,063,500       27,767,505               -0-
   CV at Timothy Woods                      9,329,998        1,020,000       11,910,546           400,679
   CV at TownPark (Sarasota)                      -0-        1,566,765              -0-        20,056,672
   CV at Trussville                        16,449,352        1,504,000       18,800,253         1,728,860
   CV at Vernon Marsh                       3,400,000          960,984        3,511,596         3,872,079
   CV at Walton Way                               -0-        1,024,000        7,877,766         3,693,092

Office:
   250 Commerce Street                            -0-           25,000          200,200         2,588,884
   901 Maitland  Center                           -0-        2,335,035       14,398,193           703,619
   AmSouth Center                                 -0-          764,961              -0-        20,418,546
   Colonial Center at Mansell Overlook     16,442,497        4,540,000       44,012,971        79,672,183
   Colonial Center at Reserch Place               -0-        2,763,900       12,790,254               -0-
   Colonial Center at Town Park                   -0-        1,391,500              -0-        63,089,918
   Colonial Center Colonnade                      -0-        6,299,310                         41,707,551
   Colonial Center Heathrow                42,852,141       13,548,715       97,256,123           474,356
   Colonial Center Lakeside                       -0-          423,451        8,313,291         1,949,593
   Colonial Center Research Park                  -0-        1,003,865              -0-        13,023,797
   Colonial Plaza                                 -0-        1,001,375       12,381,023         6,012,616
   Concourse Center                               -0-        4,875,000       25,702,552         3,000,253
   Emmett R. Johnson Building                     -0-        1,794,672       14,801,258         2,073,942
   Independence Plaza                             -0-        1,505,000        6,018,476         3,676,086
   International Park                             -0-        1,279,355        5,668,186        17,532,060
   Interstate Park                                -0-        1,125,990        7,113,558        12,312,576
   Perimeter Corporate Park                       -0-        1,422,169       18,377,648         4,253,977
   Progress Center                                -0-          521,037       14,710,851         4,581,697
   Riverchase Center                              -0-        1,916,727       22,091,651         4,462,459
   Shoppes at Mansell                             -0-          600,000        3,089,565            93,034
   Village at Roswell Summitt                     -0-          450,000        2,563,642           224,635

Retail:
   Britt David Shopping Center                    -0-        1,755,000        4,951,852           521,888
   Colonial Brookwood Village                     -0-        8,136,700       24,435,002        62,506,564
   Colonial Mall Bel Air                          -0-        7,517,000       80,151,190         6,808,221
   Colonial Mall Burlington                       -0-        4,120,000       25,632,587         5,617,889
   Colonial Mall Decatur                          -0-        3,262,800       23,636,229         4,391,300
   Colonial Mall Gadsden                          -0-          639,577              -0-        27,624,487
   Colonial Mall Glynn Place                      -0-        3,588,178       22,514,121         3,233,115
   Colonial Mall Greenville                       -0-        4,433,000       24,812,243         7,822,736
   Colonial Mall Lakeshore                        -0-        4,646,300       30,973,239         3,590,459
   Colonial Mall Staunton                         -0-        2,895,000       15,083,542         4,786,652
   Colonial Mall Temple                           -0-        2,981,736       23,503,930         7,029,303
   Colonial Mall Valdosta                         -0-        5,377,000       30,239,796         4,609,161
   Colonial Mall Macon                            -0-        1,684,875              -0-        99,046,973
   Colonial Mayberry Mall                         -0-          862,500        3,778,590           821,190
   Colonial Promenade Beechwood                   -0-        2,565,550       19,647,875         6,783,486
   Colonial Promenade Burnt Store                 -0-        3,750,000        8,198,677           306,501
   Colonial Promenade Hunter's Creek              -0-        4,181,760       13,023,401           450,415
   Colonial Promenade Lakewood                    -0-        2,984,522       11,482,512         3,157,416
   Colonial Promenade Montgomery           12,016,448        3,788,913       11,346,754         1,626,735
   Colonial Promenade Montgomery North            -0-        2,400,000        5,664,858           591,111
   Colonial Promenade Northdale                   -0-        3,059,760        8,054,090         7,176,038
   Colonial Promenade Trussville                  -0-        4,201,186              -0-        27,973,029
   Colonial Promenade Tutwiler Farm               -0-       10,287,026              -0-        17,834,646
   Colonial Promenade University Park      11,785,215        6,946,785       20,104,517        (9,699,149)
   Colonial Promenade Wekiva                      -0-        2,817,788       15,302,375           539,794
   Colonial Promenade Winter Haven                -0-        1,768,586        3,928,903         4,936,404
   Colonial Shoppes Bear Lake                     -0-        2,134,440        6,551,683           856,590
   Colonial Shoppes Bellwood                      -0-          330,000              -0-         5,260,750
   Colonial Shoppes Inverness                     -0-        1,680,000        1,387,055            99,557
   Colonial Shoppes McGehee                       -0-          197,152              -0-         6,009,319
   Colonial Shoppes Quaker Village                -0-          931,000        7,901,874         1,024,637
   Colonial Shoppes Stanley                       -0-          450,000        1,657,870           172,580
   Colonial Shoppes Yadkinville                   -0-        1,080,000        1,224,136         3,449,572
   Olde Town Shopping Center                      -0-          343,325              -0-         2,842,835
   P&S Building                                   -0-          104,089          558,646           277,323
   Rivermont Shopping Center                      -0-          515,250        2,332,486           364,777
   Shoppes at Colonnade                           -0-        2,468,092        4,034,205         2,364,463

   Active Redevelopment Projects:

   Colonial Mall Myrtle Beach                     -0-        9,099,972       33,663,654        12,157,801
   Colonial Shoppes Clay                          -0-          272,594              -0-         6,994,701
   Colonial University Village                    -0-          103,480              -0-        28,933,135

   Active Development Projects:

   CG at Mallard Creek                            -0-        2,911,443        1,277,575               -0-
   CG at Silverado                                -0-        1,878,740              -0-           904,973
   CG at Twin Lakes                               -0-        4,966,922              -0-         6,024,980
   Colonial Promenade Trussville  II              -0-        1,476,871              -0-         5,332,845
   Colonial TownPark Mixed Use                    -0-        4,886,399              -0-        24,333,066
   Other Miscellaneous Projects                   -0-              -0-              -0-         2,344,931

   Unimproved Land:
   Colonial Center Mansell
     Infrastructure                               -0-        2,664,265              -0-         7,891,348
   Colonial TownPark Infrastructure               -0-       16,123,817              -0-          (212,683)
   Colonial Center Heathrow                       -0-       12,250,568              -0-         1,080,263
   CV at TownPark Infrastructure                  -0-        1,184,919              -0-         3,956,831
   CG at Wesleyan III                             -0-          230,643              -0-             8,691
   Lakewood Ranch                                 -0-           47,990              -0-         2,745,941
   Corporate Assets                               -0-              -0-              -0-         8,670,101
   Other Land                                     -0-        1,143,896              -0-          (781,444)
                                       ---------------  ---------------   --------------   ---------------
                                        $ 368,435,593    $ 323,217,581    $ 1,162,489,977  $ 1,024,727,579
                                       ===============  ===============   ==============   ===============

(Table continued on next page)


                                  SCHEDULE III
                       COLONIAL REALTY LIMITED PARTNERSHIP
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                           December 31, 2003 - Cont'd


                                                      Gross Amount at Which                                       Date
                                                   Carried at Close of Period                                   Acquired/
                                       --------------------------------------------------                         Placed
                                                         Buildings and                      Accum.       Date      in    Depreciable
            Description                     Land         Improvements         Total         Deprec.      Compl.  Service   Lives-Yrs
------------------------------------   --------------   --------------   ---------------- -----------  --------- ------- ----------
Multifamily:
   CG at Cypress Crossing                  2,125,136       19,475,571       $ 21,600,707   4,212,914      1999       1998   3-40 Yrs
   CG at Edgewater                         2,602,325       25,397,872       $ 28,000,198   7,468,442      1990       1994   3-40 Yrs
   CG at Galleria                          5,358,439       52,824,822       $ 58,183,261  13,784,399      1986      1994/96 3-40 Yrs
   CG at Galleria Woods                    1,220,000       13,361,426       $ 14,581,426   3,702,939      1994       1996   3-40 Yrs
   CG at Heather Glen                      4,134,235       30,677,453       $ 34,811,688   5,178,342      2000       1998   3-40 Yrs
   CG at Heathrow                          2,560,661       18,432,628       $ 20,993,289   5,108,848      1997      1994/97 3-40 Yrs
   CG at Hunter's Creek                    5,308,112       29,157,202       $ 34,465,314   8,135,013      1996       1996   3-40 Yrs
   CG at Lakewood Ranch                    2,148,814       20,114,156       $ 22,262,970   4,066,693      1999       1997   3-40 Yrs
   CG at Liberty Park                      2,296,019       25,076,952       $ 27,372,971   3,872,590      2000       1998   3-40 Yrs
   CG at Madison                           2,284,794       21,540,195       $ 23,824,989   3,632,490      2000       1998   3-40 Yrs
   CG at Metrowest                         3,421,000       22,592,957       $ 26,013,957         -0-      1997       2003   3-40 Yrs
   CG at Natchez Trace                     1,299,073       17,317,967       $ 18,617,040   4,014,618     1995/97     1997   3-40 Yrs
   CG at Promenade                         1,748,879       26,905,165       $ 28,654,044   4,391,991      1992       1992   3-40 Yrs
   CG at Research Park                     3,680,000       32,619,499       $ 36,299,499   9,509,644     1987/94     1994   3-40 Yrs
   CG at Reservoir                         1,122,893       13,192,591       $ 14,315,484   2,110,661      2000       1998   3-40 Yrs
   CG at Riverchase                        2,340,000       28,626,702       $ 30,966,702   7,679,026     1984/91     1994   3-40 Yrs
   CG at TownPark                          2,647,374       34,596,132       $ 37,243,506   3,452,822      2002       2000   3-40 Yrs
   CG at Wesleyan                          1,404,780       19,088,353       $ 20,493,133   4,611,886      1997      1996/97 3-40 Yrs
   CV at Ashford Place                       537,600        6,407,749        $ 6,945,349   1,376,309      1983       1996   3-40 Yrs
   CV at Ashley Plantation                 2,215,490       25,133,122       $ 27,348,612   5,056,371      1997       1998   3-40 Yrs
   CV at Caledon Wood                      2,088,949       20,411,077       $ 22,500,026   4,583,605     1995/96     1997   3-40 Yrs
   CV at Gainesville                       3,361,850       29,616,198       $ 32,978,048   9,636,046    1989/93/94   1994   3-40 Yrs
   CV at Haverhill                         1,771,000       20,574,150       $ 22,345,150   3,850,750      1998       1998   3-40 Yrs
   CV at Huntleigh Woods                     745,600        5,947,581        $ 6,693,181   1,642,854      1978       1994   3-40 Yrs
   CV at Inverness                         2,936,991       25,644,916       $ 28,581,907   9,120,666    1986/87    1986/87  3-40 Yrs
                                                                                                         /90/97     /90/97
   CV at Lake Mary                         3,634,094       18,644,886       $ 22,278,981   7,347,518     1991/95    1991/95 3-40 Yrs
   CV at Quarry Oaks                       5,063,500       27,767,505       $ 32,831,005         -0-      1996       2003   3-40 Yrs
   CV at Timothy Woods                     1,024,347       12,306,878       $ 13,331,225   2,870,665      1996       1997   3-40 Yrs
   CV at TownPark (Sarasota)               1,674,007       19,949,430       $ 21,623,437   2,220,518      2002       2000   3-40 Yrs
   CV at Trussville                        1,510,409       20,522,704       $ 22,033,113   5,033,196     1996/97     1997   3-40 Yrs
   CV at Vernon Marsh                        960,984        7,383,675        $ 8,344,659   2,729,911     1986/87    1986/93 3-40 Yrs
   CV at Walton Way                        1,024,000       11,570,858       $ 12,594,858   1,949,987     1970/88     1998   3-40 Yrs

Office:
   250 Commerce Street                        25,000        2,789,084        $ 2,814,084   2,513,002     1904/81     1980   3-40 Yrs
   901 Maitland  Center                    2,335,035       15,101,812       $ 17,436,847     888,206      1985       2002   3-40 Yrs
   AmSouth Center                            764,961       20,418,545       $ 21,183,507   9,505,046      1990       1990   3-40 Yrs
   Colonial Center at Mansell
     Overlook                              9,673,627      118,551,527      $ 128,225,154  16,404,670    1987/96/00   1997   3-40 Yrs
   Colonial Center at Reserch Place        2,763,900       12,790,254       $ 15,554,154         -0-    1979/84/88   2003   3-40 Yrs
   Colonial Center at Town Park            4,923,396       59,558,022       $ 64,481,418   4,867,027      2001       2000   3-40 Yrs
   Colonial Center Colonnade               6,299,310       41,707,551       $ 48,006,861   1,767,766     1989/99     2002   3-40 Yrs
   Colonial Center Heathrow               13,548,715       97,730,479      $ 111,279,194   3,482,541    1988/96-00   2002   3-40 Yrs
   Colonial Center Lakeside                  425,255       10,261,080       $ 10,686,335   1,999,598     1989/90     1997   3-40 Yrs
   Colonial Center Research Park           1,003,865       13,023,797       $ 14,027,662   2,436,681      1999       1998   3-40 Yrs
   Colonial Plaza                          1,005,642       18,389,372       $ 19,395,014   3,371,352      1982       1997   3-40 Yrs
   Concourse Center                        4,875,000       28,702,805       $ 33,577,805   3,996,571     1981/85     1998   3-40 Yrs
   Emmett R. Johnson Building              1,794,672       16,875,201       $ 18,669,873   2,017,809     1982/95     1999   3-40 Yrs
   Independence Plaza                      1,505,000        9,694,562       $ 11,199,562   1,471,154     1981/92     1998   3-40 Yrs
   International Park                      2,740,276       21,739,325       $ 24,479,601   3,639,489     1987/89     1997   3-40 Yrs
   Interstate Park                         1,125,988       19,426,136       $ 20,552,124   8,369,294    1982-85/89 1982-89  3-40 Yrs
   Perimeter Corporate Park                1,422,169       22,631,625       $ 24,053,794   3,928,771     1986/89     1998   3-40 Yrs
   Progress Center                           523,258       19,290,328       $ 19,813,585   3,788,180     1983-91     1997   3-40 Yrs
   Riverchase Center                       1,924,895       26,545,942       $ 28,470,837   5,218,259     1984-88     1997   3-40 Yrs
   Shoppes at Mansell                        600,000        3,182,599        $ 3,782,599     436,376     1996/97     1998   3-40 Yrs
   Village at Roswell Summitt                451,918        2,786,359        $ 3,238,277     474,244      1988       1997   3-40 Yrs

Retail:
   Britt David Shopping Center             1,755,000        5,473,740        $ 7,228,740   1,263,934      1990       1994   3-40 Yrs
   Colonial Brookwood Village              8,171,373       86,906,892       $ 95,078,266  11,787,717    1973/91/00   1997   3-40 Yrs
   Colonial Mall Bel Air                   7,425,004       87,051,407       $ 94,476,411  13,468,251    1966/90/97   1998   3-40 Yrs
   Colonial Mall Burlington                4,137,557       31,232,919       $ 35,370,476   5,241,032    1969/86/94   1997   3-40 Yrs
   Colonial Mall Decatur                   3,262,800       28,027,529       $ 31,290,329   7,166,397     1979/89     1993   3-40 Yrs
   Colonial Mall Gadsden                     639,577       27,624,487       $ 28,264,064  14,539,155     1974/91     1974   3-40 Yrs
   Colonial Mall Glynn Place               3,603,469       25,731,945       $ 29,335,414   4,881,342      1986       1997   3-40 Yrs
   Colonial Mall Greenville                4,433,000       32,634,979       $ 37,067,979   5,296,682    1965/89/99   1999   3-40 Yrs
   Colonial Mall Lakeshore                 4,666,100       34,543,899       $ 39,209,998   6,673,755     1984-87     1997   3-40 Yrs
   Colonial Mall Staunton                  2,907,337       19,857,857       $ 22,765,194   3,839,984    1969/86/97   1997   3-40 Yrs
   Colonial Mall Temple                    2,981,736       30,533,233       $ 33,514,969   3,657,313     1976/91     2000   3-40 Yrs
   Colonial Mall Valdosta                  4,630,767       35,595,189       $ 40,225,957   6,594,057     1982-85     1997   3-40 Yrs
   Colonial Mall Macon                     5,508,562       95,223,286      $ 100,731,848  32,979,324    1975/88/97  1975/88 3-40 Yrs
   Colonial Mayberry Mall                    866,175        4,596,105        $ 5,462,280     926,073     1968/86     1997   3-40 Yrs
   Colonial Promenade Beechwood            2,576,483       26,420,429       $ 28,996,911   4,551,255     1963/92     1997   3-40 Yrs
   Colonial Promenade Burnt Store          3,750,000        8,505,178       $ 12,255,178   2,104,463      1990       1994   3-40 Yrs
   Colonial Promenade Hunter's Creek       4,181,760       13,473,816       $ 17,655,576   2,676,214     1993/95     1996   3-40 Yrs
   Colonial Promenade Lakewood             3,018,135       14,606,316       $ 17,624,450   2,645,285      1995       1997   3-40 Yrs
   Colonial Promenade Montgomery           4,332,432       12,429,970       $ 16,762,402   4,358,564      1990       1993   3-40 Yrs
   Colonial Promenade Montgomery North     2,401,182        6,254,787        $ 8,655,969     963,947      1997       1995   3-40 Yrs
   Colonial Promenade Northdale            3,059,760       15,230,128       $ 18,289,888   2,306,419     1988/00     1995   3-40 Yrs
   Colonial Promenade Trussville           3,868,278       28,305,937       $ 32,174,215   2,592,870      2000       1998   3-40 Yrs
   Colonial Promenade Tutwiler Farm       10,288,138       17,833,534       $ 28,121,672   1,429,123      2000       1999   3-40 Yrs
   Colonial Promenade University Park      5,001,467       12,350,687       $ 17,352,153   5,661,178     1986/89     1993   3-40 Yrs
   Colonial Promenade Wekiva               2,817,788       15,842,169       $ 18,659,957   3,066,234      1990       1996   3-40 Yrs
   Colonial Promenade Winter Haven         4,045,045        6,588,848       $ 10,633,893   1,593,053      1986       1995   3-40 Yrs
   Colonial Shoppes Bear Lake              2,134,440        7,408,273        $ 9,542,713   1,674,770      1990       1995   3-40 Yrs
   Colonial Shoppes Bellwood                 330,000        5,260,750        $ 5,590,750   1,926,664      1988       1988   3-40 Yrs
   Colonial Shoppes Inverness              1,687,159        1,479,452        $ 3,166,612     279,004      1984       1997   3-40 Yrs
   Colonial Shoppes McGehee                  197,152        6,009,319        $ 6,206,471   2,266,918      1986       1986   3-40 Yrs
   Colonial Shoppes Quaker Village           934,967        8,922,544        $ 9,857,511   1,528,805    1968/88/97   1997   3-40 Yrs
   Colonial Shoppes Stanley                  433,906        1,846,544        $ 2,280,450     366,571     1987/96     1997   3-40 Yrs
   Colonial Shoppes Yadkinville            1,084,602        4,669,106        $ 5,753,708     756,774     1971/97     1997   3-40 Yrs
   Olde Town Shopping Center                 343,325        2,842,835        $ 3,186,160   1,216,057     1978/90    1978/90 3-40 Yrs
   P&S Building                              104,089          835,969          $ 940,058     672,114    1946/76/91   1974   3-40 Yrs
   Rivermont Shopping Center                 517,446        2,695,067        $ 3,212,513     520,191     1986/97     1997   3-40 Yrs
   Shoppes at Colonnade                    2,468,092        6,398,668        $ 8,866,760     110,088      1989       2002   3-40 Yrs

Active Redevelopment Projects:
   Colonial Mall Myrtle Beach              9,163,149       45,758,278       $ 54,921,427   8,304,088      1986       1996   3-40 Yrs
   Colonial Shoppes Clay                     277,975        6,989,320        $ 7,267,295   2,954,883      1982       1982   3-40 Yrs
   Colonial University Village               621,192       28,415,424       $ 29,036,615  11,960,443    1973/84/89 1973/89  3-40 Yrs

   Active Development Projects:
   CG at Mallard Creek                     2,911,443        1,277,575        $ 4,189,018         -0-       N/A       2003        N/A
   CG at Silverado                         2,090,261          693,452        $ 2,783,713         -0-       N/A       2003        N/A
   CG at Twin Lakes                        5,030,901        5,961,001       $ 10,991,902         -0-       N/A       2001        N/A
   Colonial Promenade Trussville  II       1,480,099        5,329,617        $ 6,809,716         -0-       N/A       2002        N/A
   Colonial TownPark Mixed Use             4,886,399       24,333,065       $ 29,219,465      38,220       N/A       1998        N/A
   Other Miscellaneous Projects            2,344,931                         $ 2,344,931         -0-       N/A       2002        N/A

   Unimproved Land:
   Colonial Center Mansell
     Infrastructure                       10,555,613              -0-       $ 10,555,613         -0-       N/A       1997        N/A
   Colonial TownPark Infrastructure       15,911,134              -0-       $ 15,911,134         -0-       N/A       1999        N/A
   Colonial Center Heathrow               13,330,832              -0-       $ 13,330,832         -0-       N/A       2002        N/A
   CV at TownPark Infrastructure           5,141,750              -0-        $ 5,141,750         -0-       N/A       2000        N/A
   CG at Wesleyan III                        239,334              -0-          $ 239,334         -0-       N/A       1996        N/A
   Lakewood Ranch                          2,793,931              -0-        $ 2,793,931         -0-       N/A       1999        N/A
   Corporate Assets                              -0-        8,670,101        $ 8,670,101   5,710,931       N/A        N/A    3-7 Yrs
   Other Land                                362,452              -0-          $ 362,452         -0-       N/A        N/A        N/A
                                       --------------   --------------   ---------------- -----------
                                       $ 327,688,733  $ 2,182,746,404    $ 2,510,435,137 $425,477,889
                                       ==============   ==============   ================ ===========


                              NOTES TO SCHEDULE III
                       COLONIAL REALTY LIMITED PARTNERSHIP
                               December 31, 2003

 (1) The aggregate cost for Federal Income Tax purposes was approximately $1.9 billion at December 31, 2003.

 (2) See description of mortgage notes payable in Note 8 of Notes to Consolidated Financial Statements.

 (3) The following is a reconciliation of real estate to balances reported at the beginning of the year:


                          Reconciliation of Real Estate

                                                         2003               2002              2001
                                                     --------------    ---------------   ---------------
      Real estate investments:
         Balance at beginning of year              $ 2,380,748,472    $ 2,218,778,048   $ 2,106,563,153
            Acquisitions of new property                78,742,469        196,009,181               -0-
            Improvements and development                87,675,381         93,660,958       194,303,821
            Dispositions of property                   (36,731,185)      (127,699,715)      (82,088,926)
                                                     --------------    ---------------   ---------------
         Balance at end of year                    $ 2,510,435,137     $ 2,380,748,472   $ 2,218,778,048
                                                     ==============    ===============   ===============



                                 Reconciliation of Accumulated Depreciation

                                                         2003               2002              2001
                                                     --------------    ---------------   ---------------
      Accumulated depreciation:
         Balance at beginning of year                $ 351,156,224      $ 310,439,292     $ 255,730,341
            Depreciation                                88,560,604         73,602,948        64,692,784
            Depreciation of disposition of property    (14,238,939)       (32,886,016)       (9,983,833)
                                                     --------------    ---------------   ---------------

         Balance at end of year                       $425,477,889       $351,156,224      $310,439,292
                                                     ==============    ===============   ===============