Form 10-Q
period 2004-03-31
COLONIAL REALTY LIMITED PARTNERSHIP
filed 2004-05-07
CIK 1013844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended:                Commission File Number: 0-20707
March 31, 2004


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

         YES   x        NO
             -----         -----

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2).

         YES   x        NO
             -----         -----

                       COLONIAL REALTY LIMITED PARTNERSHIP
                               INDEX TO FORM 10-Q


                                                                          Page

PART I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Condensed Balance Sheets as of
                  March 31, 2004 and December 31, 2003                      3

                  Consolidated Condensed Statements of Income and
                  Comprehensive Income for the Three Months Ended
                  March 31, 2004 and 2003                                   4

                  Consolidated Condensed Statements of Cash Flows
                  for the Three Months Ended March 31, 2004 and 2003        5

                  Notes to Consolidated Condensed Financial Statements      6

                  Report of Independent Auditors                           14

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      15

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                              21

         Item 4.  Controls and Procedures                                  21

PART II:  OTHER INFORMATION


         Item 2.  Changes in Securities                                    22

         Item 6.  Exhibits and Reports on Form 8-K                         22

SIGNATURES                                                                 23

EXHIBITS                                                                   24


                       COLONIAL REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                              --------------------

                                                                       (Unaudited)    December 31,
                                                                      March 31, 2004      2003
                                                                       -----------    -----------
ASSETS
Land, buildings, & equipment                                           $ 2,404,594    $ 2,378,821
Undeveloped land and construction in progress                              117,357        114,262
Less: Accumulated depreciation                                            (437,857)      (419,817)
Real estate assets held for sale, net                                        5,775         11,691
                                                                       -----------    -----------
     Net real estate assets                                              2,089,869      2,084,957

Cash and equivalents                                                        20,781          8,070
Restricted cash                                                              2,010          1,879
Accounts receivable, net                                                     9,659         10,260
Prepaid expenses                                                             5,813          6,580
Notes receivable                                                             3,425          2,504
Deferred debt and lease costs                                               25,673         25,832
Investment in partially owned entities                                      38,353         37,496
Other assets                                                                17,066         17,289
                                                                       -----------    -----------
                                                                       $ 2,212,649    $ 2,194,867
                                                                       -----------    -----------

LIABILITIES AND PARTNERS' EQUITY
Notes and mortgages payable                                            $ 1,057,228    $ 1,050,145
Unsecured credit facility                                                  214,810        205,935
Mortgages payable related to real estate held for sale                       3,400         11,785
                                                                       -----------    -----------
     Total long-term liabilities                                         1,275,438      1,267,865

Accounts payable                                                            21,882         17,989
Accrued interest                                                            14,228         14,916
Accrued expenses                                                            10,755          6,983
Tenant deposits                                                              3,290          3,239
Unearned rent                                                                2,559          6,878
Other liabilities                                                            3,133          3,715
                                                                       -----------    -----------
     Total liabilities                                                   1,331,285      1,321,585
                                                                       -----------    -----------

Redeemable units, at redemption value - 10,361,034 units
     outstanding at March 31, 2004 and December 31, 2003                   422,892        410,297

General partner -
     Common equity - 26,933,296 and 26,394,197 units outstanding at
     March 31, 2004 and December 31, 2003, respectively                    193,904        198,597
     Preferred equity ($175,000 liquidation preference)                    168,703        168,703

Limited partners' preferred equity ($100,000 liquidation preference)        97,406         97,406
Accumulated other comprehensive income (loss)                               (1,541)        (1,721)
                                                                       -----------    -----------
     Total partners' equity                                                458,472        462,985
                                                                       -----------    -----------
                                                                       $ 2,212,649    $ 2,194,867
                                                                       -----------    -----------

The accompanying notes are an integral part of these consolidated financial statements.


                       COLONIAL REALTY LIMITED PARTNERSHIP
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                 (Unaudited) (in
                        thousands, except per unit data)
                              ---------------------

                                                                            Three Months Ended
                                                                                 March 31,
                                                                          ---------------------
                                                                             2004        2003
                                                                          ----------   --------
Revenue:
Minimum rent                                                               $ 69,426    $ 64,325
Percentage rent                                                                 681         566
Tenant recoveries                                                             9,731      10,124
Other property related revenue                                                4,480       5,108
Other non-property related revenue                                            1,330       1,098
                                                                           --------    --------
Total revenue                                                                85,648      81,221
                                                                           --------    --------
Operating Expenses:
Property operating expenses:
General operating expenses                                                    6,108       5,737
Salaries and benefits                                                         4,024       3,596
Repairs and maintenance                                                       8,474       8,167
Taxes, licenses, and insurance                                                8,231       7,810
General and administrative                                                    5,460       4,803
Depreciation                                                                 20,836      19,312
Amortization                                                                  2,557       1,963
                                                                           --------    --------
Total operating expenses                                                     55,690      51,388
                                                                           --------    --------
Income from operations                                                       29,958      29,833
                                                                           --------    --------

Other income (expense):
Interest expense                                                            (16,308)    (16,336)
Income from investments                                                         249          85
Loss on hedging activities                                                      (80)       (237)
Gains from sales of property                                                  1,002          29
Other                                                                           (20)        181
                                                                           --------    --------
Total other income (expense)                                                (15,157)    (16,278)
                                                                           --------    --------
Income from continuing operations                                            14,801      13,555
                                                                           --------    --------

Income from discontinued operations                                             149         548
Gain on disposal of discontinued operations                                   9,391       9,627
                                                                           --------    --------
Income from discontinued operations                                           9,540      10,175
                                                                           --------    --------
Net income                                                                   24,341      23,730
                                                                           --------    --------

Distributions to general partner preferred unitholders                       (3,695)     (3,891)
Distributions to limited partner preferred unitholders                       (2,055)     (2,218)
                                                                           --------    --------
Net income available to common unitholders                                 $ 18,591    $ 17,621
                                                                           --------    --------

Net income available to common unitholders allocated to limited partners     (5,202)     (5,512)
                                                                           --------    --------


Net income available to common unitholders allocated to general partner    $ 13,389    $ 12,109
                                                                           --------    --------

Net income per common unit - Basic:
                Income from continuing operations                          $   0.24    $   0.22
                Income from discontinued operations                            0.26        0.30
                                                                           --------    --------
                Net income per common unit - Basic                         $   0.50    $   0.52
                                                                           --------    --------

Net income per common unit - Diluted:
                Income from continuing operations                          $   0.24    $   0.22
                Income from discontinued operations                            0.26        0.30
                                                                           --------    --------
                Net income per common unit - Diluted                       $   0.50    $   0.52
                                                                           --------    --------

Average units outstanding:
                Basic                                                        37,031      33,812
                Diluted                                                      37,406      33,981


STATEMENTS OF COMPREHENSIVE INCOME
Net income available to common unitholders                                 $ 18,591    $ 17,621
Other comprehensive income
        Unrealized income on cash flow hedging activities                       180         200
                                                                           --------    --------
Comprehensive income                                                       $ 18,771    $ 17,821
                                                                           --------    --------

The accompanying notes are an integral part of these consolidated financial statements.


                       COLONIAL REALTY LIMITED PARTNERSHIP
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                               -------------------

                                                                      Three Months Ended
                                                                           March 31,
                                                                     --------------------
                                                                        2004       2003
                                                                     ---------   --------
Cash flows from operating activities:
          Net  income                                                $ 24,341    $ 23,730
          Adjustments to reconcile net income to net cash provided
                by operating activities:
                Depreciation and amortization                          23,546      21,670
                Income from unconsolidated subsidiaries                  (249)        (85)
                Gains from sales of property                          (10,393)     (9,656)
                Other                                                     -            88
          Decrease (increase) in:
                Restricted cash                                          (131)         56
                Accounts receivable                                       787         918
                Prepaid expenses                                          767       1,143
                Other assets                                           (1,152)     (2,300)
          Increase (decrease) in:
                Accounts payable                                        3,893      (2,416)
                Accrued interest                                         (688)     (2,250)
                Accrued expenses and other                             (1,116)     (1,339)
                                                                     --------    --------
                     Net cash provided by operating activities         39,605      29,559
                                                                     --------    --------
Cash flows from investing activities:
          Acquisition of properties                                   (13,136)        -0-
          Development expenditures                                    (19,257)     (3,316)
          Tenant improvements                                          (4,351)     (4,167)
          Capital expenditures                                         (2,835)     (3,134)
          Proceeds from (issuance of) notes receivable, net              (921)        132
          Proceeds from sales of property, net of selling costs        23,434      30,734
          Distributions from unconsolidated subsidiaries                  687         615
          Capital contributions to unconsolidated subsidiaries         (1,295)       (139)
                                                                     --------    --------
                     Net cash provided by (used in) investing
                         activities                                   (17,674)     20,725
                                                                     --------    --------
Cash flows from financing activities:
          Principal reductions of debt                                 (1,302)    (90,174)
          Proceeds from additional borrowings                             -0-      63,686
          Net change in revolving credit balances                       8,875       5,451
          Cash contributions                                           14,100       8,430
          Capital distributions                                       (30,539)    (28,551)
          Other, net                                                     (354)        622
                                                                     --------    --------
                     Net cash used in financing activities             (9,220)    (40,536)
                                                                     --------    --------
                     Decrease in cash and equivalents                  12,711       9,748
Cash and equivalents, beginning of period                               8,070       6,236
                                                                     --------    --------
Cash and equivalents, end of period                                  $ 20,781    $ 15,984
                                                                     ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


         The consolidated financial statements of Colonial Realty Limited Partnership have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations. The following notes, which represent interim disclosures as required by the SEC, highlight significant changes to the notes to the December 31, 2003 audited consolidated financial statements of Colonial Realty Limited Partnership and should be read together with the financial statements and notes thereto included in the Form 10-K filed on March 15, 2004.

Note 1 -- Organization and Business

         Colonial Realty Limited Partnership ("CRLP") is the operating partnership of Colonial Properties Trust ("the Trust"), an Alabama real estate investment trust whose shares are traded on the New York Stock Exchange. The Trust was originally formed as a Maryland real estate investment trust on July 9, 1993 and reorganized as an Alabama real estate investment trust under a new Alabama REIT statute on August 21, 1995. The Trust is is a fully integrated, self-administered and self-managed REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of commercial real estate property. The Trust's activities include ownership and operation of a diversified portfolio of properties located in the Sunbelt region of the United States, consisting of 45 multifamily apartment communities, 27 office properties and 45 retail properties, as of March 31, 2004.

Note 2 -- Summary of Significant Accounting Policies

         Basis of Presentation

         The consolidated financial statements include CRLP, Colonial Properties Services Limited Partnership (in which CRLP holds 99% general and limited partner interests), and Colonial Properties Services, Inc. ("CPSI"). CPSI is a taxable REIT subisidiary of the Trust that is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI provides property development, leasing and management for third-party owned properties and administrative services to CRLP. CRLP generally reimburses CPSI for payroll and other costs incurred in providing services to CRLP. All inter-company transactions are eliminated in the accompanying consolidated financial statements. Entities in which CRLP owns, directly or indirectly, a fifty percent or less interest and does not control are reflected in the consolidated financial statements as investments accounted for under the equity method, except as discussed below. Under this method the investment is carried at cost plus or minus equity in undistributed earnings or losses since the date of acquisition. During December 2003, CRLP entered into a 10% investment in a partnership interest of three multifamily properties that is accounted for on the cost basis of accounting because CRLP does not control nor maintain decision making rights of the partnership.

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

         Unaudited Interim Statements

         The consolidated financial statements as of and for the three months ended March 31, 2004 and 2003 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal, recurring nature.

         Reclassifications

         Certain reclassifications have been made to the previously reported 2003 statements in order to provide comparability with the 2004 statements reported herein. These reclassifications have no impact on partners' equity or net income.

         Recent Pronouncements of the Financial Accounting Standards Board ("FASB")

         On January 15, 2003, FASB completed its redeliberations of the project related to the consolidation of variable interest entities which culminated with the issuance of FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. This Interpretation applied immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. In December 2003, the FASB revised FIN 46 through the release of FIN 46R, which clarified certain aspects of FIN 46 and contained certain provisions that deferred the effective date of FIN 46 to periods ending after March 15, 2004 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

         CRLP has identified certain relationships that it deems to be VIEs in which it holds a significant variable interest. As disclosed in Note 9, relative to these entities, CRLP's maximum exposure to loss is limited to the carrying value of CRLP's investments in those entities, which is $38.4 million as of March 31, 2004. In addition to these VIEs, CRLP considers its relationship with two other entities to also be VIEs. These other entities primarily relate to the commitment to fund development through a mezzanine financing commitment and other guarantees. The maximum exposure related to these other entities is limited to the amount of the funding commitment and other guarantees and is $5.0 million as of March 31, 2004, which results in a total maximum exposure to CRLP attributable to all VIEs in the aggregate amount of $43.4 million. The adoption of FIN 46 and FIN 46R did not have a material effect on CRLP's consolidated financial statements.

Note 3 -- Capital Structure

         At March 31, 2004, the Trust controlled CRLP as the sole general partner and as the holder of 72.2% of the common units of CRLP and 63.6% of the preferred units (the "Series C Preferred Units" and "Series D Preferred Units"). The limited partners of CRLP who hold common units or "redeemable units", are those persons (including certain officers and directors) who, at the time of the Initial Public Offering, elected to hold all or a portion of their interest in the form of units rather than receiving shares of common stock of the Trust, or individuals from whom CRLP acquired certain properties, who elected to receive units in exchange for the properties. Redeemable units represent the number of outstanding limited partnership units as of the date of the applicable balance sheet, valued at the closing market value of the Trust's common shares. Each redeemable unit may be redeemed by the holder thereof for either one share of common stock of the Trust or cash equal to the fair market value thereof at the time of such redemption, at the option of the Trust. Additionally, in 1999, CRLP issued $100 million of Series B Cumulative Redeemable Perpetual Preferred Units ("Series B Units") in a private placement, that are exchangeable for Series B Preferred Shares of the Trust on or after January 1, 2014 at the option of the holders of the Series B Units.

         The Board of Trustees of the Trust manages CRLP by directing the affairs of the Trust. The Trust's interests in CRLP entitle it to share in cash distributions from, and in the profits and losses of, CRLP in proportion to the Trust's percentage interest therein and entitle the Trust to vote on all matters requiring a vote of the limited partners.

Note 4 -- Acquisition and Disposition Activity

         On February 12, 2004, CRLP acquired the DRS Building, a 215,485 square foot office building, located in Huntsville, Alabama. The DRS Building was completed in 1984 and is located adjacent to our existing development Colonial Center at Research Park. The total purchase price was $13.1 million and was funded through borrowings on our unsecured line of credit. Of the total purchase price, $12.5 million was allocated to land, buildings and equipment, $0.4 million to other assets, $0.4 million to prepaid leasing commissions and ($0.2) million to other liablities.

         On March 1, 2004, CRLP sold Colonial Promenade University Park I, a 215,590 square-foot retail asset located in Orlando, Florida. The total sales price was $21.3 million, which was used to repay a portion of the borrowings under CRLP's unsecured line of credit. The mortgage associated with this property of approximately $11.8 million was transferred to another previously unsecured property within CRLP's portfolio. Additionally, CRLP sold certain outparcels of land adjacent to Colonial Center Heathrow in Orlando, Florida and Colonial Promenade Northdale Court in Tampa, Florida for total proceeds of approximately $2.3 million, which was used to repay a portion of the borrowings on our unsecured line of credit.

Note 5 -- Financing Activity

         On February 18, 2004, CRLP modified the terms of the $100.0 million 8.875% Series B Preferred Units (the "Preferred Units"), which were originally issued in a private placement. Under the modified terms, the Preferred Units bear a distribution rate of 7.25% and are redeemable at the option of CRLP, in whole or in part, after February 24, 2009, at the cost of the original capital contribution plus the cumulative priority return, whether or not declared. The Preferred Units are exchangeable for 7.25% Series B Preferred Shares of the Trust, in whole or in part at anytime on or after January 1, 2014, at the option of the holders.

Note 6 -- Net Income Per Unit

         The following table sets forth the computation of basic and diluted earnings per unit:

(amounts in thousands, except per unit data)
                                                                        Three Months        Three Months
                                                                           Ended                Ended
                                                                         March 31,            March 31,
                                                                            2004                2003
                                                                      -----------------    ----------------
Numerator:
     Net income                                                     $           23,341   $          23,730
     Less: Preferred unit distributions                                        (5,750)             (6,109)
                                                                      -----------------    ----------------
     Net income available to common unitholders                     $           18,591   $          17,621
                                                                      -----------------    ----------------

Denominator:
Denominator for basic net income per unit -
     weighted average common units                                              37,031              33,812
Effect of dilutive securities:
     Trustee and employee stock options,
      treasury method                                                              375                 169
                                                                      -----------------    ----------------
Denominator for diluted net income per unit -
     adjusted weighted average common units                                     37,406              33,981
                                                                      -----------------    ----------------
         Basic net income per unit                                  $             0.50   $            0.52
                                                                      -----------------    ----------------
        Diluted net income per unit                                 $             0.50   $            0.52
                                                                      -----------------    ----------------

         All options to purchase the Trust's common shares were included in the computation of diluted net income per unit.

Note 7 -- Income from Discontinued Operations

         During the quarter ended March 31, 2004, CRLP sold one retail asset for proceeds of approximately $21.3 million. In accordance with SFAS No. 144 Accounting for the Impairment on Disposal of Long-Lived Assets, net income and gain (loss) on disposition of real estate for properties sold, in which CRLP does not maintain continuing involvement, are reflected in the consolidated statements of income as "discontinued operations" for all periods presented. Additionally, CRLP classifies real estate assets as held for sale, only after CRLP has received approval by its internal investment committee, has commenced an active program to sell the assets, and in the opinion of CRLP's management it is probable the asset will sell within the next 12 months. At March 31, 2004, CRLP had classified one multifamily asset, containing 178 units located in Savannah, Georgia as held for sale. This real estate asset is reflected in the accompanying consolidated balance sheet at $5.8 million at March 31, 2004, which represents the lower of depreciated cost or fair value less costs to sell. Following is a listing of the properties we disposed in 2004 and 2003 that are classified as discontinued operations:


                 Property                         Location               Date           Units/Square Feet
------------------------------------------- --------------------- -------------------- ---------------------
Multifamily
     Colonial Grand at Citrus Park          Tampa, FL                      March 2003                   176
------------------------------------------- --------------------- -------------------- ---------------------
Office
     2100 International Park                Birmingham, AL             September 2003                29,000
------------------------------------------- --------------------- -------------------- ---------------------
Retail
     Colonial Promenade Bardmoor            St. Petersburg, FL             March 2003               152,667
     Colonial Promenade University Park I   Orlando, FL                    March 2004               215,485

         Also under the provisions of SFAS No. 144, the reserves, if any, to write down the carrying value of the real estate assets designated and classified as held for sale are also included in discontinued operations. All subsequent gains and or additional losses on the sale of these assets are also included in discontinued operations. Additionally, under SFAS No. 144, any impairment losses on assets held for continuing use are included in continuing operations. Below is a summary of the operations of the properties sold during 2004 and 2003 that are classified as discontinued operations:


                                                                    Three Months Ended
      (amounts in thousands)                                             March 31,
                                                                 --------------------------
                                                                     2004         2003
                                                                 --------------------------
Property revenues:
      Base rent                                                         $ 606      $ 1,507
      Percentage rent                                                       -           (4)
      Tenant recoveries                                                    90          201
      Other property revenue                                               21           42
                                                                 --------------------------
Total property revenues                                                   717        1,746

Property operating and maintenance expense                                251          563
Depreciation                                                              139          372
Amortization                                                               13           23
Interest expense                                                          165          240
                                                                 --------------------------
                                                                          568        1,198
Income from discontinued operations before net gain
      on disposition of discontinued operations                           149          548
Net gain on disposition of discontinued operations                      9,391        9,627
                                                                 --------------------------
Income from discontinued operations                                   $ 9,540     $ 10,175
                                                                 ==========================

Note 8 -- Segment Information

         CRLP is organized into, and manages its business based on the performance of three separate and distinct operating divisions: Multifamily, Office, and Retail. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within each division. The applicable accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in CRLP's 2003 Annual Report. The pro rata portion of the revenues, net operating income
(NOI), and assets of the partially-owned entities and joint ventures that CRLP has entered into are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned entities and joint ventures are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method and discontinued operations are reported separately. Management evaluates the performance of its segments and allocates resources to them based on divisional NOI. Divisional NOI is defined as total property revenues, including unconsolidated partnerships and joint ventures, less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance, advertising). Divisional information and the reconciliation of total divisional revenues to total revenues, total divisional NOI to income from continuing, and total divisional assets to total assets, for the three months ended March 31, 2004 and 2003, and for the periods ended March 31, 2004 and December 31, 2003 is presented below:


                                                                       Three Months Ended
                                                                             March 31,
                                                                 -----------------------------------
    (in thousands)                                                    2004               2003
                                                                 ----------------   ----------------
Revenues:
    Divisional Revenues
       Multifamily                                                      $ 26,548           $ 24,406
       Office                                                             24,016             22,669
       Retail                                                             38,556             38,836
                                                                 ----------------   ----------------
            Total Divisional Revenues:                                    89,120             85,911

    Partially-owned subsidiaries                                          (4,063)            (3,927)
    Unallocated corporate revenues                                         1,308                983
    Discontinued operations revenues                                        (717)            (1,746)
                                                                 ----------------   ----------------
            Total Consolidated Revenues:                                $ 85,648           $ 81,221
                                                                 ----------------   ----------------
NOI:
    Divisional NOI
       Multifamily                                                      $ 16,175           $ 15,325
       Office                                                             17,001             15,884
       Retail                                                             27,198             27,213
                                                                 ----------------   ----------------
            Total Divisional NOI:                                         60,374             58,422

    Partially-owned subsidiaries                                          (2,378)            (2,269)
    Unallocated corporate revenues                                         1,308                983
    Discontinued operations NOI                                             (471)            (1,185)
    General and administrative expenses                                   (5,460)            (4,803)
    Depreciation                                                         (20,836)           (19,312)
    Amortization                                                          (2,557)            (1,963)
    Other                                                                    (22)               (40)
                                                                 ----------------   ----------------
       Income from operations                                             29,958             29,833
                                                                 ----------------   ----------------
    Total other expense                                                  (15,157)           (16,278)
                                                                 ----------------   ----------------
       Income from continuing operations                                $ 14,801           $ 13,555
                                                                 ----------------   ----------------


    (in thousands)                                                  March 31,         December 31,
Assets:                                                               2004               2003
                                                                 ----------------   ----------------
    Divisional Assets
       Multifamily                                                     $ 675,366          $ 677,469
       Office                                                            624,335            607,154
       Retail                                                            922,168            931,894
                                                                 ----------------   ----------------
            Total Divisional Assets:                                   2,221,869          2,216,517

    Partially-owned subsidiaries                                        (116,208)          (117,271)
    Unallocated corporate assets (1)                                     106,988             95,621
                                                                 ----------------   ----------------
                                                                     $ 2,212,649        $ 2,194,867
                                                                 ----------------   ----------------

(1) Includes CRLP's investment in partially-owned entities of $38,353 as of March 31, 2004, and $37,496 as of December 31, 2003.

Note 9 -- Investment in Partially Owned Entities

         At March 31, 2004, CRLP had investments in ten partially-owned entities. CRLP accounts for these investments in partially-owned entities using the equity method, except for the DRA Partnership, which is accounted for on the cost basis as discussed in Note 2 - Summary of Significant Accounting Policies. The following table summarizes the investments in partially owned entities as of March 31, 2004 and December 31, 2003:

                                                                                        (in thousands)
                                                                 Percent          March 31,        December 31,
                                                                  Owned             2004               2003
                                                                ----------    ------------------  ---------------
         Multifamily:
         CMS/Colonial Joint Venture I                              15.00%   $             1,849   $        1,923
         CMS/Colonial Joint Venture II                             15.00%                   653              689
         DRA Partnership                                           10.00%                 2,287            2,284
                                                                              ------------------    -------------
                                                                                          4,789            4,896

         Office:
         600 Building Partnership, Birmingham, AL                  33.33%                   (8)              (8)

         Retail:
         Orlando Fashion Square Joint Venture, Orlando, FL         50.00%                19,518           19,698
         Parkway Place Limited Partnership, Huntsville, AL         45.00%                11,695           10,493
         Colonial Promenade Madison, Huntsville, AL                25.00%                 2,336            2,341
         Highway 150, LLC, Birmingham, AL                          10.00%                    48               56
                                                                              ------------------    -------------
                                                                                         33,597           32,588
         Other:
         Colonial/Polar-BEK Management Company,
           Birmingham, AL                                          50.00%                    14               36
         NRH Enterprises, LLC, Birmingham, AL                      20.00%                  (39)             (16)
                                                                              ------------------    -------------
                                                                                           (25)               20
                                                                            --------------------  ---------------
                                                                            $            38,353   $       37,496
                                                                            ====================  ===============

Note 10 -- Financial Instruments: Derivatives and Hedging

         CRLP's objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, CRLP primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the quarter ended March 31, 2004, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

         CRLP has entered into several different hedging transactions in an effort to manage its exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of CRLP's derivative financial instruments at March 31, 2004. The notional value at March 31, 2004 provides an indication of the extent of CRLP's involvement in these instruments at that time, but does not represent exposure to credit or market risk.

                                                                                            Fair Value
                                                            Interest                    At March 31, 2004
          Product Type                Notional Value          Rate        Maturity        (in thousands)
--------------------------------- ----------------------- ------------- ------------- -----------------------
Interest Rate SWAP, Cash Flow     $30.2 - $27.7 million         5.932%       1/01/06  $         (2,058)
Interest Rate CAP, Cash Flow          $21.1 million             6.850%       6/29/04                 -
Interest Rate CAP, Cash Flow          $17.9 million             6.850%       7/06/04                 -
Interest Rate CAP, Cash Flow          $30.4 million            11.200%       6/30/06                 2
Interest Rate CAP, Cash Flow          $16.4 million             4.840%        4/1/06                13
Interest Rate CAP, Cash Flow          $25.9 million             4.840%        4/1/06                20
Interest Rate CAP, Cash Flow           $8.4 million             4.840%        4/1/06                 6

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

         At March 31, 2004, derivatives with a fair value of $2.1 million were included in other liabilities. The change in net unrealized gains/losses of $0.2 million in the quarter ending March 31, 2004 for derivatives designated as cash flow hedges is a component of partners' equity. Hedge ineffectiveness of $0.1 million on cash flow hedges was recognized in other income (expense) during the quarter ended March 31, 2004.

Note 11 -- Subsequent Events

         Acquisitions

         On April 2, 2004, CRLP acquired Colonial Grand at Arringdon, a 320-unit multifamily asset located in Raleigh/Durham, North Carolina. Colonial Grand at Arringdon was a development that was completed in the second quarter of 2003 and was acquired with a 90.0% physical occupancy. The total purchase price was $26.8 million and was funded through borrowings on our unsecured line of credit. CRLP served as development consultant and leasing and management agent for the third-party developer in connection with this property. For CRLP's involvement and a loan guarantee agreement, CRLP had a first right of refusal to purchase the property.

         On April 8, 2004, CRLP acquired Kingwood Commons, a 164,385 square-foot retail lifestyle center located in the northeastern submarket of Houston, Texas. The first development phase of Kingwood Commons was completed in 2001, which positioned the property as a neighborhood grocery center, anchored by Randall's grocery store, a division of Safeway, Inc. The property expanded and broadened its tenants, creating a lifestyle center, through the next two phases of development, which completed construction in 2004. Upon acquisition, Kingwood Commons included high-end retailers such as Talbot's, Chico's, Ann Taylor Loft, Jos. A. Banks, Bombay/Bombay Kids, James Avery, and Carrabba's Italian Grill. The total purchase price was $34.5 million and was funded through borrowings on our unsecured line of credit.

         Financing Activity

         On April 2, 2004, CRLP completed a $100.0 million public debt offering of unsecured senior notes. The notes, which mature in April 2011 bear a coupon rate of 4.80%, and were priced to yield an effective rate of 4.82% over the seven year term. CRLP used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit.

         Distribution

         On April 21, 2004, a cash distribution was declared to partners of CRLP in the amount of $0.67 per unit, totaling $25.0 million. The distribution was declared to partners of record as of May 3, 2004, and will be paid on May 10, 2004.

REPORT OF INDEPENDENT AUDITORS



To the Board of Trustees of
Colonial Properties Trust:

         We have reviewed the accompanying consolidated condensed balance sheet of Colonial Realty Limited Partnership (the "Partnership") as of March 31, 2004, and the related consolidated condensed statements of income for the three-month periods ended March 31, 2004 and 2003, and the consolidated condensed statements of cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Partnership's management.

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

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, partners' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                               /s/ PricewaterhouseCoopers LLP
                                                   PricewaterhouseCoopers LLP

Birmingham, Alabama
April 21, 2004

                       COLONIAL REALTY LIMITED PARTNERSHIP


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the consolidated financial statements of Colonial Realty Limited Partnership and notes thereto contained in this Form 10-Q. This report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, and our affiliates, or the industry's actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004. Such factors include, among others, the following:

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

         We are the operating partnership of the Trust, which is a self-administered equity real estate investment trust (a "REIT") that owns, develops and operates multifamily, office and retail properties in the Sunbelt region of the United States. The Trust is a fully-integrated real estate company, which means that it is engaged in the acquisition, development, ownership, management and leasing of commercial real estate property. The Trust's activities include full or partial ownership of a diversified portfolio of 117 properties as of March 31, 2004, located in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas, and Virginia, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate.

         As of March 31, 2004, we owned or maintained a partial ownership in 45 multifamily apartment communities containing a total of 16,314 apartment units (the "multifamily properties"), 27 office properties containing a total of approximately 5.7 million square feet of office space (the "office properties"), 45 retail properties containing a total of approximately 15.2 million square feet of retail space (the "retail properties"), and certain parcels of land adjacent to or near certain of these properties (the "land"). The multifamily properties, the office properties, the retail properties and the land are referred to collectively as the "properties". As of March 31, 2004, the multifamily properties, the office properties, and the retail properties that had achieved stabilized occupancy were 95%, 90% and 89% leased, respectively.

         As a lessor, the majority of our revenue is derived from tenants under existing leases at our properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments. We believe that the diversified nature of the properties in which we typically invest - multifamily, office and retail - provides a more stable revenue flow in uncertain economic times, in that our diversified property types generally do not have the same economic cycles and while one property type may be experiencing difficulty, the other property types may be maintaining their strength.

         The following table summarizes certain key operating performance measures for our properties as of and for the quarters ended March 31, 2004 and 2003:


                                                                As of and for the
                                                             Quarter Ended March 31,
                                                   -------------------------------------------
                                                           2004                  2003
                                                   -------------------- ----------------------
            Multifamily Properties
----------------------------------------------
      Physical Occupancy                                         95.3%                  92.8%
      Economic Occupancy (1)                                     80.3%                  79.1%
      Same-Property NOI Growth (2)                                1.8%                  -8.2%

      End of Month Scheduled Base
           Rent per Unit per Month                               $ 796                  $ 799
      Capital Expenditures per Unit                              $ 122                   $ 95

              Office Properties
----------------------------------------------

      Physical Occupancy                                         90.1%                  91.2%
      Same-Property NOI Growth (2)                               -1.0%                  -5.9%
      Base Rent per Square Foot                                $ 18.39                $ 19.29
      Capital Expenditures per Square Foot                      $ 0.41                 $ 0.83

              Retail Properties
----------------------------------------------

      Same-Property NOI Growth (2)                                0.3%                   2.4%

 Regional Malls:
      Physical Occupancy                                         90.4%                  89.7%
      Base Rent per Square Foot                                $ 22.15                $ 22.21
      Tenant Gross Sales per Square Foot                      $ 274.37               $ 267.31

 Shopping Centers:
      Physical Occupancy                                         86.1%                  85.7%
      Base Rent per Square Foot                                $ 14.31                $ 13.30
      Tenant Gross Sales per Square Foot                      $ 225.69               $ 233.04

 (1) Economic Occupancy represents scheduled base rents, less vacancy loss and concessions, divided by scheduled base rents.
 (2) NOI amounts are based on our segment data. See Note 8 - Segment Information in our Notes to Consolidated Condensed Financial Statements.

         As a result of the recent economic downturn in the United States, our operations have been negatively impacted. Our multifamily properties have been impacted by a liberal supply of new apartments and a robust single-family housing market, driven by low interest rates and weak job growth. However, our multifamily division's physical occupancy percentage rose to 95.3% as of March 31, 2004, and our economic occupancy remained fairly stable at 80.3%, as a result of the move-in concessions being offered to our new residents. Although there are signs of current job growth and discussions of rising interest rates, we remain cautiously optimistic of how soon sustained job growth will be, but believe these factors should allow our multifamily division to improve its fundamentals in the quarters ahead.

         Our office properties continue to be negatively impacted by the absence of corporate hiring and a "buyers market" for office space in which increased tenant leverage put pressure on current rental rates. As a result, our office division's base rent per square foot decreased from $19.29 in the first quarter of 2003 to $18.39 in the first quarter of 2004, or a -4.7% change. Additionally, during the year ending December 31, 2003, we had approximately 183,000 square feet of early lease terminations and received lease termination fees on a portion of the terminations of approximately $2.6 million from our office properties. Future rental income from our office properties may be affected by future lease terminations because we may be unable to collect the full amount that was due under the lease and may incur additional cost in re-leasing the space. We presently believe the office sector will remain challenged thoughout 2004 and improved operating performance may be achieved in 2005.

         For the first quarter of 2004, our retail same property net operating income increased 0.3% over the same period in 2003. During the first quarter of 2003 our retail properties recognized lease termination fees of $0.5 million as compared to $0.1 million in the first quarter of 2004. Excluding the effects of lease termination fees, our retail same property net operating income for the first quarter of 2004 would have been an increase of 1.6% over the first quarter of 2003. During the first quarter of 2004, we completed the redevelopment of one retail shopping center with total costs of approximately $4.3 million, and continued the redevelopment of two retail malls with total estimated costs of approximately $47.7 million. As with any development, future rental income will be affected by the timing of completion of the redevelopment projects and the ability to timely lease the space at market rental rates. Throughout the recent economic downturn, consumer confidence has remained strong. As a result, we currently expect our retail division to show continued improved operating performance throughout 2004.

Critical Accounting Policies and Estimates

         Refer to our 2003 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include real estate development, principles of consolidation, revenue recognition, valuation of receivables, and accounting policies for derivatives. During the three months ended March 31, 2004, there were no material changes to these policies.

Results of Operations -- Three Months Ended March 31, 2004 and 2003

         Minimum rent for the quarter ended March 31, 2004 increased $5.1 million or 7.9% as compared with the quarter ended March 31, 2003. Minimum rent increased $3.6 million as a result of the acquisitions of Colonial Grand at Metrowest, Colonial Village at Quarry Oaks, Colonial Center Research Place, and the DRS Building, coupled with the completion of Colonial Center at TownPark 200, the retail portion of Colonial TownPark and Colonial Promenade Trussville II, which were completed developments in 2003. The remaining increase is primarily a result of an increase in leasing activity within our multifamily division and an increase in straight-line rent revenue as a result of new leases commencing in our office and retail divisions with reduced rental rates in the earlier months of the new leases.

         Other property related revenue for the quarter ended March 31, 2004 decreased $0.6 million or 12.3% as compared with the quarter ended March 31, 2004. This decrease is primarily attributable to a decrease in early lease terminations within our office and retail divisions in 2004 as compared to 2003.

         General and administrative corporate expenses for the quarter ended March 31, 2004 increased $0.7 million or 13.7% as compared to the quarter ended March 31, 2003. The increase is primarily attributable to the write-off of approximately $0.5 million of acquisitions costs related to acquisition opportunities that did not occur. The remaining increase is primarily due to an increase in recruiting and hiring costs related to the replacement of our Chief Financial Officer who retired in the first quarter of 2004 and other new employees.

         Depreciation and amortization expenses for the quarter ended March 31, 2004 increased $2.1 million or 10.0% as compared to the quarter ended March 31, 2003. $1.2 million of the increase is related to depreciation and amortization on the properties acquired and developed during 2003. The remaining increase primarily relates to the amortization of debt costs related to the financing transactions completed in 2003.

         Gains from sales of property included in continuing operations for the quarter ended March 31, 2004 increased $1.0 million as compared to the quarter ended March 31, 2003. The increase is a result of the sale of two larger parcels of land in the first quarter of 2004 as compared to the sale of two smaller parcels of land in the first quarter of 2003. The operating property sales that occurred in the first quarter of 2004 and 2003 are classified as discontinued operations.

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

         Over the last few years, we have maintained our asset recycling program, which allows us to maximize our investment returns through the sale of assets that have reached their maximum investment potential and reinvest the proceeds into opportunities with more growth potential. During the first quarter of 2004, we sold one retail property representing 215,590 square-feet. The total sales price was $21.3 million, which was used to repay a portion of the borrowings under our unsecured line of credit and the mortgage associated with this property of approximately $11.8 million was transferred to another previously unsecured property within our portfolio. Additionally, we sold certain outparcels of land adjacent to two of our existing properties for total proceeds of approximately $2.3 million, which was used to repay a portion of the borrowings under our unsecured line of credit. Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to our general partner. Our ability to sell properties in the future to raise cash will be limited if market conditions make such sales unattractive.

         As of March 31, 2004, we have an unsecured bank line of credit providing for total borrowings of up to $320 million. This line of credit agreement bears interest at LIBOR plus a spread calculated based our unsecured debt ratings from time to time. Based on our current debt ratings, the spread is 105 basis points. The line of credit is renewable in November 2005, and provides for a one-year extension. The line of credit agreement includes a competitive bid feature that will allow us to convert up to $160 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The credit facility had an outstanding balance of $214.8 million at March 31, 2004. The floating weighted average interest rate of this short-term borrowing facility, including the competitive bid balance, was 1.85% at March 31, 2004.

         At March 31, 2004, our total outstanding debt balance was $1.3 billion. The outstanding balance includes fixed-rate debt of $924.5 million, or 72.5% of the total debt balance, and floating-rate debt of $350.9 million, or 27.5% of the total debt balance. Our total market capitalization as of March 31, 2004 was $3.1 billion and our ratio of debt to market capitalization was 41.5%. We have certain loan agreements that contain restrictive covenants, which among other things require maintenance of various financial ratios. At March 31, 2004, we were in compliance with these covenants.

         Investing Activities

         During the first quarter of 2004, we acquired one office property containing 215,485 square feet at a cost of $13.1 million. We completed the redevelopment of the 66,302 square foot Colonial Shoppes Clay, a retail asset located in Birmingham, Alabama for a total cost of $4.3 million.

         During the first quarter of 2004, we continued the development of three multifamily apartment communities. These communities, if developed as expected, will contain 950 units, and the total investment, including land acquisition costs, is projected to be approximately $74.4 million. We continued the development of one retail property and the redevelopment of two retail properties. Upon completion of the retail developments and redevelopments, we expect to have invested approximately $56.1 million, including land acquisition costs. Additionally, we have one ongoing mixed use project that integrates multifamily, office and/or retail products. During the first quarter of 2004, we invested an aggregate of $19.3 million in the development of these aforementioned development projects and certain parcels of land that were acquired for future development.

         We regularly incur significant expenditures in connection with the re-leasing of our office and retail space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases. We also incur expenditures for certain recurring capital expenses. During the first quarter of 2004, we incurred approximately $5.4 million related to tenant improvements and leasing commissions, and approximately $2.8 million of recurring capital expenditures. We expect to pay for future re-leasing and recurring capital expenditures out of cash from operations.

         Distribution

         The distribution on our common units of partnership interest was $0.67 per unit for the first quarter of 2004. We also pay regular quarterly distributions on our preferred units. The maintenance of these distributions is subject to various factors, including the discretion of our general partner's Board of Trustees, our ability to pay dividends under Delaware law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of the Trust's taxable income to be distributed to shareholders.

         Financing Transactions

          On February 18, 2004, we modified the terms of our $100.0 million 8.875% Series B Preferred Units, which were originally issued in a private placement. Under the modified terms, the Preferred Units bear a distribution rate of 7.25% and are redeemable at the option of CRLP, in whole or in part, after February 24, 2009, at the cost of the original capital contribution plus the cumulative priority return, whether or not declared. The Preferred Units are exchangeable for 7.25% Series B Preferred Shares of the Trust, in whole or in part at anytime on or after January 1, 2014, at the option of the holders.

Financial Instruments: Derivatives and Hedging

         Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and caps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the quarter ended March 31, 2004, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

         We have entered into several different hedging transactions in an effort to manage our exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of our derivative financial instruments at March 31, 2004. The notional value at March 31, 2004 provides an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit or market risk.

                                                                                            Fair Value
                                                            Interest                    At March 31, 2004
          Product Type                Notional Value          Rate        Maturity        (in thousands)
--------------------------------- ----------------------- ------------- ------------- -----------------------
Interest Rate SWAP, Cash Flow     $30.2 - $27.7 million         5.932%       1/01/06  $         (2,058)
Interest Rate CAP, Cash Flow          $21.1 million             6.850%       6/29/04                 -
Interest Rate CAP, Cash Flow          $17.9 million             6.850%       7/06/04                 -
Interest Rate CAP, Cash Flow          $30.4 million            11.200%       6/30/06                 2
Interest Rate CAP, Cash Flow          $16.4 million             4.840%        4/1/06                13
Interest Rate CAP, Cash Flow          $25.9 million             4.840%        4/1/06                20
Interest Rate CAP, Cash Flow           $8.4 million             4.840%        4/1/06                 6


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

         An increase in general price levels may immediately preceed, or accompany, an increase in interest rates. At March 31, 2004, our exposure to rising interest rates was mitigated by the existing debt level of 41.5% of our total market capitalization, the high percentage of fixed rate debt (72.5%), and the use of interest rate swaps to effectively fix the interest rate on approximately $30.0 million through January 2006. As it relates to the short-term, increases in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         As of March 31, 2004, we had approximately $136.1 million of outstanding floating rate mortgages. We also had approximately $214.8 million outstanding under floating rate credit facilities. We do not believe that the interest rate risk represented by our floating rate debt is material as of March 31, 2004, in relation to our $1.3 billion of outstanding total debt and our $2.2 billion of total assets as of that date.

         If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $3.5 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $3.5 million. This assumes that the amount outstanding under our variable rate debt remains approximately $350.9 million, the balance as of March 31, 2004. If market rates of interest increase by 1%, the fair value of our total outstanding debt would decrease by approximately $60.2 million. If market rates of interest decreased by 1%, the fair value of our total outstanding debt would increase by approximately $60.2 million. This assumes our total outstanding debt remains at $1.3 billion, the balance as of March 31, 2004.

         As of March 31, 2004, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

Item 4.  Controls and Procedures.

         As of the end of the period covered by this report, our management, including the Chief Executive Officer and the Chief Administrative Officer, as the acting Chief Financial Officer of the Trust, carried out an evaluation of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and the Chief Administrative Officer of the Trust concluded that the design and operation of these disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting identified in connection with such evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                          PART II -- OTHER INFORMATION

Item 2.  Changes in Securities.

         The Trust from time to time issues common shares of beneficial interest ("Common Shares") pursuant to its Dividend Reinvestment and Share Purchase Plan, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, and its Employee Share Option and Restricted Share Plan, in transactions that are registered under the Securities Act of 1933, as amended (the "Act"). Pursuant to CRLP's Third Amended and Restated Agreement of Limited Partnership, each time the Trust issues Common Shares pursuant to the foregoing plans, CRLP issues to the Trust, its general partner, an equal number of Units for the same price at which the Common Shares were sold, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act. During the quarter ended March 31, 2004, CRLP issued 541,680 Units in such transactions for an aggregate of approximately $14.1 million.


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


(b) During the period covered by this report CRLP filed or furnished, as applicable, the following reports on Form 8-K:

    Date of Event            Item Reported/Financial Statements Filed

    March 30, 2004        Item 5. Other Events and Required FD Disclosure

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


                                    COLONIAL REALTY LIMITED PARTNERSHIP,
                                        a Delaware limited partnership

                                    By:   Colonial Properties Trust,
                                          its general partner




Date:  May 7, 2004                  By:    /s/ John P. Rigrish
                                           -------------------
                                               John P. Rigrish
                                               Chief Administrative Officer,
                                               as acting Chief Financial Officer
                                              (Duly Authorized Officer
                                               and Principal Financial Officer)



Date:  May 7, 2004                        /s/   Kenneth E. Howell
                                          -----------------------
                                                Kenneth E. Howell
                                                Senior Vice President and
                                                Chief Accounting Officer
                                               (Principal Accounting Officer)