Form 10-Q
period 2004-06-30
COLONIAL REALTY LIMITED PARTNERSHIP
filed 2004-08-06
CIK 1013844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended:               Commission File Number: 0-20707
June 30, 2004

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


                                                                         Page

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Condensed Balance Sheets as of
         June 30, 2004 and December 31, 2003                                3

         Consolidated Condensed Statements of Income and Comprehensive      4
         Income  for the Three  and Six Month  Periods  Ended  June 30,
         2004 and 2003

         Consolidated Condensed Statements of Cash Flows
         for the Six Months Ended June 30, 2004 and 2003                    5

         Notes to Consolidated Condensed Financial Statements               6

         Report of Independent Auditors                                    16

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        24

Item 4.  Controls and Procedures                                           24

PART II:  OTHER INFORMATION


Item 2.  Changes in Securities                                             25

Item 6.  Exhibits and Reports on Form 8-K                                  25

SIGNATURES                                                                 26

EXHIBITS                                                                   27

                       COLONIAL REALTY LIMITED PARTNERSHIP
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)
                              --------------------

                                                                       (Unaudited)    December 31,
                                                                      June 30, 2004       2003
                                                                       -----------    -----------
ASSETS
Land, buildings, & equipment                                           $ 2,662,131    $ 2,378,821
Undeveloped land and construction in progress                              113,824        114,262
Less: Accumulated depreciation                                            (457,842)      (419,817)
Real estate assets held for sale, net                                       15,354         11,691
                                                                       -----------    -----------
     Net real estate assets                                              2,333,467      2,084,957

Cash and equivalents                                                        35,617          8,070
Restricted cash                                                              2,024          1,879
Accounts receivable, net                                                     9,313         10,260
Prepaid expenses                                                             5,738          6,580
Notes receivable                                                             4,166          2,504
Deferred debt and lease costs                                               32,204         25,832
Investment in partially owned entities                                      54,383         37,496
Other assets                                                                31,754         17,289
                                                                       -----------    -----------
                                                                       $ 2,508,666    $ 2,194,867
                                                                       -----------    -----------
LIABILITIES AND PARTNERS' EQUITY
Notes and mortgages payable                                            $ 1,564,609    $ 1,050,145
Unsecured credit facility                                                     --          205,935
Mortgages payable related to real estate held for sale                       3,400         11,785
                                                                       -----------    -----------
     Total long-term liabilities                                         1,568,009      1,267,865

Accounts payable                                                            21,348         17,989
Accrued interest                                                            16,718         14,916
Accrued expenses                                                            18,604          6,983
Tenant deposits                                                              3,845          3,239
Unearned rent                                                                3,053          6,878
Other liabilities                                                            2,805          3,715
                                                                       -----------    -----------
     Total liabilities                                                   1,634,382      1,321,585
                                                                       -----------    -----------

Redeemable units, at redemption value - 10,345,129 units
     outstanding at March 31, 2004 and December 31, 2003                   398,598        410,297

Limited partners' interest in consolidated partnership                       1,575           --

General partner -
     Common equity - 27,191,247 and 26,394,197 units outstanding at
     June 30, 2004 and December 31, 2003, respectively                     211,700        198,597
     Preferred equity ($175,000 liquidation preference)                    168,703        168,703

Limited partners' preferred equity ($100,000 liquidation preference)        97,406         97,406
Accumulated other comprehensive income (loss)                               (3,698)        (1,721)
                                                                       -----------    ------------
     Total partners' equity                                                474,111        462,985
                                                                       -----------    -----------
                                                                       $ 2,508,666    $ 2,194,867
                                                                       -----------    -----------

The accompanying notes are an integral part of these consolidated financial statements.


                       COLONIAL REALTY LIMITED PARTNERSHIP
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)
                      (in thousands, except per unit data)
                              ---------------------

                                                                             Three Months Ended        Six Months Ended
                                                                                  June 30,                  June 30,
                                                                           ----------------------    ----------------------
                                                                              2004        2003         2004          2003
                                                                           ---------    ---------    ---------    ---------
Revenue:
Minimum rent                                                               $  71,896    $  64,575    $ 140,991    $ 128,558
Percentage rent                                                                  641          601        1,321        1,169
Tenant recoveries                                                              9,512       10,077       19,158       20,121
Other property related revenue                                                 5,282        6,471        9,798       11,570
Other non-property related revenue                                             1,380        1,608        2,676        2,707
                                                                           ---------    ---------    ---------    ---------
Total revenue                                                                 88,711       83,332      173,944      164,125
                                                                           ---------    ---------    ---------    ---------
Operating Expenses:
Property operating expenses:
General operating expenses                                                     6,323        5,872       12,400       11,596
Salaries and benefits                                                          4,348        3,814        8,356        7,407
Repairs and maintenance                                                        9,501        8,733       17,902       16,873
Taxes, licenses, and insurance                                                 8,109        7,726       16,301       15,502
General and administrative                                                     5,678        5,262       11,217       10,065
Depreciation                                                                  21,649       19,862       42,415       39,104
Amortization                                                                   2,706        1,898        5,261        3,857
                                                                           ---------    ---------    ---------    ---------
Total operating expenses                                                      58,314       53,167      113,852      104,404
                                                                           ---------    ---------    ---------    ---------
Income from operations                                                        30,397       30,165       60,092       59,721
                                                                           ---------    ---------    ---------    ---------

Other income (expense):
Interest expense                                                             (18,320)     (16,929)     (34,628)     (33,232)
Income from investments                                                          312            1          561           83
Gains (losses) on hedging activities                                             160          (79)          80         (316)
Gains from sales of property                                                   1,117        2,324        2,119        2,355
Minority interest of limited partners                                            (10)        --            (10)        --
Other                                                                            (87)         167         (107)         349
                                                                           ---------    ---------    ---------    ---------
Total other income (expense)                                                 (16,828)     (14,516)     (31,985)     (30,761)
                                                                           ---------    ---------    ---------    ---------
Income from continuing operations                                             13,569       15,649       28,107       28,960
                                                                           ---------    ---------    ---------    ---------
Income from discontinued operations                                              352          481          765        1,275
Gain (loss) on disposal of discontinued operations                               491          (47)       9,882        9,579
                                                                           ---------    ---------    ---------    ---------
Income from discontinued operations                                              843          434       10,647       10,854
                                                                           ---------    ---------    ---------    ---------
Net income                                                                    14,412       16,083       38,754       39,814
                                                                           ---------    ---------    ---------    ---------

Distributions to general partner preferred unitholders                        (3,695)      (3,973)      (7,391)      (7,863)
Distributions to limited partner preferred unitholders                        (1,813)      (2,218)      (3,868)      (4,438)
Preferred unit issuance costs                                                   --         (4,451)        --         (4,451)
                                                                           ---------    ---------    ---------    ---------
Net income available to common unitholders                                 $   8,904    $   5,441    $  27,495    $  23,062
                                                                           ---------    ---------    ---------    ---------

Net income available to common unitholders allocated to limited partners      (2,463)      (1,634)      (7,665)      (7,145)
                                                                           ---------    ---------    ---------    ---------
Net income available to common unitholders allocated to general partner    $   6,441    $   3,807    $  19,830    $  15,917
                                                                           ---------    ---------    ---------    ---------
Net income per common unit - Basic:
                Income from continuing operations                          $    0.22    $    0.15    $    0.45    $    0.36
                Income from discontinued operations                             0.02         0.01         0.29         0.32
                                                                           ---------    ---------    ---------    ---------
                Net income per common unit - Basic                         $    0.24    $    0.16    $    0.74    $    0.67
                                                                           ---------    ---------    ---------    ---------

Net income per common unit - Diluted:
                Income from continuing operations                          $    0.22    $    0.14    $    0.45    $    0.35
                Income from discontinued operations                             0.02         0.01         0.28         0.31
                                                                           ---------    ---------    ---------    ---------
                Net income per common unit - Diluted                       $    0.24    $    0.15    $    0.73    $    0.66
                                                                           ---------    ---------    ---------    ---------

Average units outstanding:
                Basic                                                         37,447       34,732       37,239       34,274
                Diluted                                                       37,740       34,982       37,575       34,478

                                                                           ---------    ---------    ---------    ---------
STATEMENTS OF COMPREHENSIVE INCOME
                                                                                                                  ---------
Net income                                                                 $  14,412    $  16,083    $  38,754    $  39,814
Other comprehensive (loss) income
        Unrealized (loss) income on cash flow hedging activities              (2,157)         518       (1,977)         718
                                                                            ---------    ---------    ---------    ---------
Comprehensive income                                                       $  12,255    $  16,601    $  36,777    $  40,532
                                                                            ---------    ---------    ---------    ---------

The accompanying notes are an integral part of these consolidated financial statements.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                               -------------------

                                                                             Six Months Ended
                                                                                  June 30,
                                                                           ----------------------
                                                                              2004        2003
                                                                           ----------  ----------

Cash flows from operating activities:
          Net  income                                                      $  38,754    $  39,814
          Adjustments to reconcile net income to net cash provided
                by operating activities:
                Depreciation and amortization                                 48,055       43,547
                Income from unconsolidated subsidiaries                         (555)         (90)
                Gains from sales of property                                 (12,001)     (11,934)
                Minority interest in income of limited partners                   10         --
                Other                                                           --           --
          Decrease (increase) in:
                Restricted cash                                                 (145)        (440)
                Accounts receivable                                            1,133        2,727
                Prepaid expenses                                               1,517        1,648
                Other assets                                                  (5,858)      (3,675)
          Increase (decrease) in:
                Accounts payable                                               2,295       (2,047)
                Accrued interest                                               1,885        1,241
                Accrued expenses and other                                     3,371        6,033
                                                                           ---------    ---------
                     Net cash provided by operating activities                78,461       76,824
                                                                           ---------    ---------
Cash flows from investing activities:
          Acquisition of properties                                         (136,943)        --
          Development expenditures                                           (51,172)     (15,301)
          Tenant improvements                                                (10,396)      (9,604)
          Capital expenditures                                                (7,104)      (7,071)
          Proceeds from (issuance of) notes receivable, net                   (1,662)        --
          Proceeds from sales of property, net of selling costs               25,156       32,772
          Distributions from unconsolidated subsidiaries                       3,523        2,035
          Capital contributions to unconsolidated subsidiaries               (19,058)        (396)
                                                                           ---------    ---------
                     Net cash (used in) provided by investing activities    (197,656)       2,435
                                                                           ---------    ---------
Cash flows from financing activities:
          Principal reductions of debt                                        (2,651)    (118,632)
          Proceeds from additional borrowings                                397,794      186,470
          Net change in revolving credit balances                           (205,935)    (175,410)
          Cash contributions from the issuance of preferred units               --        120,718
          Redemption of preferred units                                         --       (125,000)
          Cash contributions                                                  23,739       87,151
          Capital distributions                                              (61,088)     (57,372)
          Other, net                                                          (5,117)      (1,626)
                                                                           ---------    ---------
                     Net cash provided by (used in) financing activities     146,742      (83,701)
                                                                           ---------    ---------
                     Increase (decrease) in cash and equivalents              27,547       (4,442)
Cash and equivalents, beginning of period                                      8,070        6,236
                                                                           ---------    ---------
Cash and equivalents, end of period                                        $  35,617    $   1,794
                                                                           =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                       COLONIAL REALTY LIMITED PARTNERSHIP
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


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

Note 1 -- Organization and Business

         Colonial Realty Limited Partnership ("CRLP") is the operating partnership of Colonial Properties Trust ("the Trust"), an Alabama real estate investment trust whose shares are traded on the New York Stock Exchange. The Trust was originally formed as a Maryland real estate investment trust on July 9, 1993 and reorganized as an Alabama real estate investment trust under a new Alabama REIT statute on August 21, 1995. The Trust is is a fully integrated, self-administered and self-managed REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of commercial real estate property. The Trust's activities include ownership and operation of a diversified portfolio of properties located in the Sunbelt region of the United States, consisting of 54 multifamily apartment communities (including 39 wholly-owned consolidated properties and 15 properties partially-owned through unconsolidated joint venture entities), 27 office properties (including 26 wholly-owned consolidated properties and one property partially-owned through an unconsolidated joint venture entity) and 47 retail properties (including 43 consolidated properties and four properties partially-owned through unconsolidated joint venture entities), as of June 30, 2004.

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

         Use of Estimates

         The preparation of consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that effect the reported amounts of assets and liablities and disclosure of contingent assets and liablities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         Unaudited Interim Statements

         The consolidated financial statements as of and for the three and six months ended June 30, 2004 and 2003 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal, recurring nature.

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

         CRLP has identified certain relationships that it deems to be VIEs in which it holds a significant variable interest. As disclosed in Note 9, relative to these entities, CRLP's maximum exposure to loss is limited to the carrying value of CRLP's investments in those entities, which is $54.4 million as of June 30, 2004. In addition to these VIEs, CRLP considers its relationship with two other entities to also be VIEs. These other entities primarily relate to the commitment to fund development through a mezzanine financing commitment and other guarantees. The maximum exposure related to these other entities is limited to the amount of the funding commitment and other guarantees and is $5.0 million as of June 30, 2004, which results in a total maximum exposure to CRLP attributable to all VIEs in the aggregate amount of $59.4 million. The adoption of FIN 46 and FIN 46R did not have a material effect on CRLP's consolidated financial statements.

Note 3 -- Capital Structure

         At June 30, 2004, the Trust controlled CRLP as the sole general partner and as the holder of 72.4% of the common units of CRLP and 63.6% of the preferred units (the "Series C Preferred Units" and "Series D Preferred Units"). The limited partners of CRLP who hold common units or "redeemable units", are those persons (including certain officers and directors) who, at the time of the Initial Public Offering, elected to hold all or a portion of their interest in the form of units rather than receiving shares of common stock of the Trust, or individuals from whom CRLP acquired certain properties, who elected to receive units in exchange for the properties. Redeemable units represent the number of outstanding limited partnership units as of the date of the applicable balance sheet, valued at the closing market value of the Trust's common shares. Each redeemable unit may be redeemed by the holder thereof for either one share of common stock of the Trust or cash equal to the fair market value thereof at the time of such redemption, at the option of the Trust. Additionally, CRLP has issued and outstanding $100 million of Series B Cumulative Redeemable Perpetual Preferred Units ("Series B Units") in a private placement, that are exchangeable for Series B Preferred Shares of the Trust on or after February 24, 2009 at the option of the holders of the Series B Units.

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

         On April 8, 2004, CRLP acquired Kingwood Commons, a 164,385 square-foot retail lifestyle center located in the northeastern submarket of Houston, Texas. The first development phase of Kingwood Commons was completed in 2001, which positioned the property as a neighborhood grocery center, anchored by Randall's grocery store, a division of Safeway, Inc. The property expanded and broadened its tenants, creating a lifestyle center, through the next two phases of development, which completed construction in 2004. Upon acquisition, Kingwood Commons included high-end retailers such as Talbot's, Chico's, Ann Taylor Loft, Jos. A. Banks, Bombay/Bombay Kids, James Avery, and Carrabba's Italian Grill. The total purchase price was $34.5 million and was funded through borrowings under CRLP's unsecured line of credit.

         On May 28, 2004, CRLP disposed of its 15% interest in Colonial Grand at Ponte Vedra, a 240-unit multifamily asset located in Jacksonville, Florida. CRLP's interest was sold for $2.4 million, which was used to repay CRLP's allocated portion of outstanding mortgage debt of $1.3 million and the remaining proceeds were used to repay a portion of the borrowings under CRLP's unsecured line of credit.

         On June 2, 2004, CRLP acquired five multifamily assets located in Atlanta, Georgia from Roberts Realty Investors, Inc. The five assets total 1,091 units and include Bradford Creek, Plantation Trace, River Oaks and Veranda Chase located in the Gwinnett submarket, and Preston Oaks located in the Dunwoody submarket. All five properties are class-A multifamily assets. The assets were acquired for a total purchase price of $109.2 million, which consisted of approximately $50.4 million of cash and the assumption of approximately $58.8 million of existing mortgage debt that bears interest at a stated rate ranging from 5.54% to 7.38%. CRLP recorded a debt premium of $4.4 million, computed using estimated market interest rates from 3.45% to 5.39%, since the debt assumed was at above-market interest rates compared to similar debt instruments at the date of acquisition. The cash portion of the acquisition was funded through borrowings under CRLP's unsecured line of credit.

         On June 15, 2004, CRLP and Dreyfuss Real Estate Advisors ("DRA") entered into a partnership agreement, in which CRLP maintains a 20% interest and manages The Cunningham Apartments, a 280-unit multifamily asset located in Austin, Texas. CRLP's total investment in The Cunningham Apartments was $3.9 million, which consisted of $2.8 million of newly issued mortgage debt and $1.1 million of cash, which was funded through borrowings under CRLP's unsecured line of credit.

         On June 18, 2004, CRLP acquired a 90% partnership interest in The Village on the Parkway, a 381,166 square foot retail lifestyle center located in Dallas, Texas. CRLP's 90% investment in the partnership was $56.4 million, which consisted of $14.1 million of equity investment and $42.3 million of newly issued mortgage debt, representing CRLP's allocated portion of mortgage debt for the property. As CRLP maintains controlling financial interest of this property, the assets, liabilities and results of operations of the property are consolidated within CRLP's financial statements. The third party's partnership interest is reflected in the financial statements as a minority interest in consolidated partnership. Under the partnership agreement, CRLP will receive a 9% preferred return on its equity investment and 65% of any remaining available cash. The 10% third-party equity partner will receive the remaining 35% of available cash after payment of the 9% return on CRLP's equity investment. CRLP's equity investment was funded through borrowings under CRLP's unsecured line of credit.

         On June 25, 2004, CRLP acquired a 25% partnership interest in Colonial Grand at Bayshore, a 376-unit multifamily asset and Colonial Grand at Palma Sola, a 340-unit multifamily asset, both located in Bradenton, Florida. CRLP acquired the partnership interest from CMS Entrepreneurial III and IV Partners, a Delaware general partnership. CRLP's 25% investment in the partnership was $11.9 million, which consisted of $3.0 million of equity investment and $8.9 million of mortgage debt, representing CRLP's allocated portion of mortgage debt for the property. CRLP's equity investment was funded through available cash.

         The results of operations of the above mentioned acquisitions have been included in the consolidated financial statements since their respective dates of acquisition. The following table summarizes the estimated fair values of the assets acquired and liablities assumed as of the respective acquisition dates during the quarter ended June 30, 2004.



                                                        For the Quarter Ended
 Assets Acquired and Liabilities Assumed                    June 30, 2004
-------------------------------------------------   --------------------------
                                                       (amounts in thousands)

 Land, buildings, & equipment                                       $ 223,828
 Prepaid expenses                                                       1,831
 Above-market leases                                                       51
 In-place lease assets                                                 12,646
 Other assets                                                             786
                                                    --------------------------

        Total assets                                                  239,142
 Notes and morgages payable                                         (105,765)
 Debt premium                                                         (4,393)
 Other liabilities                                                    (3,612)
 Minority interest in consolidated partnership                        (1,565)
                                                    --------------------------
        Net assets acquired                                         $ 123,807
                                                    ==========================

Note 5 -- Financing Activity

         On April 2, 2004, CRLP completed a $100.0 million public debt offering of unsecured senior notes. The notes, which mature in April 2011 bear a coupon rate of 4.80%, and were priced to yield an effective rate of 4.82% over the seven-year term. CRLP used the net proceeds of the offering to repay a portion of the outstanding balance on its unsecured line of credit. On June 21, 2004, CRLP entered into a reverse swap agreement on the $100.0 million senior notes, maturing in April 2011, to a floating rate equal to the 6-month LIBOR rate, which was 1.87% as of June 30, 2004.

         On June 17, 2004, CRLP completed a $300.0 million public debt offering of unsecured senior notes. The notes, which mature in June 2014 bear a coupon rate of 6.25%, and were priced to yield an effective rate of 6.35% over the ten-year term. CRLP used the net proceeds of the offering to repay the outstanding balance on its unsecured line of credit, and the remaining amount will be used for general corporate purposes and future acquisitions. In anticipation of closing the above mentioned public debt offering, CRLP entered into a $232.0 million treasury lock on June 14, 2004 with a fixed 10-year treasury rate of 4.84%. On June 17, 2004, CRLP settled the treasury lock agreement with a payment of approximately $2.1 million, which will be amortized over the life of the associated debt.

Note 6 -- Net Income Per Unit

         The following table sets forth the computation of basic and diluted earnings per unit:

(amounts in thousands, except per unit data)
                                                         Three           Three           Six            Six
                                                      Months Ended    Months Ended      Months         Months
                                                        June 30,        June 30,        Ended          Ended
                                                                                       June 30,       June 30,
                                                          2004            2003           2004           2003
                                                      -------------   -------------  -------------  -------------
Numerator:
     Net income                                     $       14,412  $       16,083 $       38,754 $       39,814
     Less: Preferred distributions                         (5,508)         (6,191)       (11,259)       (12,301)
     Less: Preferred unit issuance costs                         -         (4,451)              -        (4,451)
                                                      -------------   -------------  -------------  -------------
     Income available to common unitholders         $        8,904  $        5,441 $       27,495 $       23,062
                                                      -------------   -------------  -------------  -------------
Denominator:
Denominator for basic net income per share -
     weighted average units                                 37,447          34,732         37,239         34,274
Effect of dilutive securities:
     Trustee and employee stock options,
      treasury method                                          293             250            336            204
                                                      -------------   -------------  -------------  -------------
Denominator for diluted net income per share -
     adjusted weighted average units                        37,740          34,982         37,575         34,478
                                                      -------------   -------------  -------------  -------------
         Basic net income per unit                  $         0.24  $         0.16 $         0.74 $         0.67
                                                      -------------   -------------  -------------  -------------
         Diluted net income per unit                $         0.24  $         0.15 $         0.73 $         0.66
                                                      -------------   -------------  -------------  -------------

         Options to purchase 5,000 common shares at an exercise price of $37.75 per share were outstanding during 2004, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note 7 -- Income from Discontinued Operations

         During the quarter ended June 30, 2004, CRLP sold its interest in one multifamily asset for proceeds of approximately $2.4 million. During the quarter ended March 31, 2004, CRLP sold one retail asset for proceeds of approximately $21.3 million. In accordance with SFAS No. 144 Accounting for the Impairment on Disposal of Long-Lived Assets, net income and gain (loss) on disposition of real estate for properties sold, in which CRLP does not maintain continuing involvement, are reflected in the consolidated statements of income as "discontinued operations" for all periods presented. Additionally, CRLP classifies real estate assets as held for sale, only after CRLP has received approval by its internal investment committee, has commenced an active program to sell the assets, and in the opinion of CRLP's management it is probable the asset will sell within the next 12 months. At June 30, 2004, CRLP had classified one multifamily asset, containing 178 units and three retail assets, containing 163,500 square feet as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $15.4 million at June 30, 2004, which represents the lower of depreciated cost or fair value less costs to sell. Following is a listing of the properties CRLP disposed in 2004 and 2003 that are classified as discontinued operations:


------------------------------------------- --------------------- -------------------- ---------------------
                 Property                         Location               Date           Units/Square Feet
------------------------------------------- --------------------- -------------------- ---------------------
Multifamily
     Colonial Grand at Citrus Park          Tampa, FL                      March 2003                   176
     Colonial Grand at Ponte Vedra (1)      Jacksonville, FL                 May 2004                   240

Office
     2100 International Park                Birmingham, AL             September 2003                29,000

Retail
     Colonial Promenade Bardmoor            St. Petersburg, FL             March 2003               152,667
     Colonial Promenade University Park I   Orlando, FL                    March 2004               215,485


(1)  CRLP sold its 15% interest in this property. See Note 4 -
     Acquisition and Disposition Activity for further discussion.

         Also under the provisions of SFAS No. 144, the reserves, if any, to write down the carrying value of the real estate assets designated and classified as held for sale are also included in discontinued operations. All subsequent gains and or additional losses on the sale of these assets are also included in discontinued operations. Additionally, under SFAS No. 144, any impairment losses on assets held for continuing use are included in continuing operations. Below is a summary of the operations of the properties sold or classified as held for sale during 2004 and 2003 that are classified as discontinued operations:

                                                                    Three Months Ended               Six Months Ended
      (amounts in thousands)                                             June 30,                        June 30,
                                                                 --------------------------      -------------------------
                                                                     2004         2003               2004        2003
                                                                 --------------------------      -------------------------
Property revenues:
      Base rent                                                         $ 655      $ 1,088            $ 1,591     $ 2,937
      Percentage rent                                                       -            -                  -          (6)
      Tenant recoveries                                                    71          224                246         505
      Other property revenue                                               21          179                 42         229
                                                                 --------------------------      -------------------------
Total property revenues                                                   747        1,491              1,879       3,665

Property operating and maintenance expense                                217          449                548       1,089
Depreciation                                                              150          250                359         693
Amortization                                                                5           60                 20          87
(Income) loss from investments                                              6           (4)                 5          (7)
Interest expense                                                           17          255                182         528
                                                                 --------------------------      -------------------------
                                                                          395        1,010              1,114       2,390
Income from discontinued operations before net gain
      on disposition of discontinued operations                           352          481                765       1,275
Net gain (loss) on disposition of discontinued operations                 491          (47)             9,882       9,579
                                                                 --------------------------      -------------------------
Income from discontinued operations                                     $ 843        $ 434           $ 10,647    $ 10,854
                                                                 ==========================      =========================


Note 8 -- Segment Information

         CRLP is organized into, and manages its business based on the performance of three separate and distinct operating divisions: Multifamily, Office, and Retail. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within each division. The applicable accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in CRLP's 2003 Annual Report. The pro rata portion of the revenues, net operating income
(NOI), and assets of the partially-owned entities and joint ventures that CRLP has entered into are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned entities and joint ventures are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method and discontinued operations are reported separately. Management evaluates the performance of its segments and allocates resources to them based on divisional NOI. Divisional NOI is defined as total property revenues, including unconsolidated partnerships and joint ventures, less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance, advertising). Divisional information and the reconciliation of total divisional revenues to total revenues, total divisional NOI to income from continuing, and total divisional assets to total assets, for the three and six months ended June 30, 2004 and 2003, and for the periods ended June 30, 2004 and December 31, 2003 is presented below:


                                                             Three Months Ended                   Six Months Ended
                                                                  June 30,                             June 30,
                                                    -------------------------------------   -----------------------------
       (in thousands)                                     2004                2003              2004            2003
                                                    -----------------   -----------------   -------------    ------------
Revenues:
       Divisional Revenues
           Multifamily                                      $ 28,716            $ 24,589        $ 55,264        $ 48,994
           Office                                             24,187              25,124          48,204          47,793
           Retail                                             39,030              37,450          77,586          76,286
                                                    -----------------   -----------------   -------------    ------------
                Total Divisional Revenues:                    91,933              87,163         181,054         173,073

       Partially-owned subsidiaries                           (3,874)             (3,927)         (7,938)         (7,854)
       Unallocated corporate revenues                          1,399               1,587           2,707           2,571
       Discontinued operations revenues                         (747)             (1,491)         (1,879)         (3,665)
                                                    -----------------   -----------------   -------------    ------------
                Total Consolidated Revenues:                $ 88,711            $ 83,332       $ 173,944        $164,125
                                                    -----------------   -----------------   -------------    ------------

NOI:
       Divisional NOI
           Multifamily                                      $ 17,722            $ 15,162        $ 33,897        $ 30,487
           Office                                             17,269              18,154          34,270          34,037
           Retail                                             26,746              25,572          53,944          52,786
                                                    -----------------   -----------------   -------------    ------------
                Total Divisional NOI:                         61,737              58,888         122,111         117,310

       Partially-owned subsidiaries                           (2,154)             (2,211)         (4,532)         (4,480)
       Unallocated corporate revenues                          1,399               1,587           2,707           2,571
       Discontinued operations NOI                              (530)             (1,041)         (1,331)         (2,576)
       General and administrative expenses                    (5,678)             (5,262)        (11,217)        (10,065)
       Depreciation                                          (21,649)            (19,862)        (42,415)        (39,104)
       Amortization                                           (2,706)             (1,898)         (5,261)         (3,857)
       Other                                                     (22)                (36)             30             (78)
                                                    -----------------   -----------------   -------------    ------------
           Income from operations                             30,397              30,165          60,092          59,721
                                                    -----------------   -----------------   -------------    ------------
       Total other expense                                   (16,818)            (14,516)        (31,975)        (30,761)
                                                    -----------------   -----------------   -------------    ------------
           Income from continuing operations                $ 13,579            $ 15,649        $ 28,117        $ 28,960
                                                    -----------------   -----------------   -------------    ------------



       (in thousands)                                   June 30,          December 31,
Assets:                                                   2004                2003
                                                    -----------------   -----------------
       Divisional Assets
           Multifamily                                     $ 824,710           $ 677,469
           Office                                            628,041             607,154
           Retail                                          1,056,310             931,894
                                                    -----------------   -----------------
                Total Divisional Assets:                   2,509,061           2,216,517

       Partially-owned subsidiaries                         (113,594)           (117,271)
       Unallocated corporate assets (1)                      113,199              95,621
                                                    -----------------   -----------------
                                                         $ 2,508,666         $ 2,194,867
                                                    -----------------   -----------------

(1) Includes CRLP's investment in partially-owned entities of $54,383 as of June 30, 2004, and $37,496 as of December 31, 2003.

Note 9 -- Investment in Partially Owned Entities

         At June 30, 2004, CRLP had investments in thirteen partially-owned entities. CRLP accounts for these investments in partially-owned entities using the equity method, except for the DRA Partnership, which is accounted for on the cost basis as discussed in Note 2 - Summary of Significant Accounting Policies. The following table summarizes the investments in partially owned entities as of June 30, 2004 and December 31, 2003:

                                                                                        (in thousands)
                                                                 Percent          June 30,         December 31,
                                                                  Owned             2004               2003
                                                                ----------    ------------------  ---------------
         Multifamily:
         CMS/Colonial Joint Venture I                              15.00%   $             1,552   $        1,923
         CMS/Colonial Joint Venture II                             15.00%                   638              689
         CMS/Colonial Florida Joint Venture                        25.00%                 2,968                0
         G&I IV Cunningham GP LLC                                  20.00%                 1,235                0
         DRA Partnership                                           10.00%                 2,323            2,284
                                                                              ------------------    -------------
                                                                                          8,716            4,896

         Office:
         600 Building Partnership, Birmingham, AL                  33.33%                   (2)              (8)

         Retail:
         Orlando Fashion Square Joint Venture, Orlando, FL         50.00%                18,873           19,698
         Parkway Place Limited Partnership, Huntsville, AL         45.00%                11,117           10,493
         Turkey Creek Joint Venture, Knoxville, TN                 50.00%                13,257                0
         Colonial Promenade Madison, Huntsville, AL                25.00%                 2,319            2,341
         Highway 150, LLC, Birmingham, AL                          10.00%                    86               56
                                                                              ------------------    -------------
                                                                                         45,652           32,588

         Other:
         Colonial/Polar-BEK Management Company,
           Birmingham, AL                                          50.00%                    31               36
         NRH Enterprises, LLC, Birmingham, AL                      20.00%                  (14)             (16)
                                                                              ------------------    -------------
                                                                                             17               20
                                                                            --------------------  ---------------
                                                                            $            54,383   $       37,496
                                                                            ====================  ===============

Note 10 -- Financial Instruments: Derivatives and Hedging

         Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, CRLP records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

         For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. CRLP assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.

         CRLP's objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, CRLP primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the quarter ended June 30, 2004, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. CRLP primarily uses interest rate swaps as part of its fair value hedging strategy. These swaps involve the receipt of fixed rate amounts in exchange for variable rate amounts over the life of the agreements without exchange of the underlying principal amount. During the quarter ended June 30, 2004, such swaps were used to hedge the change in fair value of fixed rate debt.

         As of June 30, 2004, no derivatives were designated as hedges of net investments in foreign operations. Additionally, CRLP does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and are used to manage CRLP's exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements of SFAS 133. The only swap that CRLP has that is not designated as a hedge for SFAS 133 was acquired through the purchase of a property and its corresponding debt.

         CRLP has entered into several different hedging transactions in an effort to manage its exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of CRLP's derivative financial instruments at June 30, 2004. The notional value at June 30, 2004 provides an indication of the extent of CRLP's involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

                                                                                                    Fair Value
                                                                  Interest                       At June 30, 2004
            Product Type                   Notional Value           Rate        Maturity          (in thousands)
------------------------------------- ------------------------- ------------- -------------- -------------------------
Interest Rate SWAP, Cash Flow          $30.2 - $27.7 million          5.932%        1/01/06   $          (1,335)
Interest Rate SWAP, Cash Flow              $17.0 million              7.380%        5/05/06                (908)
Interest Rate SWAP, Fair Value             $100.0 million             4.803%        4/01/11                  778
Interest Rate CAP, Cash Flow               $19.7 million              6.850%        6/29/07                   35
Interest Rate CAP, Cash Flow               $16.7 million              6.850%        7/03/07                   29
Interest Rate CAP, Cash Flow               $30.4 million             11.200%        6/30/06                    -
Interest Rate CAP, Cash Flow               $16.4 million              4.840%         4/1/06                   15
Interest Rate CAP, Cash Flow               $25.9 million              4.840%         4/1/06                   24
Interest Rate CAP, Cash Flow                $8.4 million              4.840%         4/1/06                    8

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

         On June 21, 2004, CRLP entered into a reverse swap agreement on $100.0 million 4.80% senior notes to a floating rate equal to the 6-month LIBOR rate, which was 1.87% as of June 30, 2004. The reverse swap agreement matures in April 2011.

         At June 30, 2004, derivatives with a fair value of $2.2 million were included in other liabilities and $0.1 were included in other assets. Additionally, the fair value of our fair value interest rate swap of $0.8 million was included in notes and mortgages payable. The change in net unrealized gains/losses of $2.0 million in the six months ending June 30, 2004 for derivatives designated as cash flow hedges is a component of shareholders' equity. The change in fair value of derivatives not designated as hedges of $0.1 million is included in gains (losses) on hedging activities in the quarter ended June 30, 2004. No hedge ineffectiveness on fair value hedges was recognized during the quarter ended June 30, 2004. Hedge ineffectiveness of approximately $40,000 on cash flow hedges due to index mismatches was recognized in gains (losses) on hedging activities during the quarter ended June 30, 2004.

Note 11 -- Subsequent Events

         Acquisitions

         On August 2, 2004, CRLP acquired three retail assets totaling approximately 521,000 square feet in South Florida. The 371,000 square foot Deerfield Mall is located in Deerfield Beach, Florida, south of Boca Raton. With a current occupancy of 95.0%, the property is anchored by Publix, Walgreens, Marshall's, Sports Authority, TJ Maxx and OfficeMax. With 100.0% occupancy, the 82,000 square foot College Parkway property is located in Fort Myers, Florida and includes such tenants as Office Depot and the Blue Pepper Market. Pines Plaza, 100.0% occupied, is a 68,000 square foot center and is anchored by Comp USA, Office Depot and Sound Advice. The assets were acquired for a total purchase price of $81.7 million, which consisted of approximately $32.8 million of cash and the assumption of approximately $48.9 million of existing mortgage debt. The cash portion of the acquisition was funded through borrowings under CRLP's unsecured line of credit.

         Dispositions

         On July 15, 2004, CRLP sold Colonial Shoppes Stanly, a 47,070 square-foot retail asset located in Locust, North Carolina. The total sales price was $2.4 million, which was used for general corporate purposes and to fund development projects.

         On July 27, 2004, CRLP sold Village at Roswell Summit, a 25,510 square-foot retail asset located in Atlanta, Georgia. The total sales price was $4.0 million, which was used to repay a portion of the outstanding borrowings under CRLP's unsecured line of credit.

         Investments held for sale

         Subsequent to June 30, 2004, CRLP and its third party partner commenced an active program to dispose of Orlando Fashion Square, a 1,080,535 square-foot retail asset located in Orlando, Florida. CRLP's investment in the partially-owned entity is $18.9 million as of June 30, 2004, which is reflected within investment in partially-owned entities on CRLP's balance sheet. CRLP expects to dispose of the asset within the next 12 months.

         Distribution

         On July 20, 2004, a cash distribution was declared to shareholders of CRLP and partners of CRLP in the amount of $0.67 per share and per unit, totaling $25.2 million. The distribution was declared to partners of record as of July 30, 2004, and was paid on August 6, 2004.

             Report of Independent Registered Public Accounting Firm


To the Board of Trustees of
Colonial Properties Trust:

We have reviewed the accompanying condensed consolidated balance sheet of Colonial Realty Limited Partnership ("the Partnership) as of June 30, 2004, and the related condensed consolidated statements of income for each of the three-month and six-month periods ended June 30, 2004 and 2003 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Partnership's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, partners' equity, and of cash flows for the year then ended (not presented herein), and in our report dated March 1, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/  PricewaterhouseCoopers LLP
     PricewaterhouseCoopers LLP
     Birmigham, Alabama
     August 6, 2004

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

         We are the operating partnership of the Trust, which is a self-administered equity real estate investment trust (a "REIT") that owns, develops and operates multifamily, office and retail properties in the Sunbelt region of the United States. The Trust is a fully-integrated real estate company, which means that it is engaged in the acquisition, development, ownership, management and leasing of commercial real estate property. The Trust's activities include full or partial ownership of a diversified portfolio of 128 properties as of June 30, 2004, located in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas, and Virginia, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate.

         As of June 30, 2004, we owned or maintained a partial ownership in 54 multifamily apartment communities containing a total of 18,493 apartment units (including 39 wholly-owned consolidated properties and 15 properties partially-owned through unconsolidated joint venture entities aggregating 13,814 and 4,679 units, respectively) (the "multifamily properties"), 27 office properties containing a total of approximately 5.7 million square feet of office space (including 26 wholly-owned consolidated properties and one property partially-owned through an unconsolidated joint-venture entity aggregating 5,685,500 and 30,000 square feet, respectively )(the "office properties"), 47 retail properties containing a total of approximately 15.7 million square feet of retail space (including 43 consolidated properties and four properties partailly-owned through unconsolidated joint venture entities aggregating 13.5 million and 2.2 million square feet, respectively) (the "retail properties"), and certain parcels of land adjacent to or near certain of these properties (the "land"). The multifamily properties, the office properties, the retail properties and the land are referred to collectively as the "properties". As of June 30, 2004, the multifamily properties that had achieved stabilized occupancy were 96.0% leased (96.1% for consolidated properties and 93.9% for unconsolidated properties), the office properties that had achieved stabilized occupancy were 90.7% leased (90.7% for consolidated properties and 100.0% for unconsolidated properties), and the retail properties that had achieved stabilized occupancy were 89.0% leased (89.1% for consolidated properties and 88.0% for unconsolidated properties).

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

         The following table summarizes certain key operating performance measures for our properties as of and for the quarters ended June 30, 2004 and 2003:

                                               ------------------------------------------------------------------------------------
                                                  Consolidated Properties      Unconsolidated Properties        Total Properties
                                               ------------------------------------------------------------------------------------
                                                    As of and for the             As of and for the           As of and for the
                                                  Quarter Ended June 30,         Quarter Ended June 30,      Quarter Ended June 30,
                                               ------------------------------------------------------------------------------------
                                                   2004            2003           2004           2003         2004          2003
                                               ------------  -------------- -------------- -------------- -----------  ------------
            Multifamily Properties
----------------------------------------------
      Physical Occupancy                         96.1%            93.7%         93.9%           91.7%         96.0%           93.6%
      Economic Occupancy (1)                     80.8%            79.1%         80.8%           80.6%         80.7%           79.2%
      Same-Property NOI Growth (2)                4.4%            -4.7%           n/a             n/a          4.4%           -4.7%

      End of Month Scheduled Base
           Rent per Unit per Month               $ 827            $ 790         $ 717           $ 706         $ 824           $ 788
      Capital Expenditures per Unit              $ 164            $ 134         $ 129           $ 252         $ 163           $ 130

              Office Properties
----------------------------------------------
      Physical Occupancy                         90.7%            91.5%        100.0%          100.0%         90.7%           91.5%
      Same-Property NOI Growth (2)              -13.8%            -5.9%           n/a             n/a        -13.8%           -5.9%
      Base Rent per Square Foot                $ 18.33          $ 19.05       $ 13.23         $ 13.48       $ 18.33         $ 19.06
      Capital Expenditures per Square Foot      $ 0.62           $ 0.56         $ -0-           $ -0-        $ 0.62          $ 0.56

              Retail Properties
----------------------------------------------
      Same-Property NOI Growth (2)                2.5%            -4.8%         -1.8%            4.5%          2.2%           -4.5%

 Regional Malls:
      Physical Occupancy                         91.2%            90.0%         86.9%           84.6%         90.9%           89.6%
      Base Rent per Square Foot                $ 22.07          $ 21.82       $ 31.04         $ 30.37       $ 22.89         $ 22.41
      Tenant Gross Sales per Square Foot      $ 277.43         $ 268.02      $ 267.98        $ 281.35      $ 275.56        $ 268.49

 Shopping Centers:
      Physical Occupancy                         85.7%            81.8%         99.5%           99.4%         86.0%           82.4%
      Base Rent per Square Foot                $ 14.56          $ 13.17       $ 15.99         $ 16.14       $ 14.58         $ 13.21
      Tenant Gross Sales per Square Foot      $ 223.01         $ 220.22      $ 256.10        $ 262.55      $ 223.62        $ 221.79
                                              -------------------------------------------------------------------------------------

 (1) Economic Occupancy represents scheduled base rents, less vacancy loss and concessions, divided by scheduled base rents.

 (2) NOI amounts are based on our segment data. See Note 8 - Segment Information in our Notes to Consolidated Condensed Financial Statements.


         As a result of the recent economic downturn in the United States, our operations have been negatively impacted. Our multifamily properties have been impacted by a liberal supply of new apartments and a robust single-family housing market, driven by low interest rates and weak job growth. However, our multifamily division's physical occupancy percentage rose to 96.0% as of June 30, 2004, and our economic occupancy remained fairly stable at 80.7%, as a result of the move-in concessions being offered to our new residents. During the second quarter of 2004, we acquired one multifamily asset located in Raleigh/Durham, North Carolina consisting of 320 units for $26.8 million, five multifamily assets located in Atlanta, Georgia consisting of 1,091 units for $109.2 million, a 25% interest in two properties located in Bradenton, Florida consisting of 716 units for $11.9 million, and a 20% interest in one multifamily asset located in Austin, Texas consisting of 280 units for $ 3.9 million. Although there are signs of current job growth and discussions of rising interest rates, we remain cautiously optimistic of how soon sustained job growth will be, but believe these factors should allow our multifamily division to improve its fundamentals in the quarters ahead.

         Our office properties continue to be negatively impacted by the absence of corporate hiring and a "buyers market" for office space in which increased tenant leverage put pressure on current rental rates. As a result, our office division's base rent per square foot decreased from $19.06 in the second quarter of 2003 to $18.33 in the second quarter of 2004, or a -3.8% change. Additionally, during the year ending December 31, 2003, we had approximately 183,000 square feet of early lease terminations and received lease termination fees on a portion of the terminations of approximately $2.6 million from our office properties. Future rental income from our office properties may be affected by future lease terminations because we may be unable to collect the full amount that was due under the lease and may incur additional cost in re-leasing the space. We presently believe the office sector will remain challenged thoughout 2004 and improved operating performance may be achieved in 2005.

         For the second quarter of 2004, our retail same property net operating income increased 2.2% over the same period in 2003. During the second quarter of 2004 our retail properties recognized lease termination fees of $0.6 million as compared to $0.2 million in the second quarter of 2003. Excluding the effects of lease termination fees, our retail same property net operating income for the second quarter of 2004 would have been an increase of 0.3% over the second quarter of 2003. During the second quarter of 2004, we acquired a 164,385 square-foot retail lifestyle center located in the northeastern submarket of Houston, Texas for $34.5 million and a 90% partnership interest in a 381,166 square foot retail lifestyle center located in Dallas, Texas for $56.4 million, and continued the redevelopment of two retail malls with total estimated costs of approximately $47.7 million. As with any development, future rental income will be affected by the timing of completion of the redevelopment projects and the ability to timely lease the space at market rental rates. Throughout the recent economic downturn, consumer confidence has remained strong. As a result, we currently expect our retail division to show continued improved operating performance throughout 2004.

Results of Operations -- Three Months Ended June 30, 2004 and 2003

         Minimum rent for the quarter ended June 30, 2004 increased $7.3 million or 11.3% as compared with the quarter ended June 30, 2003. Minimum rent increased $6.3 million as a result of the acquisitions of Colonial Grand at Metrowest, Colonial Village at Quarry Oaks, Colonial Center Research Place, the DRS Building, Colonial Grand at Arringdon, Bradford Creek, Plantation Trace, River Oaks, Veranda Chase, Preston Oaks, Kingwood Commons, and Village on the Parkway, coupled with the completion of Colonial Center at TownPark 200, the retail portion of Colonial TownPark and Colonial Promenade Trussville II, which were completed developments in 2003 and 2004. The remaining increase is primarily a result of an increase in leasing activity in our multifamily and retail divisions.

         Other property related revenue for the quarter ended June 30, 2004 decreased $1.2 million or 18.4% as compared with the quarter ended June 30, 2004. This decrease is primarily attributable to a decrease of $2.2 million in early lease terminations within our office division in 2004 as compared to 2003, which is offset by an increase in early lease terminations within our retail division of $0.4 million in the quarter ended June 30, 2004 as compared to the same period in 2003. Additionally, other income attributable to the properties acquired or developed during the second half of 2003 and the first half of 2004 increased $0.3 million during the second quarter of 2004 as compared to the same period in 2003.

         Total operating expenses for the quarter ended June 30, 2004 increased $5.1 million or 9.7% as compared to the quarter ended June 30, 2003. Of this increase, $4.2 million is attributable to the properties acquired or developed in the second half of 2003 or the first half of 2004. The remaining increase is a result of an overall increase property operating expenses at our existing properties, coupled with an increase in our corporate overhead expenses as a result of the continued growth of the Company.

         Interest expense for the quarter ended June 30, 2004 increased $1.4 million or 8.2% as compared to the quarter ended June 30, 2003. This increase is primarily attributable to the issuance of $100 million of senior notes in April 2004, $300 million of senior notes in June 2004 through CRLP, and the assumption of $105.8 million of mortgage debt related to properties acquired during the quarter ended June 30, 2004. Additionally, our consolidated debt balance increased from $1.15 billion at June 30, 2003 to $1.57 billion at June 30, 2004.

         Gains from sales of property included in continuing operations for the quarter ended June 30, 2004 decreased $1.2 million as compared to the quarter ended June 30, 2003. The decrease is a result of the sale of two parcels of land in the second quarter of 2004 as compared to the sale of three parcels of land in the second quarter of 2003, resulting in less gains recognized in 2004. The operating property sales that occurred in the second quarter of 2004 and 2003 are classified as discontinued operations.

Results of Operations -- Six Months Ended June 30, 2004 and 2003

         Minimum rent for the six months ended June 30, 2004 increased $12.4 million or 9.7% as compared with the six months ended June 30, 2003. Minimum rent increased $10.1 million as a result of the acquisitions of Colonial Grand at Metrowest, Colonial Village at Quarry Oaks, Colonial Center Research Place, the DRS Building, Colonial Grand at Arringdon, Bradford Creek, Plantation Trace, River Oaks, Veranda Chase, Preston Oaks, Kingwood Commons, and Village on the Parkway, coupled with the completion of Colonial Center at TownPark 200, the retail portion of Colonial TownPark and Colonial Promenade Trussville II, which were completed developments in 2003 and 2004. The remaining increase is primarily a result of an increase in leasing activity in our multifamily and retail divisions.

         Other property related revenue for the six months ended June 30, 2004 decreased $1.8 million or 15.3% as compared with the six months ended June 30, 2004. This decrease is primarily attributable to a decrease of $2.0 million in early lease terminations within our office division in 2004 as compared to 2003, which is offset by an increase in early lease terminations within our retail division of $0.1 million in the six month period ended June 30, 2004 as compared to the same period in 2003. Additionally, other income attributable to the properties acquired or developed during the second half of 2003 and the first half of 2004 during the six month period ended June 30, 2004 increased $0.4 million as compared to the same period in 2003.

         Total operating expenses for the six months ended June 30, 2004 increased $9.4 million or 9.0% as compared to the six months ended June 30, 2003. Of this increase, $6.8 million is attributable to the properties acquired or developed in the second half of 2003 or the first half of 2004, and $1.2 million is attributable to an increase in our corporate overhead expenses as a result of the continued growth of the Company and an increase in recruiting and hiring costs related to the replacement of our Chief Financial Officer who retired in the first quarter of 2004 and other new employees. The remaining increase is a result of an overall increase property operating expenses at our existing properties,

         Interest expense for the six months ended June 30, 2004 increased $1.4 million or 4.2% as compared to the six months ended June 30, 2003. This increase is primarily attributable to the issuance of $100 million of senior notes in April 2004, $300 million of senior notes in June 2004 through CRLP, and the assumption of $105.8 million of mortgage debt related to properties acquired during the quarter ended June 30, 2004. Additionally, our consolidated debt balance increased from $1.15 billion at June 30, 2003 to $1.57 billion at June 30, 2004.

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

         Over the last few years, we have maintained our asset recycling program, which allows us to maximize our investment returns through the sale of assets that have reached their maximum investment potential and reinvest the proceeds into opportunities with more growth potential. During the first half of 2004, we sold one retail property representing 215,590 square-feet and our 15% ownership interest in one multifamily property consisting of 240 units. The aggregate sales price was $23.7 million, which was used to repay a portion of the borrowings under our unsecured line of credit and the mortgages associated with the properties. Additionally, during the first six months of 2004, we sold certain outparcels of land adjacent to two of our existing properties for total proceeds of approximately $4.5 million, which was used to repay a portion of the borrowings under our unsecured line of credit. Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. Our ability to sell properties in the future to raise cash will be limited if market conditions make such sales unattractive.

         As of June 30, 2004, we have an unsecured bank line of credit providing for total borrowings of up to $320 million. This line of credit agreement bears interest at LIBOR plus a spread calculated based on our unsecured debt ratings from time to time. Based on our current debt ratings, the spread is 105 basis points. The line of credit is renewable in November 2005, and provides for a one-year extension. The line of credit agreement includes a competitive bid feature that will allow us to convert up to $160 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The credit facility had no outstanding balance at June 30, 2004.

         At June 30, 2004, our total outstanding debt balance was $1.6 billion. The outstanding balance includes fixed-rate debt of $1.3 billion, or 85.0% of the total debt balance, and floating-rate debt of $235.5 million, or 15.0% of the total debt balance. Our total market capitalization as of June 30, 2004 was $3.3 billion and our ratio of debt to market capitalization was 47.7%. We have certain loan agreements that contain restrictive covenants, which among other things require maintenance of various financial ratios. At June 30, 2004, we were in compliance with these covenants.

         Investing Activities

         During the second quarter of 2004, we acquired six wholly-owned multifamily properties containing 1,411 units at a cost of approximately $136.0 million, a partial ownership interest in three multifamily assets containing 996 units for approximately $15.8 million, one wholly-owned retail asset containing 164,385 square feet at a total cost of $34.5 million and a 90% interest in one retail property containing 381,166 square feet for approximately $54.3 million representing our allocated portion of the purchase price. Additionally, during the second quarter of 2004, we completed the 55,000 square foot Colonial Promenade Trussville II for approximately $8.0 million. During the first quarter of 2004, we acquired one office property containing 215,485 square feet at a cost of $13.1 million and we completed the redevelopment of the 66,302 square foot Colonial Shoppes Clay, a retail asset located in Birmingham, Alabama for a total cost of $4.3 million.

         During the second quarter of 2004, we continued the development of three multifamily apartment communities. These communities, if developed as expected, will contain 950 units, and the total investment, including land acquisition costs, is projected to be approximately $74.4 million. We began the development of one retail property and continued the redevelopment of two retail properties. Upon completion of the retail developments and redevelopments, we expect to have invested approximately $78.5 million, including land acquisition costs. Additionally, we have one ongoing mixed-use project that integrates multifamily, office and/or retail products. During the six months ended June 30, 2004, we invested an aggregate of $51.2 million of these aforementioned development projects and certain parcels of land that were acquired for future development.

         We regularly incur significant expenditures in connection with the re-leasing of our office and retail space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases. We also incur expenditures for certain recurring capital expenses. During the six months ended June 30 2004, we incurred approximately $13.4 million related to tenant improvements and leasing commissions, and approximately $7.1 million of recurring capital expenditures. We expect to pay for future re-leasing and recurring capital expenditures out of cash from operations.

         Distribution

         The distribution on our common units of partnership interest was $0.67 per unit for the second quarter of 2004. We also pay regular quarterly distributions on our preferred units. The maintenance of these distributions is subject to various factors, including the discretion of our general partner's Board of Trustees, our ability to pay dividends under Delaware law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of the Trust's taxable income to be distributed to shareholders.

         Financing Transactions

         On April 2, 2004, we completed a $100.0 million public debt offering of unsecured senior notes. The notes, which mature in April 2011 bear a coupon rate of 4.80%, and were priced to yield an effective rate of 4.82% over the seven year term. We used the net proceeds of the offering to repay a portion of the outstanding balance on our unsecured line of credit. On June 21, 2004, we entered into a reverse swap agreement on the $100.0 million senior notes, maturing in April 2011, to a floating rate equal to the 6-month LIBOR rate, which was 1.87% as of June 30, 2004.

         On June 17, 2004, we completed a $300.0 million public debt offering of unsecured senior notes. The notes, which mature in June 2014 bear a coupon rate of 6.25%, and were priced to yield an effective rate of 6.35% over the ten year term. We used the net proceeds of the offering to repay the outstanding balance on our unsecured line of credit, and the remaining amount will be used for general corporate purposes and future acquisitions. In anticipation of closing the above mentioned public debt offering, we entered into a $232 million treasury lock on June 14, 2004 with a fixed 10-year treasury rate of 4.84%. On June 17, 2004, we settled the treasury lock agreement with a payment of approximately $2.1 million, which will be amortized over the life of the associated debt.

Critical Accounting Policies and Estimates

         Refer to our 2003 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include real estate development, principles of consolidation, revenue recognition, valuation of receivables, and accounting policies for derivatives. During the six months ended June 30, 2004, there were no material changes to these policies.

Financial Instruments: Derivatives and Hedging

         Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and caps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the quarter ended June 30, 2004, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. We primarily use interest rate swaps as part of our fair value hedging strategy. These swaps involve the receipt of fixed rate amounts in exchange for variable rate amounts over the life of the agreements without exchange of the underlying principal amount. During the quarter ended June 30, 2004, such swaps were used to hedge the change in fair value of fixed rate debt.

         As of June 30, 2004, no derivatives were designated as hedges of net investments in foreign operations. Additionally, we do not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements of SFAS 133. The only swap that we have that is not designated as a hedge for SFAS 133 was acquired through the purchase of a property and its corresponding debt.

         We have entered into several different hedging transactions in an effort to manage its exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of our derivative financial instruments at June 30, 2004. The notional value at June 30, 2004 provides an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

                                                                                                    Fair Value
                                                                  Interest                       At June 30, 2004
            Product Type                   Notional Value           Rate        Maturity          (in thousands)
------------------------------------- ------------------------- ------------- -------------- -------------------------
Interest Rate SWAP, Cash Flow          $30.2 - $27.7 million          5.932%        1/01/06   $          (1,335)
Interest Rate SWAP, Cash Flow              $17.0 million              7.380%        5/05/06                (908)
Interest Rate SWAP, Fair Value             $100.0 million             4.803%        4/01/11                  778
Interest Rate CAP, Cash Flow               $19.7 million              6.850%        6/29/07                   35
Interest Rate CAP, Cash Flow               $16.7 million              6.850%        7/03/07                   29
Interest Rate CAP, Cash Flow               $30.4 million             11.200%        6/30/06                    -
Interest Rate CAP, Cash Flow               $16.4 million              4.840%         4/1/06                   15
Interest Rate CAP, Cash Flow               $25.9 million              4.840%         4/1/06                   24
Interest Rate CAP, Cash Flow                $8.4 million              4.840%         4/1/06                    8

       On June 21, 2004, we entered into a reverse swap agreement on $100.0 million 4.80% senior notes to a floating rate equal to the 6-month LIBOR rate, which was 1.87% as of June 30, 2004. The reverse swap agreement matures in April 2011.

         Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not sustained a material loss from those instruments nor do we anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives.

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

         An increase in general price levels may immediately preceed, or accompany, an increase in interest rates. At June 30, 2004, our exposure to rising interest rates was mitigated by the existing debt level of 47.7% of our total market capitalization, the high percentage of fixed rate debt (85.0%), and the use of interest rate swaps to effectively fix the interest rate on approximately $30.0 million through January 2006. As it relates to the short-term, increases in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         As of June 30, 2004, we had approximately $235.5 million of outstanding floating rate debt. We do not believe that the interest rate risk represented by our floating rate debt is material as of June 30, 2004, in relation to our $1.6 billion of outstanding total debt, our $2.5 billion of total assets and $3.3 billion total market capitalization as of that date.

         If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $2.4 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $2.4 million. This assumes that the amount outstanding under our variable rate debt remains approximately $235.5 million, the balance as of June 30, 2004. If market rates of interest increase by 1%, the fair value of our total outstanding debt would decrease by approximately $84.5 million. If market rates of interest decreased by 1%, the fair value of our total outstanding debt would increase by approximately $84.5 million. This assumes our total outstanding debt remains at $1.6 billion, the balance as of June 30, 2004.

         As of June 30, 2004, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

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

                       COLONIAL REALTY LIMITED PARTNERSHIP
                          PART II -- OTHER INFORMATION

Item 2.  Changes in Securities.

         The Trust from time to time issues common shares of beneficial interest ("Common Shares") pursuant to its Dividend Reinvestment and Share Purchase Plan, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, and its Employee Share Option and Restricted Share Plan, in transactions that are registered under the Securities Act of 1933, as amended (the "Act"). Pursuant to CRLP's Third Amended and Restated Agreement of Limited Partnership, each time the Trust issues Common Shares pursuant to the foregoing plans, CRLP issues to the Trust, its general partner, an equal number of Units for the same price at which the Common Shares were sold, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act. During the quarter ended June 30, 2004, CRLP issued 242,141 Units in such transactions for an aggregate of approximately $10.0 million.


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


(b) During the period covered by this report CRLP filed or furnished, as applicable, the following reports on Form 8-K:

      Date of Event            Item Reported/Financial Statements Filed

      April 2, 2004        Item 5. Other Events and Required FD Disclosure
      June 23, 2004        Item 5. Other Events and Required FD Disclosure

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


                                      COLONIAL REALTY LIMITED PARTNERSHIP,
                                         a Delaware limited partnership

                                      By:   Colonial Properties Trust,
                                            its general partner




Date:  August 6, 2004                 By:    /s/ Weston M. Andress
                                                 ---------------------
                                                 Weston M. Andress
                                                 Chief Financial Officer



Date:  August 6, 2004                       /s/  Kenneth E. Howell
                                                 -----------------------
                                                 Kenneth E. Howell
                                                 Senior Vice President and
                                                 Chief Accounting Officer
                                                (Principal Accounting Officer)