Form 10-Q
period 2004-09-30
COLONIAL REALTY LIMITED PARTNERSHIP
filed 2004-11-09
CIK 1013844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                    For the quarterly period ended: September 30, 2004

or

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

Commission File Number: 0-20707

COLONIAL REALTY LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Delaware	63-1098468
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

2101 Sixth Avenue North, Suite 750, Birmingham, Alabama 35202
(Address of principal executive offices) (Zip Code)

        Registrant’s telephone number, including area code: (205) 250-8700

Not applicable
(Former name or former address, if changed since last report)

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

YES    X       NO

COLONIAL REALTY LIMITED PARTNERSHIP
INDEX TO FORM 10-Q

Page

PART I: FINANCIAL INFORMATION

PART II: OTHER INFORMATION

COLONIAL REALTY LIMITED PARTNERSHIPCONSOLIDATED CONDENSED BALANCE SHEETS (in thousands, except unit data)

	(Unaudited) September 30, 2004	December 31, 2003

ASSETS
Land, buildings, & equipment	$ 2,622,526	$ 2,378,821
Undeveloped land and construction in progress	141,179	114,262
Less: Accumulated depreciation	(420,414)	(419,817)
Real estate assets held for sale, net	146,294	11,691

Net real estate assets	2,489,585	2,084,957
Cash and equivalents	7,450	8,070
Restricted cash	2,261	1,879
Accounts receivable, net	16,639	10,260
Prepaid expenses	6,654	6,580
Notes receivable	645	2,504
Deferred debt and lease costs	35,514	25,832
Investment in partially owned entities	63,085	37,496
Other assets	55,301	17,289

	$ 2,677,134	$ 2,194,867

LIABILITIES AND PARTNERS' EQUITY
Notes and mortgages payable	$ 1,499,531	$ 1,050,145
Unsecured credit facility	228,021	205,935
Mortgages payable related to real estate held for sale	3,400	11,785

Total long-term liabilities	1,730,952	1,267,865
Accounts payable	32,040	17,989
Accrued interest	20,113	14,916
Accrued expenses	25,793	6,983
Tenant deposits	4,356	3,239
Unearned rent	2,534	6,878
Other liabilities	2,417	3,715

Total liabilities	1,818,205	1,321,585

Redeemable units, at redemption value - 10,345,129 units outstanding
at September 30, 2004 and 10,361,034 at December 31, 2003	416,081	410,297
Limited partners' minority interest in consolidated partnership	1,184	--
General partner -
Common equity - 27,319,082 and 26,394,197 units outstanding at
September 30, 2004 and December 31, 2003, respectively	182,357	198,597
Preferred equity ($175,000 liquidation preference)	168,703	168,703
Limited partners' preferred equity ($100,000 liquidation preference)	97,406	97,406
Accumulated other comprehensive income (loss)	(6,802)	(1,721)

Total general partners' equity	441,664	462,985

	$ 2,677,134	$ 2,194,867

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenue:
Minimum rent	$ 70,811	$ 58,901	$ 198,398	$ 174,775
Percentage rent	534	420	1,375	1,115
Tenant recoveries	7,752	6,693	21,489	21,395
Other property related revenue	5,447	3,922	14,334	14,015
Other non-property related revenue	1,957	1,242	4,634	3,875

Total revenue	86,501	71,178	240,230	215,175

Operating Expenses:
Property operating expenses:
General operating expenses	6,775	5,753	18,230	16,319
Salaries and benefits	4,496	3,625	12,284	10,452
Repairs and maintenance	7,991	6,962	22,210	20,294
Taxes, licenses, and insurance	8,601	6,535	23,237	20,308
General and administrative	6,992	4,936	18,209	15,001
Depreciation	22,085	18,362	60,441	53,668
Amortization	3,418	1,895	8,562	5,681

Total operating expenses	60,358	48,068	163,173	141,723

Income from operations	26,143	23,110	77,057	73,452

Other income (expense):
Interest expense	(21,437)	(16,724)	(56,063)	(49,959)
Income from investments	114	(114)	288	(330)
Gains (losses) on hedging activities	62	(9)	142	(326)
Gains from sales of property	902	3,915	3,020	6,055
Minority interest of limited partners	(25)	--	(36)	--
Other	(168)	(505)	(276)	(156)

Total other income (expense)	(20,552)	(13,437)	(52,925)	(44,716)

Income from continuing operations	5,591	9,673	24,132	28,736

Income from discontinued operations	5,195	5,231	15,525	16,188
Gain (loss) on disposal of discontinued operations	1,566	577	11,448	10,371

Income from discontinued operations	6,761	5,808	26,973	26,559

Net income	12,352	15,481	51,105	55,295

Distributions to general partner preferred unitholders	(3,695)	(3,724)	(11,086)	(11,588)
Distributions to limited partner preferred unitholders	(1,813)	(2,218)	(5,680)	(6,655)
Preferred unit issuance costs	--	--	--	(4,451)

Net income available to common unitholders	$ 6,844	$ 9,539	$ 34,339	$ 32,601

Net income available to common unitholders allocated to limited partners	(1,884)	(2,729)	(9,548)	(9,875)

Net income available to common unitholders allocated to general partner	$ 4,960	$ 6,810	$ 24,791	$ 22,726

Net income per common unit - Basic:
Income from continuing operations	$ --	$ 0.10	$ 0.20	$ 0.17
Income from discontinued operations	0.18	0.16	0.72	0.76

Net income per common unit - Basic	$ 0.18	$ 0.26	$ 0.92	$ 0.93

Net income per common unit - Diluted:
Income from continuing operations	$ --	$ 0.10	$ 0.20	$ 0.17
Income from discontinued operations	0.18	0.16	0.71	0.75

Net income per common unit - Diluted	$ 0.18	$ 0.26	$ 0.91	$ 0.92

Average units outstanding:
Basic	37,597	36,422	37,359	34,998
Diluted	37,960	36,695	37,704	35,220
STATEMENTS OF COMPREHENSIVE INCOME
Net income	$ 12,352	$ 15,481	$ 51,105	$ 55,295
Other comprehensive income (loss)
Unrealized income (loss) on cash flow hedging activities	(3,104)	556	(5,081)	1,274

Comprehensive income	$ 9,248	$ 16,037	$ 46,024	$ 56,569

        The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)

	Nine Months Ended September 30,
	2004	2003

Cash flows from operating activities:
Net income	$ 51,105	$ 55,295
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	75,802	66,189
Income from unconsolidated subsidiaries	(1,139)	(127)
Gains from sales of property	(14,468)	(16,426)
Minority interest in income of limited partners	36	--
Decrease (increase) in:
Restricted cash	(382)	(392)
Accounts receivable	(5,026)	1,814
Prepaid expenses	6,157	3,372
Other assets	(12,935)	(6,911)
Increase in:
Accounts payable	11,260	142
Accrued interest	5,280	1,225
Accrued expenses and other	8,461	9,959

Net cash provided by operating activities	124,151	114,140

Cash flows from investing activities:
Acquisition of properties	(232,857)	--
Development expenditures	(85,680)	(35,516)
Tenant improvements	(16,275)	(10,931)
Capital expenditures	(11,973)	(11,672)
Proceeds from (issuance of) notes receivable, net	1,859	(482)
Proceeds from sales of property, net of selling costs	39,245	41,572
Distributions from unconsolidated subsidiaries	4,551	3,108
Capital contributions to unconsolidated subsidiaries	(28,204)	(558)

Net cash used in investing activities	(329,334)	(14,479)

Cash flows from financing activities:
Principal reductions of debt	(147,080)	(124,624)
Proceeds from additional borrowings	397,794	186,470
Net change in revolving credit balances	22,086	(166,009)
Cash contributions from the issuance of preferred units	--	120,482
Redemption of preferred units	--	(125,000)
Cash contributions	30,195	96,021
Capital distributions	(91,934)	(87,499)
Other, net	(6,498)	(2,147)

Net cash provided by (used in) financing activities	204,563	(102,306)

Decrease in cash and equivalents	(620)	(2,645)
Cash and equivalents, beginning of period	8,070	6,236

Cash and equivalents, end of period	$ 7,450	$ 3,591

        The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED
CONDENSED FINANCIAL STATEMENTS
September 30, 2004
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

Note 1 — Organization and Business

        Colonial Realty Limited Partnership (“CRLP”) is the operating partnership of Colonial Properties Trust (“the Trust”), an Alabama real estate investment trust whose shares are traded on the New York Stock Exchange. The Trust was originally formed as a Maryland real estate investment trust on July 9, 1993 and reorganized as an Alabama real estate investment trust under a new Alabama REIT statute on August 21, 1995. The Trust is is a fully integrated, self-administered and self-managed REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of commercial real estate property. The Trust’s activities include ownership or partial ownership and operation of a diversified portfolio of properties located in the Sunbelt region of the United States, consisting of 59 multifamily apartment communities (including 42 wholly-owned consolidated properties and 17 properties partially-owned through unconsolidated joint venture entities), 26 office properties (including 25 wholly-owned consolidated properties and one property partially-owned through an unconsolidated joint venture entity) and 49 retail properties (including 45 consolidated properties and four properties partially-owned through unconsolidated joint venture entities), as of September 30, 2004.

Note 2 — Summary of Significant Accounting Policies

     Basis of Presentation

        The consolidated financial statements include CRLP, Colonial Properties Services Limited Partnership (in which CRLP holds 99% general and limited partner interests), and Colonial Properties Services, Inc. (“CPSI”). CPSI is a taxable REIT subisidiary of the Trust that is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI provides property development, leasing and management for third-party owned properties and administrative services to CRLP. CRLP generally reimburses CPSI for payroll and other costs incurred in providing services to CRLP. All inter-company transactions are eliminated in the accompanying consolidated financial statements. Entities in which CRLP owns, directly or indirectly, a fifty percent or less interest and does not control are reflected in the consolidated financial statements as investments accounted for under the equity method, except as discussed below. Under this method the investment is carried at cost plus or minus equity in undistributed earnings or losses since the date of acquisition. For those entities in which we own less than 100% of the equity interest, we consolidate the property if we have the direct or indirect ability to make major decisions about the entities’ activities based on the terms of the respective joint venture agreements which specify the sharing of participating and protective rights such as decisions regarding major leases, encumbering the entities with debt and whether to dispose of entities. We would also consolidate certain partially-owned entities and other subsidiaries if we own less than 100% equity interest and are deemed to be the primary beneficiary as defined by FASB Interpretation 46 Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised (“FIN 46(R)”).

     Use of Estimates

        The preparation of consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that effect the reported amounts of assets and liablities and disclosure of contingent assets and liablities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Unaudited Interim Statements

        The consolidated financial statements as of and for the three and nine months ended September 30, 2004 and 2003 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal, recurring nature.

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

        The Company has identified certain relationships that it deems to be variable interest entities in which it holds a significant variable interest. As disclosed in Note 8, relative to these entities, the Company’s maximum exposure to loss is limited to the carrying value of the Company’s investments in those entities, which is $63.1 million as of September 30, 2004. In addition to these variable interest entities, the Company considers its relationship with another entity to also be a variable interest entity. The maximum exposure related to this entity is limited to the amount of a guarantee and is $1.0 million as of September 30, 2004, which results in a total maximum exposure to the Company attributable to all variable interest entities in the aggregate amount of $64.1 million. The adoption of FIN 46 and FIN 46R did not have a material effect on the Company’s consolidated financial statements.

Note 3 — Capital Structure

        At September 30, 2004, the Trust controlled CRLP as the sole general partner and as the holder of 72.5% of the common units of CRLP and 63.6% of the preferred units (the “Series C Preferred Units” and “Series D Preferred Units”). The limited partners of CRLP who hold common units or “redeemable units”, are those persons (including certain officers and directors) who, at the time of the Initial Public Offering, elected to hold all or a portion of their interest in the form of units rather than receiving shares of common stock of the Trust, or individuals from whom CRLP acquired certain properties, who elected to receive units in exchange for the properties. Redeemable units represent the number of outstanding limited partnership units as of the date of the applicable balance sheet, valued at the closing market value of the Trust’s common shares. Each redeemable unit may be redeemed by the holder thereof for either one share of common stock of the Trust or cash equal to the fair market value thereof at the time of such redemption, at the option of the Trust. Additionally, CRLP has issued and outstanding $100 million of Series B Cumulative Redeemable Perpetual Preferred Units (“Series B Units”) in a private placement, that are exchangeable for Series B Preferred Shares of the Trust on or after February 24, 2009 at the option of the holders of the Series B Units.

        The Board of Trustees of the Trust manages CRLP by directing the affairs of the Trust. The Trust’s interests in CRLP entitle it to share in cash distributions from, and in the profits and losses of, CRLP in proportion to the Trust’s percentage interest therein and entitle the Trust to vote on all matters requiring a vote of the limited partners.

Note 4 — Acquisition and Disposition Activity

        On July 15, 2004, CRLP disposed of a 47,100 square foot retail asset, Colonial Shoppes at Stanley, located in Locust, North Carolina. The asset was sold for $2.4 million and the proceeds were used to fund other investment activities.

        On July 27, 2004, CRLP disposed of a 25,500 square foot office asset, Village at Roswell Summit, located in Atlanta, Georgia. The asset was sold for $4.0 million and the proceeds were used to fund other investment activities.

        On August 2, 2004, CRLP acquired three retail assets totaling approximately 526,000 square feet in South Florida. The 379,000 square foot Deerfield Mall is located in Deerfield Beach, Florida, south of Boca Raton. With a current occupancy of 98.0%, the property is anchored by Publix, Walgreens, Marshall’s, Sports Authority, TJ Maxx and OfficeMax. With 100.0% occupancy, the 79,000 square foot College Parkway property is located in Fort Myers, Florida and includes such tenants as Office Depot and the Blue Pepper Market. Pines Plaza, which is 100.0% occupied, is a 68,000 square foot center and is anchored by Comp USA, Office Depot and Sound Advice. The assets were acquired for a total purchase price of $81.7 million, which consisted of approximately $32.8 million of cash and the assumption of approximately $48.9 million of existing mortgage debt. The cash portion of the acquisition was funded through borrowings under CRLP’s unsecured line of credit.

        On August 19, 2004, CRLP acquired a 25% partnership interest and the management of 618 multifamily units in two communities in Nashville, Tennessee. Brentwood Gables apartments, which will be renamed Colonial Grand at Brentwood, is located in the Brentwood submarket. The complex consists of 254 units and is 94 % occupied. The 364-unit Gables at Henderson Apartments is located in the Hendersonville submarket and is 85 % occupied; the property will be renamed Colonial Village at Hendersonville. The assets were acquired for a total purchase price of $10.3 million, which consisted of approximately $2.9 million of cash and the assumption of approximately $7.4 million of existing mortgage debt. The cash portion of the acquisition was funded through borrowings under CRLP’s unsecured line of credit.

        On September 9, 2004, CRLP announced the development of Colonial Pinnacle at Craft Farms, a 285,000 square foot lifestyle center in Gulf Shores, Alabama. Cobb Theaters, LLC will open a 17-screen megaplex stadium seating theatre in the development. Scheduled to open in May 2005, the 54,000 square-foot cinema will be joined by upscale specialty stores that will offer fashion apparel, home décor, a book store and a music store, as well as upscale restaurants. Additionally, CRLP expects to include a department store and a grocery store. Total project costs, including land costs, are expected to be approximately $45 million.

        On September 10, 2004, CRLP acquired a 232-unit multifamily property, Villas on South Creek, which is 94 % occupied. The class-A property is located in the Round Rock sub-market in Austin, Texas and will be renamed Colonial Village at Sierra Vista. The asset was acquired for a total price of $14.0 million, which was funded through borrowings under CRLP’s line of credit.

        On September 10, 2004, CRLP acquired Boulevard Square, a 221,000 square foot retail shopping center in Pembroke Pines, Florida. The center is anchored by Office Max, Ross Dress for Less, Sports Authority and TJ Maxx. The asset was acquired for a total purchase price of $43.4 million, which consisted of approximately $16.2 million of cash and the assumption of approximately $27.2 million of existing mortgage debt. This acquisition was funded through borrowings under CRLP’s line of credit.

        On September 22, 2004, CRLP made a $9.0 million investment in the acquisition of a majority interest in Colonnade Properties LLC, a New York based real estate investment company that has focused on the acquisition, management, redevelopment and stabilization of 11 million square feet of office assets and is a direct owner of Douglas Entrance, a five-building complex in Coral Gables, Florida. The investment was funded through borrowings under CRLP’s unsecured line of credit.

        On September 28, 2004, CRLP disposed of a 28,243 square foot retail asset, Colonial Shoppes at Inverness, located in Birmingham, Alabama. The asset was sold for $3.4 million and the proceeds were used to fund other investment activities.

        On September 30, 2004, CRLP acquired a 318-unit multifamily property, Seven Oaks, which was in lease-up upon acquisition. The property is located in Tampa, Florida and will be renamed Colonial Grand at Seven Oaks. The asset was acquired for a total price of $23.6 million, which was funded through borrowings under CRLP’s unsecured line of credit.

        The results of operations of the above mentioned acquisitions have been included in the consolidated financial statements since their respective dates of acquisition. The following table summarizes the estimated fair values of the assets acquired and liablities assumed as of the respective acquisition dates during the quarter ended September 30, 2004.

Assets Acquired and Liabilities Assumed:	For the Quarter Ended September 30, 2004

(amounts in thousands)
Land, buildings and equipment	$ 146,715
Prepaid expenses	5,556
Below-market leases	(6,262)
In-place lease assets	19,310
Other assets	10,106

Total assets	175,425
Notes and morgages payable	(76,107)
Other liabilities and minority interest	(3,404)

Net assets acquired	$ 95,914

Note 5 — Net Income Per Unit

The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Numerator:
Net income	$ 12,352	$ 15,481	$ 51,105	$ 55,295
Less: Preferred distributions	(5,508)	(5,942)	(16,766)	(18,243)
Less: Preferred unit issuance costs
issuance costs	--	--	--	(4,451)

Income available to common shareholders	$ 6,844	$ 9,539	$ 34,339	$ 32,601

Denominator:
Denominator for basic net income per share -
weighted average units	37,597	36,422	37,359	34,998
Effect of dilutive securities:
Trustee and employee stock options,
treasury method	363	273	345	222

Denominator for diluted net income per share -
adjusted weighted average units	37,960	36,695	37,704	35,220

Basic net income per share	$ 0.18	$ 0.26	$ 0.92	$ 0.93

Diluted net income per share	$ 0.18	$ 0.26	$ 0.91	$ 0.92

All options to purchase the Trust’s comon shares were included in the computation of diluted net income per unit.

Note 6 — Income from Discontinued Operations

        During the quarter ended September 30, 2004, CRLP sold two retail assets for proceeds of approximately $5.9 million and one office asset for proceeds of approximately $4.0 million. During the quarter ended June 30, 2004, CRLP sold its interest in one multifamily asset for proceeds of approximately $2.4 million. During the quarter ended March 31, 2004, CRLP sold one retail asset for proceeds of approximately $21.3 million. In accordance with SFAS No. 144 Accounting for the Impairment on Disposal of Long-Lived Assets, net income and gain (loss) on disposition of real estate for properties sold, in which CRLP does not maintain continuing involvement, are reflected in the consolidated statements of income as “discontinued operations” for all periods presented.

        Additionally, CRLP classifies real estate assets as held for sale, only after CRLP has received approval by its internal investment committee, has commenced an active program to sell the assets, and in the opinion of CRLP’s management it is probable the assets will sell within the next 12 months. At September 30, 2004, CRLP had classified one multifamily asset containing 178 units and 8 retail assets containing approximately 3.7 million square feet as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $146.3 million at September 30, 2004, which represents the lower of depreciated cost or fair value less costs to sell. CRLP has also classified one partially owned retail entity as held for sale containing approximately 1.1 million square feet and has a net equity investment balance of $19.2 million at September 30, 2004. Following is a listing of the properties CRLP disposed of in 2004 and 2003 that are classified as discontinued operations:

Property	Location	Date	Units/Square Feet
Multifamily
Colonial Grand at Citrus Park	Tampa, FL	March 2003	176
Colonial Grand at Ponte Vedra (1)	Jacksonville, FL	May 2004	240
Office
2100 International Park	Birmingham, AL	September 2003	29,000
Village at Roswell Summit	Atlanta, GA	July 2004	25,500
Retail
Colonial Promenade Bardmoor	St. Petersburg, FL	March 2003	152,667
Colonial Promenade University Park	Orlando, FL	March 2004	215,485
Colonial Shoppes Stanley	Locust, NC	July 2004	47,100
Colonial Shoppes Inverness	Birmingham, AL	September 2004	28,243

     (1)   CRLP sold its 15% interest in this property.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

(amounts in thousands)	2004	2003	2004	2003

Property revenues:
Base rent	$ 7,370	$ 7,525	$ 22,365	$ 23,146
Percentage rent	288	323	768	792
Tenant recoveries	2,793	2,888	8,460	8,812
Other property revenue	487	665	1,440	2,444

Total property revenues	10,938	11,401	33,033	35,194
Property operating and maintenance expense	3,948	3,927	11,360	11,898
Depreciation	2,147	2,127	6,563	6,617
Amortization	99	64	235	223
(Income) loss from investments	(469)	(149)	(851)	(458)
Interest expense	18	201	201	726

	5,743	6,170	17,508	19,006
Income from discontinued operations before net gain
on disposition of discontinued operations	5,195	5,231	15,525	16,188
Net gain on disposition of discontinued operations	1,566	577	11,448	10,371

Income from discontinued operations	$ 6,761	$ 5,808	$ 26,973	$ 26,559

Note 7 — Segment Information

        CRLP is organized into, and manages its business based on the performance of three separate and distinct operating divisions: Multifamily, Office, and Retail. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within each division. The applicable accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in CRLP’s 2003 Annual Report. The pro rata portion of the revenues, net operating income (NOI), and assets of the partially-owned entities and joint ventures that CRLP has entered into are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned entities and joint ventures are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method and discontinued operations are reported separately. Management evaluates the performance of its segments and allocates resources to them based on divisional NOI. Divisional NOI is defined as total property revenues, including unconsolidated partnerships and joint ventures, less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance, advertising). Divisional information and the reconciliation of total divisional revenues to total revenues, total divisional NOI to income from continuing, and total divisional assets to total assets, for the three and nine months ended September 30, 2004 and 2003, and for the periods ended September 30, 2004 and December 31, 2003 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands)	2004	2003	2004	2003

Revenues:
Divisional Revenues
Multifamily	$ 31,831	$ 25,002	$ 87,095	$ 73,996
Office	25,186	22,709	73,420	70,547
Retail	42,986	37,571	120,572	113,857

Total Divisional Revenues:	100,003	85,282	281,087	258,400
Partially-owned subsidiaries	(4,509)	(3,945)	(12,447)	(11,800)
Unallocated corporate revenues	1,945	1,242	4,623	3,769
Discontinued operations revenues	(10,938)	(11,401)	(33,033)	(35,194)

Total Consolidated Revenues:	$ 86,501	$ 71,178	$ 240,230	$ 215,175

NOI:
Divisional NOI
Multifamily	$ 19,009	$ 15,328	$ 52,906	$ 45,815
Office	17,871	15,760	52,140	49,794
Retail	29,401	25,680	83,345	78,466

Total Divisional NOI:	66,281	56,768	188,391	174,075
Partially-owned subsidiaries	(2,591)	(2,198)	(7,122)	(6,678)
Unallocated corporate revenues	1,945	1,242	4,623	3,769
Discontinued operations NOI	(6,991)	(7,474)	(21,672)	(23,296)
General and administrative expenses	(6,992)	(4,936)	(18,209)	(15,001)
Depreciation	(22,085)	(18,362)	(60,441)	(53,668)
Amortization	(3,418)	(1,895)	(8,562)	(5,681)
Other	(6)	(35)	49	(68)

Income from operations	26,143	23,110	77,057	73,452

Total other expense	(20,527)	(13,437)	(52,889)	(44,716)

Income before minority interest	$ 5,616	$ 9,673	$ 24,168	$ 28,736

(in thousands)	September 30, 2004	December 31, 2003

Assets:
Divisional Assets
Multifamily	$ 877,580	$ 677,469
Office	617,428	607,154
Retail	1,187,154	931,894

Total Divisional Assets:	2,682,162	2,216,517
Partially-owned subsidiaries	(124,300)	(117,271)
Unallocated corporate assets (1)	119,272	95,621

	$ 2,677,134	$ 2,194,867

(1)	Includes CRLP’s investment in partially-owned entities of $63,085 as of September 30, 2004, and $37,496 as of December 31, 2003.

Note 8 — Investment in Partially Owned Entities

        At September 30, 2004, CRLP had investments in fifteen partially-owned entities. CRLP accounts for these investments in partially-owned entities using the equity method. The following table summarizes the investments in partially-owned entities as of September 30, 2004 and December 31, 2003:

		(in thousands)
	Percent Owned	September 30, 2004	December 31, 2003
Multifamily:
CMS/Colonial Joint Venture I	15.00%	$ 1,504	$ 1,923
CMS/Colonial Joint Venture II	15.00%	653	689
CMS/Colonial Florida Joint Venture	25.00%	2,948	-
CMS/Colonial Tennessee Joint Venture	25.00%	2,830	-
G&I IV Cunningham GP LLC	20.00%	1,254	-
DRA Partnership	10.00%	2,439	2,284

		11,628	4,896
Office:
600 Building Partnership, Birmingham, AL	33.33%	5	(8)
HCI Colonnade Douglas L.P., Coral Gables, FL	25.00%	5,704	-

		5,709	(8)
Retail:
Orlando Fashion Square Joint Venture, Orlando, FL	50.00%	19,169	19,698
Parkway Place Limited Partnership, Huntsville, AL	45.00%	10,886	10,493
Turkey Creek Joint Venture, Knoxville, TN	50.00%	13,315	-
Colonial Promenade Madison, Huntsville, AL	25.00%	2,300	2,341
Highway 150, LLC, Birmingham, AL	10.00%	90	56

		45,760	32,588
Other:
Colonial/Polar-BEK Management Company,
Birmingham, AL	50.00%	15	36
NRH Enterprises, LLC, Birmingham, AL	20.00%	(27)	(16)

		(12)	20

		$ 63,085	$ 37,496

Note 9 — Financial Instruments: Derivatives and Hedging

        Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, CRLP records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

        CRLP’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, CRLP primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  During the quarter ended September 30, 2004, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. CRLP primarily uses interest rate swaps as part of its fair value hedging strategy. These swaps involve the receipt of fixed rate amounts in exchange for variable rate amounts over the life of the agreements without exchange of the underlying principal amount. During the quarter ended September 30, 2004, such swaps were used to hedge the change in fair value of fixed rate debt.

        As of September 30, 2004, no derivatives were designated as hedges of net investments in foreign operations. Additionally, CRLP does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and are used to manage CRLP’s exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements of SFAS 133. The only swap that CRLP has that is not designated as a hedge for SFAS 133 was acquired through the purchase of a property and its corresponding debt.

        CRLP has entered into several different hedging transactions in an effort to manage its exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of CRLP’s derivative financial instruments at September 30, 2004. The notional value at September 30, 2004 provides an indication of the extent of CRLP’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

Product Type	Notional Value	Interest Rate	Maturity	Fair Value At September 30, 2004 (in thousands)

Interest Rate SWAP, Cash Flow	$30.2 - $27.7 million	5.932%	1/01/06	$(1,176)
Interest Rate SWAP, Cash Flow	$17.0 million	7.380%	5/05/06	(849)
Interest Rate SWAP, Fair Value	$100.0 million	4.803%	4/01/11	4,022
Interest Rate CAP, Cash Flow	$19.7 million	6.850%	6/29/07	14
Interest Rate CAP, Cash Flow	$16.7 million	6.850%	7/03/07	12
Interest Rate CAP, Cash Flow	$30.4 million	11.200%	6/30/06	--
Interest Rate CAP, Cash Flow	$16.4 million	4.840%	4/1/06	4
Interest Rate CAP, Cash Flow	$25.9 million	4.840%	4/1/06	6
Interest Rate CAP, Cash Flow	$8.4 million	4.840%	4/1/06	2

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

        At September 30, 2004, derivatives with a fair value of $2.0 million were included in other liabilities and $38,000 were included in other assets. Additionally, the fair value of our fair value interest rate swap of $4.0 million was included in notes and mortgages payable. The change in unrealized gain (losses) of $1.1 million for derivatives designated as cash flow hedges and $4.0 million for derivatives designated as fair value hedges for the nine months ended September 30, 2004 is a component of partner’s equity. The change in fair value of derivatives not designated as hedges of $0.1 million is included in gains (losses) on hedging activities in the quarter ended September 30, 2004.  No hedge ineffectiveness on fair value hedges was recognized during the quarter ended September 30, 2004. Hedge ineffectiveness of approximately $4,000 on cash flow hedges due to index mismatches was recognized in gains (losses) on hedging activities during the quarter ended September 30, 2004.

Note 10 — Subsequent Events

     Acquisitions

        On October 22, 2004, CRLP acquired Research Park Office Center, comprising 176,570 square feet of office space in Huntsville, Alabama. The asset was acquired for a total purchase price of $16.8 million, which was funded through borrowings under CRLP’s unsecured line of credit.

        On October 25, 2004, CRLP and Dreyfuss Real Estate Advisors (“DRA”) entered into a partnership agreement, in which CRLP maintains a 20% interest and manages sixteen multifamily properties located in Arizona, New Mexico and Nevada containing a combined 4,223 units. CRLP’s total investment in the DRA partnership was $64.5 million, which consisted of $45.4 million of newly issued mortgage debt and $19.1 million of cash, which was funded through borrowings under CRLP’s unsecured line of credit.

        On October 29, 2004, CRLP acquired two multifamily assets for a total purchase price of $44.7 million. North Creek, a 252 unit complex, is located in Durham, North Carolina and Montclair Parc, a 300 unit complex, is located in Charlotte, North Carolina. The acquisition was funded through borrowings under CRLP’s bridge credit facility.

     Merger Agreement

        On October 25, 2004, the Trust and Cornerstone Realty Income Trust, Inc. (NYSE: TCR) (“Cornerstone”), a Richmond, Virginia-based REIT focused on multifamily communities, entered into a definitive merger agreement under which Cornerstone will merge into the Trust. The total transaction value, including the assumption or repayment of Cornerstone debt, is approximately $1.5 billion, or $10.80 per share, based on the Trusts’ closing price as of October 22, 2004. The transaction is expected to close during the first quarter of 2005.

        The transaction will be structured as a common and preferred stock election merger, with Cornerstone shareholders having the right to elect to receive the merger consideration in the Trusts’ common or preferred depositary shares, subject to the restriction that the preferred depositary shares issued shall not exceed 25 percent of the total merger consideration. The merger agreement provides that Cornerstone shareholders who elect to receive common stock will receive 0.2584 Trust shares for each Cornerstone share. Cornerstone shareholders who elect to receive redeemable preferred depositary shares will receive 0.4200 shares of $25 liquidation preference redeemable Series E Preferred Depositary Shares with a dividend rate of 7.62 percent which will be listed on the NYSE. The exchange ratios are subject to adjustments related to certain tax matters. Depending upon the shareholder elections, the Trusts expects to issue approximately 11 to 14 million new common shares and up to approximately $150 million of new preferred securities and refinance or assume approximately $850 million of Cornerstone’s existing secured debt. The transaction, which remains subject to approval by the common shareholders of the Trust and Cornerstone, has been unanimously approved by both boards.

        Cornerstone will have the right to terminate the transaction if the Trusts’ average share price for the 20 days preceding 10 days prior to the close of the transaction is below $31.00. However, in the event the Trusts’ share price is below such level, the Trust has the right to continue the transaction through the payment, at its sole option, of additional Trust common shares or cash to provide Cornerstone shareholders value equivalent to that which they would have received had the Trust share price been $31.00 for such measurement period. The Trust will have the right to terminate if the average of its share price exceeds $49.00 for 20 consecutive days preceding 10 days prior to the close of the transaction.

     Dispositions

        On October 15, 2004, CRLP sold Colonial Village at Vernon Marsh, a 178 unit multifamily complex located in Savannah, Georgia. The total sales price was $10.0 million, of which $3.4 million was used to repay a secured loan, and the remaining proceeds were used to support CRLP’s investment activities.

     Investments held for sale

        On October 19, 2004, CRLP and its third party partner signed a binding agreement with Pennsylvania Real Estate Trust (NYSE: PEI) to sell Orlando Fashion Square, a 1,080,535 square-foot retail asset located in Orlando, Florida. CRLP’s investment in the partially-owned entity is $19.2 million as of September 30, 2004, which is reflected within investment in partially-owned entities on CRLP’s balance sheet. The sell of this mall is expected to close in the fourth quarter of 2004.

     Distribution

        On October 19, 2004, a cash distribution was declared to partners of CRLP in the amount of $0.67 per share and per unit, totaling $25.3 million. The distribution was declared to partners of record as of October 29, 2004, and was paid on November 5, 2004.

     Bridge Credit Agreement

        On October 28, 2004, CRLP entered into an additional $200.0 million bridge credit facility with certain participants of its current $320.0 million unsecured bank line of credit. Base rate loans and euro-dollar loans are available under the Bridge Facility. Generally, base rate loans bear interest at SouthTrust´s designated base rate, plus a base rate margin ranging from 0.00% to 1.00% based on our unsecured debt ratings from time to time. Euro-dollar loans bear interest at LIBOR plus a margin ranging from 0.70% to 1.35% based on our unsecured debt ratings from time to time. The bridge credit facility matures in November of 2005.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees ofColonial
Properties Trust:

We have reviewed the accompanying condensed consolidated balance sheet of Colonial Realty Limited Partnership (“the Partnership) as of September 30, 2004, and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2004 and 2003 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Partnership’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, partners’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated March 1, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP Birmingham, Alabama November 5, 2004

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
- Demand for multifamily, office and retail properties,
- The ability of the general economy to recover timely from the current economic downturn,
- Availability and creditworthiness of tenants,
- The level of lease rents, and
- The availability of financing for both tenants and us;
•	Adverse changes in the real estate markets, including, among other things:
- Competition with other companies, and
- Risks of real estate acquisition and development (including the failure of pending developments to be completed on time and within budget);
•	Our ability to successfully complete and integrate our real estate acquisitions, including our acquisition by merger of Cornerstone Realty Income Trust, Inc. ("Cornerstone");
•	Actions, strategies and performance of affiliates that we may not control or companies in which we have made investments;
•	Our ability to obtain insurance at a reasonable cost;
•	Our ability to maintain our status as a REIT for federal and state income tax purposes;
•	Environmental/safety requirements.

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

        We are the operating partnership of the Trust, which is a self-administered equity real estate investment trust (a “REIT”) that owns, develops and operates multifamily, office and retail properties in the Sunbelt region of the United States. The Trust is a fully-integrated real estate company, which means that it is engaged in the acquisition, development, ownership, management and leasing of commercial real estate property. The Trust’s activities include full or partial ownership of a diversified portfolio of 134 properties as of September 30, 2004, located in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas, and Virginia, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate.

        As of September 30, 2004, we owned or maintained a partial ownership in 59 multifamily apartment communities containing a total of 19,695 apartment units (including 42 wholly-owned consolidated properties and 17 properties partially-owned through unconsolidated joint venture entities aggregating 14,398 and 5,297 units, respectively) (the “multifamily properties”), 26 office properties containing a total of approximately 5.7 million square feet of office space (including 25 wholly-owned consolidated properties and one property partially-owned through an unconsolidated joint-venture entity aggregating 5,658,900 and 30,000 square feet, respectively )(the “office properties”), 49 retail properties containing a total of approximately 16.3 million square feet of retail space (including 45 consolidated properties and four properties partially-owned through unconsolidated joint venture entities aggregating 14.1 million and 2.2 million square feet, respectively) (the “retail properties”), and certain parcels of land adjacent to or near certain of these properties (the “land”). The multifamily properties, the office properties, the retail properties and the land are referred to collectively as the “properties”. As of September 30, 2004, the multifamily properties that had achieved stabilized occupancy were 95.4% leased (95.5% for consolidated properties and 94.4% for unconsolidated properties), the office properties that had achieved stabilized occupancy were 92.2% leased (92.2% for consolidated properties and 100.0% for unconsolidated properties), and the retail properties that had achieved stabilized occupancy were 89.9% leased (89.8% for consolidated properties and 90.6% for unconsolidated properties).

        As a lessor, the majority of our revenue is derived from tenants under existing leases at our properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments. We believe that the diversified nature of the properties in which we typically invest – multifamily, office and retail – provides a more stable revenue flow in uncertain economic times, in that our diversified property types generally do not have the same economic cycles and while one property type may be experiencing difficulty, the other property types may be maintaining their strength.

        The following table summarizes certain key operating performance measures for our properties as of and for the quarters ended September 30, 2004 and 2003:

	Consolidated Properties		Unconsolidated Properties		Total Properties
	As of and for the Quarter Ended Sept. 30,		As of and for the Quarter Ended Sept. 30,		As of and for the Quarter Ended Sept. 30,
	2004	2003	2004	2003	2004	2003
Multifamily Properties
Physical Occupancy	95.5%	94.8%	94.4%	92.8%	95.4%	94.8%
Same-Property Economic Occupancy (1)	81.6%	81.1%	n/a	n/a	81.6%	81.1%
Same-Property NOI Growth (2)	2.7%	-5.9%	n/a	n/a	2.7%	-5.9%
End of Month Scheduled Base
Rent per Unit per Month	$ 807	$ 795	$ 759	$ 716	$ 822	$ 795
Capital Expenditures per Unit	$ 191	$ 122	$ 103	$ 151	$ 188	$ 123
Office Properties
Physical Occupancy	92.2%	91.4%	100.0%	100.0%	92.2%	91.4%
Same-Property NOI Growth (2)	4.2%	-14.0%	n/a	n/a	4.2%	-14.0%
Base Rent per Square Foot	$ 18.12	$ 19.07	$ 16.28	$ 16.39	$ 18.12	$ 19.08
Capital Expenditures per Square Foot	$ 0.61	$ 0.54	$ -0-	$ -0-	$ 0.61	$ 0.54
Retail Properties
Same-Property NOI Growth (2)	0.4%	2.0%	9.5%	-30.3%	1.1%	0.1%
Regional Malls:
Physical Occupancy	92.2%	89.4%	89.7%	85.4%	92.0%	88.9%
Base Rent per Square Foot	$ 22.24	$ 21.79	$ 29.76	$ 30.86	$ 23.71	$ 22.42
Tenant Gross Sales per Square Foot	$273.66	$271.90	$266.54	$275.53	$272.35	$270.39
Shopping Centers:
Physical Occupancy	86.6%	82.3%	99.6%	99.8%	86.8%	82.9%
Base Rent per Square Foot	$ 16.47	$ 13.36	$ 16.99	$ 16.80	$ 16.53	$ 13.40
Tenant Gross Sales per Square Foot	$213.32	$218.56	$232.74	$215.64	$214.53	$218.38
(1)	Economic Occupancy represents scheduled base rents, less vacancy loss and concessions, divided by scheduled base rents.
(2)	NOI amounts are based on our segment data. See Note 8 — Segment Information in our Notes to Consolidated Condensed Financial Statements.

        As a result of the recent economic downturn in the United States, our operations have been negatively impacted. Our multifamily properties have been impacted by a liberal supply of new apartments and a robust single-family housing market, driven by low interest rates and weak job growth. However, our multifamily division’s physical occupancy percentage rose to 95.4% as of September 30, 2004, and our economic occupancy remained stable at 80.7%, as a result of the move-in concessions being offered to our new residents. During the third quarter of 2004, we acquired one multifamily asset located in Austin, Texas consisting of 232 units for $14.0 million, one multifamily asset located in Tampa, Florida consisting of 316 units for $23.6 million, and a 25% interest in two properties located in Nashville, Tennessee consisting of 364 units for $10.3 million. During the current year, our consolidated multifamily properties have experienced an increase in capital expenditures, as compared to the prior year, in connection with enhancing the newly acquired assets to the quality level of the Company’s existing multifamily properties. We believe there are signs of current job growth and rising interest rates and believe these factors should allow our multifamily division to improve its fundamentals in the quarters ahead. We remain cautiously optimistic regarding that sustained job growth will occur in the near term.

        Our office properties continue to be negatively impacted by the absence of corporate hiring and a “buyers market” for office space in which increased tenant leverage puts pressure on current rental rates. As a result, our office division’s base rent per square foot decreased from $19.08 in the third quarter of 2003 to $18.12 in the third quarter of 2004, or a -5.0% change. Rental rate reductions and concessions continue to pressure performance, but despite the difficult fundamentals, we believe our occupancy remains stong. Total occupancy for the quarter ended September 30, 2004 was 92% versus 91% for the second quarter of 2004. On a same-property basis, occupancy was 91% for the third quarter of 2004, an increase of 140 basis points from second quarter of 2004. Future rental income from our office properties may be affected by future lease terminations because we may be unable to collect the full amount that was due under the lease and may incur additional cost in re-leasing the space. We presently believe the office sector will remain challenged thoughout 2004 and 2005.

        For the third quarter of 2004, our retail same property net operating income increased 1.1% over the same period in 2003. During the third quarter of 2004 our retail properties recognized lease termination fees of $0.1 million as compared to $0.2 million in the third quarter of 2003. Excluding the effects of lease termination fees, our retail same property net operating income for the third quarter of 2004 would have been an increase of 1.6% over the third quarter of 2003. During the third quarter of 2004, we acquired four retail assets totaling approximately 742,000 square feet in South Florida for $125.1 million and continued the redevelopment of two retail malls with total estimated costs of approximately $47.7 million. Additionally, the Company began the construction of one retail development and continued the development of another which combined total approximately 520,000 square feet. One development is located in Birmingham, Alabama and the other is located in Gulf Shores, Alabama. The total costs, including land, are projected to be approximately $75.8 million. As with any development, future rental income will be affected by the timing of completion of the redevelopment projects and the ability to timely lease the space at market rental rates. Throughout the recent economic downturn, consumer confidence has remained strong. As a result, we currently expect our retail division to show continued improved operating performance throughout 2004 and 2005.

Cornerstone Merger Agreement

        On October 25, 2004, the Trust and Cornerstone Realty Income Trust, Inc. (NYSE: TCR) (“Cornerstone”), a Richmond, Virginia-based REIT focused on multifamily communities, entered into a definitive merger agreement under which Cornerstone will merge into the Trust. The total transaction value, including the assumption or repayment of Cornerstone debt, is approximately $1.5 billion, or $10.80 per share, based on the Trusts’ closing price as of October 22, 2004. The transaction is expected to close during the first quarter of 2005.

        The transaction will be structured as a common and preferred stock election merger, with Cornerstone shareholders having the right to elect to receive the merger consideration in the Trusts’ common or preferred depositary shares, subject to the restriction that the preferred depositary shares issued shall not exceed 25 percent of the total merger consideration. The merger agreement provides that Cornerstone shareholders who elect to receive common stock will receive 0.2584 Trust shares for each Cornerstone share. Cornerstone shareholders who elect to receive redeemable preferred depositary shares will receive 0.4200 shares of $25 liquidation preference redeemable Series E Preferred Depositary Shares with a dividend rate of 7.62 percent which will be listed on the NYSE. The exchange ratios are subject to adjustments related to certain tax matters. Depending upon the shareholder elections, the Trusts expects to issue approximately 11 to 14 million new common shares and up to approximately $150 million of new preferred securities and refinance or assume approximately $850 million of Cornerstone’s existing secured debt. The transaction, which remains subject to approval by the common shareholders of the Trust and Cornerstone, has been unanimously approved by both boards.

        Cornerstone will have the right to terminate the transaction if the Trusts’ average share price for the 20 days preceding 10 days prior to the close of the transaction is below $31.00. However, in the event the Trusts’ share price is below such level, the Trust has the right to continue the transaction through the payment, at its sole option, of additional Trust common shares or cash to provide Cornerstone shareholders value equivalent to that which they would have received had the Trust share price been $31.00 for such measurement period. The Trust will have the right to terminate if the average of its share price exceeds $49.00 for 20 consecutive days preceding 10 days prior to the close of the transaction.

Results of Operations — Three Months Ended September 30, 2004 and 2003

        Minimum rent for the quarter ended September 30, 2004 increased $11.9 million or 20.2% as compared with the quarter ended September 30, 2003. Minimum rent increased $11.3 million as a result of the acquisitions that have occurred since Setpember 30, 2003, coupled with the completion of TownPark 200, the retail portion of Colonial TownPark and Colonial Promenade Trussville II, which became completed developments in 2003 and 2004. The remaining increase is primarily a result of an increase in leasing activity in our multifamily and retail divisions.

        Other property related revenue for the quarter ended September 30, 2004 increased $1.5 million or 38.9% as compared with the quarter ended September 30, 2003. This increase is primarily attributable to an increase of $0.9 million in early lease terminations primarily within our office division in the third quarter of 2004 as compared to 2003. Additionally, other income attributable to the properties acquired or developed during the last quarter of 2003 and the first three quarters of 2004 increased $0.5 million during the third quarter of 2004 as compared to the same period in 2003.

        Total operating expenses for the quarter ended September 30, 2004 increased $12.3 million or 25.6% as compared to the quarter ended September 30, 2003. Of this increase, $8.7 million is attributable to the properties acquired or developed in the last quarter of 2003 and the first three quarters of 2004. The remaining increase is a result of an increase of approximately $2.1 million in our corporate overhead expenses as a result of the continued growth of the Company and an increase in insurance costs incurred in the third quarter as a result of the four hurricanes that hit Florida and the southern panhandle.

        Interest expense for the quarter ended September 30, 2004 increased $4.7 million or 28.2% as compared to the quarter ended September 30, 2003. This increase is primarily attributable to the issuance of $100 million of senior notes in April 2004, $300 million of senior notes in June 2004 through CRLP, and the assumption of $181.9 million of mortgage debt related to properties acquired during the nine months ended September 30, 2004. Additionally, our consolidated debt balance increased from $1.2 billion at September 30, 2003 to $1.7 billion at September 30, 2004.

        Gains from sales of property included in continuing operations for the quarter ended September 30, 2004 decreased $3.0 million as compared to the quarter ended September 30, 2003. The decrease is a result of the sale of three parcels of land in the third quarter of 2004 as compared to the sale of seven parcels of land in the third quarter of 2003, resulting in less gains recognized in 2004. The operating property sales that occurred in the third quarter of 2004 and 2003 are classified as discontinued operations.

Results of Operations — Nine Months Ended September 30, 2004 and 2003

        Minimum rent for the nine months ended September 30, 2004 increased $23.6 million or 13.5% as compared with the nine months ended September 30, 2003. Minimum rent increased $21.4 million as a result of the acquisitions that have occurred since September 30, 2003 coupled with the completion of TownPark 200, the retail portion of Colonial TownPark and Colonial Promenade Trussville II, which became completed developments in 2003 and 2004. The remaining increase is primarily a result of an increase in leasing activity in our multifamily and retail divisions.

        Other property related revenue for the nine months ended September 30, 2004 increased approximately $0.3 or 2.3% as compared with the nine months ended September 30, 2004. The increase is primarily due to an increase of $0.8 million attributable to the properties acquired or developed during the fourth quarter of 2003 and the first three quarters of 2004. This increase is offset by a decrease of $1.2 million in early lease terminations within our office division in 2004 as compared to 2003.

        Total operating expenses for the nine months ended September 30, 2004 increased $21.5 million or 15.1% as compared to the nine months ended September 30, 2003. Of this increase, $15.5 million is attributable to the properties acquired or developed in the fourth quarter of 2003 and the first three quarters of 2004, and $3.2 million is attributable to an increase in our corporate overhead expenses as a result of the continued growth of the Company and an increase in recruiting and hiring costs related to the replacement of our Chief Financial Officer who retired in the first quarter of 2004 and other new employees. The remaining increase is a result of an overall increase in property operating expenses at our existing properties.

        Interest expense for the nine months ended September 30, 2004 increased $6.1 million or 12.2% as compared to the nine months ended September 30, 2003. This increase is primarily attributable to the issuance of $100 million of senior notes in April 2004, $300 million of senior notes in June 2004 through CRLP, and the assumption of $181.9 million of mortgage debt related to properties acquired during the nine months ended September 30, 2004. Additionally, our consolidated debt balance increased from $1.2 billion at September 30, 2003 to $1.7 billion at September 30, 2004.

        Gains from sales of property included in continuing operations for the nine months ended September 30, 2004 decreased $3.0 million as compared to the nine months ended September 30, 2003. The decrease is a result of the sale of seven parcels of land in the first nine months of 2004 as compared to the sale of twelve parcels of land in the first nine months of 2003, resulting in less gains recognized in 2004. The operating property sales that occurred in the first nine months of 2004 and 2003 are classified as discontinued operations.

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

        The majority of our revenue is derived from tenants under existing leases at our properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments. We believe that the diversified nature of the properties in which we typically invest – multifamily, office and retail – provides a more stable revenue flow in uncertain economic times, in that our diversified property types generally do not have the same economic cycles and while one property type may be experiencing difficulty, the other property types may be maintaining their strength.

     Long-Term Liquidity Needs

        Our long-term liquidity requirements consist primarily of funds necessary to pay for the principal amount of our long-term debt as it matures, significant non-recurring capital expenditures that need to be made periodically at our properties, development projects that we undertake and costs associated with acquisitions of properties that we pursue. As a result of our merger agreement with Cornerstone Realty Income Trust, we will have additional long-term liquidity requirements, consisting of the planned conversion of approximately $350.0 million of secured financing to unsecured financing and payment of transactional costs incurred with the merger. Historically, we have satisfied these requirements principally through the most advantageous source of capital at that time, which has included the incurrence of new debt through borrowings (through public offerings of unsecured debt and private incurrence of secured and unsecured debt), sales of common and preferred stock, capital raised through the disposition of assets, and joint venture capital transactions. We believe these sources of capital will continue to be available in the future to fund our long-term capital needs. However, factors described below and elsewhere herein may have a material adverse effect on our access to these capital sources.

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

        Over the last few years, we have maintained our asset recycling program, which allows us to maximize our investment returns through the sale of assets that have reached their maximum investment potential and reinvest the proceeds into opportunities with more growth potential. During the first nine months of 2004, we sold three retail properties representing 290,933 square feet, one office property with 25,500 square feet and our 15% ownership interest in one multifamily property consisting of 240 units. The aggregate sales price was $33.5 million, which was used to repay a portion of the borrowings under our unsecured line of credit and the mortgages associated with the properties. Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. Our ability to sell properties in the future to raise cash will be limited if market conditions make such sales unattractive.

        As of September 30, 2004, we have an unsecured bank line of credit providing for total borrowings of up to $320 million. This line of credit agreement bears interest at LIBOR plus a spread calculated based on our unsecured debt ratings from time to time. Based on our current debt ratings, the spread is 105 basis points. The line of credit is renewable in November 2005, and provides for a one-year extension. The line of credit agreement includes a competitive bid feature that will allow us to convert up to $160 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The credit facility had a balance of $228.0 million outstanding at September 30, 2004.

        At September 30, 2004, our total outstanding debt balance was $1.7 billion. The outstanding balance includes fixed-rate debt of $1.3 billion, or 73.3% of the total debt balance, and floating-rate debt of $463.0 million, or 26.7% of the total debt balance. Our total market capitalization, calculated as a sum of our consolidated debt, preferred shares and units and market equity of our outstanding common shares and units, as of September 30, 2004 was $3.5 billion and our ratio of debt to market capitalization was 49.2%. We have certain loan agreements that contain restrictive covenants, which among other things require maintenance of various financial ratios. At September 30, 2004, we were in compliance with these covenants.

        On October 28, 2004, we entered into an additional $200.0 million bridge credit facility with certain participants of our current $320.0 million unsecured bank line of credit. The bridge credit facility bears interest at LIBOR plus a spread calculated based on our unsecured debt ratings from time to time. The bridge credit facility matures in November of 2005.

     Investing Activities

        During the third quarter of 2004, we acquired two wholly-owned multifamily properties containing 548 units at a cost of approximately $37.6 million, a partial ownership interest in two multifamily assets containing 364 units for approximately $10.3 million, four wholly-owned retail assets containing 742,645 square feet at a total cost of $125.1 million and a majority interest in a real estate investment company that focuses on the acquisition, management, redevelopment and stabilization of 11 million square feet of office assets for approximately $9.0 million.

        During the third quarter of 2004, we continued the development of three multifamily apartment communities. These communities, if developed as expected, will contain 950 units, and the total investment, including land acquisition costs, is projected to be approximately $75.0 million. We began the development of one retail property and continued with the development of one retail property and the redevelopment of two retail properties. Upon completion of the retail developments and redevelopments, we expect to have invested approximately $123.5 million, including land acquisition costs. Additionally, we have one ongoing mixed-use project that integrates multifamily, office and/or retail products. If developed as expected, this investment is projected to be approximately $66.5 million. During the nine months ended September 30, 2004, we invested an aggregate of $85.9 million of these aforementioned development projects and certain parcels of land that were acquired for future development.

        We regularly incur significant expenditures in connection with the re-leasing of our office and retail space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases. We also incur expenditures for certain recurring capital expenses. During the nine months ended September 30, 2004, we incurred approximately $20.6 million related to tenant improvements and leasing commissions, and approximately $11.9 million of recurring capital expenditures. We expect to pay for future re-leasing and recurring capital expenditures out of cash from operations.

     Distribution

        The distribution on our common units of partnership interest was $0.67 per unit for the third quarter of 2004. We also pay regular quarterly distributions on our preferred units. The maintenance of these distributions is subject to various factors, including the discretion of our general partner’s Board of Trustees, our ability to pay dividends under Delaware law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of the Trust’s taxable income to be distributed to shareholders.

Critical Accounting Policies and Estimates

        Refer to our 2003 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include real estate development, principles of consolidation, revenue recognition, valuation of receivables, and accounting policies for derivatives. During the nine months ended September 30, 2004, there were no material changes to these policies.

Financial Instruments: Derivatives and Hedging

        Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks.  To accomplish this objective, we primarily use interest rate swaps and caps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  During the quarter ended September 30, 2004, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. We primarily use interest rate swaps as part of our fair value hedging strategy. These swaps involve the receipt of fixed rate amounts in exchange for variable rate amounts over the life of the agreements without exchange of the underlying principal amount. During the quarter ended September 30, 2004, such swaps were used to hedge the change in fair value of fixed rate debt.

        As of September 30, 2004, no derivatives were designated as hedges of net investments in foreign operations. Additionally, we do not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements of SFAS 133. The only swap that we have that is not designated as a hedge for SFAS 133 was acquired through the purchase of a property and its corresponding debt.

        We have entered into several different hedging transactions in an effort to manage its exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of our derivative financial instruments at September 30, 2004. The notional value at September 30, 2004 provides an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

Product Type	Notional Value	Interest Rate	Maturity	Fair Value At September 30, 2004 (in thousands)

Interest Rate SWAP, Cash Flow	$30.2 - $27.7 million	5.932%	1/01/06	$(1,176)
Interest Rate SWAP, Cash Flow	$17.0 million	7.380%	5/05/06	(849)
Interest Rate SWAP, Fair Value	$100.0 million	4.803%	4/01/11	4,022
Interest Rate CAP, Cash Flow	$19.7 million	6.850%	6/29/07	14
Interest Rate CAP, Cash Flow	$16.7 million	6.850%	7/03/07	12
Interest Rate CAP, Cash Flow	$30.4 million	11.200%	6/30/06	--
Interest Rate CAP, Cash Flow	$16.4 million	4.840%	4/1/06	4
Interest Rate CAP, Cash Flow	$25.9 million	4.840%	4/1/06	6
Interest Rate CAP, Cash Flow	$8.4 million	4.840%	4/1/06	2

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

        An increase in general price levels may immediately preceed, or accompany, an increase in interest rates. At September 30, 2004, our exposure to rising interest rates was mitigated by the existing debt level of 49.2% of our total market capitalization, the high percentage of fixed rate debt (73.3%), and the use of interest rate swaps to effectively fix the interest rate on approximately $30.2 million through January 2006 and $17.0 million through May 2006. As it relates to the short-term, increases in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        As of September 30, 2004, we had approximately $463.0 million of outstanding floating rate debt. We do not believe that the interest rate risk represented by our floating rate debt is material as of September 30, 2004, in relation to our $1.7 billion of outstanding total debt, our $2.7 billion of total assets and $3.5 billion total market capitalization as of that date.

        If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $4.6 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $4.6 million. This assumes that the amount outstanding under our variable rate debt remains approximately $463.0 million, the balance as of September 30, 2004. If market rates of interest increase by 1%, the fair value of our total outstanding debt would decrease by approximately $85.7 million. If market rates of interest decreased by 1%, the fair value of our total outstanding debt would increase by approximately $85.7 million. This assumes our total outstanding debt remains at $1.7 billion, the balance as of September 30, 2004.

        As of September 30, 2004, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

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

COLONIAL REALTY LIMITED PARTNERSHIP
PART II — OTHER INFORMATION

Item 2. Changes in Securities.

        The Trust from time to time issues common shares of beneficial interest (“Common Shares”) pursuant to its Dividend Reinvestment and Share Purchase Plan, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, and its Employee Share Option and Restricted Share Plan, in transactions that are registered under the Securities Act of 1933, as amended (the “Act”). Pursuant to CRLP’s Third Amended and Restated Agreement of Limited Partnership, each time the Trust issues Common Shares pursuant to the foregoing plans, CRLP issues to the Trust, its general partner, an equal number of Units for the same price at which the Common Shares were sold, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act. During the quarter ended September 30, 2004, CRLP issued 127,835 Units in such transactions for an aggregate of approximately $6.4 million.

Item 6. Exhibits

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

            COLONIAL REALTY LIMITED PARTNERSHIP,
a Delaware limited partnership

By: Colonial Properties Trust,
    Its General Partner

Date: November 8, 2004	/s/ Weston M. Andress Weston M. Andress Chief Financial Officer

Date: November 8, 2004	/s/ Kenneth E. Howell Kenneth E. Howell Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Exhibit 12

COLONIAL REALTY LIMITED PARTNERSHIP
RATIO OF EARNINGS TO FIXED CHARGES

        CRLP’s ratio of earnings to fixed charges for the three months ended September 30, 2004 and 2003, was 1.39 and 1.60, respectively. CRLP’s ratio of earnings to fixed charges for the nine months ended September 30, 2004 and 2003, was 1.59 and 1.68, respectively.

        The ratios of earnings to fixed charges were computed by dividing earnings by fixed charges. For this purpose, earnings consist of pre-tax income from continuing operations before income, loss from equity investees, extraordinary gain or loss, gains on sales of properties, distributed income of equity investees, excluding interest costs capitalized plus fixed charges. Fixed charges consist of interest expense (including interest costs capitalized) and amortization of debt issuance costs.

Exhibit 15

Re: Colonial Realty Limited Partnership (File No. 0-20707) Registrations on Form S-3

We are aware that our report dated November 5, 2004 on our review of interim financial information of Colonial Realty Limited Partnership for the three and nine-month periods ended September 30, 2004 and 2003 and included in the Partnership’s quarterly report on Form 10-Q for the periods then ended, is incorporated by reference in the registration statement on Form S-3/A related to the Shelf Registration filed on October 10, 2003 (File No. 333-105329). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.

/s/ PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP Birmingham, Alabama November 8, 2004
-30- Exhibit 31.1

CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT

I, Thomas H. Lowder, certify that:

1.	I have reviewed this report on Form 10-Q of Colonial Realty Limited Partnership;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 8, 2004

By: /s/ Thomas H. Lowder Thomas H. Lowder Chief Executive Officer

Exhibit 31.2

CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT

I, Weston M. Andress, certify that:

1.	I have reviewed this report on Form 10-Q of Colonial Realty Limited Partnership;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 8, 2004

By: /s/ Weston M. Andress Weston M. Andress Chief Financial Officer

Exhibit 32.1

Written Statement of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned, the Chief Executive Officer of Colonial Properties Trust, our general partner, hereby certifies that, to his knowledge on the date hereof:

(a)	the Form 10-Q of Colonial Realty Limited Partnership for the period ended September 30, 2004 filed on the date hereof with the Securities and Exchange Commission (the “Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b)	information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Colonial Realty Limited Partnership.

/s/ Thomas H. Lowder Thomas H. Lowder Chief Executive Officer November 8, 2004

Exhibit 32.2

Written Statement of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned, the Chief Financial Officer of Colonial Properties Trust, our general partner, hereby certifies that, to his knowledge on the date hereof:

(a)	the Form 10-Q of Colonial Realty Limited Partnership for the period ended September 30, 2004 filed on the date hereof with the Securities and Exchange Commission (the “Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b)	information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Colonial Realty Limited Partnership.

/s/ Weston M. Andress Weston M. Andress Chief Financial Officer November 8, 2004