Form 10-K
period 2004-12-31
COLONIAL REALTY LIMITED PARTNERSHIP
filed 2005-03-16
CIK 1013844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-20707

COLONIAL REALTY LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

Delaware	63-1098468
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification Number)

2101 Sixth Avenue North, Suite 750, Birmingham, Alabama 35203
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (205) 250-8700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Not applicable	Not applicable

Securities registered pursuant to Section 12(g) of the Act: Class A Units of Limited Partnership Interest

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2).

     Yes ☑  No ☐

     The aggregate market value of the common units of partnership interest held by non-affiliates of the registrant as of June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,128,463,897, based on the last reported sale price of the common shares of Colonial Properties Trust into which common units are exchangeable.

     Documents Incorporated by Reference

     Portions of Colonial Properties Trust’s proxy statement for the annual shareholders meeting to be held in 2005 are incorporated by reference to Items 10, 11, 12, 13 and 14 of Part III. Colonial Properties Trust expects to file its proxy within 120 days after December 31, 2004.

     This annual report on Form 10-K contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, and our affiliates, or the industry’s actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	National, regional and local economic and business conditions that will, among other things, affect:

•	Demand for multifamily, office and retail properties,

•	The ability of the general economy to recover timely from the current economic downturn,

•	Availability and creditworthiness of tenants,

•	The level of lease rents, and

•	The availability of financing for both tenants and us;

•	Adverse changes in the real estate markets, including, among other things:

•	Competition with other companies, and

•	Risks of real estate acquisition and development, including our Cornerstone Realty Income Trust merger (discussed below) and the failure of pending developments to be completed on time and within budget;

•	Actions, strategies and performance of affiliates that we may not control or companies in which we have made investments;

•	Ability to obtain insurance at a reasonable cost;

•	Ability to maintain our general partner’s status as a real estate investment trust (“REIT”) for federal and state income tax purposes;

•	Governmental actions and initiatives; and

•	Environmental/safety requirements.

PART I

Item 1. Business.

     As used herein, the terms “CRLP”, “we”, “us” and “our” refer to Colonial Realty Limited Partnership, a Delaware limited partnership, and its subsidiaries and other affiliates, including, Colonial Properties Services Limited Partnership(“CPSLP”) and Colonial VRS L.L.C. or, as the context may require, Colonial Realty Limited Partnership only. As used herein, the term the “Trust” includes Colonial Properties Trust, an Alabama real estate investment trust, and one or more of its subsidiaries and other affiliates, including CRLP, CPSLP and Colonial Properties Services, Inc. (“CPSI”) or, as the context may require, Colonial Properties Trust only.

     We are the operating partnership of the Trust, our general partner, which is an owner, developer and operator of multifamily, office and retail properties in the Sunbelt region of the United States. The Trust is a fully-integrated real estate company, which means that it is engaged in the acquisition, development, ownership, management and leasing of commercial real estate property. The Trust’s assets are owned by, and substantially all of its business is conducted through, CRLP and its subsidiaries and other affiliates. The Trust holds approximately 72.7% of the interest in us. Our activities include ownership and operation of a diversified portfolio of 153 properties as of December 31, 2004, consisting of multifamily, office and retail properties located in Alabama, Arizona, Florida, Georgia, Mississippi, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas, and Virginia.

     As of December 31, 2004, we owned interests in 78 multifamily apartment communities (the “multifamily properties”) containing a total of 25,009 apartment units (including 45 wholly-owned consolidated properties and 33 properties owned through unconsolidated joint-venture entities aggregating 15,489 and 9,520 units, respectively), 27 office properties (the “office properties”) containing a total of approximately 5.9 million square feet of office space (including 26 wholly-owned consolidated properties and one partially-owned property owned through an unconsolidated joint-venture entity aggregating 5.8 million and 30,000 square feet, respectively), 48 retail properties (the “retail properties”) containing a total of approximately 15.3 million square feet of retail space (including 45 wholly-owned consolidated properties and three properties owned through an unconsolidated joint-venture entity aggregating approximately 14.2 million and 1.1 million square feet, respectively) and parcels of land (the “land”) adjacent to or near certain of these properties. The multifamily properties, the office properties, the retail properties and the land are referred to collectively as the “properties”. As of December 31, 2004, the multifamily properties, the office properties, and the retail properties that had achieved stabilized occupancy were 94.6%, 92.2% and 91.4% leased, respectively.

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

Cornerstone Merger

     During October 2004, the Trust entered into a definitive merger agreement with Cornerstone Realty Income Trust, Inc. (“Cornerstone”), a Richmond, Virginia-based REIT focused on multifamily communities. The transaction, which is expected to close during April of 2005, is valued at approximately $1.5 billion, including the assumption or repayment of Cornerstone debt.

     The transaction is structured as a common and preferred share election merger, with Cornerstone shareholders having the right to elect to receive the merger consideration in Trust common or preferred depositary shares. More specifically, in the merger, Cornerstone shareholders will have the right to elect to receive either:

•	a number of Colonial common shares equal to the common share conversion rate, which we currently expect to be 0.2581; or

•	a number of Colonial 7.62% Series E preferred depositary shares, $25.00 liquidation preference per depositary share, equal to the preferred depositary share conversion rate, which we currently expect to be 0.4194;

for each outstanding common share of Cornerstone, subject to the restriction that the Colonial Series E preferred depositary shares issued will not exceed approximately 25% of the total merger consideration. If the number of Colonial Series E preferred depositary shares to be issued in the merger or the number of holders of Colonial Series E preferred depositary shares does not satisfy New York Stock Exchange listing conditions specified in the merger agreement, then each Cornerstone common share will be converted into a number of Colonial common shares equal to the common share conversion rate. In addition, the conversion rates are subject to various adjustments provided for in the merger agreement, although Colonial and Cornerstone do not currently expect any further material adjustments to the conversion rates. Depending upon the shareholder elections, the Trust expects to issue approximately 11 to 14 million new common shares and up to approximately $150 million of new preferred securities and refinance or assume approximately $850 million of Cornerstone’s existing secured debt. The transaction, which remains subject to approval by the common shareholders of Colonial and Cornerstone, has been unanimously approved by both boards.

     Cornerstone will have the right to terminate the transaction if our average share price for the 20 trading days preceding 10 trading days prior to the close of the transaction is below $31.00. However, in the event our share price is below such level, we have the right to continue the transaction through the payment, at our sole option, of additional Colonial common shares or cash to provide Cornerstone shareholders value equivalent to that which they would have received had our share price been $31.00 for such measurement period. We have the right to terminate if our average share price exceeds $49.00 for 20 consecutive trading days preceding 10 trading days prior to the close of the transaction.

     Pursuant to the merger agreement, subsequent to the closing of the merger, the Trust will contribute its entire interest in Cornerstone’s successor by merger to CRLP and such successor by merger will become a wholly owned subsidiary of CRLP.

Acquisitions and Developments

     The following table summarizes our acquisitions and developments that were completed in 2004. For the purposes of the following table and throughout this Form 10-K, the size of a multifamily property is measured by the number of units and the size of an office property and retail property is measured in square feet.

			Total
		Total	Cost
	Location	Units/Sq. Feet	(in thousands)
Acquisitions:

Multifamily Properties
Colonial Grand at Arringdon	Raleigh, NC	320	$26,773
Colonial Grand at Berkeley Lake	Atlanta, GA	180	18,045
Colonial Grand at Beverly Crest	Charlotte, NC	300	23,225
Colonial Grand at McGinnis Ferry	Atlanta, GA	434	40,000
Colonial Grand at Mt. Vernon	Atlanta, GA	213	26,530
Colonial Grand at Patterson Place	Durham, NC	252	21,500
Colonial Grand at River Oaks	Atlanta, GA	216	19,900
Colonial Grand at River Plantation	Atlanta, GA	232	21,450
Colonial Grand at Seven Oaks	Tampa, FL	318	23,598
Colonial Grand at Sugarloaf	Atlanta, GA	250	23,225
Colonial Village at Sierra Vista	Austin, TX	232	14,000

		2,947	258,246

Office Properties
DRS Building	Huntsville, AL	215,500	13,100
Research Park Office Center	Huntsville, AL	176,600	16,774

		392,100	29,874

Retail Properties
Colonial Pinnacle Kingwood Commons	Houston, TX	164,356	34,500
Colonial Promenade Boulevard Square	Pembroke Pines, FL	220,656	43,400
Colonial Shoppes College Parkway	Ft. Myers, FL	78,879	15,143
Colonial Promenade Deerfield	Deerfield Beach, FL	378,745	51,272
Colonial Shoppes Pines Plaza	Pembroke Pines, FL	68,170	15,250
Village on the Parkway (1)	Dallas, TX	381,166	60,360

		1,291,972	219,925

Total Consolidated Acquisitions			$508,045

Completed Developments / Redevelopments:

Retail Properties
Colonial Promenade Trussville II	Birmingham, AL	59,000	$8,315
Colonial Shoppes Clay (redevelopment)	Birmingham, AL	66,000	4,328

		125,000	12,643

Total Developments			$12,643

Total Consolidated Acquisitions and Developments (2)			$520,688

(1)	All acquisitions are 100% owned by us, with the exception of Village on the Parkway, which is 90% owned by us. See discussion in “Joint Ventures” below.

(2)	We acquired an interest in one other entity, Colonnade Properties LLC, in 2004 that is consolidated. See discussion in “Joint Ventures” below.

Acquisitions

     During 2004, we acquired 11 multifamily properties, two office properties and six retail properties, including one retail property which is 90% owned. In addition, we also acquired a partnership interest in 21 multifamily communities and one office management company during the twelve months ended December 31, 2004.

     Multifamily Properties

     Colonial Grand at Arringdon – During April 2004, we acquired Colonial Grand at Arringdon, a 320-unit multifamily asset located in Raleigh, North Carolina. Colonial Grand at Arringdon was a development that was completed in the second quarter of 2003 and was acquired with a 90.0% physical occupancy. The total purchase price was $26.8 million and was funded through borrowings on our unsecured line of credit. We served as development consultant and leasing and management agent for the third-party developer in connection with this property.

     Colonial Grand at Berkeley Lake, Colonial Grand at River Plantation, Colonial Grand at Mount Vernon, Colonial Grand at River Oaks, and Colonial Grand at Sugarloaf – During June 2004, we acquired five multifamily assets located in Atlanta, Georgia from Roberts Realty Investors, Inc. The five assets total 1,091 units and include four properties located in the Gwinnett submarket and one property located in the Dunwoody submarket. All five properties are class-A multifamily assets. The assets were acquired for a total purchase price of $109.2 million, which consisted of approximately $50.4 million of cash and the assumption of approximately $58.8 million of existing mortgage debt that bears interest at a stated rate ranging from 5.54% to 7.38%. The cash portion of the acquisition was funded through borrowings under our unsecured line of credit.

     Colonial Village at Sierra Vista – During September 2004, we acquired Colonial Village at Sierra Vista, a 232-unit multifamily property which is 94.0% occupied. The class-A property is located in the Round Rock submarket in Austin, Texas. The asset was acquired for a total price of $14.0 million, which was funded through borrowings under our unsecured line of credit.

     Colonial Grand at Seven Oaks – During September 2004, we acquired Colonial Grand at Seven Oaks, a 318-unit multifamily property located in Tampa, Florida, which was in lease-up upon acquisition. The asset was acquired for a total price of $23.6 million, which was funded through borrowings under our unsecured line of credit. We served as development consultant and leasing and management agent for the third-party developer in connection with this property.

     Colonial Grand at Beverly Crest and Colonial Grand at Patterson Place – During October 2004, we acquired two multifamily assets for a total purchase price of $44.7 million. Colonial Village at Patterson Place, a 252-unit complex, is located in Durham, North Carolina and Colonial Village at Beverly Crest, a 300 unit complex, is located in Charlotte, North Carolina. The acquisition was funded through borrowings under our bridge credit facility.

     Colonial Grand at McGinnis Ferry – During December 2004, we acquired Colonial Grand at McGinnis Ferry, a 434-unit complex located in Atlanta, Georgia. The total purchase price was $40.0 million and was funded through borrowings under our bridge credit facility.

     Office Properties

     DRS Building – During February 2004, we acquired the DRS Building, a 215,500 square foot office building, located in Huntsville, Alabama. The DRS Building was completed in 1984 and is located adjacent to our existing development Colonial Center at Research Park. The total purchase price was $13.1 million and was funded through borrowings under our unsecured line of credit.

     Research Park Office Center – During October 2004, we acquired Research Park Office Center comprising 176,600 square feet of office space in Huntsville, Alabama. The asset was acquired for a total purchase price of $16.8 million, which was funded through borrowings under our unsecured line of credit.

     Retail Properties

     Colonial Pinnacle Kingwood Commons – During April 2004, we acquired Colonial Pinnacle Kingwood Commons, a 164,356 square-foot retail lifestyle center located in the northeastern submarket of Houston, Texas. The first development phase of Kingwood Commons was completed in 2001, which positioned the property as a neighborhood grocery center, anchored by Randall’s grocery store, a division of Safeway, Inc. The property expanded and broadened its tenants, creating a lifestyle center, through the next two phases of development, which completed construction in 2004. Upon acquisition, Kingwood Commons included high-end retailers such as Talbot’s, Chico’s, Ann Taylor Loft, Jos. A. Banks, Bombay/Bombay Kids, James Avery, and Carrabba’s Italian Grill. The total purchase price was $34.5 million and was funded through borrowings under our unsecured line of credit.

     Colonial Shoppes College Parkway, Colonial Promenade Deerfield and Colonial Shoppes Pines Plaza – During August 2004, we acquired three retail assets totaling approximately 526,000 square feet in South Florida. The 378,745 square foot Colonial Promenade Deerfield is located in Deerfield Beach, Florida, south of Boca Raton. With a current occupancy of 98.0%, the property is anchored by Publix, Walgreens, Marshall’s, Sports Authority, TJ Maxx and OfficeMax. With 100.0% occupancy, the 78,879 square foot Colonial Shoppes College Parkway property is located in Fort Myers, Florida and includes such tenants as Office Depot and the Blue Pepper Market. Colonial Shoppes Pines Plaza, which is 100.0% occupied, is a 68,170 square foot center located in Pembroke Pines, Florida and is anchored by Comp USA, Office Depot and Sound Advice. The assets were acquired for a total purchase price of $81.7 million, which consisted of approximately $32.8 million of cash and the assumption of approximately $48.9 million of existing mortgage debt. The cash portion of the acquisition was funded through borrowings under our unsecured line of credit.

     Colonial Promenade Boulevard Square – During September 2004, we acquired Colonial Promenade Boulevard Square, a 220,656 square foot retail shopping center in Pembroke Pines, Florida. The center is anchored by Office Max, Ross Dress for Less, Sports Authority and TJ Maxx. The asset was acquired for a total purchase price of $43.4 million, which consisted of approximately $16.2 million of cash and the assumption of approximately $27.2 million of existing mortgage debt. This acquisition was funded through borrowings under our unsecured line of credit.

Completed Development / Redevelopment

     Retail Property

     Colonial Promenade Trussville II — During the third quarter of 2004, we completed the development of Colonial Promenade Trussville II, a 59,000 square foot addition to Colonial Promenade Trussville, a community shopping center located in Birmingham, Alabama. The center is anchored by a Sam’s and Kohl’s. Project development costs, including land acquisitions costs, were $8.3 million and were funded through our unsecured line of credit.

     Colonial Shoppes Clay (redevelopment) – During the first quarter of 2004, we completed the redevelopment of Colonial Shoppes Clay, a 66,000 square foot community shopping center located in Birmingham, Alabama. The center is anchored by a Publix Super Market. Project redevelopment costs were $4.3 million and were funded through our unsecured line of credit.

Joint Ventures

     The following summarizes the joint ventures that we entered into during 2004:

     Consolidated

     The Village on the Parkway – During June 2004, we acquired a 90% partnership interest in The Village on the Parkway, a 381,166 square foot retail lifestyle center located in Dallas, Texas. Our 90% investment in the partnership was $56.4 million, which consisted of $14.1 million of equity investment and $42.3 million of newly issued mortgage debt, representing our allocated portion of mortgage debt for the property. As we maintain controlling financial interest of this property, the assets, liabilities and results of operations of the property are consolidated within our financial statements. The third party’s partnership interest is reflected in the financial statements as a minority interest in the consolidated partnership. Under the partnership agreement, we will receive a 9% preferred return on its equity investment and 65% of any remaining available cash. The 10% third-party equity partner will receive the remaining 35% of available cash after payment of the 9% return on our equity investment. Our equity investment was funded through borrowings under our unsecured line of credit.

     Colonnade Properties LLC – During September 2004, we made a $9.0 million investment, consisting of a $2.0 million equity investment and $7.0 million in debt, in the acquisition of a majority interest in Colonnade Properties LLC, a New York based real estate investment company that focuses on the acquisition, management, redevelopment and stabilization of office assets. At the date of the acquisition, Colonnade Properties LLC had contracts to manage approximately 11 million square feet of office space. In addition to the management contracts, Colonnade Properties LLC also holds a 25% interest in the Douglas HCI, a five building complex located in Coral Gables, Florida. Our investment was funded through borrowings under our unsecured line of credit.

     Equity Method Investments

     The Cunningham Apartments – During June 2004, we entered into a partnership agreement with Dreyfuss Real Estate Advisors (“DRA”), in which we maintain a 20% interest and manage The Cunningham Apartments, a 280-unit multifamily asset located in Austin, Texas. Our total investment in The Cunningham Apartments was $3.9 million, which consisted of $2.8 million of newly issued mortgage debt and $1.1 million of cash, which was funded through borrowings under our unsecured line of credit.

     Colonial Grand at Bayshore and Colonial Grand at Palma Sola – During June 2004, we acquired a 25% partnership interest in Colonial Grand at Bayshore, a 376-unit multifamily asset and Colonial Grand at Palma Sola, a 340-unit multifamily asset, both located in Bradenton, Florida. We acquired the partnership interest from CMS Entrepreneurial III and IV Partners, a Delaware general partnership. Our 25% investment in the partnership was $11.9 million, which consisted of $3.0 million of equity investment and $8.9 million of mortgage debt, representing our allocated portion of mortgage debt for the property. Our equity investment was funded through available cash.

     Colonial Grand at Brentwood and Colonial Village at Hendersonville – During August 2004, we acquired a 25% partnership interest and the management of 618 multifamily units in two communities in Nashville, Tennessee from CMS. Colonial Grand at Brentwood is located in the Brentwood submarket and consists of 254 units. The 364-unit Colonial Village at Hendersonville is located in the Hendersonville submarket. The assets were acquired for a total purchase price of $10.3 million, which consisted of approximately $2.9 million of cash and the assumption of approximately $7.4 million of existing mortgage debt. The cash portion of the acquisition was funded through borrowings under our unsecured line of credit.

     DRA Southwest Joint Venture – During October 2004, we entered into a partnership agreement with DRA in which we acquired a 20% interest and management of 16 multifamily properties located in Arizona, New Mexico and Nevada containing a combined 4,223 units. Our total investment in the DRA partnership was $64.5 million, which consisted of $45.4 million of newly issued mortgage debt and $19.1 million of cash, which was funded through borrowings under our unsecured line of credit.

Continuing Development Activity

     The following table summarizes our properties that are under construction, including undeveloped land, at December 31, 2004:

	Total				Costs
	Units/		Estimated		Capitalized
	Square	Estimated	Total Costs		to Date
	Feet	Completion	(in thousands)		(in thousands)
Multifamily Projects:
Colonial Grand at Mallard Creek	252	2005	$20,000		$11,203
Colonial Village Twin Lakes	460	2005	35,000		31,006
Colonial Grand at Silverado	238	2005	19,900		14,654

Retail Projects:
Colonial Mall Myrtle Beach (redevelopment)	530,000	2005	27,500		19,498
Colonial Pinnacle Craft Farms	440,000	2006	39,000		7,074
Colonial Pinnacle Turkey Creek	520,000	2006	37,000	(1)	13,360	(1)
Colonial Pinnacle Tutwiler Farms	450,000	2006	35,500		2,915
Colonial Promenade Alabaster	650,000	2005	30,000		15,029
Colonial Shops Colonnade (redevelopment)	122,000	2005	6,500		3,242
Colonial University Village (redevelopment)	555,000	2006	18,700		10,522

Mixed Use Projects, Land and Infrastructures:
Colonial TownPark — Lake Mary			16,075		14,289

Other Projects and Undeveloped Land					16,162

					$158,954

(1)	Represents 50% of the development costs, as we are a 50% equity partner in this development.

Continuing Multifamily Development Activity

     Colonial Grand at Mallard Creek — During the fourth quarter of 2003, we began the development of Colonial Grand at Mallard Creek, a 252-unit multifamily community located in Charlotte, North Carolina. The new apartments will include numerous luxuries, including high-speed internet access, fitness center, a swimming pool, and a resident business center. Project development costs, including land acquisition costs, are expected to be $20.0 million and will be funded through our unsecured line of credit. The development is expected to be completed in the fourth quarter of 2005.

     Colonial Village at Twin Lakes — During the fourth quarter of 2003, we began the development of Colonial Village at Twin Lakes, a 460-unit multifamily community located in Orlando, Florida. The new apartments will include numerous luxuries, including high-speed internet access, fitness center, a swimming pool, and a resident business center. Project development costs, including land acquisition costs, are expected to be $35.0 million and will be funded through our unsecured line of credit. The development is expected to be completed during the second quarter of 2005.

     Colonial Grand at Silverado — During the second quarter of 2004, we began the development of Colonial Grand at Silverado, a 238-unit multifamily community located in Austin, Texas. The new apartments will include numerous luxuries, including high-speed internet access, fitness center, a swimming pool, and a resident business center. Project development costs, including land acquisition costs, are expected to be $19.9 million and will be funded through our unsecured line of credit. The development is expected to be completed during the third quarter of 2005.

Continuing Retail Development and Redevelopment Activity

     Colonial Mall Myrtle Beach (redevelopment) – During 2003, we began the redevelopment of Colonial Mall Myrtle Beach, a 530,000 square foot regional mall located in Myrtle Beach, South Carolina. The redeveloped mall includes a new Bass Pro Shops Outdoor World, remodeling of the common area and remerchandising. Project redevelopment costs are expected to total $27.5 million and will be funded through our unsecured line of credit. We expect to complete the project in the fourth quarter of 2005.

     Colonial Shops Colonnade (redevelopment) – During 2004, we began the redevelopment of Colonial Shops Colonnade, a 122,000 square foot shopping center located in Birmingham, Alabama. The redeveloped shopping center will include the addition of a 30,000 square foot Gold’s Gym and three new restaurants (Cracker Barrel, Fox & Hound and Logan Farms Deli) as well as an upgrade of the landscaping and building exteriors. Project redevelopment costs are expected to total $6.5 million and will be funded through our unsecured line of credit. We expect to complete the project in the third quarter of 2005.

     Colonial Pinnacle Craft Farms – During the third quarter of 2004, we began the development of Colonial Pinnacle at Craft Farms, a 440,000 square foot development located in Gulf Shores, Alabama. The center will include a 55,000 square foot Cobb Theatre cinema, upscale specialty stores that offer fashion apparel, home décor, a book store, a music store and upscale restaurants. We also plan to include a grocery store and a department store. Project development costs are expected to total $39.0 million and will be funded through our unsecured line of credit. We expect to complete the project in the second quarter of 2006.

     Colonial Pinnacle Turkey Creek – During the second quarter of 2004, we began the development of Colonial Pinnacle at Turkey Creek, a 50% joint venture development with Turkey Creek Land Partners. The center is expected to total approximately 520,000 square feet and is located in Knoxville, Tennessee. Anchors will include Proffitt’s, Bed Bath & Beyond and Regal Theaters. The center will also include other large format stores, specialty fashion retailers and high-end restaurants. Our portion of project development costs are expected to total $37.0 and will be funded through our unsecured line of credit and a construction loan. We expect to complete the project in the second quarter of 2006.

     Colonial Pinnacle Tutwiler Farms – During the fourth quarter of 2004, we began the development of Colonial Pinnacle at Tutwiler Farms, a 450,000 square foot development located in northeast Birmingham, Alabama. The center anchors will include Belk, Parisian, JC Penney and Best Buy. The center will also include other large format stores, specialty fashion retailers and high-end restaurants. Project development costs are expected to total $35.5 million and will be funded through our unsecured line of credit. We expect to complete the project in the fourth quarter of 2006.

     Colonial Promenade Alabaster – During the second quarter of 2004, we began the development of Colonial Promenade at Alabaster, a 650,000 square foot development located in Birmingham, Alabama. The center will include Lowes, Wal-Mart, Ross Dress for Less, Pier-1 Imports, Belk, Books-A-Million, Old Navy, Bed Bath & Beyond and an Amstar Theater. Project development costs are expected to total $30.0 million and will be funded through our unsecured line of credit. We expect to complete the project in the fourth quarter of 2005.

     Colonial University Village (redevelopment) – During 2003, we began the redevelopment of Colonial University Village, a 555,000 square foot regional mall located in Auburn, Alabama. The redeveloped mall will be anchored by J.C. Penney, Dillard’s, Sears and Belk’s Department Store. The redevelopment will also add an additional 41,000 square feet of specialty shops and restaurants to the existing mall. Project redevelopment costs are expected to total $18.7 million and will be funded through our unsecured line of credit. We expect to complete the project in the first quarter of 2006.

Continuing Mixed Use Development Activity

     Colonial TownPark Lake Mary – During 2004, we continued the development of Colonial TownPark Lake Mary, a mixed use project located in Orlando, Florida. The activity in 2004 included the development of a 67-unit multifamily apartment community, a 34,900 square foot office center and a 146,500 square foot retail center. The retail center is anchored by Albertson’s and AmStar Theater.

Project development costs of these phases are expected to total $16.1 million and will be funded through our unsecured line of credit. We expect to complete the project in the second quarter of 2005.

Dispositions

     During 2004, we disposed of two multifamily properties including one property representing 178 units and our 15% interest in a second property representing 240 units, one office property representing 25,500 square feet, and four retail properties including three wholly-owned properties representing 290,933 square feet and our 50% interest in a fourth property representing 1.1 million square feet, including 0.4 million square feet owned by anchor tenants. The multifamily, office and retail properties were sold for a total sales price of $105.1 million, which was used to repay a portion of the borrowings under our unsecured line of credit and fund future investment activities. Additionally, throughout 2004, we sold various parcels of land located adjacent to our existing properties for an aggregate sales price of $16.7 million, which was also used to repay a portion of the borrowings under our unsecured line of credit and to support our investment activities.

     The following table is a summary of our disposition activity in 2004:

				Gain on Sales
		Units/Square	Sales Price	of Property
Property	Location	Feet	(in thousands)	(in thousands)
Multifamily
Colonial Village at Vernon Marsh	Savannah, GA	178	$10,005	$4,115
Colonial Grand at Ponte Vedra (1)	Jacksonville, FL	240	2,434	794

Office
Village at Roswell Summit	Atlanta, GA	25,500	3,950	935

Retail
Colonial Promenade University Park I	Orlando, FL	215,590	21,250	9,084
Colonial Shoppes at Stanly	Locust, NC	47,100	2,435	345
Colonial Shoppes at Inverness	Birmingham, AL	28,243	3,415	286
Orlando Fashion Square (2)	Orlando, FL	1,083,049	61,575	6,273

Total			$105,064	$21,832

(1)	We disposed of our 15% interest in Colonial Grand at Ponte Vedra, which is reflected in the table above.

(2)	We disposed of our 50% interest in Orlando Fashion Square, which is reflected in the table above.

     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we record individual property sales as discontinued operations, unless we maintain a continuing involvement with the properties that have been sold. During 2004, all of the operating properties sold were classified as discontinued operations and the sales of the parcels of land were classified within continuing operations.

Recent Developments

     Distribution – During January 2005, the Board of Trustees of the Trust declared a cash distribution to the partners of CRLP in the amount of $0.675 per partnership unit, totaling $25.7 million. The distribution was made to partners of record as of January 31, 2005, and was paid on February 7, 2005.

     Portofino Shopping Center – During January 2005, we acquired Portofino Shopping Center, a 373,000 square foot retail shopping center located in Houston, Texas. The center is anchored by Home Depot and Sam’s Wholesale Club. Other tenants include Oshman’s, Steinmart, Old Navy, Petsmart, Michael’s and Conn’s. The asset was acquired for a total purchase price of $60.3 million, which was funded through borrowings under our bridge credit facility.

     Westshore Place I & II – During January 2005, we acquired Westshore Place I & II, two ten story Class A office buildings comprising 370,994 square feet in Tampa, Florida. The asset was acquired for a total purchase price of $54.9 million, which was funded through borrowings under our bridge credit facility.

     Senior Notes Offering – During January 2005, we completed a $275 million offering of 4.75% senior unsecured notes due February 1, 2010. Interest on the notes is payable semi-annually on the 1st of every February and August beginning August 1, 2005. The net proceeds of approximately $273.3 million were used to pay down our bridge credit facility and a portion of our unsecured line of credit.

     Derivative Transactions - During January 2005, we entered into two interest rate swap agreements to hedge the interest rate risk associated with forecasted debt issuances that are expected to occur during 2005. The following table summarizes the notional values and other characteristics these interest rate swap agreements:

		Interest
Product Type	Notional Value	Rate	Maturity

Interest Rate SWAP, Cash Flow	$250 million	4.721%	8/3/15
Interest Rate SWAP, Cash Flow	$200 million	4.830%	2/15/16

During January 2005, we settled one interest rate swap agreement and terminated one interest rate swap agreement for approximately $0.8 million, both of which were outstanding at December 31, 2004. This amount will remain in accumulated other comprehensive income and be reclassified to interest expense over the applicable period of the associated debt.

     Colonial Village at Cahaba Heights – During February 2005, we sold our 15% interest in Colonial Village at Cahaba Heights, a 125-unit multifamily apartment community located in Birmingham, Alabama. The asset was sold for a total sales price of $1.2 million and the proceeds were used to repay a portion of the borrowings under our unsecured line of credit.

     Colonial Grand at River Hills – During February 2005, we sold our 15% interest in Colonial Grand at River Hills, a 776-unit multifamily apartment community located in Tampa, Florida. The asset was sold for a total sales price of $6.9 million and the proceeds were used to repay a portion of the borrowings under our unsecured line of credit.

Financing Activity

     We funded our acquisition, development and redevelopment activities primarily through proceeds received from the disposition of assets, unsecured senior notes offerings and advances on our bank line of credit and bridge credit facility (the “bridge facility”).

     On February 18, 2004, we modified the terms of the $100.0 million 8.875% Series B Preferred Units (the “Preferred Units”), which were originally issued in a private placement. Under the modified terms, the Preferred Units bear a distribution rate of 7.25% and are redeemable at our option, in whole or in part, after February 24, 2009, at the cost of the original capital contribution plus the cumulative priority return, whether or not declared. The terms of the Preferred Units were further modified on March 14, 2005 to extend the redemption date from February 24, 2009 to August 24, 2009 . The Preferred Units are exchangeable for 7.25% Series B Preferred Shares of the Trust, in whole or in part at anytime on or after January 1, 2014, at the option of the holders.

     On April 2, 2004, we completed a $100.0 million public debt offering of unsecured senior notes. The notes, which mature in April 2011 bear a coupon rate of 4.80%, and were priced to yield an effective rate of 4.82% over the seven-year term. We used the net proceeds of the offering to repay a portion of the outstanding balance on our unsecured line of credit. On June 21, 2004, we entered into a reverse swap agreement on the $100.0 million senior notes, maturing in April 2011, to a floating rate equal to the 6-month LIBOR rate, which was 2.17% as of December 31, 2004.

     On June 17, 2004, we completed a $300.0 million public debt offering of unsecured senior notes. The notes, which mature in June 2014 bear a coupon rate of 6.25%, and were priced to yield an effective rate of 6.35% over the ten-year term. We used the net proceeds of the offering to repay the outstanding balance on its unsecured line of credit, and the remaining amount was used for general corporate purposes and acquisitions of properties. In anticipation of closing the above mentioned public debt offering, we entered into a $232.0 million treasury lock on June 14, 2004 with a fixed 10-year treasury rate of 4.84%. On June 17, 2004, we settled the treasury lock agreement with a payment of approximately $2.1 million, which will be amortized over the life of the associated debt.

     On October 28, 2004, we entered into an additional $200.0 million bridge facility with certain participants of our current $320.0 million unsecured bank line of credit. Base rate loans and euro-dollar loans are available under the bridge facility. Generally, base rate loans bear interest at Wachovia’s designated base rate, plus a base rate margin ranging from 0.00% to 1.00% based on our unsecured debt ratings from time to time. Euro-dollar loans bear interest at LIBOR plus a margin ranging from 0.70% to 1.35% based on our unsecured debt ratings from time to time. The bridge credit facility matures in November of 2005.

     We are currently in the process of negotiating a new unsecured credit facility that will replace our existing unsecured bank line of credit and bridge facility. We expect to complete this transaction in the first quarter of 2005. However, we are not able to predict the terms of this new unsecured credit facility or whether it will be successful in completing this transaction.

     Over the last few years, we have maintained our asset recycling program, which we believe allows us to maximize our investment returns through the sale of assets that have reached their maximum investment potential and reinvest the proceeds into opportunities with more growth potential. As noted above, during 2004, we disposed of two multifamily properties including one property representing 178 units and our 15% interest in a second property representing 240 units, one office property representing 25,500 square feet, and four retail properties including three wholly owned properties representing 290,933 square feet and our 50% interest in a fourth property representing 1.1 million square feet. The multifamily, office and retail properties were sold for a total sales price of $105.1 million, which was used to repay a portion of the borrowings under our unsecured line of credit and to support our investment activities. Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. Our ability to sell properties in the future to raise cash will be limited if market conditions make such sales unattractive. Additionally, throughout 2004, we sold various parcels of land located adjacent to our existing properties for an aggregate sales price of $16.7 million, which was also used to repay a portion of the borrowings under our unsecured line of credit and to support our investment activities.

Business Strategy

     Our business objective is to generate stable and increasing cash flow and portfolio value for our shareholders through a strategy of:

•	realizing growth in income from our existing portfolio of properties;

•	developing, expanding, and selectively acquiring additional multifamily, office and retail properties in growth markets located in the Sunbelt region of the United States, where we have first-hand knowledge of growth patterns and local economic conditions;

•	recycling capital by selectively disposing of assets that have reached their maximum investment potential and reinvesting the proceeds into opportunities with more growth potential;

•	managing our own properties, which enables us to better control operating expenses and establish long-term relationships with our office and retail tenants;

•	maintaining our third-party property management business, which increases cash flow and establishes additional relationships with investors and tenants; and

•	employing a comprehensive capital maintenance program to maintain properties in first-class condition.

     Our business strategy and the implementation of that strategy is determined by the Trust’s Board of Trustees and may be changed from time to time.

Financing Strategy

     We seek to maintain a well-balanced, conservative and flexible capital structure by:

•	maintaining conservative debt service and fixed charge coverage ratios in order to sustain our investment grade status;

•	extending and sequencing the maturity dates of our debt;

•	borrowing primarily at fixed rates; and

•	generally pursuing long-term debt financings and refinancings on an unsecured basis.

     We believe that these strategies have enabled and should continue to enable us to access the debt and equity capital markets to fund debt refinancings and the acquisition and development of additional properties.

     As of December 31, 2004, we have an unsecured bank line of credit providing for total borrowings of up to $320 million. This line of credit agreement bears interest at LIBOR plus a spread calculated based on our unsecured debt ratings from time to time. Based on our current debt ratings, the spread is 105 basis points. The line of credit is renewable in November 2005, and provides for a one-year extension. The line of credit agreement includes a competitive bid feature that will allow us to convert up to $160 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The credit facility had an outstanding balance of $240.0 million at December 31, 2004. The floating weighted average interest rate of this short-term borrowing facility, including the competitive bid balance, was 3.14% at December 31, 2004.

     As of December 31, 2004, we have a $200.0 million bridge credit facility with certain participants of our current $320.0 million unsecured bank line of credit. Base rate loans and euro-dollar loans are available under the Bridge Facility. Generally, base rate loans bear interest at Wachovia’s designated base rate, plus a base rate margin ranging from 0.00% to 1.00% based on our unsecured debt ratings from time to time. Euro-dollar loans bear interest at LIBOR plus a margin ranging from 0.70% to 1.35% based on our unsecured debt ratings from time to time. The bridge facility had an outstanding balance of $119.0 million at December 31, 2004, with an average interest rate of 3.45%. This facility matures in November of 2005.

     We are currently in the process of negotiating a new unsecured credit facility that will replace the existing unsecured bank line of credit and bridge facility. We expect to complete this transaction in the first quarter of 2005. However, we are not able to predict the terms of this new unsecured credit facility or whether we will be successful in completing this transaction.

     At December 31, 2004, our total consolidated outstanding debt balance was $1.9 billion. The outstanding balance includes fixed-rate debt of $1.3 billion, or 68.2% of the total debt balance, and floating-rate debt of $590.0 million, or 31.8% of the total debt balance. Our total market capitalization (which we define as the sum of our outstanding indebtedness, the total liquidation preference of all our preferred units and the total market value of our common units) as of December 31, 2004 was $3.7 billion and our ratio of debt to market capitalization was 49.7%. We have certain loan agreements that contain restrictive covenants, which among other things require maintenance of various financial ratios. At December 31, 2004, we were in compliance with these covenants.

     We may modify our borrowing policy and may increase or decrease our ratio of debt to total market capitalization in the future. To the extent that the Board of Trustees of the Trust determines to seek additional capital, we may raise such capital through additional equity offerings, debt financings, asset dispositions or retention of cash flow (subject to provisions in the Internal Revenue Code of 1986 requiring the distribution by a REIT of a certain percentage of taxable income and taking into account taxes that would be imposed on undistributed taxable income) or a combination of these methods.

     We have entered into several different hedging transactions in an effort to manage our exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of our derivative financial instruments at December 31, 2004. The notional value at December 31, 2004 provides an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

				Fair Value
				At December 31, 2004
				Asset (Liability)
Product Type	Notional Value	Rate	Maturity	(in thousands)
Interest Rate SWAP, Cash Flow	$30.2 - $27.7 million	5.932%	1/1/06	$(809)
Interest Rate SWAP, Cash Flow	$17.0 million	7.380%	5/5/06	(610)
Interest Rate SWAP, Fair Value	$100.0 million	4.803%	4/1/11	3,269
Interest Rate SWAP, Cash Flow	$72.9 million	3.928%	1/15/10	284
Interest Rate SWAP, Cash Flow	$170.0 million	4.250%	8/15/10	136
Interest Rate CAP, Cash Flow	$25.9 million	4.840%	4/1/06	4
Interest Rate CAP, Cash Flow	$16.4 million	4.840%	4/1/06	3
Interest Rate CAP, Cash Flow	$8.4 million	4.840%	4/1/06	1
Interest Rate CAP, Cash Flow	$19.7 million	6.850%	6/29/07	6
Interest Rate CAP, Cash Flow	$16.7 million	6.850%	7/3/07	5

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

Property Management

     We are experienced in the management and leasing of multifamily, office and retail properties and believe that the management and leasing of our own portfolio has helped maintain consistent income growth and has resulted in reduced operating expenses from the properties. The third-party management, leasing and brokerage businesses conducted through CPSI have provided us both with a source of cash flow that is relatively stable and with the benefits of economies of scale in conjunction with the management and leasing of our own properties. These businesses also allow us to establish additional relationships with tenants who may require additional office or retail space and to identify potential acquisitions.

Operational Structure

     We manage our business with three separate and distinct operating divisions: multifamily, office and retail. We have centralized functions that are common to each division, including accounting, information technology and administrative services. Decisions regarding acquisitions, developments and dispositions are also centralized. Each division has an Executive Vice President that oversees growth and operations and has a separate management team that is responsible for acquiring, developing, and leasing properties within each division. This structure allows us to utilize specialized management personnel for each operating division. Although these divisions operate independently from one another, constant communication among the Executive Vice Presidents provides us with unique synergies allowing us to take advantage of a variety of investment opportunities. In addition, the third-party management, leasing and brokerage businesses have provided us both with a source of cash flow that is relatively stable and with the benefits of economies of scale in conjunction with the management and leasing of our own properties. These businesses also allow us to establish additional relations with tenants that may require additional retail or office space and to identify potential acquisitions. See Note 7 – Segment Information in our Notes to Consolidated Financial Statements contained in this Form 10-K for information on our three segments and the reconciliation of total segment revenues to total revenues, total segment net operating income to income from continuing operations and minority interest, and total divisional assets to total assets for the years ended December 31, 2004, 2003 and 2002. Information regarding our segments contained in such Note 7 – Segment Information in our Notes to Consolidated Financial Statements is incorporated by reference herein. Additional information with respect to each of the operating divisions is set forth below:

     Multifamily Division. Our multifamily division is responsible for all aspects of multifamily operations, including day-to-day management and leasing of the 78 multifamily properties, as well as the provision of third-party management services for apartment communities in which we do not have an ownership interest or have a non-controlling ownership interest.

     Office Division. Our office division is responsible for all aspects of our commercial office operations, including the provision of management and leasing services for the 27 office properties, as well as the provision of third-party management services for office properties in which we do not have an ownership interest and for brokerage services in other office property transactions.

     Retail Division. Our retail division is responsible for all aspects of our retail operations, including the provision of management and leasing services for the 48 retail properties, as well as the provision of third-party management services for retail properties in which we do not have an ownership interest and for brokerage services in other retail property transactions.

Competition

     The ownership, development, operation and leasing of multifamily, office and retail properties are highly competitive. We compete with domestic and foreign financial institutions, REITs, life insurance companies, pension trusts, trust funds, partnerships and individual investors for the acquisition of properties. In addition, we compete for tenants in our markets primarily on the basis of property location, rent charged, services provided and the design and condition of improvements. Our diversified business strategy of investing in multifamily, office and retail property types that are located in high-growth, demographically attractive cities primarily in key Sunbelt states allows us to shift assets within our portfolio in order to take advantage of market timing and economic cycles, and to maximize investment returns.

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

Environmental Matters

     We believe that our properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. We are not aware of any environmental condition which we believe would have a material adverse effect on our financial condition or results of operations (before consideration of any potential insurance coverage). Nevertheless, it is possible that there are material environmental liabilities of which we are unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of our properties have not been or will not be affected by tenants and occupants of our properties, by the condition of properties in the vicinity of our properties or by third parties unrelated to us. See “Risk Factors—Risks Associated with Our Operations— We could incur significant costs related to environmental issues which could adversely affect our results of operations through increased compliance costs or our financial condition if we become subject to a significant liability” for a further discussion.

Insurance

     We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our properties. We believe the policy specifications, insured limits of these policies and self insurance reserves are adequate and appropriate. There are, however, certain types of losses, such as lease and other contract claims that generally are not insured. We anticipate that we will review our insurance coverage and policies from time to time to determine the appropriate level of coverage, but we cannot predict at this time if we will be able to obtain or maintain full coverage at a reasonable cost in the future. In addition, as of December 31, 2004, we are self insured up to $0.7 million, $0.7 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. We are also self insured for health insurance and responsible for claims up to $125,000 per claim and up to $1.0 million per person. Our policy for all self insured risk is to accrue for expected losses on reported claims and for estimated losses related to claims incurred but not reported as of the end of the reporting period.

Employees

     As of December 31, 2004, CRLP employed approximately 1,110 persons, including on-site property employees who provide services for the properties that we own and/or manage.

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

     In addition, our consolidated financial statements include the operations of a taxable REIT subsidiary, CPSI, that is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI provides property management, construction management and development services for third-party owned properties and administrative services to us. We generally reimburse CPSI for payroll and other costs incurred in providing services to us. All inter-company transactions are eliminated in the accompanying consolidated financial statements. We recognized tax expense of $0.7 million in 2004 related to the taxable income of CPSI.

Available Information

     Our general partner’s website address is www.colonialprop.com and provides access in the “Investor Relations” section, free of charge, to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Additionally, the Trust’s corporate governance guidelines, charter of the governance committee, audit committee charter, executive compensation committee charter, the Trust’s code of ethics for its trustees, officers and employees, and the Trust’s code of ethical conduct for its chief executive officer and senior financial officers are available on our website as well. If you are not able to access our website, the information is available in print form to any partner who should request the information directly from us.

Executive Officers of the Trust

     We are managed by the Trust, the general partner of CRLP. The following is a biographical summary of the executive officers of the Trust:

     Thomas H. Lowder, 55, has been a trustee since July 1993. He has served as the Trust’s Chairman of the Board, President and Chief Executive Officer since July 1993. Mr. Lowder became President of Colonial Properties, Inc., our predecessor, in 1976, and since that time has been actively engaged in the acquisition, development, management, leasing and sale of multifamily, office and retail properties for the Company and its predecessors. Mr. Lowder is a current member of the National Association of Industrial and Office Parks (NAIOP) and the International Council of Shopping Centers. He is also a member and past president of the Alabama Chapter of the Realtors National Marketing Institute through which he successfully completed commercial real estate investment courses to receive the CCIM (Certified Commercial Investment Member) designation. He presently serves as the Chairman of the Board for Children’s Hospital and is on the Board of Directors of the Community Foundation of Greater Birmingham, Birmingham-Southern College and Crippled Children’s Foundation. Mr. Lowder is a past member of the National Association of Real Estate Investment Trust’s (“NAREIT”) Board, past Chairman of the Birmingham Area Chapter of the American Red Cross and he served as Chairman of the 2001 United Way Campaign for Central Alabama. He graduated with honors from Auburn University with a Bachelor of Science Degree. Mr. Lowder is the brother of James K. Lowder, one of our trustees.

     C. Reynolds Thompson, III, 42, has been the Trust’s Chief Operating Officer since September 1999, responsible for the multifamily, office, retail and mixed-use divisions. Mr. Thompson oversees the management, acquisition, leasing and development of properties within its three operating divisions and development in the mixed-use division. Prior to his appointment as Chief Operating Officer, Mr. Thompson was Chief Investment Officer, responsible for investment strategies, market research, due diligence, mergers and acquisitions, joint venture development and cross-divisional acquisitions. Prior to his position as Chief Investment Officer, Mr. Thompson served as Executive Vice President—Office Division, with responsibility for management of all office properties owned and/or managed by us, from May 1997 to May 1998. Mr. Thompson joined us in February 1997 as Senior Vice President—Office Acquisitions, with responsibility for all acquisitions of office properties. Prior to joining us, Mr. Thompson worked for CarrAmerica Realty Corporation in office building acquisitions and due diligence. Mr. Thompson is a member of the Executive Committee of the Metropolitan Development Board, a member of the NAIOP, and he serves on the Board of Visitors for The University of Alabama Culverhouse College of Commerce and Business Administration. Mr. Thompson holds a Bachelor of Science Degree from Washington and Lee University.

     Weston M. Andress, 44, joined our team as Chief Financial and Investment Officer of the Trust in April of 2004 and is responsible for financing and investment matters. Prior to joining the Trust, Mr. Andress held the position of Managing Director of the Corporate and Investment Banking Department of Bank of America. Prior to his 15 year tenure with Bank of America, he was Vice President in the Real Estate Capital Markets Group of Salomon Brothers in New York. Mr. Andress holds a holds a Masters of Business Administration from the University of North Carolina at Chapel Hill.

     John P. Rigrish, 56, has been the Trust’s Administrative Officer since 1998, and is responsible for the supervision of Accounting Operations, Information Technology, Human Resources and Employee Services. Prior to joining the Trust, Mr. Rigrish worked for BellSouth Corporation in Corporate Administration and Services. Mr. Rigrish holds a Bachelor of Science degree from Samford University and did his postgraduate study at Birmingham-Southern College. He served on the Edward Lee Norton Board of Advisors for Management and Professional Education at Birmingham-Southern College and the Board of Directors of Senior Citizens, Inc. in Nashville, Tennessee.

     Paul F. Earle, 47, has been the Trust’s Executive Vice-President-Multifamily Division since May 1997, and is responsible for management of all multifamily properties we own and/or manage. He joined us in 1991 and has served as Vice President – Acquisitions, as well as Senior Vice President – Multifamily Division. Mr. Earle serves as Chairman of the Alabama Multifamily Council and is an active member of the National Apartment Association. He also serves as President of the Board of Directors of Big Brothers/Big Sisters and is a board member of the National Multifamily Housing Council. Before joining us, Mr. Earle was the President and Chief Operating Officer of American Residential Management, Inc., Executive Vice President of Great Atlantic Management, Inc. and Senior Vice President of Balcor Property Management, Inc.

     Robert A. “Bo” Jackson, 50, has been the Trust’s Executive Vice President-Office Division since December 1997, and is responsible for leading all office properties owned and managed by us. Prior to joining us, Mr. Jackson was involved in several of the signature office properties in Atlanta including Concourse, One Ninety One Peachtree Tower, and Perimeter Center. Mr. Jackson has been involved in over 15 million square feet of Southeastern U.S. urban and suburban office development. Under his leadership, Colonial TownPark, our mixed-use community in Orlando, Florida, was recognized by the National Association of Industrial and Office Parks (NAIOP) three times, twice as “Orlando Developer of the Year,” and once as “2003 National Developer of the Year.” Mr. Jackson is a member of the Board of Directors of the CoreNet Global Atlanta Chapter and holds a Bachelor of Science degree in Business Administration from the University of Delaware.

     Charles E. “Chip” Light, 44, has been the Trust’s Executive Vice President, Retail Division since February 2004, and is responsible for the leasing of retail assets owned and managed by us. Mr. Light has 18 years of retail leasing experience with such companies as Faison Associates, Jacobs Group, Homart Development and LaSalle Partners. Prior to joining us, Mr. Light was Managing Director of Retail with Faison & Associates. Mr. Light’s 18 year career includes leasing assignments with the Jacobs Company, Homart and La Salle Partners which extended from coast to coast. Mr. Light holds a Bachelor of Science degree from The University of Nebraska and a Master of Business Administration from Southern Methodist University.

     Charles A. McGehee, 59, has been the Trust’s Executive Vice President — Mixed-Use Development Division since September 1999 and is responsible for our development of properties with mixed-use product types. Mr. McGehee also oversees land acquisitions and dispositions. From September 1993 to September 1999 Mr. McGehee was responsible for Land Acquisitions and Development, Brokerage and Dispositions for us. From January 1990 to September 1993 Mr. McGehee was Senior Vice President – Office Division. He joined us in 1976 as Vice President of Retail Leasing and was responsible for leasing all retail space owned and/or managed. Mr. McGehee has served as president and as a board member of the NAIOP and is a member of the Board of Directors of the Birmingham Area Board of Realtors. Mr. McGehee is currently on the Board of Trustees for the Birmingham Chamber of Commerce. He holds a Bachelor of Science Degree from Auburn University.

     John E. Tomlinson, 36, has been the Trust’s Executive Vice President and Chief Accounting Officer since February 2005, and is responsible for Internal Control functions, compliance with generally accepted accounting principles, SEC reporting, regulatory agency compliance and reporting, management reporting and accounting operations. Mr. Tomlinson is a Certified Public Accountant (CPA) with over 10 years of experience in public accounting. Mr. Tomlinson holds a Bachelor of Science of Professional Accountancy and a Master of Business Administration from Mississippi State University. Prior to joining us, Mr. Tomlinson served as a Senior Manager at Deloitte & Touche LLP from May 2002 through January 2005 and as a Senior Manager / Manager at Arthur Andersen LLP from September 1996 through May 2002. Mr. Tomlinson’s previous experience includes independent audits of public and private entity financial statements, merger and acquisition due diligence, business risk assessment and registration statement work for public debt and stock offerings.

     Kenneth E. Howell, 54, the Trust’s Senior Vice President of Accounting Operations, is responsible for Accounts Payable, Accounts Receivable, Fixed Assets, management reports and compliance with generally accepted accounting principles. Mr. Howell joined us in 1981, and served as Controller for us from 1986 through 1998. From 1981 to 1986 he held the position of Assistant Controller of the Colonial Company, parent company of the then private Colonial Properties, Inc. He serves on the Auburn University School of Accountancy Advisory Board. Mr. Howell holds a Bachelor of Science Degree in Accounting and a minor in Finance from Auburn University.

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

     The modest strengthening of the U.S. economy during the last year has offset the dramatic slowdown in the U.S. economy experienced in the recent prior years. The Sunbelt region has similarly experienced a gradual strengthening during the last year. Related factors such as the industry downturns, increased unemployment rates, and reduced demand for apartment homes of recent prior years began to reverse during the last year. We expect the continued upturn to will continue to positively impact our results of operations through increased revenues and leasing activity.

     In spite of the general strengthening of the economy, the low interest rate environment which we have continued to experience during the last year has offset the positive growth to our multifamily properties as more people considered buying their homes instead of renting. Any worsening of current economic conditions generally and in our principal market areas may have a negative impact on our results of operations.

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

          While our properties are diversified in three different segments, all of our properties are located in the Sunbelt region of the United States. In particular, we derived an aggregate of approximately 48.4% of our net operating income in 2004 from properties located in or near three key cities: (a) Birmingham, Alabama, which accounted for 18.6% of our 2004 net operating income; (b) Orlando, Florida, which accounted for 18.7% of our 2004 net operating income; and (c) Huntsville/Decatur, Alabama, which accounted for 11.1% of our 2004 net operating income. If the Sunbelt region of the United States, and in particular the areas of or near Birmingham, Orlando and Huntsville/Decatur, experiences a slowdown in the economy or a natural disaster, our results of operations may be negatively affected through decreased revenues or increased costs. Also, our financial condition may be negatively affected through the damage or loss of assets.

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

     On December 29, 1998, we acquired Bel Air Mall in Mobile, Alabama. During the course of our environmental due diligence, we identified several different areas of the property in which contamination is present. One of those areas involves drycleaner solvent; the others involve petroleum contamination. The Alabama Department of Environmental Management (ADEM) is overseeing the investigation and cleanup of the drycleaner contamination. Under the terms of the purchase and sale agreement, the former owner of the property purchased a $10 million environmental insurance policy (including paying the $275,000 up front deductible) and established an escrow account totaling $1,000,000 to cover any costs associated with investigation and remediation of the contaminated areas not covered by the insurance policy. Under the agreement the seller is currently performing all required remediation of the drycleaner contamination until a “no further action” status is obtained from ADEM. In addition, an out parcel, previously occupied by an Amoco Gas station, currently has ongoing remediation activity on the now vacant site. In addition, two locations, which contained petroleum contamination, have now received a “no further action” status from ADEM.

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

          We rely heavily on debt financing for our business. As of December 31, 2004, we had total debt of approximately $1.97 billion, consisting of $1.86 billion of consolidated debt and $0.11 billion of our pro rata share of joint venture debt. Due to our high level of debt our cash flow may be insufficient to meet required payments of principal and interest. If a property were mortgaged to secure payment of indebtedness and we were unable to meet mortgage payments, the mortgagee could foreclose upon that property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies.

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

          As of December 31, 2004, our consolidated borrowings and pro rata share of unconsolidated borrowings totaled approximately $1.97 billion (as described above), which represented approximately 52.7% of our total market capitalization. Total market capitalization represents the sum of the outstanding indebtedness (including our share of joint venture indebtedness), the total liquidation preference of all our preferred units and the total market value of our units of partnership interest based on the closing price of the Trust’s common shares as of December 31, 2004. Our leverage and any future increases in our leverage could adversely affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes which would negatively impact our results of operation and financial condition.

          Due to the significant amount of our variable rate debt, rising interest rates would adversely affect our results of operation.

          As of December 31, 2004, we had approximately $627.6 million of variable rate debt outstanding, consisting of $590.0 million of our consolidated debt and $37.6 million of our pro rata share of variable rate unconsolidated joint venture debt. While we have sought to refinance our variable rate debt with fixed rate debt or cap our exposure to interest rate fluctuations by using interest rate swap agreements where appropriate, it is not possible for us to only have fixed rate debt. In addition, as opportunities arise, we may borrow additional money with variable interest rates in the future. As a result, a significant increase in interest rates would adversely affect our results of operations.

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

          To order for the Trust to qualify as a REIT, the Trust must distribute to its shareholders each year at least 90% of its REIT taxable income, excluding any net capital gain. Our partnership agreement generally requires us to distribute all of our net cash revenues (other than capital contributions) each quarter and to make reasonable efforts to distribute to the Trust enough cash for it to meet the 90% distribution requirement. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs from income from operations. As a result, as we continue to develop or acquire new properties or expand existing properties, we will continue to rely on third-party sources of capital, including lines of credit, secured or unsecured debt (both construction financing and permanent debt), and equity issuances. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential and our current and potential future earnings. Moreover, additional equity offerings of the Trust may result in substantial dilution of its shareholders’ interests, and additional debt financing may substantially increase our leverage. There can be no assurance that we will be able to obtain the financing necessary to fund new development or project expansions or our acquisition activities on terms favorable to us or at all. If we are unable to obtain sufficient level of third party financing to fund our growth, our results of operations and financial condition may be adversely affected.

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

Risks Associated with Our Organization

          In order to maintain the Trust’s REIT status, we may need to borrow funds on a short-term basis during unfavorable market conditions.

          In order to maintain the Trust’s REIT status, we may need to borrow funds on a short-term basis to permit the Trust to meet the REIT distribution requirements, even if the then prevailing market conditions are not favorable for these borrowings. To qualify as a REIT, the Trust generally must distribute to its shareholders at least 90% of its REIT taxable income each year, excluding net capital gains. In addition, the Trust will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends paid by it in any calendar year are less than the sum of 85% of its REIT ordinary income, 95% of its REIT capital gain net income and 100% of its undistributed taxable income from prior taxable years. We may need short-term debt to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. Any such incurrence of short-term debt, particularly during unfavorable market conditions, could adversely affect our results of operations or financial condition. As a result, the value of our securities could decline.

          Some of the Trust’s trustees and officers have conflicts of interest and could exercise influence in a manner inconsistent with holders of interests in CRLP.

          As a result of their substantial ownership of common units, Messrs. Thomas Lowder, the Trust’s Chairman of the Board, Chief Executive Officer and President, and James Lowder, Harold Ripps, Herbert Meisler, M. Miller Gorrie, and William Johnson, each of whom is a trustee of the Trust, might seek to exert influence over our decisions as to sales or re-financings of particular properties we own. Any such exercise of influence might produce decisions that are not in the best interest of all of the holders of interests in us.

          The Lowder family and their affiliates hold interests in companies that have performed construction, insurance brokerage and other services with respect to our properties. These companies may perform similar services for us in the future. As a result, the Lowder family may realize benefits from transactions between such companies and us that are not realized by other holders of interests in us. In addition, Thomas and James Lowder, as our trustees, may be in a position to influence us to do business with companies in which the Lowder family has a financial interest. Our policies may not be successful in eliminating the influence of conflicts. Moreover, transactions with companies controlled by the Lowder family, if any, may not be on terms as favorable to us as we could obtain in an arms-length transaction with a third party.

          Restrictions on the acquisition and change in control of the Company may have adverse effects on the value of our common units.

          Various provisions of our Declaration of Trust of the Trust restrict the possibility for acquisition or change in control of us, even if the acquisition or change in control were in the unitholders’ interest. As a result, the value of our common units may be less than they would otherwise be in the absence of such restrictions.

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

Risks Associated with Income Tax Laws

          If the Trust fails to qualify as a REIT, its shareholders and our unitholders would be adversely affected.

          We believe that the Trust has qualified for taxation as a REIT for federal income tax purposes commencing with its taxable year ended December 31, 1993. If the Trust qualifies as a REIT, it generally will not be subject to federal income tax on its income that it distributes to its shareholders. The Trust plans to continue to meet the requirements for taxation as a REIT, but it may not qualify. Many of the REIT requirements are highly technical and complex. The determination that the Trust is a REIT requires an analysis of various factual matters and circumstances that may not be totally within its control. For example, to qualify as a REIT, at least 95% of the Trust’s gross income must come from sources that are itemized in the REIT tax laws. The Trust generally is prohibited from owning more than 10% of the voting securities or more than 10% of the value of the outstanding securities of any one issuer, subject to certain exceptions, including an exception with respect to certain debt instruments and corporations electing to be “taxable REIT subsidiaries.” The Trust is also required to distribute to shareholders at least 90% of its REIT taxable income, excluding net capital gains. The fact that the Trust holds most of its assets through us and the fact of its ongoing reliance on factual determinations, such as determinations related to the valuation of its assets, further complicate the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize its REIT status. Furthermore, Congress or the Internal Revenue Service might make changes to the tax laws and regulations, or the courts might issue new rulings that make it more difficult, or impossible, for the Trust to remain qualified as a REIT. We do not believe, however, that any pending or proposed tax law changes would jeopardize the Trust’s REIT status. We cannot guarantee, however, that the Trust will continue to be qualified and taxed as a REIT because it’s qualification and taxation as a REIT will depend upon its ability to meet the requirements imposed under the Internal Revenue Code of 1986, as amended, on an ongoing basis.

          If the Trust failed to qualify as a REIT, and was unable to avail itself to certain savings provisions, it would be subject to federal income tax at regular corporate rates. This would likely have a significant adverse affect on the value of the Trust’s securities and, as a result, on the redemption value of our units. In addition, the Trust would no longer be required to make any distributions to its shareholders, but we would still be required to distribute quarterly substantially all of our net cash revenues (other than capital contributions) to our unitholders, including the Trust.

          If we fail to qualify as a partnership, the Trust’s shareholders and our unitholders would be adversely affected.

          We intend to qualify as a partnership for federal income tax purpose. However, we will be treated as a corporation for federal income tax purposes if we are a “publicly traded partnership,” unless at least 90% of our income is qualifying income as defined in the Internal Revenue Code. We believe that we are not a publicy traded partnership and, in addition, we believe that we would have sufficient qualifying income, which includes real property rents and other passive income, to ensure that we would be taxed as a partnership even if we were a publicly traded partnership. If we were to be taxed as a corporation, we would incur substantial tax liabilities, the Trust would fail to qualify as a REIT for tax purposes and the Trust’s and our ability to raise additional capital would be impaired. We cannot, however, offer any assurance that we are or will be taxed as a partnership.

          To the extent that we, the Trust or any taxable REIT subsidiary is required to pay federal, state or local taxes, we will have less cash available for distribution to our unitholders and the Trust will have less cash available for distribution to its shareholders, as applicable.

          Even if the Trust qualifies as a REIT for federal income tax purposes, it is required to pay some federal, state and local taxes on its income and property. For example, if the Trust has net income from “prohibited transactions,” that income will be subject to a 100% federal tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. Although we occasionally undertake sales of assets that become inconsistent with our long-term strategic or return objectives, we do not believe that those sales should be considered prohibited transactions. There can be no assurance, however, that the IRS would not contend otherwise. In addition, the Trust may have to pay some state or local income taxes because not all states and localities treat REITs the same as they are treated for federal income tax purposes. CPSI and other corporate subsidiaries have elected to be treated as “taxable REIT subsidiaries” for federal income tax purposes. A taxable REIT subsidiary is a fully taxable corporation and is limited in its ability to deduct interest payments made to us. In addition, the Trust will be subject to a 100% penalty tax on some payments that it receives if the economic arrangements among our tenants, our taxable REIT subsidiaries and us are not comparable to similar arrangements among unrelated parties. To the extent that we, the Trust or any taxable REIT subsidiary is required to pay federal, state or local taxes, we will have less cash available for distribution to unitholders and the Trust will have less cash available for distribution to its shareholders, as applicable.

Risks Associated with Cornerstone Merger

          The operations of the Trust and Colonial and Cornerstone may not be integrated successfully and intended benefits of the merger may not be realized, which could materially harm the combined company’s operating results and financial condition.

          The Cornerstone merger involves the integration of two large and complex real estate businesses that currently operate independently. In addition, the merger poses specific risks for our ongoing operations following completion of the merger, including that:

•	we may not achieve the expected operating efficiencies, value-creation potential, economies of scale or other benefits;

•	we may not have adequate financial, personnel and other resources to successfully handle our substantially increased operations;

•	the combined portfolio may not perform at the level we anticipate; and

•	we may experience difficulties and incur unforeseen expenses in connection with assimilating and retaining Cornerstone employees and assimilating Cornerstone’s business and properties.

          If we fail to successfully integrate Cornerstone and/or fail to realize the intended benefits of the merger, our operating results and financial condition following completion of the merger may be materially harmed.

          Cornerstone’s outstanding debt obligations could materially adversely affect our future financial condition and operating results.

          As of December 31, 2004, Cornerstone had approximately $807.0 million in total debt outstanding, all of which was secured by its properties and $233.6 million of which was subject to variable interest rates. As part of the merger, we will assume the debt of Cornerstone. We currently expect to repay a portion of Cornerstone’s outstanding debt with proceeds from debt financings, asset sales, and our renegotiated unsecured line of credit. However, we cannot assure you that we can obtain a new unsecured line of credit on favorable terms, if at all or complete the asset sales. Our increased leverage as a result of the merger could have negative consequences to our partners and debt holders, including:

•	requiring us to use a significant portion of our cash flow from operations to make interest and principal payments on debt rather than for other purposes such as working capital, capital expenditures or dividends;

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes;

•	limiting our flexibility to plan for or react to changes in business and economic conditions; and

•	making us more vulnerable to a downturn in our business or the economy generally.

          As a result of these debt obligations, we may not have sufficient cash flow from operations to meet required payments of principal and interest, pay distributions on our securities, which could affect the Trust’s ability to qualify as a REIT, or make necessary investments in new business activities. In addition, our ability to refinance Cornerstone’s debt may be adversely affected by increases in interest rates. Moreover, higher interest rates would increase our interest expense under the variable interest rate debt assumed from Cornerstone.

Item 2. Properties.

General

          As of December 31, 2004, our real estate portfolio consisted of 153 properties consisting of whole or partial ownership interests, located in twelve states in the Sunbelt region of the United States. We maintain non-controlling partial interests of 10% to 50% in 37 of the 153 operating properties. The 153 properties we owned or maintained partial ownership in at December 31, 2004 consisted of the following:

Summary of Properties

				Total 2004		Percent of
		Units/		Property		Total 2004		Percentage
	Number of	GRA/		Revenue (2)		Property		Occupancy at
Type of Property	Properties	NRA (1)		(in thousands)		Revenue (2)		Dec. 31, 2004 (3)

Multifamily	78	25,009	(4)	$123,413		31.5%		94.6%
Office	27	5,870,155	(5)	98,690		25.2%		92.2%
Retail	48	15,293,475	(6)	169,217		43.3%		91.4%

Total	153			$391,320	(7)	100.0	%(7)

(1)	Units (in this table only) refers to multifamily units, GRA refers to gross retail area, which includes gross leasable area and space owned by anchor tenants and NRA refers to net rentable area of office space. Information is presented as of December 31, 2004.

(2)	Includes our proportionate share of revenue from those multifamily, office and retail properties accounted for under the equity method, and our share of the properties disposed of in 2004.

(3)	Excludes the units/square feet of development or expansion phases of four multifamily properties, one office property and one retail property that had not achieved stabilized occupancy as of December 31, 2004.

(4)	Amount includes 9,520 units at 33 multifamily properties, in which we maintain a 10.0% - 25.0% ownership interest.

(5)	Amount includes 29,988 square feet at one office property, in which we maintain a 33.33% ownership interest.

(6)	Amount includes 556,000 square feet at three retail properties, in which we maintain a 10.0% — 45.0% ownership interest.

(7)	Amount includes $18,299 of our proportionate share of revenue from unconsolidated properties and $43,985 of revenue from properties classified as discontinued operations during 2004. In order to arrive at consolidated property revenues of $329,036, in accordance with GAAP, these amounts must be removed from the total property revenue. Management believes including our proportionate share of revenue from unconsolidated properties and revenues from discontinued operations provides investors with a more complete description of our gross revenues.

Multifamily Properties

          The 78 multifamily properties contain a total of 25,009 garden-style apartments and range in size from 125 to 1,080 units. Twenty-one multifamily properties (containing a total of 7,902 apartment units) are located in Alabama, ten multifamily properties (containing a total of 2,340 units) are located in Arizona, sixteen multifamily properties (containing a total of 5,998 units) are located in Florida, eleven multifamily properties (containing a total of 2,729 units) are located in Georgia, two multifamily properties (containing a total of 498 units) are located in Mississippi, three multifamily properties (containing a total of 858 units) are located in Nevada, three multifamily properties (containing a total of 1,025 units) are located in New Mexico, three multifamily properties (containing 872 units) are located in North Carolina, two multifamily properties (containing a total of 764 units) are located in South Carolina, two multifamily properties (containing 618 units) are located in Tennessee and five multifamily properties (containing 1,405 units) are located in Texas. Each of the multifamily properties is established in its local market and provides residents with numerous amenities, which may include a swimming pool, exercise room, jacuzzi, clubhouse, laundry room, tennis court(s), and/or a playground. All of the multifamily properties are managed by us.

          The following table sets forth certain additional information relating to the multifamily properties as of and for the year ended December 31, 2004.

Multifamily Properties

						Average		Total Multifamily		Percent of Total
		Year	Number	Approximate		Rental		Property		2004 Multifamily
Multifamily		Completed	of	Rentable Area	Percent	Rate		Revenue for		Property
Property (1)	Location	(2)	Units (3)	(Square Feet)	Occupied	Per Unit		2004		Revenue (4)
Alabama:
CG at Edgewater	Huntsville	1990	500	541,650	91.2%	$726		$4,051,689		3.3%
CG at Galleria	Birmingham	1986/96	1,080	1,195,186	95.3%	694		8,285,544		6.7%
CG at Galleria Woods	Birmingham	1994	244	260,720	98.8%	731		2,041,770		1.7%
CG at Inverness Lakes II (7)	Mobile	1996	312	329,926	88.5%	736		328,716		0.3%
CG at Liberty Park	Birmingham	2000	300	338,684	93.7%	991		3,189,075		2.6%
CG at Madison	Huntsville	2000	336	354,592	95.8%	796		3,058,991		2.5%
CG at Mountain Brook (7)	Birmingham	1987/91	392	392,700	97.7%	736		448,638		0.4%
CG at Promenade	Montgomery	2000	384	424,372	90.1%	867		3,822,966		3.1%
CG at Riverchase	Birmingham	1984/91	468	745,840	96.2%	838		4,335,096		3.5%
Colony Woods (7)	Birmingham	1988	414	450,682	96.1%	702		86,471		0.1%
CV at Ashford Place	Mobile	1983	168	139,128	97.0%	578		990,322		0.8%
CV at Cahaba Heights (7)	Birmingham	1992	125	131,230	92.0%	830		160,210		0.1%
CV at Hillwood (7)	Montgomery	1984	160	150,912	86.3%	644		169,288		0.1%
CV at Huntleigh Woods	Mobile	1978	233	199,052	95.3%	559		1,249,230		1.0%
CV at Inverness	Birmingham	1986/87/90	586	551,597	95.2%	653		4,167,012		3.4%
CV at Inverness Lakes I (7)	Mobile	1983	186	176,460	96.2%	627		172,109		0.1%
CV at Research Park	Huntsville	1987/94	736	809,343	95.1%	628		5,386,180		4.4%
CV at Rocky Ridge (7)	Birmingham	1984	226	258,900	92.9%	727		258,037		0.2%
CV at Trussville	Birmingham	1996/97	376	410,340	94.7%	771		3,187,538		2.6%
Madison at Shoal Run (7)	Birmingham	1985	276	249,300	97.1%	626		52,454		0.0%
Meadows at Brook Highland (7)	Birmingham	1987	400	465,605	99.5%	698		77,140		0.1%

Subtotal — Alabama			7,902	8,576,219	94.8%	720		45,518,476		36.9%

Arizona
Arabian Trials (7)	Scottsdale	1986	384	347,240	94.8%	1,061		93,174	(6)	0.1%
Casa Lindas (7)	Tucson	1986	144	160,624	92.4%	764		37,294	(6)	0.0%
Colonia del Rio (7)	Tucson	1985	176	177,892	91.5%	733		46,917	(6)	0.0%
Fairway Crossing (7)	Phoenix	1986	310	303,170	94.8%	765		77,104	(6)	0.1%
Hacienda del Rio (7)	Tucson	1983	248	152,504	91.1%	477		47,934	(6)	0.0%
La Entrada (7)	Scottsdale	1988	130	112,810	96.9%	806		34,587	(6)	0.0%
Pinnancle Heights (7)	Tucson	1995	310	339,364	94.5%	851		91,266	(6)	0.1%
Posada del Este (7)	Phoenix	1979	148	128,894	94.6%	803		41,591	(6)	0.0%
Rancho Viejo (7)	Phoenix	1985	266	207,366	91.7%	671		54,204	(6)	0.0%
Springhill (7)	Tucson	1988	224	175,520	88.4%	614		46,075	(6)	0.0%

Subtotal — Arizona			2,340	2,105,384	93.1%	772		570,146		0.5%

Florida:
CG at Bayshore (7)	Bradenton	1997	376	368,900	98.4%	826		448,146	(6)	0.4%
CG at Cypress Crossing	Orlando	1999	250	314,596	96.4%	1,045		2,664,538		2.2%
CG at Gainesville	Gainesville	1989/93/94	560	488,624	96.1%	825		4,561,856		3.7%
CG at Heather Glen	Orlando	2000	448	524,074	98.9%	953		4,468,945		3.6%
CG at Heathrow	Orlando	1997	312	370,028	99.8%	993		3,080,753		2.5%
CG at Hunter’s Creek	Orlando	1997	496	624,464	99.0%	970		5,063,906		4.1%
CG at Lakewood Ranch	Sarasota	1999	288	301,656	96.5%	1,014		3,197,060		2.6%
CG at Metrowest	Orlando	1997	311	313,500	97.1%	858		2,852,278		2.3%
CG at Palma Sola (7)	Bradenton	1992	340	291,796	96.2%	801		375,727	(6)	0.3%
CG at River Hills (7)	Tampa	1991/97	776	690,312	91.4%	700		837,237		0.7%
CG at Seven Oaks	Tampa	2004	318	301,131	LU (9)	959		735,008	(6)	0.6%
CG at TownPark	Orlando	2002	456	584,664	97.4%	1,061		4,857,509		3.9%
CG at TownPark Reserve	Orlando	2004	67	64,900	LU (9)	1,317		241,341		0.2%
CV at Lake Mary	Orlando	1991/95	504	431,396	98.0%	775		3,977,076		3.2%
CV at Ponte Vedra (7)(8)	Jacksonville	1988						133,989		0.1%
CV at TownPark	Sarasota	2002	272	316,370	94.1%	1,063		2,921,914		2.4%
CV at Twin Lakes	Orlando	2004	224	138,200	LU (9)	1,205		191,728		0.2%

Subtotal — Florida			5,998	6,124,611	96.6%	909		40,609,011		32.9%

Georgia:
CG at Barrington Club (7)	Macon	1996	176	191,940	93.2%	743		195,663		0.2%
CG at Berkeley Lake	Atlanta	1998	180	243,941	95.0%	1,060		1,153,379	(6)	0.9%
CG at McGinnis Ferry	Atlanta	1997	434	510,000	97.5%	658		282,763	(6)	0.2%
CG at Mount Vernon	Atlanta	1997	213	257,180	96.2%	1,118		1,453,847	(6)	1.2%
CG at River Oaks	Atlanta	1992	216	276,208	95.4%	1,023		1,284,900	(6)	1.0%
CG at River Plantation	Atlanta	1994	232	311,000	96.1%	1,039		1,527,523	(6)	1.2%
CG at Sugarloaf	Atlanta	2002	250	329,600	96.0%	995		1,468,202	(6)	1.2%
CG at Wesleyan	Macon	1997	328	382,946	93.6%	775		2,411,095		2.0%
CV at Stockbridge (7)	Stockbridge	1993/94	240	253,200	95.0%	797		276,170		0.2%
CV at Timothy Woods	Athens	1996	204	211,444	92.2%	821		1,749,301		1.4%
CV at Vernon Marsh (8)	Savannah	1986/87						1,055,901		0.9%
CV at Walton Way	Augusta	1984	256	254,264	92.2%	676		2,157,308		1.7%

Subtotal — Georgia			2,729	3,221,723	95.0%	858		15,016,052		12.2%

Mississippi:
CG at The Reservoir	Jackson	2000	170	195,605	92.4%	892		1,793,013		1.5%
CV at Natchez Trace	Jackson	1995/97	328	342,800	90.2%	759		2,801,645		2.3%

Subtotal — Mississippi			498	538,405	91.0%	804		4,594,658		3.7%

Nevada
Desert Lakes (7)	Las Vegas	1991	184	188,360	96.2%	912		61,087	(6)	0.0%
Pinnacle Flamingo West (7)	Las Vegas	1986	324	320,364	92.9%	881		107,992	(6)	0.1%
Talavera (7)	Las Vegas	1995	350	353,724	94.6%	928		128,297	(6)	0.1%

Subtotal — Nevada			858	862,448	94.3%	907		297,376		0.2%

New Mexico
Pinnacle Estates (7)	Albuquerque	1998	294	313,420	91.2%	891		101,103	(6)	0.1%
Pinnacle High Desert (7)	Albuquerque	1986	430	478,036	93.0%	966		159,650	(6)	0.1%
Pinnacle High Resort (7)	Albuquerque	1998	301	322,770	86.0%	829		92,192	(6)	0.1%

Subtotal — New Mexico			1,025	1,114,226	90.4%	904		352,945		0.3%

North Carolina:
CG at Arringdon	Raleigh/Durham	2003	320	336,000	86.8%	920		1,825,256	(6)	1.5%
CG at Beverly Crest	Charlotte	1996	300	278,685	88.7%	848		424,769	(6)	0.3%
CG at Patterson Place	Durham	1997	252	238,700	88.5%	936		395,038	(6)	0.3%

Subtotal — North Carolina			872	853,385	87.9%	900		2,645,063		2.1%

South Carolina:
CV at Ashley Plantation	Bluffton	1998/2000	414	425,095	89.4%	829		3,229,950		2.6%
CV at Caledon Wood	Greenville	1995/96	350	348,305	96.0%	730		2,382,477		1.9%

Subtotal — South Carolina			764	773,400	92.4%	784		5,612,427		4.5%

Tennessee
CG at Brentwood (7)	Nashville	1995	254	242,200	85.4%	956		202,493	(6)	0.2%
CV at Hendersonville (7)	Nashville	1992	364	250,400	84.1%	677		203,818	(6)	0.2%

Subtotal — Tennessee			618	492,600	84.6%	794		406,311		0.3%

Texas:
The Cunningham Apartments (7)	Austin	2000	280	257,380	92.9%	849		260,230	(6)	0.2%
CV at Haverhill	San Antonio	1997	322	326,914	93.2%	992		3,049,436		2.5%
CV at Quarry Oaks	Austin	1996	533	459,800	94.0%	797		3,958,335		3.2%
CV at Sierra Vista	Austin	1999	232	204,400	94.8%	769		522,678	(6)	0.4%
CV at Silverado	Austin	2004	38	38,100	LU (9)					0.0%

Subtotal — Texas			1,405	1,286,594	93.7%	849		7,790,679		6.3%

TOTAL			25,009	25,948,995	94.6%	$818	(5)	$123,413,144		100.0%

(footnotes on next page)

(1)	All multifamily properties are 100% owned by us with the exception of the properties noted in (7) below. In the listing of multifamily property names, CG has been used as an abbreviation for Colonial Grand and CV as an abbreviation for Colonial Village.

(2)	Year initially completed and, where applicable, year(s) in which additional phases were completed at the property.

(3)	Units (in this table only) refers to multifamily apartment units. Number of units includes all apartment units occupied or available for occupancy at December 31, 2004.

(4)	Percent of Total Multifamily 2004 Property Revenue represents each property’s proportionate share of revenue from our 78 multifamily properties, including the partially-owned properties.

(5)	Represents weighted average rental rate per unit of the 78 multifamily properties at December 31, 2004.

(6)	Represents revenues from the date of our acquisition of this property in 2004 through December 31, 2004.

(7)	We hold a 10% — 25% non-controlling interest in these joint ventures.

(8)	These properties were sold during 2004.

(9)	These properties are currently in lease-up (LU) and are not included in the Percent Occupied and Average Rental Rate per Unit totals.

     The following table sets forth the total number of units, percent leased and average base rental rate per unit as of the end of each of the last five years for the multifamily properties:

			Average Base
	Number	Percent	Rental Rate
Year-End	of Units (1)	Leased (2)	Per Unit
December 31, 2004	25,009	94.6%	$818
December 31, 2003	15,224	92.9%	$794
December 31, 2002	14,556	88.1%	$785
December 31, 2001	16,256	92.8%	$752
December 31, 2000	17,189	94.0%	$707

(1)	Units (in this table only) refers to multifamily units owned at year end, which includes 9,520 units that we partially owned at December 31, 2004.

(2)	Represents weighted average occupancy of the multifamily properties that had achieved stabilized occupancy at the end of the respective period.

Office Properties

     The 27 office properties contain a total of approximately 5.9 million net rentable square feet. Seventeen of the office properties are located in Alabama (representing 54.7% of the office portfolio’s net rentable square feet), seven are located in Florida, and three are located in Atlanta, Georgia. The office properties range in size from approximately 20,900 square feet to 807,100 square feet. All of the office properties are managed by us.

     The following table sets forth certain additional information relating to the office properties as of and for the year ended December 31, 2004.

Office Properties

						Average Base	Total Office		Percent of
		Year	Net Rentable		Total	Rent Per	Property		Total 2004
		Completed	Area	Percent	Annualized	Leased	Revenue for		Office Property
Office Property (1)	Location	(2)	Square Feet	Leased	Base Rent	Square Foot	2004 (3)		Revenue (4)
Alabama:
250 Commerce St	Montgomery	1904/81	37,447	100.0%	$469,284	$14.57	$480,017		0.5%
AmSouth Center	Huntsville	1990	154,521	93.2%	2,741,554	19.73	3,131,476		3.2%
Colonial Center Blue Lake	Birmingham	1982/95	165,144	79.8%	1,794,570	19.17	2,512,773		2.5%
Colonial Center Colonnade	Birmingham	1989/99	421,434	97.5%	7,132,550	17.90	9,290,697		9.4%
Colonial Center Lakeside	Huntsville	1989/90	121,513	100.0%	1,925,003	15.84	2,018,452		2.0%
Colonial Center Research Park	Huntsville	1999	133,482	98.9%	2,059,682	16.87	2,263,888		2.3%
Colonial Center Research Place	Huntsville	1979/84/88	272,558	100.0%	3,581,075	13.14	3,489,936		3.5%
Colonial Plaza	Birmingham	1999	170,850	89.0%	2,936,520	22.06	3,540,214		3.6%
DRS building	Huntsville	1972/86/90/03	215,500	100.0%	1,681,571	7.80	1,564,624	(6)	1.6%
Independence Plaza	Birmingham	1979	105,963	98.4%	1,950,611	24.03	1,925,214		2.0%
International Park	Birmingham	1987/89/99	210,733	98.9%	4,271,876	26.13	4,100,384		4.2%
Interstate Park	Montgomery	1982-85/89	230,500	95.5%	3,453,241	15.34	3,278,378		3.3%
Land Title Bldg.	Birmingham	1975	29,988	100.0%	396,855	14.28	172,176		0.2%
Perimeter Corporate Park	Huntsville	1986/89	234,700	91.6%	3,463,249	15.99	3,846,066		3.9%
Progress Center	Huntsville	1983-91	224,400	96.7%	2,194,163	11.25	2,644,488		2.7%
Research Park Office Center	Huntsville	1984/00	176,600	96.2%	1,768,663	10.41	370,994	(6)	0.4%
Riverchase Center	Birmingham	1984-88	305,200	87.1%	2,778,848	10.61	3,798,611		3.8%

Subtotal-Alabama			3,210,533	95.0%	44,599,315	19.49	48,428,388		49.1%

Florida:
901 Maitland Center	Orlando	1985	154,600	67.8%	1,925,143	19.19	2,193,781		2.2%
Colonial Center 100 at TownPark	Orlando	2001	153,569	99.1%	3,202,103	21.28	3,314,310		3.4%
Colonial Center 200 at TownPark	Orlando	2003	155,200	98.8%	2,886,579	19.25	2,786,089		2.8%
Colonial Center 600 at TownPark	Orlando	2002	199,585	100.0%	3,850,567	19.29	3,999,161		4.1%
Colonial TownPark Office	Orlando	2004	34,900	LU(7)	397,334	LU	173,438	(6)	0.2%
Colonial Center Heathrow	Orlando	1988/96/00	807,100	85.0%	13,783,769	18.19	15,483,705		15.7%
Concourse Center	Tampa	1981/85	292,200	93.0%	3,018,204	15.44	4,793,763		4.9%

Subtotal-Florida			1,797,154	87.2%	29,063,699	19.04	32,744,247		33.2%

Georgia:
Colonial Center at Mansell Overlook	Atlanta	1987/96/97/00	652,800	94.6%	12,643,848	23.98	14,713,945		14.9%
Colonial Center at Mansell Overlook 400	Atlanta	1987/96/97/00	188,800	72.5%	1,560,088	12.73	1,994,511		2.0%
Shoppes at Mansell	Atlanta	1996/97	20,868	100.0%	462,206	22.15	571,701		0.6%
Village at Roswell Summit	Atlanta	1988					236,792	(5)	0.2%

Subtotal-Georgia			862,468	90.0%	14,666,142	21.77	17,516,949		17.7%

TOTAL			5,870,155	92.2%	$88,329,156	$17.48	$98,689,584		100.0%

(1)	All office properties are 100% owned by us with the exception of Land Title Building, which is 33.33% owned by us.

(2)	Year initially completed and, where applicable, most recent year in which the property was substantially renovated or in which an additional phase of the property was completed.

(3)	Total 2004 Office Property Revenue is our share (based on its percentage ownership of the property) of Total Office Property Revenue, unless otherwise noted.

(4)	Percent of Total Office 2004 Property Revenue represents each property’s proportionate share of revenue from our 27 office properties, including partially owned properties.

(4)	The Village at Roswell Summit building, a 25,500 square foot building, was sold during 2004.

(6)	Represents revenues from the date of our acquisition or completion of development of this property in 2004 through December 31, 2004.

(7)	This property is currently in lease-up (LU) and is not included in the Percent Leased and Average Base Rent per Leased Square Foot property totals.

     The following table sets out a schedule of the lease expirations for leases in place as of December 31, 2004, for the office properties (including all lease expirations for partially-owned properties).

		Net Rentable	Annualized	Percent of Total
Year of	Number of	Area Of	Base Rent of	Annual Base Rent
Lease	Tenants with	Expiring Leases	Expiring	Represented by
Expiration	Expiring Leases	(Square Feet) (1)	Leases (1)(2)	Expiring Leases (1)
2005	119	578,283	$10,084,518	11.2%
2006	110	806,468	14,219,647	15.8%
2007	116	1,003,077	17,981,590	20.0%
2008	75	510,494	8,213,229	9.1%
2009	72	518,124	8,717,147	9.6%
2010	33	557,569	8,256,110	9.2%
2011	13	331,722	5,595,869	6.2%
2012	6	385,484	7,564,866	8.4%
2013	5	306,140	3,201,762	3.5%
2014	2	25,154	456,105	0.5%
Thereafter	8	391,186	5,836,890	6.5%

	559	5,413,701	$90,127,733	100.0%

(1)	Excludes approximately 430,000 square feet of space not leased as of December 31, 2004.

(2)	Annualized base rent is calculated using base rents as of December 31, 2004.

     The following sets forth the net rentable area, total percent leased and average base rent per leased square foot for each of the last five years for the office properties:

			Average Base
	Rentable Area	Total	Rent Per Leased
Year-End	(Square Feet) (2)	Percent Leased	Square Foot (1)
December 31, 2004	5,870,000	92.2%	$17.48
December 31, 2003	5,464,000	89.7%	$18.56
December 31, 2002	5,185,000	91.0%	$18.24
December 31, 2001	3,518,000	92.1%	$18.02
December 31, 2000	3,244,000	94.6%	$16.43

(1)	Average base rent per leased square foot is calculated using base rents as of December 31 for each respective year.

(2)	Rentable square feet includes 29,988 square feet that is partially owned by us at December 31, 2004.

Retail Properties

     The 48 retail properties contain a total of approximately 15.3 million square feet (including space owned by anchor tenants). Nineteen of the retail properties are located in Alabama, twelve are located in Florida, six are located in Georgia, five are located in North Carolina, one is located in South Carolina, one is located in Tennessee, three are located in Texas, and one is located in Virginia. The retail properties consist of 16 enclosed regional malls and 32 community shopping centers. All of the retail properties are managed by us.

     The following table sets forth certain information relating to the retail properties as of and for the year ended December 31, 2004.

Retail Properties

								Average
			Gross					Base
			Retail					Rent Per	Total Retail		Percent of
		Year	Area		Number		Total	Leased	Property		Total 2004
		Completed	(Square		Of	Percent	Annualized	Square	Revenue for		Retail Property
Retail Property (1)	Location	(2)	Feet) (3)		Stores	Leased (3)	Base Rent	Foot (4)	2004		Revenue (5)
Alabama:
Brookwood Village Center	Birmingham	1973/91	88,158		7	93.0%	$775,707	$14.48	$960,076		0.6%
Colonial Brookwood Village	Birmingham	1973/91	368,955		68	94.8%	6,344,935	27.32	9,479,585		5.6%
Colonial Brookwood Village			232,000	(6)
Colonial Mall Bel Air	Mobile	1966/90/97	1,001,568		116	96.5%	10,461,931	24.96	14,873,903		8.8%
Colonial Mall Bel Air			333,990	(6)
Colonial Mall Decatur	Decatur	1979/89	495,146		49	83.7%	3,569,114	19.37	5,064,706		3.0%
Colonial Mall Decatur			80,866	(6)
Colonial Mall Gadsden	Gadsden	1974/91	516,989		58	95.5%	3,941,916	22.64	6,775,632	(9)	4.0%
Colonial Promenade Hoover	Birmingham	2002	164,831		35	98.8%	2,125,339	18.39	268,734		0.2%
Colonial Promenade Hoover			215,766	(6)
Colonial Promenade Madison	Madison	2000	110,712		15	100.0%	1,201,489	13.88	361,960		0.2%
Colonial Promenade Montgomery	Montgomery	1990/97	165,114		20	75.0%	1,267,024	13.99	2,121,127		1.3%
Colonial Promenade Montgomery			44,000	(6)
Colonial Promenade Montgomery North	Montgomery	1990/97	108,082		9	98.0%	1,051,233	16.12	1,183,739		0.7%
Colonial Promenade Montgomery North			101,830	(6)
Colonial Promenade Trussville	Birmingham	2000	388,302		20	97.7%	3,193,214	13.11	4,067,677		2.4%
Colonial Promenade Trussville II	Birmingham	2004	58,182		17	97.3%	866,627	16.37	694,728	(7)	0.4%
Colonial Promenade Tutwiler Farm	Birmingham	2000	514,120		17	100.0%	2,639,635	15.39	3,691,822		2.2%
Colonial Shoppes Bellwood	Montgomery	1988	88,482		18	95.1%	738,219	12.86	865,461		0.5%
Colonial Shoppes Clay	Birmingham	1982	66,302		11	95.3%	741,051	14.03	740,719	(7)	0.4%
Colonial Shoppes Inverness	Birmingham	1984							215,700	(8)	0.1%
Colonial Shoppes McGehee	Montgomery	1986	98,255		10	77.6%	532,639	9.65	750,365		0.4%
Colonial University Village	Auburn	1973/84/89	404,718		49	83.1%	2,283,959	21.23	4,111,284		2.4%
Olde Town	Montgomery	1978/90	38,814		8	59.7%	184,163	6.44	224,386		0.1%
Parkway Place	Huntsville	1975	280,056		70	81.9%	5,823,122	28.82	4,417,020		2.6%
Parkway Place			348,200	(6)
Colonial Shops Colonnade	Birmingham	1989	116,676		26	54.8%	957,742	15.69	1,279,197		0.8%

Subtotal-Alabama			6,430,078		623	91.4%	48,699,059	20.16	62,147,821		36.7%

Florida:
Colonial Promenade Bear Lake	Orlando	1990	131,552		23	71.6%	1,272,639	15.44	1,472,168		0.9%
Colonial Promenade Boulevard Square	Pembroke Pines	2001	220,656		33	94.9%	3,353,834	26.34	1,451,161	(7)	0.9%
Colonial Promenade Burnt Store	Punta Gorda	1990	95,023		24	96.1%	895,545	13.40	1,384,250		0.8%
Colonial Promenade Deerfield	Deerfield Beach	1988/2003	378,745		58	97.6%	4,089,679	16.34	2,140,310	(7)	1.3%
Colonial Promenade Hunter’s Creek	Orlando	1993/95	222,136		25	50.6%	1,400,250	18.25	2,606,605		1.5%
Colonial Promenade Lakewood	Jacksonville	1995	195,159		49	87.6%	1,829,443	13.63	2,545,242		1.5%
Colonial Promenade Northdale	Tampa	1988	175,917		24	98.0%	1,710,468	15.17	2,370,279		1.4%
Colonial Promenade Northdale			55,000	(6)
Colonial Promenade TownPark	Orlando	2003	146,523		26	LU	2,860,943	LU	2,895,362	(10)	1.7%
Colonial Promenade University Park	Orlando	1986/89							374,208	(8)	0.2%
Colonial Promenade Wekiva	Orlando	1990	208,568		24	83.3%	1,745,276	13.95	2,547,766		1.5%
Colonial Promenade Winter Haven	Orlando	1986	197,472		20	74.9%	1,071,888	11.77	2,076,037		1.2%
Colonial Shoppes College Parkway	Ft. Myers	1986	78,879		13	100.0%	1,162,107	16.31	732,827	(7)	0.4%
Colonial Shoppes Pines Plaza	Pembroke Pines	2002	68,170		4	100.0%	1,157,980	30.00	607,826	(7)	0.4%
Orlando Fashion Square	Orlando	1973/89/93							7,204,798	(8)	4.3%

Subtotal-Florida			2,173,800		323	84.9%	22,550,052	17.69	30,408,839		18.0%

Georgia:
Britt David	Columbus	1990	109,630		10	70.0%	550,061	13.40	684,396		0.4%
Colonial Mall Glynn Place	Brunswick	1986	282,182		56	90.8%	2,448,756	16.74	4,417,033		2.6%
Colonial Mall Glynn Place			225,558	(6)
Colonial Mall Lakeshore	Gainesville	1984/97	518,290		47	86.3%	2,687,673	19.34	4,454,580		2.6%
Colonial Mall Macon	Macon	1975/88/97	764,208		143	90.6%	10,536,595	26.33	17,865,944	(9)	10.6%
Colonial Mall Macon			682,160	(6)
Colonial Mall Valdosta	Valdosta	1982/85	325,206		50	89.1%	3,047,532	20.68	5,799,394		3.4%
Colonial Mall Valdosta			73,723	(6)
Colonial Promenade Beechwood	Athens	1963/92	339,095		36	75.3%	2,503,561	17.62	3,019,310		1.8%

Subtotal-Georgia			3,320,052		342	86.3%	21,774,178	21.16	36,240,657		21.4%

North Carolina:
Colonial Mall Burlington	Burlington	1969/86/94	415,194		42	94.3%	2,617,072	21.25	5,285,116	(9)	3.1%
Colonial Mall Greenville	Greenville	1965/89/99	404,106		56	94.9%	3,285,755	20.60	5,910,030		3.5%
Colonial Mall Greenville			46,100	(6)
Colonial Mayberry Mall	Mount Airy	1968/86	149,016		20	93.0%	764,983	12.93	1,234,044	(9)	0.7%
Colonial Mayberry Mall			57,843	(6)
Colonial Shoppes Quaker	Greensboro	1968/88/97	102,223		24	79.9%	913,904	14.82	1,396,345		0.8%
Colonial Shoppes Stanly	Locust	1987/96							169,059	(8)	0.1%
Colonial Shoppes Yadkinville	Yadkinville	1971/97	90,917		12	94.7%	656,296	8.22	851,481		0.5%

Subtotal-North Carolina			1,265,399		154	93.1%	8,238,010	18.43	14,846,075		8.8%

South Carolina:
Colonial Mall Myrtle Beach	Myrtle Beach	1986	506,388		63	91.6%	4,271,418	23.20	7,984,906		4.7%

Subtotal-South Carolina			506,388		63	91.6%	4,271,418	23.20	7,984,906		4.7%

Tennessee:
Colonial Pinnacle Turkey Creek	Knoxville	2004	—		—				31,538		0.0%
Rivermont Shopping Center	Chattanooga	1986/97	73,481		11	100.0%	434,439	7.52	500,587		0.3%

Subtotal-Tennessee			73,481		11	100.0%	434,439	7.52	532,125		0.3%

Texas
Colonial Mall Temple	Temple	1981/96	446,434		61	89.6%	3,637,041	20.47	6,688,576	(9)	4.0%
Colonial Mall Temple			108,977	(6)
Colonial Pinnacle Kingwood Commons	Houston	2003	164,356		26	84.9%	2,266,774	21.70	1,986,965	(7)	1.2%
Village on Parkway	Dallas	1980	381,166		48	94.7%	5,530,619	18.65	4,618,146	(7)	2.7%

Subtotal-Texas			1,100,933		135	90.3%	11,434,434	19.93	13,293,687		7.9%

Virginia:
Colonial Mall Staunton	Staunton	1969/86/97	423,344		50	93.8%	2,305,837	12.10	3,762,465	(9)	2.2%

Subtotal-Virginia			423,344		50	93.8%	2,305,837	12.10	3,762,465		2.2%

Total			15,293,475		1,701	91.4%	$119,707,427	$19.45	$169,216,575		100.0%

(footnotes on next page)

(1)	All retail properties are 100% owned by us, with the exception of Village on the Parkway, Orlando Fashion Square, Parkway Place, Colonial Promenade Madison, and Colonial Promenade Hoover, which are owned 90%, 50%, 45%, 25%, and 10%, respectively, by us at December 31, 2004.

(2)	Year initially completed and, where applicable, year(s) in which the property was substantially renovated or an additional phase of the property was completed.

(3)	Total GRA refers to gross retail area, which includes gross leasable area and space owned by anchor tenants, but Percent Leased excludes anchor owned space.

(4)	Includes specialty store space only.

(5)	Percent of Total Retail 2004 Property Revenue represents each property’s proportionate share of revenue from our 48 retail properties, including partially owned properties.

(6)	Represents space owned by anchor tenants.

(7)	Represents revenues from the date of our acquisition or completion of development of the property in 2004 through December 31, 2004.

(8)	This property was sold during 2004.

(9)	These properties were reclassified to held for sale and are included as discontinued operations at December 31, 2004.

(10)	This property is currently in lease-up and is not included in Percent Leased and Average Base Rent per Leased Square Foot property totals.

(11)	This property is a 50% joint venture and is currently under development.

     The following table sets out a schedule of the lease expirations for leases in place as of December 31, 2004, for the retail properties:

		Net Rentable	Annualized	Percent of Total
Year of	Number of	Area Of	Base Rent of	Annual Base Rent
Lease	Tenants with	Expiring Leases	Expiring	Represented by
Expiration	Expiring Leases	(Square Feet) (1)	Leases (1)(2)	Expiring Leases (1)
2005	304	1,235,590	$17,999,745	13.7%
2006	265	1,351,676	14,289,956	10.9%
2007	291	1,447,452	15,746,923	12.0%
2008	161	1,105,207	10,436,968	7.9%
2009	202	1,529,909	13,034,323	9.9%
2010	105	974,335	10,376,345	7.9%
2011	109	614,466	9,472,193	7.2%
2012	75	1,136,493	11,597,957	8.8%
2013	64	515,338	7,139,348	5.4%
2014	67	685,851	6,410,732	4.9%
Thereafter	58	1,607,786	15,123,514	11.4%

	1,701	12,204,103	$131,628,004	100.0%

(1)	Excludes 1,107,238 square feet of space not leased as of December 31, 2004.

(2)	Annualized base rent is calculated using base rents as of December 31, 2004.

     The following table sets forth the total gross retail area, percent leased and average base rent per leased square foot as of the end of each of the last five years for the retail properties:

	Gross		Average
	Retail Area	Percent	Base Rent Per
Year-End	(Square Feet) (1)	Leased	Leased Square Foot (2)
December 31, 2004	15,294,000	91.4%	$19.45
December 31, 2003	15,343,000	89.6%	$19.84
December 31, 2002	15,475,000	89.2%	$18.36
December 31, 2001	14,951,000	89.6%	$18.03
December 31, 2000	15,184,000	90.2%	$17.38

(1)	Includes 1,119,500 square feet partially owned by us at December 31, 2004.

(2)	Average base rent per leased square foot is calculated using specialty store year-end base rent figures.

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

Property Markets

     The table below sets forth certain information with respect to the geographic concentration of the properties as of December 31, 2004.

Geographic Concentration of Properties

						Total 2004		Percent
					Total 2004	Discontinued	Total 2004	Of Total
	Units	NRA	GRA	Total 2004	Unconsolidated	Operations	Consolidated	2004 Property
State	(Multifamily) (1)	(Office)(3)	(Retail) (2)	Property Revenue (4)	Property Revenue	Property Revenue	Property Revenue	Revenue
Alabama	7,902	3,210,533	6,430,078	$156,094,684	$6,908,506	$6,807,299	$142,378,879	43.3%
Arizona	2,340	—	—	570,146	570,146	—	—	0.0%
Florida	5,998	1,797,154	2,173,800	103,762,097	8,999,897	374,208	94,387,992	28.7%
Georgia	2,729	862,468	3,320,052	68,773,658	471,833	19,163,212	49,138,613	14.9%
Mississippi	498	—	—	4,594,658	—	—	4,594,658	1.4%
New Mexico	1,025	—	—	352,945	352,945	—	—	0.0%
Nevada	858	—	—	297,376	297,376	—	—	0.0%
North Carolina	872	—	1,265,399	17,491,137	—	6,688,219	10,802,918	3.3%
South Carolina	764	—	506,388	13,597,333	—	—	13,597,333	4.1%
Tennessee	618	—	73,481	938,436	437,849	500,587	—	0.0%
Texas	1,405	—	1,100,933	21,084,366	260,230	6,688,576	14,135,560	4.3%
Virginia	—	—	423,344	3,762,465	—	3,762,465	—	0.0%

Total	25,009	5,870,155	15,293,475	$391,319,301	$18,298,782	$43,984,566	$329,035,953	100.0%

(1)	Units (in this table only) refer to multifamily apartment units.

(2)	GRA refers to gross retail area, which includes gross leasable area and space owned by anchor tenants.

(3)	NRA refers to net rentable area of office space.

(4)	Includes our proportionate share of revenue from those multifamily, office and retail properties accounted for under the equity method and our share of revenue of the properties disposed in 2004.

     We believe that the demographic and economic trends and conditions in the markets where the properties are located indicate a potential for continued growth in property net operating income. The properties are located in a variety of distinct submarkets within Alabama, Arizona, Florida, Georgia, Mississippi, New Mexico, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia. However, Birmingham and Huntsville, Alabama, Orlando, Tampa and Sarasota, Florida, and Macon and Atlanta, Georgia, are our primary markets. We believe that our markets in these twelve states, which are characterized by stable and increasing population and employment growth, should continue to provide a steady demand for multifamily, office, and retail properties.

Mortgage Financing

     As of December 31, 2004, we had approximately $1.86 billion of secured and unsecured indebtedness outstanding with a weighted average interest rate of 5.6% and a weighted average maturity of 5.8 years. Of this amount, approximately $502.3 million was secured mortgage financing and $1,353.5 million was unsecured debt. Our mortgaged indebtedness was secured by 29 of our consolidated properties and carried a weighted average interest rate of 5.9% and a weighted average maturity of 8.8 years. The following table sets forth our secured and unsecured indebtedness in more detail.

Mortgage Debt and Notes Payable

				Anticipated
				Annual Debt
			Principal	Service			Estimated
	Interest		Balance (as of	(1/1/05-	Maturity		Balance Due
Property (1)	Rate		12/31/04)	12/31/05)	Date (2)		on Maturity
Multifamily Properties:
CG at Edgewater	6.810%		$20,994,895	$1,722,841	01/01/11		$18,830,199
CG at Galleria	2.650	%(8)	22,400,000	605,230	06/15/26	(2)	22,400,000
CG at Galleria Woods	6.910%		9,110,878	770,502	07/01/09		8,459,760
CG at Hunters Creek	7.980%		18,999,000	1,516,120	06/30/10		18,999,000
CG at Hunters Creek	6.590%		10,514,755	1,003,232	06/30/10	(5)	4,373,743
CG at Madison	3.060	%(8)	16,506,727	1,090,637	08/01/11		4,132,410
CG at Natchez Trace	8.300%		6,600,433	577,801	09/01/35		47,813
CG at Natchez Trace	8.250%		3,946,802	351,254	02/01/37		29,071
CG at Berkeley Lake	7.150%		8,310,790	845,238	06/15/08		7,313,602
CG at Mount Vernon	7.180%		13,020,146	1,303,190	02/01/08		11,640,624
CG at River Oaks	5.540%		10,670,609	747,117	09/01/13		9,061,735
CG at River Plantation	7.090%		11,886,988	1,188,652	10/15/08		10,421,328
CG at Sugarloaf	7.380%		17,729,018	2,057,149	04/05/06		15,757,361
CG at Promenade	6.810%		21,901,493	4,362,853	01/01/11		19,643,321
CG at Research Park	2.720	%(8)	12,775,000	346,523	06/15/26	(2)	12,775,000
CG at Reservoir	3.520	%(8)	8,173,996	578,903	04/01/12		7,192,133
CG at Riverchase	3.060	%(8)	19,444,358	923,469	07/01/11		6,240,833
CG at Wesleyan	7.490%		11,598,394	1,063,210	08/27/09		10,694,650
CV at Ashley Plantation	7.980%		15,090,000	1,204,182	06/30/10		15,090,000
CV at Ashley Plantation	6.590%		8,803,724	834,308	06/30/10	(5)	4,339,741
CV at Gainesville	3.520	%(8)	25,344,175	1,794,816	04/01/12		22,243,422
CV at Inverness	2.640	%(8)	9,900,000	267,491	06/15/26	(2)	9,900,000
CV at Lake Mary	7.980%		14,100,000	1,125,180	06/30/10		14,100,000
CV at Lake Mary	6.590%		8,140,281	730,002	06/30/10	(5)	3,620,835
CV at Timothy Woods	7.490%		9,182,097	831,711	09/01/09		8,466,599
CV at Trussville	3.520	%(8)	16,048,385	808,411	04/01/12		14,074,930
Office Properties:
Colonial Center at Mansell Overlook 100	8.250%		16,194,048	1,325,962	01/10/08		15,313,506
Retail Properties:
CP Montgomery	7.490%		11,823,529	879,863	09/01/06		10,876,590
Village on Parkway	5.770%		47,000,000	2,747,469	07/11/11		47,000,000
CP Boulevard Square	7.220%		27,087,264	2,226,897	08/01/32		24,161,598
CS Pines Plaza	5.420%		9,288,128	509,629	10/01/10		8,605,981
CP Deerfield	5.900%		31,866,395	1,898,521	02/01/13		27,710,438
CP College Parkway	7.100%		7,415,491	535,705	07/01/09		7,117,418
Other debt:
Land Loan	3.470%		418,104	14,508	09/30/06		418,104
Line of Credit (3)	3.140	%(8)	239,970,000	11,549,602	11/22/05	(4)	239,970,000
Bridge Credit Facility	3.450	%(8)	119,000,000	122,763,375	11/22/05	(6)	119,000,000
Unsecured Senior Notes	8.050%		65,000,000	5,232,500	07/15/06		65,000,000
Unsecured Senior Notes	7.000%		175,000,000	12,219,564	07/14/07		175,000,000
Unsecured Senior Notes	6.880%		100,000,000	6,766,250	08/15/12		100,000,000
Unsecured Senior Notes	6.150%		125,000,000	7,664,028	04/15/13		125,000,000
Unsecured Senior Notes	2.170	%(7)	100,000,000	2,170,000	04/01/11		100,000,000
Unsecured Senior Notes	6.250%		300,000,000	18,750,000	06/15/14		300,000,000
Medium Term Notes	6.960%		25,000,000	1,740,000	08/01/05		25,000,000
Medium Term Notes	6.980%		25,000,000	1,745,000	09/26/05		25,000,000
Medium Term Notes	8.820%		25,000,000	2,205,000	02/07/05		25,000,000
Medium Term Notes	8.800%		20,000,000	1,760,000	02/01/10		20,000,000
Medium Term Notes	8.800%		5,000,000	440,000	03/15/10		5,000,000
Medium Term Notes	8.050%		10,000,000	805,000	12/27/10		10,000,000
Medium Term Notes	8.080%		10,000,000	808,000	12/24/10		10,000,000
Medium Term Notes	7.460%		10,000,000	746,000	12/20/06		10,000,000
FASB 133 Fair Value of Hedged Item (7)			3,269,442				3,269,442
Unamortized Discount on Senior Notes			(3,737,844)				(3,737,844)

TOTAL CONSOLIDATED DEBT			$1,855,787,498	$236,152,895			$1,774,553,343

(footnotes on next page)

(1)	As noted in the table, certain properties were developed in phases and separate mortgage indebtedness may encumber each of the various phases. In the listing of property names, CG has been used as an abbreviation for Colonial Grand, CP as an abbreviation for Colonial Promenade, CS as an abbreviation for Colonial Shoppes and CV as an abbreviation for Colonial Village.

(2)	The maturity date noted represents the date on which credit enhancement expires for the tax-exempt municipal bonds put in place as part of the original financing for the property. The stated maturity date for the loans is August 1, 2022.

(3)	This line of credit facility bears interest at a variable rate, based on LIBOR plus a spread of 105 basis points. The facility also includes a competitive bid feature that allows us to convert up to $160 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. At December 31, 2004, we had $160.0 million outstanding under the competitive bid feature.

(4)	This credit facility is renewable in November 2005 and provides for a one-year extension.

(5)	Represents floating rate debt that has been swapped to a fixed rate of 6.59%.

(6)	This bridge facility was entered into in October 2004 and matures in November 2005.

(7)	Represents fixed rate debt that has been swapped to a floating rate of 2.17% at December 31, 2004 and is accounted for as a fair-value hedge.

(8)	Represents variable rate debt.

     In addition, the properties in which we own partial interests (and are not consolidated in our financial statements) also are subject to existing mortgage indebtedness. Our pro-rata share of such indebtedness as of December 31, 2004 was as follows:

		Company’s Share
	Company’s	of Principal
	Percentage	Balance (as of	Interest		Maturity
Unconsolidated Entity	Ownership	12/31/04)	Rate		Date
Multifamily Properties:
Barrington, LLC	15.0%	$950,014	7.60%		10/01/09
Cahaba Heights, LLC	15.0%	792,659	7.60%		10/01/09
Mountain Brook, LLC	15.0%	2,367,537	7.60%		10/01/09
River Hills, LLC	15.0%	3,756,326	7.60%		10/01/09
Stockbridge, LLC	15.0%	1,493,937	7.60%		10/01/09
Hillwood, LLC	15.0%	499,500	3.31	%(1)	12/15/30
Hillwood, LLC	15.0%	289,563	7.80%		10/01/20
Inverness Lakes I, LLC	15.0%	600,000	3.44	%(1)	12/15/30
Inverness Lakes I, LLC	15.0%	318,881	7.80%		07/01/20
Inverness Lakes II, LLC	15.0%	1,954,775	8.11%		05/01/10
Rocky Ridge, LLC	15.0%	900,000	3.31	%(1)	12/15/30
Rocky Ridge, LLC	15.0%	275,658	7.74%		10/01/16
Bayshore (CG)	25.0%	4,901,245	6.85%		11/01/11
Palma Sola (CG)	25.0%	3,926,935	7.03%		04/01/12
The Cunningham Apartments	20.0%	2,793,554	5.18%		06/15/09
Colony Woods	10.0%	1,715,000	4.18	%(1)	11/04/08
Madison at Shoal Run	10.0%	980,000	4.18	%(1)	11/04/08
Meadows at Brook Highland	10.0%	1,536,000	4.18	%(1)	11/04/08
Brentwood (CG)	25.0%	3,734,679	7.22%		01/01/11
Hendersonville (CV)	25.0%	3,660,968	7.22%		01/01/11
Pinnacle High Resort	20.0%	2,966,000	4.67%		11/01/11
Pinnacle High Resort	20.0%	741,600	3.10	%(1)	11/01/11
Pinnacle Estates	20.0%	3,312,200	4.67%		11/01/11
Pinnacle Estates	20.0%	828,000	3.10	%(1)	11/01/11
Hacienda Del Rio	20.0%	972,640	4.67%		11/01/11
Hacienda Del Rio	20.0%	243,160	3.10	%(1)	11/01/11
Pinnacle at High Desert	20.0%	5,535,000	4.67%		11/01/11
Pinnacle at High Desert	20.0%	1,383,800	3.10	%(1)	11/01/11
Desert Lakes	20.0%	1,903,680	4.67%		11/01/11
Desert Lakes	20.0%	475,920	3.10	%(1)	11/01/11
Flamingo West	20.0%	3,151,040	4.67%		11/01/11
Flamingo West	20.0%	787,760	3.10	%(1)	11/01/11
Talavera	20.0%	3,780,000	4.67%		11/01/11
Talavera	20.0%	945,000	3.10	%(1)	11/01/11
Colonial Del Rio	20.0%	1,306,800	4.67%		11/01/11
Colonial Del Rio	20.0%	326,800	3.10	%(1)	11/01/11
Fairway Crossings	20.0%	2,050,560	4.67%		11/01/11
Fairway Crossings	20.0%	512,640	3.10	%(1)	11/01/11
Posada Del Este	20.0%	890,880	4.67%		11/01/11
Posada Del Este	20.0%	222,720	3.10	%(1)	11/01/11
Casalindas	20.0%	990,880	4.67%		11/01/11
Casalindas	20.0%	247,720	3.10	%(1)	11/01/11
Pinnacle Heights	20.0%	2,775,040	4.67%		11/01/11
Pinnacle Heights	20.0%	693,760	3.10	%(1)	11/01/11
Spring Hill	20.0%	1,301,000	4.67%		11/01/11
Spring Hill	20.0%	325,200	3.40	%(1)	11/01/11
Rancho Viejo	20.0%	1,533,800	4.67%		11/01/11
Rancho Viejo	20.0%	383,400	3.40	%(1)	11/01/11
La Entrada	20.0%	889,920	4.67%		11/01/11
La Entrada	20.0%	222,480	3.10	%(1)	11/01/11
Arabian Trails	20.0%	3,043,680	4.67%		11/01/11
Arabian Trails	20.0%	760,920	3.10	%(1)	11/01/11

Office Property:
Land Title Building	33.3%	478,440	8.10%		02/01/15

Retail Properties:
Highway 150, LLC	10.0%	1,737,050	5.94%		01/11/13
Parkway Place	45.0%	26,470,797	3.09	%(1)	12/20/05

Total Unconsolidated Debt		$111,637,518	4.85%

(1)	Represents variable rate debt.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of our security holders during the fourth quarter of 2004.

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters.

     There is no established public trading market for the units. As of March 8, 2005, there were 94 holders of record of units.

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

     The following table sets forth the distributions per unit paid by us during the periods noted:

Calendar Period	Distribution
2004
First Quarter	$0.670
Second Quarter	$0.670
Third Quarter	$0.670
Fourth Quarter	$0.670

2003
First Quarter	$0.665
Second Quarter	$0.665
Third Quarter	$0.665
Fourth Quarter	$0.665

Item 6. Selected Financial Data.

     The following table sets forth selected financial and operating information on a historical basis for CRLP for each of the five years ended December 31, 2004.

Dollars in thousands, except unit data	2004	2003	2002	2001	2000
OPERATING DATA
Total revenue	$337,410	$290,004	$280,596	$266,023	$253,630
Expenses:
Depreciation and amortization	97,886	79,855	73,347	62,918	55,512
Other operating expenses	132,237	109,345	98,297	87,275	82,601
Income from operations	107,287	100,804	108,952	115,830	115,517
Interest expense	78,933	66,613	63,760	69,187	69,445
Other income (expense), net	5,013	7,352	35,855	16,656	8,539
Income from continuing operations	33,367	41,543	81,047	63,299	54,611
Income from discontinued operations	43,946	33,239	29,859	23,947	24,783
Distributions to preferred unitholders	22,274	28,608	24,438	22,280	19,813
Net income available to common unitholders	55,039	46,174	86,468	64,966	59,550
Per unit — basic and diluted:
Net income — basic	1.47	1.30	2.60	2.01	1.81
Net income — diluted	1.46	1.29	2.58	2.00	1.81
Distributions	2.68	2.66	2.64	2.52	2.40

BALANCE SHEET DATA
Land, buildings and eqiopment, net	$2,426,379	$1,970,695	$1,947,072	$1,756,255	$1,769,500
Total assets	2,801,324	2,194,867	2,129,773	2,014,383	1,943,547
Total debt	1,855,787	1,267,865	1,262,193	1,191,791	1,179,095

OTHER DATA
Total properties (at end of period)	153	112	106	108	115

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     General

     CRLP is the operating partnership of the Trust. The Trust’s shares are listed on the New York Stock Exchange. We are engaged in the ownership, development, management and leasing of multifamily properties, office buildings, retail malls and shopping centers. Our activities include full or partial ownership of a diversified portfolio of 153 properties as of December 31, 2004, located in Alabama, Arizona, Florida, Georgia, Mississippi, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas and Virginia, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing and brokerage services for commercial real estate.

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

     The following table summarizes certain key operating performance measures for our properties as of and for the years ended December 31, 2004 and 2003:

	Consolidated Properties		Unconsolidated Properties		Total Properties
	As of and for the Year		As of and for the Year		As of and for the Year
	Ended December 31,		Ended December 31,		Ended December 31,
	2004	2003	2004	2003	2004	2003
Multifamily Properties

Physical Occupancy	94.7%	92.9%	92.9%	90.5%	94.6%	92.9%
Same-Property Economic Occupancy (1)	81.8%	79.7%	n/a	n/a	81.8%	79.7%
Same-Property NOI Growth (2)	3.4%	-3.9%	n/a	n/a	3.4%	-3.9%

End of Month Scheduled Base
Rent per Unit per Month	$851	$742	$782	$718	$844	$794
Capital Expenditures per Unit	$690	$450	$487	$624	$609	$460

Office Properties

Physical Occupancy	92.2%	89.7%	100.0%	100.0%	92.2%	89.7%
Same-Property NOI Growth (2)	-3.0%	-8.5%	n/a	n/a	-3.0%	-8.5%
Base Rent per Square Foot	$18.28	$18.78	$14.86	$16.48	$17.48	$18.50
Capital Expenditures per Square Foot	$2.48	$2.47	$—	$—	$2.48	$2.47

Retail Properties

Same-Property NOI Growth (2)	1.0%	0.2%	18.8%	-9.1%	1.5%	-2.0%

Regional Malls:
Physical Occupancy	93.8%	91.8%	81.9%	79.8%	93.4%	91.4%
Base Rent per Square Foot	$22.25	$21.97	$22.86	$32.06	$22.86	$22.06
Tenant Gross Sales per Square Foot	$271.03	$271.37	$272.05	$253.03	$271.19	$270.23

Shopping Centers:
Physical Occupancy	87.9%	85.4%	99.3%	98.8%	88.5%	86.3%
Base Rent per Square Foot	$16.61	$14.08	$17.23	$16.02	$16.65	$14.38
Tenant Gross Sales per Square Foot	$212.70	$220.65	$237.48	$218.78	$214.16	$220.53

(1)	Economic Occupancy represents scheduled base rents, less vacancy loss, all concessions adjusted for straightline (including but not limited to: renewals, move-ins, models, employee units), and bad debts divided by scheduled base rents.

(2)	NOI amounts are based on our segment data. See Note 7 — Segment Information in our Notes to Consolidated Condensed Financial Statements.

     As shown in the table above, multifamily occupancy and base rents continued to trend upward in 2004. Improvements in 2004 were due primarily to the strengthening of the overall economy and acquisitions during 2004 of multifamily properties in cities such as Atlanta, GA, Austin, TX, Charlotte, NC, Raleigh-Durham, NC, and Tampa, FL. We expect to continue to make acquisitions of attractive multifamily properties in existing markets as well as in new markets as a result of our exposure to those new markets through joint ventures in multifamily properties. As previously disclosed, our pending merger with Cornerstone is expected to close in April 2005. In the event we complete the merger, we will be more subject to the economic trends specific to the multifamily sector, such as:

•	changes in job growth, household formation and population growth in our markets;

•	changes in interest rates;

•	supply and demand for apartment properties in our current markets; and

•	competition, which could limit our ability to secure attractive investment opportunities, lease apartment properties, or increase or maintain rents.

     As shown in the above table, physical occupancy of our office properties increased from 89.7% in 2003 to 92.2% in 2004. This increase was due primarily to improved leasing activity throughout the year. Our office properties continued to be negatively impacted by the absence of corporate hiring and a “buyers market” for office space in which increased tenant leverage put pressure on current rental rates. As a result, our office division’s base rent per square foot decreased from $18.50 in 2003 to $17.48 in 2004, or a -5.5% change. Additionally, for the year ended December 31, 2004, we had approximately 103,957 square feet of early lease terminations and received lease termination fees on a portion of the terminations of approximately $1.7 million from our office properties. Future rental income from our office properties may be affected by future lease terminations because we may be unable to collect the full amount that was due under the lease and may incur additional cost in re-leasing the space. Although there is no way of predicting future lease terminations, we currently anticipate they continue to decrease in 2005. We also presently believe the challenges that have faced the office division will continue to decrease throughout 2005 and that improved operating performance will be achieved throughout the year.

     During 2004, our retail property performance indicators all signaled continued improvement. Our average rents for malls and shopping centers showed continued growth. Tenant sales in our “same properties” continued to mirror the increase in rents (even though the tenant sales for all properties declined slightly due to trade-offs resulting from property acquisitions and dispositions). We had 444,000 square feet more leasing activity in 2004 than the previous year at higher average rental rates and lower average tenant improvement and leasing costs per square foot. Our occupancy for all retail properties rose from 88.7% in 2003 to 91.3% in 2004 (a 260 basis point increase also reflected in our “same properties”) with increases in occupancies in the anchor and “big box” spaces as well as in our specialty retail spaces. We acquired six new properties (all shopping centers) and sold four (one mall and three shopping centers). We completed one new development and one re-development in 2004 and have four new developments and three re-developments in progress. Our total retail assets have grown with a shift from traditional malls to “lifestyle” and power centers. We currently expect these retail occupancy and rental rate trends to continue in 2005.

     With our diversified strategy of investing in multifamily, office and retail property types, we are able to alter our asset mix to leverage market timing and maximize our investment returns. Currently, we are encouraged to see the multifamily market beginning to stabilize, and we are positioning our portfolio to benefit from that stabilization. Our diversified strategy allows us to balance risk and reward, and to leverage changing market conditions in three distinct sectors, which we believe lowers our risk profile, adds stability and sets us apart from our industry peers that are invested in a single property type.

Cornerstone Merger

     During October 2004, the Trust entered into a definitive merger agreement with Cornerstone Realty Income Trust, Inc. (“Cornerstone”), a Richmond, Virginia-based REIT focused on multifamily communities. The transaction, which is expected to close during April of 2005, is valued at approximately $1.5 billion, including the assumption or repayment of Cornerstone debt.

     The transaction is structured as a common and preferred share election merger, with Cornerstone shareholders having the right to elect to receive the merger consideration in Trust common or preferred depositary shares. More specifically, in the merger, Cornerstone shareholders will have the right to elect to receive either:

•	a number of Colonial common shares equal to the common share conversion rate, which we currently expect to be 0.2581; or

a number of Colonial 7.62% Series E preferred depositary shares, $25.00 liquidation preference per depositary share, equal to the preferred depositary share conversion rate, which we currently expect to be 0.4194;

•	for each outstanding common share of Cornerstone, subject to the restriction that the Colonial Series E preferred depositary shares issued will not exceed approximately 25% of the total merger consideration. If the number of Colonial Series E preferred depositary shares to be issued in the merger or the number of holders of Colonial Series E preferred depositary shares does not satisfy New York Stock Exchange listing conditions specified in the merger agreement, then each Cornerstone common share will be converted into a number of Colonial common shares equal to the common share conversion rate. In addition, the conversion rates are subject to various adjustments provided for in the merger agreement, although Colonial and Cornerstone do not currently expect any further material adjustments to the conversion rates. Depending upon the shareholder elections, the Trust expects to issue approximately 11 to 14 million new common shares and up to approximately $150 million of new preferred securities and refinance or assume approximately $850 million of Cornerstone’s existing secured debt. The transaction, which remains subject to approval by the common shareholders of Colonial and Cornerstone, has been unanimously approved by both boards.

     Cornerstone will have the right to terminate the transaction if our average share price for the 20 trading days preceding 10 trading days prior to the close of the transaction is below $31.00. However, in the event our share price is below such level, we have the right to continue the transaction through the payment, at our sole option, of additional Colonial Properties common shares or cash to provide Cornerstone shareholders value equivalent to that which they would have received had our share price been $31.00 for such measurement period. We have the right to terminate if our average share price exceeds $49.00 for 20 consecutive trading days preceding 10 trading days prior to the close of the transaction.

     Pursuant to the merger agreement, subsequent to the closing of the merger, the Trust will contribute its entire interest in Cornerstone’s successor by merger to CRLP and such successor by merger will become a wholly owned subsidiary of CRLP.

Recent Developments

     Fluctuations in our results of operations from period to period are affected by acquisitions, dispositions, new developments placed in service and other business transactions resulting from our efforts to develop new properties, and expand existing properties. During 2004, we completed the following new property openings, acquisitions, dispositions and business transactions:

•	In December 2004, we acquired Colonial Grand at McGinnis Ferry, a 434-unit multifamily apartment community located in Atlanta, Georgia.

•	In December 2004, we disposed of our interest in Orlando Fashion Square, a 1.0 million square foot retail asset located in Orlando, Florida.

•	In October 2004, we acquired Colonial Grand at Patterson Place, a 252-unit multifamily apartment community located in Durham, North Carolina and Colonial Grand at Beverly Crest, a 300 unit multifamily apartment community located in Charlotte, North Carolina.

•	In October 2004, we entered into a partnership agreement with Dreyfuss Real Estate Advisors (“DRA”) in which we acquired a 20% interest and management of sixteen multifamily properties located in Arizona, New Mexico, and Nevada containing a combined 4,223 units.

•	In October 2004, we acquired Research Park Office Center, a 176,600 square foot office asset located in Huntsville, Alabama.

•	In October 2004, we disposed of Colonial Village at Vernon Marsh, a 178-unit multifamily apartment community located in Savannah, Georgia.

•	In October 2004, we entered into an additional $200.0 million bridge facility with certain participants of our current $320.0 million unsecured bank line of credit. Base rate loans and euro-dollar loans are available under the bridge facility.

•	In September 2004, we acquired Colonial Grand at Seven Oaks, a 318-unit multifamily apartment community located in Tampa, Florida.

•	In September 2004, we acquired Colonial Village at Sierra Vista, a 232-unit multifamily apartment community located in Austin, Texas.

•	In September 2004, we acquired Colonial Promenade Boulevard Square, a 220,656 square foot retail asset in Pembroke Pines, Florida.

•	In September 2004, we made a $9.0 million investment in the acquisition of a majority interest in Colonnade Properties LLC, a New York based real estate investment company focused on the acquisition, management, redevelopment and stabilization of 11 million square feet of office assets.

•	In September 2004, we disposed of Colonial Shoppes at Inverness, a 28,243 square foot retail asset located in Birmingham, Alabama.

•	In August 2004, we acquired a 25% partnership interest and the management of Colonial Grand at Brentwood and Colonial Village at Hendersonville, two multifamily apartment communities located in Nashville, Tennessee comprising a total of 618 units.

•	In August 2004, we acquired three retail assets totaling approximately 526,000 square feet in South Florida. Deerfield Mall is located in Deerfield Beach, Florida, College Parkway is located in Fort Myers, Florida and Pines Plaza is located in Pembroke Pines, Florida.

•	In July 2004, we disposed of a Colonial Shoppes at Stanly, a 47,100 square foot retail asset located in Locust, North Carolina.

•	In July 2004, we disposed of Village at Roswell Summit, a 25,500 square foot office asset located in Atlanta, Georgia.

•	In June 2004, we entered into a partnership agreement with Dreyfus Real Estate Advisors (“DRA”) in which we acquired a 20% interest and management of The Cunningham Apartments, a 280 unit multifamily apartment community located in Austin, Texas.

•	In June 2004, we acquired a 25% partnership interest in Colonial Grand at Bayshore, a 376-unit multifamily apartment community, and in Colonial Grand at Palma Sola, a 340-unit multifamily apartment community. Both properties are located in Bradenton, Florida.

•	In June 2004, we acquired a 90% partnership interest in The Village on Parkway, a 381,166 square foot retail lifestyle center located in Dallas, Texas.

•	In June 2004, we acquired Colonial Grand at Berkeley Lake, Colonial Grand at River Plantation, Colonial Grand at Mount Vernon, Colonial Grand at River Oaks and Colonial Grand at Sugarloaf. These five multifamily apartment communities are located in Atlanta, Georgia and total 1,091 units.

•	In June 2004, completed a $300.0 million public debt offering of unsecured senior notes by CRLP. The notes, which mature in June 2014 bear a coupon rate of 6.25%, and were priced to yield an effective rate of 6.35% over the ten-year term.

•	In May 2004, we completed the development of Colonial Promenade Trussville II, a 59,000 square foot addition to Colonial Promenade Trussville, a community shopping center located in Birmingham, Alabama.

•	In May 2004, we disposed of our 15% interest in Colonial Grand at Ponte Vedra, a 240-unit multifamily apartment community located in Jacksonville, Florida.

•	In April 2004, we acquired Colonial Grand at Arringdon, a 320-unit multifamily apartment community located in Raleigh/Durham, North Carolina.

•	In April 2004, we acquired Kingwood Commons, a 164,356 square-foot retail lifestyle center located in Houston, Texas.

•	In April 2004, we completed a $100.0 million public debt offering of unsecured senior notes by CRLP. The notes, which mature in April 2011 bear a coupon rate of 4.80%, and were priced to yield an effective rate of 4.82% over the seven-year term.

•	In March 2004, we sold Colonial Promenade University Park I, a 215,590 square foot retail asset located in Orlando, Florida.

•	In February 2004, we acquired the DRS Building, a 215,485 square foot office asset located in Huntsville, Alabama.

•	In February 2004, we completed the redevelopment of Colonial Shoppes Clay, a 66,000 square foot community shopping center located in Birmingham, Alabama.

•	In February 2004, we modified the terms of the $100.0 million 8.875% Series B Preferred Units (the “Preferred Units”), which were originally issued in a private placement. Under the modified terms, the Preferred Units bear a distribution rate of 7.25% and are redeemable at our option, in whole or in part, after February 24, 2009, at the cost of the original capital contribution plus the cumulative priority return, whether or not declared. The terms of the Preferred Units were further modified on March 14, 2005 to extend the redemption date from February 24, 2009 to August 24, 2009. The Preferred Units are exchangeable for 7.25% Series B Preferred Shares of the Trust, in whole or in part at anytime on or after January 1, 2014, at the option of the holders.

•	Throughout 2004, we sold various parcels of land for an aggregate sales price of approximately $16.7 million.

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003

     Base rent for the year ended December 31, 2004 increased $40.5 million or 17.2% as compared with the year ended December 31, 2003. Base rent increased $30.6 million as a result of the 2004 and 2003 acquisitions and $1.2 million as a result of the completed developments in 2004. The remaining increase is primarily a result of a decrease in move-in concessions at our multifamily properties and an increase in occupancy at our retail properties.

     Percentage rent for the year ended December 31, 2004 increased $0.2 million or 9.7% as compared with the year ended December 31, 2003. The increase was primarily due to an increase in gross sales per square foot at our retail malls and the addition of new tenants at our retail malls that have recently completed redevelopment projects.

     Tenant recoveries for the year ended December 31, 2004 increased $1.4 million or 4.7% as compared with the year ended December 31, 2003. The increase was primarily the result of our 2004 and 2003 acquisitions.

     Other property related revenue for the year ended December 31, 2004 increased $1.8 million or 9.8% as compared with the year ended December 31, 2003. Of the increase, $1.4 million is attributable to a full year of operations for the properties acquired and developed in 2004 and 2003. The remaining increase is a result of ancillary income from our existing properties.

     Other non-property related revenue for the year ended December 31, 2004 increased $3.6 million as compared with the year ended December 31, 2003. The increase is primarily due to an increase in property management and leasing income of $3.0 million, as a result of the new multifamily third party management agreements and the acquisition of Colonnade Properties, LLC. The remaining increase is a result of an increase in development and third party construction fees.

     General operating expenses of our operating properties for the year ended December 31, 2004 increased $3.3 million or 15.3% as compared to the year ended December 31, 2003. General operating expenses of the properties acquired and developed during 2004 and 2003 increased $2.5 million in 2004 as compared to 2003. The remaining increase is a result of increased operating costs at our existing properties.

     Salaries and benefits of our operating properties for the year ended December 31, 2004 increased $3.0 million or 20.9% as compared to the year ended December 31, 2003. Of the increase, $2.2 million is related to properties acquired during 2004 and 2003 and developed in 2004. The remaining increase is a result of an increase in payroll costs as a result of general salary increases to cover cost of living increases.

     Repairs and maintenance of our operating properties for the year ended December 31, 2004 increased $4.1 million or 15.3% as compared to the year ended December 31, 2003. Of the increase, $2.6 million is a result of a full year of operations of the properties acquired and developed in 2004 and 2003. The remaining increase is related to repairs that occurred on certain of our multifamily and retail assets in 2004 as compared to 2003.

     Taxes, licenses and insurance for our operating properties for the year ended December 31, 2004 increased $4.8 million or 17.6% as compared to the year ended December 31, 2003. The properties acquired and developed in 2004 and 2003 contributed $4.6 million of the increase. The remaining increase is a result of an increase in overall property taxes on a number of our operating properties.

     General and administrative corporate expenses for the year ended December 31, 2004 increased $7.7 million or 39.7% as compared to the year ended December 31, 2003. The increase is primarily attributable to a $3.5 million increase in management compensation as a result of the Company’s continued growth, a $0.5 million increase in professional fees associated with Sarbanes-Oxley compliance and $1.6 million related to the acquisition of Colonnade Properties, LLC during 2004.

     Depreciation and amortization expenses for the year ended December 31, 2004 increased $18.0 million or 22.6% as compared to the year ended December 31, 2003. Approximately $12.9 million of the increase is related to a full year of depreciation and amortization on the properties acquired and developed during 2004 and 2003. Additionally, the amortization of prepaid leasing commissions and tenant improvements on our existing properties increased approximately $2.8 million as a result of an increase in leasing activity in 2004.

     Interest expense for the year ended December 31, 2004 increased $12.3 million, or 18.5%, to $78.9 million as compared to the year ended December 31, 2003. The increase reflects the issuance of $400 million of senior notes during 2004 and interest on $246.2 million of debt assumed in connection with the acquisitions during 2004. Additionally, the increase is offset by a decrease in the LIBOR rate in 2003 and lower interest expense on our line of credit due to a lower average loan balance resulting from our equity offering and disposition activities in the early to mid part of 2003.

     Income from partially owned entities for the year ended December 31, 2004 increased $0.9 million compared to the same period for 2003. The increase is primarily the result of our interest in the joint venture with DRA in Arizona, New Mexico and Nevada and certain other joint ventures entered into in 2004.

     Ineffectiveness of hedging activities for the year ended December 31, 2004 increased $0.7 million as compared to the same period for 2003 and is due to the mark to market adjustment related to a $17.0 million swap on a property acquired during 2004. The swap does not qualify for hedge accounting in accordance with SFAS 133. Therefore the fair value of the swap is recognized currently in earnings.

     Gains from sales of property included in continuing operations for the year ended December 31, 2004 decreased $3.1 million to $4.6 million as compared to the year ended December 31, 2003. The decrease is a result of the reduction in the sales of various parcels of land in 2004 as compared to the sale of certain parcels of land in 2003.

     Other income (expense) for the year ended December 31, 2004 increased $0.6 million as compared to the same period in 2003. The increase is primarily attributable to an increase in income tax expense as a result of the increase in income from unrelated third parties to CPSI in 2004 as compared to 2003. CPSI provides property development, leasing and management services for third party owned properties and administrative services to us.

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

     Base rent for the year ended December 31, 2003 increased $10.7 million or 4.8% as compared with the year ended December 31, 2002. Base rent increased $16.8 million as a result of the acquisitions of 901 Maitland Center, Colonial Center at Colonnade and Colonial Center Heathrow in 2002, coupled with a full year of operations of Colonial Grand TownPark and Colonial Center 600 TownPark, which were completed developments in 2002. The increase was offset by multifamily properties sold in 2002, which are classified as continuing operations, due to us retaining the management of the multifamily properties sold. The 2002 multifamily property sales resulted in decreased base rent of $4.9 million in 2003 as compared to 2002. The remaining decrease is primarily a result of an increase in move-in concessions at our multifamily properties, which is a function of the declining employment growth and a robust single family housing market driven by lower interest rates.

     Percentage rent for the year ended December 31, 2003 increased $0.2 million or 7.2% as compared with the year ended December 31, 2002. The increase was primarily due to an increase in gross sales per square foot at our retail malls and the addition of new tenants at our retail malls that have recently completed redevelopment projects.

     Tenant recoveries for the year ended December 31, 2003 decreased $0.6 million or 2.0% as compared with the year ended December 31, 2002. The decrease was primarily due to a decrease in occupancy percentage as a result of early terminations at our office properties and the redevelopment of Colonial University Village in Auburn, Alabama during 2003. The decrease was partially offset by a full year of operations as a result of the acquisition of 901 Maitland Center, Colonial Center Colonnade, and Colonial Center Heathrow in 2002.

     Other property related revenue for the year ended December 31, 2003 increased $1.8 million or 11.1% as compared with the year ended December 31, 2002. Of the increase, $2.8 million is attributable to a full year of operations for the properties acquired and developed in 2002 and an increase in lease buy out income of $0.6 million primarily as a result of early lease terminations within our office division in 2003 as compared to 2002. The increase was partially offset by a decrease in other ancillary income at our multifamily and retail properties.

     Other non-property related revenue for the year ended December 31, 2003 decreased $2.7 million or 36.5% as compared with the year ended December 31, 2002. The decrease is primarily due to a decrease in the recognition of development and leasing fees from unrelated third parties, as a result of the completion of the associated developments in 2002. Additionally, in 2002 we recognized $0.3 million of interest income, as a result of the sale of Colonial Grand at Spring Creek in December 2001, in which the Company held a note receivable on a portion of the sales price of the property through May 2002.

     General operating expenses of our operating properties for the year ended December 31, 2003 increased $1.1 million or 5.3% as compared to the year ended December 31, 2002. General operating expenses of the properties acquired and developed during 2002 increased $1.6 million in 2003 as compared to 2002. The increase was offset by a decrease of $0.5 million, which is attributable to the multifamily properties sold in 2002 that are classified within continuing operations.

     Salaries and benefits of our operating properties for the year ended December 31, 2003 increased $1.4 million or 11.1% as compared to the year ended December 31, 2002. Of the increase, $0.6 million is related to a full year of the salaries and benefits expenses of the properties acquired and developed during 2002, offset by a decrease related to the multifamily properties sold in 2002. The remaining increase is a result of an increase in payroll costs as a result of general salary increases to cover cost of living increases.

     Repairs and maintenance of our operating properties for the year ended December 31, 2003 increased $1.8 million or 7.1% as compared to the year ended December 31, 2002. Of the increase, $1.7 million is a result of a full year of operations of the properties acquired and developed in 2002, offset by a decrease of $0.4 million related to the multifamily properties sold in 2002. The remaining increase is related to repairs that occurred on certain of our older multifamily and retail assets in 2003 as compared to 2002.

     Taxes, licenses and insurance for our operating properties for the year ended December 31, 2003 increased $2.8 million or 11.4% as compared to the year ended December 31, 2002. The properties acquired and developed in 2002 contributed $2.2 million of the increase, offset by a decrease of $0.5 million related to the multifamily properties sold in 2002. The remaining increase is a result of an increase in overall property taxes on a number of our operating properties.

     General and administrative corporate expenses for the year ended December 31, 2003 increased $4.0 million or 25.7% as compared to the year ended December 31, 2002. The increase is attributable to an increase in management salaries as a result of the Company’s continued growth, an increase in the expense recognized as a result of the issuance of restricted stock to executive management, an increase in professional fees in order to comply with the Sarbanes-Oxley Act, a reduction in the amount of direct salaries capitalized to development projects, and a charge of $1.1 million was recognized as a result of a retirement package granted to our chief financial officer in 2003.

     Depreciation and amortization expenses for the year ended December 31, 2003 increased $6.5 million or 8.9% as compared to the year ended December 31, 2002. Approximately $4.7 million of the increase is related to a full year of depreciation and amortization on the properties acquired and developed during 2002, offset by $1.2 million related to the multifamily properties sold in 2002. Additionally, the amortization of prepaid leasing commissions and tenant improvements on our existing properties increased approximately $4.5 million as a result of an increase in leasing activity in late 2002 and 2003.

     Interest expense for the year ended December 31, 2003 increased $2.9 million, or 4.5%, to $66.6 million as compared to the year ended December 31, 2002. The increase reflects the issuance of $125 million of senior notes at 6.15% during April 2003 and a full year of interest on the debt assumed with the acquisition of Colonial Center Heathrow in 2002. Additionally, the increase is offset by a decrease in the LIBOR rate in 2003 and lower interest expense on our line of credit due to a lower average loan balance resulting from our equity offering and disposition activity in the early to mid part of 2003.

     Income from partially owned entities for the year ended December 31, 2003 decreased $0.9 million compared to the same period for 2002. The decrease reflects a $1.1 million increase in depreciation expense and a $0.9 million increase in interest expense at our partially owned entities, which primarily relates to a full year of depreciation and interest of Parkway Place in 2003 that was placed-in-service in late 2002. Parkway Place is a joint venture in which we maintain a 45.0% interest. Additionally, in 2002, we recognized a $0.6 million gain on sale of 25.0% of our investment in Colonial Promenade Madison Joint Venture. Prior to the sale of this interest, we held a 50.0% interest in the Colonial Promenade Madison Joint Venture. The decrease is partially offset by the increase in income from operations as a result of a full year of operations of Parkway Place.

     Ineffectiveness of hedging activities for the year ended December 31, 2003 increased $0.3 million as compared to the same period for 2002. The increase is primarily attributable to the reduction of our outstanding line of credit below the $150.0 million total hedged notional amount. In accordance with SFAS 133, we were required to dedesignate one of our $50.0 million interest rate swaps; therefore a charge of $0.2 million was recorded in the first quarter of 2003. The remaining decrease is a result of hedge ineffectiveness on our remaining outstanding interest rate swap agreements.

     Gains from sales of property included in continuing operations for the year ended December 31, 2003 decreased $27.8 million to $7.7 million as compared to the year ended December 31, 2002. The decrease is a result of the sale of ten operating properties and various parcels of land in 2002 as compared to the sale of no operating properties in 2003 and various parcels of land. In 2003, all operating property sales are classified as discontinued operations. The operating property sales that occurred in 2002 are classified within continuing operations, as a result of us maintaining a continuing interest in the properties through the management of the properties sold.

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

Summary of Critical Accounting Policies

     We believe our accounting policies are in conformity with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. We consider the following accounting policies to be critical to our reported operating results:

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

     Principles of Consolidation

     The consolidated financial statements include the accounts of CRLP, CPSI, CPSLP and certain other partially owned entities required to be consolidated. Entities in which CRLP owns, directly or indirectly, a 50% or less interest and does not control are reflected in the consolidated financial statements as investments accounted for under the equity method. Under this method the investment is carried at cost plus or minus equity in undistributed earnings or losses since the date of acquisition. For those entities in which we own less than 100% of the equity interest, we consolidate the property if we have the direct or indirect ability to make major decisions about the entities’ activities based on the terms of the respective joint venture agreements which specify the sharing of participating and protective rights such as decisions regarding major leases, encumbering the entities with debt and whether to dispose of entities. We would also consolidate certain partially-owned entities and other subsidiaries if we own less than 100% equity interest and are deemed to be the primary beneficiary as defined by FASB Interpretation 46 Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised (“FIN 46®”). All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

     Derivative Instruments

     We enter into derivative financial instruments from time to time, but do not use them for trading or speculative purposes. Interest rate cap agreements and interest rate swap agreements are used to reduce the potential impact of increases in interest rates on variable-rate debt. We adjust our balance sheets on an ongoing quarterly basis to reflect current fair market value of our derivatives. Changes in the fair value of derivatives are recorded each period in earnings or comprehensive income, as appropriate. The ineffective portion of the hedge is immediately recognized into earnings to the extent that the change in value of a derivative does not perfectly offset the change in value of the instrument being hedged. The unrealized gains and losses held in accumulated other comprehensive income (loss) will be reclassified to earnings over time and occur when the hedged items are also recognized in earnings.

     We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness in hedging the exposure to the hedged transaction’s variability in cash flows attributable to the hedged risk will be assessed. Both at the inception of the hedge and on an ongoing basis, we assess whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items. We discontinue hedge accounting if a derivative is not determined to be highly effective as a hedge or has ceased to be a highly effective hedge.

Liquidity and Capital Resources

     Short-Term Liquidity Needs

     Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses directly associated with our portfolio of properties (including regular maintenance items), capital expenditures incurred to lease our space (e.g., tenant improvements and leasing commissions), interest expense and scheduled principal payments on our outstanding debt, and quarterly dividends and distributions that we pay to our common and preferred unitholders. In the past, we have primarily satisfied these requirements through cash generated from operations. We believe that cash generated from operations and borrowings under our unsecured line of credit will be sufficient to meet our short-term liquidity requirements. However, factors described below and elsewhere herein may have a material adverse effect on our cash flow.

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

     The Trust has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ending December 31, 1993. If the Trust qualifies for taxation as a REIT, it generally will not be subject to Federal income tax to the extent it distributes at least 90% of its REIT taxable income to its shareholders. Our partnership agreement requires us to distribute at least quarterly 100% of our available cash (as defined in the partnership agreement) to holders of our partnership units. Consistent with our partnership agreement, we intend to continue to distribute quarterly an amount of our available cash sufficient to enable the Trust to pay quarterly dividends to its shareholders in an amount necessary to satisfy the requirements applicable to REITs under the Internal Revenue Code.

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

     The Trust’s ability to raise funds through sales of common stock and preferred stock is dependent on, among other things, general market conditions for REITs, market perceptions about the Trust and the current trading price of its stock. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity markets may not be consistently available on terms that are attractive.

     Over the last few years, we have maintained our asset recycling program, which allows us to maximize our investment returns through the sale of assets that have reached their maximum investment potential and reinvest the proceeds into opportunities with more growth potential. During 2004, we disposed of two multifamily properties including one property representing 178 units and our 15% interest in a second property representing 240 units, one office property representing 25,500 square feet, and four retail properties including three wholly owned properties representing 290,933 square feet and our 50% interest in a fourth property representing 1.1 million square feet. The multifamily, office and retail properties were sold for a total sales price of $105.1 million, which was used to repay a portion of the borrowings under our unsecured line of credit. Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. Our ability to sell properties in the future to raise cash will be limited if market conditions make such sales unattractive.

     As of December 31, 2004, we have an unsecured bank line of credit providing for total borrowings of up to $320 million. This line of credit agreement bears interest at LIBOR plus a spread calculated based on our unsecured debt ratings from time to time. Based on our current debt ratings, the spread is 105 basis points. The line of credit is renewable in November 2005 and provides for a one-year extension. The line of credit agreement includes a competitive bid feature that will allow us to convert up to $160 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The credit facility had an outstanding balance of $240.0 million at December 31, 2004. The floating weighted average interest rate of this short-term borrowing facility, including the competitive bid balance, was 3.14% at December 31, 2004.

     As of December 31, 2004, we have a $200.0 million bridge facility with certain participants of our current $320.0 million unsecured bank line of credit. Base rate loans and euro-dollar loans are available under the bridge facility. Generally, base rate loans bear interest at Wachovia’s designated base rate, plus a base rate margin ranging from 0.00% to 1.00% based on our unsecured debt ratings from time to time. Euro-dollar loans bear interest at LIBOR plus a margin ranging from 0.70% to 1.35% based on our unsecured debt ratings from time to time. The bridge facility had an outstanding balance of $119.0 million at December 31, 2004, with an average interest rate of 3.45%. This facility matures in November of 2005.

     We are currently in the process of negotiating a new unsecured credit facility that will replace the existing unsecured bank line of credit and bridge facility. We expect to complete this transaction in the first quarter of 2005. However, we are not able to predict the terms of this new unsecured credit facility or whether we will be successful in completing this transaction.

     At December 31, 2004, our total outstanding debt balance was $1.9 billion. The outstanding balance includes fixed-rate debt of $1.3 billion, or 68.2% of the total debt balance, and floating-rate debt of $590.0 million, or 31.8% of the total debt balance. Our total market capitalization as of December 31, 2004 was $3.7 billion and our ratio of debt to market capitalization was 49.7%. We have certain loan agreements that contain restrictive covenants, which among other things require maintenance of various financial ratios. At December 31, 2004, we were in compliance with these covenants.

     Effect of Cornerstone Merger on Liquidity and Capital Resources

     In the event we complete our merger with Cornerstone, we will assume the debt of Cornerstone, which was $807.0 million as of December 31, 2004. We currently expect to repay a portion of Cornerstone’s outstanding debt with proceeds from previously issued unsecured debt financing and additional unsecured debt financings which we are currently negotiating with prospective lenders.

     We currently expect to obtain the additional unsecured debt financings on favorable terms. However we cannot give assurance that the debt financings will be obtained. As a result of the increased debt levels associated with the Cornerstone merger, additional cash flow from operations will be used to make interest and principal payments on debt rather than for other purposes such as working capital, capital expenditures, acquisitions, development or other general corporate purposes. However, we currently expect that additional cash flows from operations as a result of the merger will fund such activities.

     Investing Activities

     During 2004, we acquired 11 multifamily properties containing 2,947 units, two office properties containing 392,100 square feet and six retail properties, including one retail property that is 90% owned, containing 1,291,972 square feet for an aggregate cost of $508.0 million. We completed the construction of Colonial Promenade Trussville II, a 59,000 square foot addition to Colonial Promenade Trussville, a community shopping center located in Birmingham, Alabama for a total cost of $8.3 million. Additionally, we completed the redevelopment of Colonial Shoppes Clay, a 66,000 square foot community shopping center located in Birmingham, Alabama. Project redevelopment costs totaled $4.3 million.

     During 2004 we began the development of one new apartment community and continued with the development of two other apartment communities. These communities, if developed as expected, will contain 950 units, and the total investment, including land acquisition costs, is projected to be approximately $74.9 million. We began the development of three retail properties and the redevelopment of one and continued with the development of one retail property and the redevelopment of two others, all three of which began prior to 2004. Upon completion of the retail developments and redevelopments, we expect to invest approximately $194.2 million, including land acquisition costs. Additionally, we have one ongoing mixed use project that integrates multifamily, office and/or retail products. During 2004, we invested an aggregate of $159.0 million in the development of these aforementioned development projects and certain parcels of land that were acquired for future development.

     We regularly incur significant expenditures in connection with the re-leasing of our office and retail space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants. We also incur expenditures for certain recurring capital expenses. During 2004, we incurred approximately $25.7 million related to tenant improvements and leasing commissions, and approximately $17.7 million of recurring capital expenditures. We expect to pay for future re-leasing and recurring capital expenditures out of cash from operations.

     Distribution

     The distribution on our common units of partnership interest was $0.67 per share per quarter or $2.68 per share annually in 2004. We also pay regular quarterly distributions on our preferred units. The maintenance of these distributions is subject to various factors, including the discretion of our Board of Trustees of the Trust, our ability to pay distributions under Delaware law, the availability of cash to make the necessary distributions and the effect of REIT distribution requirements, which require at least 90% of the Trust’s taxable income to be distributed to its shareholders.

     Financing Transactions

     On February 18, 2004, we modified the terms of the $100.0 million 8.875% Series B Preferred Units (the “Preferred Units”), which were originally issued in a private placement. Under the modified terms, the Preferred Units bear a distribution rate of 7.25% and are redeemable at the option of CRLP, in whole or in part, after February 24, 2009, at the cost of the original capital contribution plus the cumulative priority return, whether or not declared. The terms of the Preferred Units were further modified on March 14, 2005 to extend the redemption date from February 24, 2009 to August 24, 2009. The Preferred Units are exchangeable for 7.25% Series B Preferred Shares of the Trust, in whole or in part at anytime on or after January 1, 2014, at the option of the holders.

     On April 2, 2004, we completed a $100.0 million public debt offering of unsecured senior notes by CRLP. The notes, which mature in April 2011 bear a coupon rate of 4.80%, and were priced to yield an effective rate of 4.82% over the seven-year term. We used the net proceeds of the offering to repay a portion of the outstanding balance on our unsecured line of credit. On June 21, 2004, we entered into a reverse swap agreement on the $100.0 million senior notes, maturing in April 2011, to a floating rate equal to the 6-month LIBOR rate, which was 2.17% as of December 31, 2004.

     On June 17, 2004, we completed a $300.0 million public debt offering of unsecured senior notes by CRLP. The notes, which mature in June 2014 bear a coupon rate of 6.25%, and were priced to yield an effective rate of 6.35% over the ten-year term. We used the net proceeds of the offering to repay the outstanding balance on our unsecured line of credit, and the remaining amount was used for general corporate purposes and investment activities. In anticipation of closing the above mentioned public debt offering, we entered into a $232.0 million treasury lock on June 14, 2004 with a fixed 10-year treasury rate of 4.84%. On June 17, 2004, we settled the treasury lock agreement with a payment of approximately $2.1 million, which will be amortized over the life of the associated debt.

     On October 28, 2004, we entered into an additional $200.0 million bridge facility with certain participants of our current $320.0 million unsecured bank line of credit. Base rate loans and euro-dollar loans are available under the bridge facility. Generally, base rate loans bear interest at Wachovia’s designated base rate, plus a base rate margin ranging from 0.00% to 1.00% based on our unsecured debt ratings from time to time. Euro-dollar loans bear interest at LIBOR plus a margin ranging from 0.70% to 1.35% based on our unsecured debt ratings from time to time. The bridge facility matures in November of 2005.

     On January 31, 2005, we completed a $275 million offering of 4.750% senior unsecured notes due February 1, 2010. Interest on the notes is payable semi-annually on the 1st of every February and August beginning August 1, 2005. The net proceeds of approximately $273.3 million were used to pay down our bridge facility and a portion of our unsecured line of credit.

Credit Ratings

     Our current credit ratings are as follows:

Rating Agency	Rating (1)	Last update
Standard & Poor’s	BBB-	December 27, 2004
Moody’s	Baa3	January 12, 2005
Fitch	BBB-	October 26, 2004

(1)	Ratings outlook is “stable”.

     Our credit ratings are investment grade. If we experience a credit downgrade, we may be limited in our access to capital in the unsecured debt market, which we have historically utilized to fund its investment activities. In addition, our spread on our $320 million unsecured line of credit would increase as previously discussed.

Market Risk

     In the normal course of business, we are exposed to the effect of interest rate changes that could affect our results of operations and financial condition or cash flow. We limit these risks by following established risk management policies and procedures, including the use of derivative instruments to manage or hedge interest rate risk. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes at December 31, 2004.

	(amounts in thousands)							Estimated
								Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value
Fixed Rate Debt	$79,374	$109,367	$179,979	$52,201	$39,032	$805,792	$1,265,745	$1,292,371
Average interest rate at December 31, 2004	7.6%	7.8%	7.0%	7.5%	7.3%	6.6%	6.9%	—

Variable Debt	$361,082	$2,530	$2,112	$2,111	$2,112	$220,095	$590,042	$590,042
Average interest rate at December 31, 2004	3.2%	3.5%	3.5%	3.5%	3.5%	2.7%	3.0%	—

     The table incorporates only those exposures that exist as of December 31, 2004. It does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and interest rates.

     Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps, caps and treasury locks as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2004, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt, existing lines of credit, and forecasted issuances of debt. Two of our outstanding interest rate swaps at December 31, 2004, hedge the interest rate risk associated with forecasted debt issuances that are expected to occur in 2005. Accordingly, the maximum period of time over which we are hedging our exposure to variability in future cash flows for forecasted transactions other than those related to the payment of variable interest on existing debt is approximately eight months. We primarily use interest rate swaps as part of our fair value hedging strategy. These swaps involve the receipt of fixed rate amounts in exchange for variable rate amounts over the life of the agreements without exchange of the underlying principal amount. During 2004, such swaps were used to hedge the change in fair value of fixed rate debt.

     We have entered into several different hedging transactions in an effort to manage our exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of our derivative financial instruments at December 31, 2004. The notional value at December 31, 2004 provides an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

				Fair Value
				At December 31, 2004
				Asset (Liability)
Product Type	Notional Value	Rate	Maturity	(in thousands)
Interest Rate SWAP, Cash Flow	$30.2 - $27.7 million	5.932%	1/1/06	$(809)
Interest Rate SWAP, Cash Flow	$17.0 million	7.380%	5/5/06	(610)
Interest Rate SWAP, Fair Value	$100.0 million	4.803%	4/1/11	3,269
Interest Rate SWAP, Cash Flow	$72.9 million	3.928%	1/15/10	284
Interest Rate SWAP, Cash Flow	$170.0 million	4.250%	8/15/10	136
Interest Rate CAP, Cash Flow	$25.9 million	4.840%	4/1/06	4
Interest Rate CAP, Cash Flow	$16.4 million	4.840%	4/1/06	3
Interest Rate CAP, Cash Flow	$8.4 million	4.840%	4/1/06	1
Interest Rate CAP, Cash Flow	$19.7 million	6.850%	6/29/07	6
Interest Rate CAP, Cash Flow	$16.7 million	6.850%	7/3/07	5

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

     At December 31, 2004 and 2003, derivatives with a fair value of $3.7 million and $6,195, respectively, were included in other assets and derivatives with a fair value of $1.4 million and $2.1 million, respectively, were included in other liabilities. The change in net unrealized gains/losses of $0.2 million in 2004, $1.9 million in 2003 and $3.6 million in 2002 for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in shareholders’ equity and comprehensive income. The change in fair value of derivatives not designated as hedges of $0.4 million is included in other losses in 2004. There were not any derivatives not designated as hedges in 2003 and 2002. No hedge ineffectiveness on fair value hedges was recognized during 2004, 2003 and 2002. Hedge ineffectiveness of $3,661, $0.4 million and $23,000 on cash flow hedges due to index mismatches was recognized in other income during 2004, 2003 and 2002, respectively.

     Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our hedged debt. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $1.4 million, $1.9 million and $2.2 million of net unrealized gains/losses from accumulated other comprehensive income to interest expense during 2004, 2003 and 2002, respectively. During the next 12 months, we estimate that an additional $2.1 million will be reclassified.

     Contractual Obligations and Other Commercial Commitments

     The following tables summarize the material aspects of our future contractual obligations and commercial commitments as of December 31, 2004:

     Contractual Obligations

Contractual Obligations	Payments Due in Fiscal
(in thousands)	Total	2005	2006	2007	2008	2009	Thereafter
Long-Term Debt:
Consolidated	$1,855,787	$440,456	$111,897	$182,091	$54,313	$41,144	$1,025,886
Partially Owned Entities (1)	111,638	29,213	459	494	4,758	13,256	63,458

Total Long-Term Debt	1,967,425	469,669	112,356	182,585	59,071	54,400	1,089,344

Ground lease commitments	4,050	54	54	54	54	54	3,780

Total	$1,971,475	$469,723	$112,410	$182,639	$59,125	$54,454	$1,093,124

(1)	Represents our pro rata share of principal maturities and excludes net premiums and discounts.

     Other Commercial Commitments

	Total Amounts
(in thousands)	Committed	2005	2006	2007	2008	2009	Thereafter
Standby Letters of Credit	$2,196	$2,196	$—	$—	$—	$—	$—
Guarantees	4,832	3,832	—	—	—	—	1,000

Total Commercial Commitments	$7,028	$6,028	$—	$—	$—	$—	$1,000

     Guarantees and Other Arrangements

     During January 2000, CRLP initiated and completed an Executive Unit Purchase Program (Unit Purchase Program), in which the Board of Trustees of the Trust and certain members of CRLP’s management were able to purchase 425,925 units of CRLP. The value of the units purchased under the Unit Purchase Program was approximately $10.0 million. Under the Unit Purchase Program, the Board of Trustees of the Trust and the members of management obtained full-recourse personal loans from an unrelated financial institution, in order to purchase the units. As of December 31, 2004, the outstanding balance on these loans was $3.8 million as some participants had exited the program and repaid their principal balance. The units, which have a market value of approximately $6.5 million at December 31, 2004, are pledged as collateral against the loans. We have provided a guarantee to the unrelated financial institution for the personal loans, which matured in January 2005. At December 31, 2004, no liability was recorded on our books for the guarantee. In connection with the maturity of the remaining outstanding loans in January 2005, our guarantees for such loans were terminated.

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

     During December 2002, we sold 90% of our interest in Colonial Promenade Hoover for a total sales price of $20.5 million, and formed Highway 150 LLC, in which we maintain 10% ownership and manage the property. In connection with the formation of Highway 150 LLC, we executed a guaranty, pursuant to which we would serve as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. Our maximum guarantee of $1.0 million may be requested by the lender, only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At December 31, 2004, the total amount of debt of the joint venture was approximately $17.4 million and matures in December 2012. At December 31, 2004, no liability was recorded on our books for the guarantee.

     In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness of CRLP totaling $26.9 million at December 31, 2004. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by CRLP. Additionally, certain unitholders of CRLP and trustees of the Trust have guaranteed indebtedness of CRLP totaling $0.4 million at December 31, 2004. CRLP has indemnified these individuals from their guarantees of this indebtedness.

Outlook

     Management intends to maintain our strength through continued diversification, while pursuing acquisitions and developments that meet our criteria for property quality, market strength, and investment return. Management will continue to use our unsecured line of credit to provide short-term financing for acquisition, development, and re-development activities and plans to continue to replace significant borrowings under the bank line of credit with funds generated from the sale of additional debt and equity securities and permanent financing, as market conditions permit. Management believes that these potential sources of funds, along with the possibility of issuing limited partnership units of CRLP in exchange for properties, will provide us with the means to finance additional acquisitions, developments, and expansions.

     In addition to the issuance of equity and debt, management is investigating alternate financing methods and sources to raise future capital. Private placements, joint ventures, and non-traditional equity and debt offerings are some of the alternatives we are contemplating.

     Management anticipates that our net cash provided by operations and our existing cash balances will provide the necessary funds on a short- and long- term basis to cover our operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, and dividends to shareholders in accordance with Internal Revenue Code requirements applicable to real estate investment trusts.

     As previously disclosed, our pending merger with Cornerstone is expected to close in April 2005. In the event we complete the merger, we will be more subject to the economic trends specific to the multifamily sector, such as:

•	changes in job growth, household formation and population growth in our markets;

•	changes in interest rates;

•	supply and demand for apartment properties in our current markets; and

•	competition, which could limit our ability to secure attractive investment opportunities, lease apartment properties, or increase or maintain rents.

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

     An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At December 31, 2004, our exposure to rising interest rates was mitigated by the existing debt level of 52.7% of our total market capitalization, the high percentage of fixed rate debt (68.2%) and the use of interest rate swaps to effectively fix the interest rate on approximately $45.0 million through May 2006. As it relates to the short-term, increases in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk”.

Item 8. Financial Statements and Supplementary Data

     The following are filed as a part of this report:

Financial Statements:

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2004, 2003, and 2002

Consolidated Statements of Partners’ Equity for the years ended December 31, 2004, 2003, and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

December 31, 2004 and 2003
	2004	2003

ASSETS
Land, buildings, & equipment, net	$2,696,302	$2,378,821
Undeveloped land and construction in progress	158,954	114,262
Less: accumulated depreciation	(437,635)	(419,817)
Real estate assets held for sale, net	167,712	11,691

Net real estate assets	2,585,333	2,084,957

Cash and equivalents	10,725	8,070
Restricted cash	2,333	1,879
Accounts receivable, net	20,642	10,260
Prepaid expenses	906	6,580
Notes receivable	11,238	2,504
Deferred debt and lease costs	36,750	25,832
Investment in partially owned entities	65,472	37,496
Other assets	67,925	17,289

Total Assets	$2,801,324	$2,194,867

LIABILITIES AND PARTNERS’ EQUITY
Notes and mortgages payable	$1,615,817	$1,050,145
Unsecured credit facility	239,970	205,935
Mortgages payable related to real estate held for sale	—	11,785

Total long-term liabilities	1,855,787	1,267,865

Accounts payable	29,164	17,989
Accrued interest	17,722	14,916
Accrued expenses	10,622	6,983
Tenant deposits	4,455	3,239
Unearned rent	9,334	6,878
Other liabilities	1,737	3,715

Total liabilities	1,928,821	1,321,585

Limited partners’ redeemable units, at redemption value - 10,372,650 and 10,361,034 units outstanding at December 31, 2004 and 2003, respectively	407,334	410,297

Limited partners’ minority interest in consolidated partnership	1,389	—

General partner -
Common equity - 27,599,409 and 26,394,197 units outstanding at December 31, 2004 and 2003, respectively	199,637	198,597
Preferred equity ($175,000 liquidation preference)	168,703	168,703

Limited partners’ preferred equity ($100,000 liquidation preference)	97,406	97,406
Accumulated other comprehensive income (loss)	(1,966)	(1,721)

Total partners’ equity	463,780	462,985

Total liabilities and partners’ equity	$2,801,324	$2,194,867

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(amounts in thousands, except per unit data)

For the Years Ended December 31, 2004, 2003 and 2002
	2004	2003	2002

Revenue:
Base rent	$274,609	$234,736	$224,119
Base rent from affiliates	1,675	1,079	969
Percentage rent	2,735	2,494	2,326
Tenant recoveries	30,132	28,777	29,361
Other property related revenue	19,977	18,190	16,372
Other non-property related revenue	8,282	4,728	7,449

Total revenue	337,410	290,004	280,596

Property operating expenses:
General operating expenses	25,135	21,807	20,713
Salaries and benefits	17,212	14,233	12,809
Repairs and maintenance	30,896	26,790	25,015
Taxes, licenses, and insurance	31,786	27,034	24,264
General and administrative	27,208	19,481	15,496
Depreciation	84,475	72,093	64,396
Amortization	13,411	7,762	8,951

Total operating expenses	230,123	189,200	171,644

Income from operations	107,287	100,804	108,952

Other income (expense):
Interest expense	(78,933)	(66,613)	(63,760)
Income from partially owned entities	990	130	990
Gains (losses) on hedging activities	387	(361)	(23)
Gains from sales of property	4,608	7,704	35,506
Minority interest of limited partners in consolidated partnership	(281)	—	—
Other	(691)	(121)	(618)

Total other income (expense)	(73,920)	(59,261)	(27,905)

Income from continuing operations	33,367	41,543	81,047

Income from discontinued operations	22,114	22,477	23,813
Gain on disposal of discontinued operations	21,832	10,762	6,046

Income from discontinued operations	43,946	33,239	29,859

Net income	77,313	74,782	110,906

Distributions to general partner preferred unitholders	(14,781)	(15,284)	(15,565)
Distributions to limited partner preferred unitholders	(7,493)	(8,873)	(8,873)
Preferred unit issuance costs	—	(4,451)	—

Net income available to common unitholders	55,039	46,174	86,468

Net income available to common unitholders allocated to limited partners	(15,202)	(13,644)	(28,656)

Net income available to common unitholders allocated to general partner	$39,837	$32,530	$57,812

Net income available to common unitholders per common unit - basic:
Income from continuing operations	$0.30	$0.36	$1.70
Income from discontinued operations	1.17	0.94	0.90

Net income available to common unitholders per common unit - basic	$1.47	$1.30	$2.60

Net income available to common unitholders per common unit - diluted:
Income from continuing operations	$0.30	$0.36	$1.69
Income from discontinued operations	1.16	0.93	0.89

Net income available to common unitholders per common unit - diluted	$1.46	$1.29	$2.58

Weighted average common units outstanding - basic	37,468	35,416	33,170
Weighted average common units outstanding - diluted	37,809	35,682	33,424

Net income	$77,313	$74,782	$110,906
Other comprehensive income (loss)
Unrealized income (loss) on cash flow hedging activities	(245)	1,866	(2,184)

Comprehensive income	$77,068	$76,648	$108,722

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(amounts in thousands)

For the Years Ended December 31, 2004, 2003 and 2002
			Limited	Accumulated
	General Partner		Partners’	Other
	Common	Preferred	Preferred	Comprehensive
	Equity	Equity	Equity	Income (Loss)	Total

Balance, December 31, 2001	$160,359	$168,674	$97,406	$(1,403)	$425,036

Net income available to common unitholders before preferred unit distributions	86,468	15,563	8,875	—	110,906
Net income available to common unitholders allocated to limited partners	(28,656)	—	—	—	(28,656)
Cash contributions	27,717	—	—	—	27,717
Issuance of common units of beneficial interest	17,551	—	—	—	17,551
Distributions	(87,285)	(15,563)	(8,875)	—	(111,723)
Change in fair value of hedging activity	—	—	—	(2,184)	(2,184)
Adjustment of limited partner common equity to redemption value	10,104	—	—	—	10,104

Balance, December 31, 2002	186,258	168,674	97,406	(3,587)	448,751

Net income available to common unitholders before preferred unit distributions	46,174	15,282	8,875	—	70,331
Net income available to common unitholders allocated to limited partners	(13,644)	—	—	—	(13,644)
Cash contributions	31,468	—	—	—	31,468
Issuance of common units of beneficial interest	72,441	—	—	—	72,441
Redemption of preferred units	—	(120,549)	—	—	(120,549)
Issuance of preferred units	—	120,578	—	—	120,578
Distributions	(93,603)	(15,282)	(8,875)	—	(117,760)
Change in fair value of hedging activity	—	—	—	1,866	1,866
Adjustment of limited partner common equity to redemption value	(30,497)	—	—	—	(30,497)

Balance, December 31, 2003	198,597	168,703	97,406	(1,721)	462,985

Net income available to common unitholders before preferred unit distributions	55,039	14,781	7,493	—	77,313
Net income available to common unitholders allocated to limited partners	(15,202)	—	—	—	(15,202)
Cash contributions	41,093	—	—	—	41,093
Issuance of common units of beneficial interest	2,203	—	—	—	2,203
Distributions	(100,258)	(14,781)	(7,493)	—	(122,532)
Change in fair value of hedging activity	—	—	—	(245)	(245)
Adjustment of limited partner common equity to redemption value	18,165	—	—	—	18,165

Balance, December 31, 2004	$199,637	$168,703	$97,406	$(1,966)	$463,780

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

For the Years Ended December 31, 2004, 2003 and 2002
	2004	2003	2002

Cash flows from operating activities:
Net income	$77,313	$74,782	$110,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,332	88,814	82,835
Income from partially owned entities	(7,898)	(608)	(1,968)
Gains from sales of property	(20,308)	(18,463)	(41,552)
Other, net	1,193	—	83
Decrease (increase) in:
Restricted cash	(454)	(398)	774
Accounts receivable	(9,027)	128	1,871
Prepaid expenses	1,933	980	(87)
Other assets	(24,653)	(9,349)	(8,666)
Increase (decrease) in:
Accounts payable	8,405	1,240	(3,952)
Accrued interest	2,889	942	2,489
Accrued expenses and other	(761)	(278)	(1,143)

Net cash provided by operating activities	133,964	137,790	141,590

Cash flows from investing activities:
Acquisition of properties	(325,748)	(77,472)	(150,808)
Development expenditures	(89,847)	(42,275)	(13,088)
Development expenditures paid to an affiliate	(23,331)	(30,242)	(36,908)
Tenant improvements	(19,279)	(14,002)	(25,556)
Capital expenditures	(17,656)	(12,447)	(13,984)
Proceeds from (issuance of) notes receivable	1,598	(1,197)	10,946
Proceeds from sales of property, net of selling costs	59,702	55,701	132,241
Distributions from partially owned entities	35,026	3,743	5,420
Capital contributions to partially owned entities	(62,788)	(4,366)	(8,123)

Net cash used in investing activities	(442,323)	(122,557)	(99,860)

Cash flows from financing activities:
Principal reductions of debt	(151,151)	(175,964)	(73,248)
Proceeds from additional borrowings	516,794	186,470	151,285
Net change in revolving credit balances	34,035	(2,279)	(52,989)
Proceeds from preferred unit issuance, net of expenses paid	—	120,578	—
Proceeds from issuance of limited partnership units, net of expenses paid	—	72,441	17,551
Redemption of preferred units	—	(125,000)	—
Cash contributions	41,093	31,468	27,717
Distributions to common and preferred unitholders	(122,532)	(117,760)	(111,723)
Payment of mortgage financing cost	(7,225)	(3,353)	(4,214)
Other, net		—	—

Net cash used in financing activities	311,014	(13,399)	(45,621)

Increase (decrease) in cash and equivalents	2,655	1,834	(3,891)
Cash and equivalents, beginning of period	8,070	6,236	10,127

Cash and equivalents, end of period	$10,725	$8,070	$6,236

Supplemental disclosures of cash flow information:
Cash paid during the year for interest, net of amounts capitalized	$83,237	$66,614	$62,776

The accompanying notes are an integral part of these consolidated financial statements.

1. Organization and Basis of Presentation

     Organization – Colonial Realty Limited Partnership (“CRLP”), a Delaware limited partnership, is the operating partnership of Colonial Properties Trust (the “Trust”), an Alabama real estate investment trust (“REIT”) whose shares are listed on the New York Stock Exchange (“NYSE”). CRLP is engaged in the ownership, development, management, and leasing of multifamily housing communities, office buildings, and retail malls and centers. CRLP also owns certain parcels of land.

     Federal Income Tax Status – CRLP is a partnership for federal income tax purposes. The Trust, which is considered a corporation for federal income tax purposes, qualifies as a REIT for federal income tax purposes and generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Trust fails to qualify as a REIT in any taxable year, the Trust will be subject to federal income tax on its taxable income at regular corporate rates. The Trust may be subject to certain state and local taxes on its income and property.

     In addition, CRLP’s financial statements include the operations of a taxable REIT subsidiary, Colonial Properties Services, Inc. (“CPSI”), that is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI provides property development, leasing and management services for third-party owned properties and administrative services to CRLP. CRLP generally reimburses CPSI for payroll and other costs incurred in providing services to CRLP. All inter-company transactions are eliminated in the accompanying consolidated financial statements. CRLP recognized tax expense of $0.7 million, $0.1 million and $0.6 million in 2004, 2003 and 2002, respectively, related to the taxable income of CPSI.

     Principles of Consolidation – The consolidated financial statements include CRLP, CPSI, Colonial Properties Services Limited Partnership (in which CRLP holds 99% general and limited partner interests), and certain partially owned entities required to be consolidated. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     Investments in Partially Owned Entities – Entities in which CRLP owns, directly or indirectly a 50% or less interest and does not control are reflected in the consolidated financial statements as investments accounted for under the equity method. Under this method the investment is carried at cost plus or minus equity in undistributed earnings or losses since the date of acquisition. For those entities in which CRLP owns less than 100% of the equity interest, CRLP consolidates the property if CRLP has the direct or indirect ability to make major decisions about the entities’ activities based on the terms of the respective joint venture agreements which specify the sharing of participating and protective rights such as decisions regarding major leases, encumbering the entities with debt and whether to dispose of entities. CRLP would also consolidate certain partially-owned entities and other subsidiaries if CRLP owns less than 100% equity interest and is deemed to be the primary beneficiary as defined by FASB Interpretation 46 Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised (FIN 46(R)).

2. Summary of Significant Accounting Policies

     Land, Buildings, and Equipment—Land, buildings, and equipment is stated at the lower of cost, less accumulated depreciation, or fair value. CRLP reviews its long-lived assets and certain intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the asset’s fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Useful Lives
Buildings	40 years
Furniture and fixtures	5 or 7 years
Equipment	3 or 5 years
Land improvements	10 or 15 years
Tenant improvements	Life of lease

     Repairs and maintenance are charged to expense as incurred. Replacements and improvements are capitalized and depreciated over the estimated remaining useful lives of the assets. When items of land, buildings, or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recorded in accordance with Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. CRLP recognizes sales of real estate properties only upon the closing of a transaction. Payments received from purchasers prior to closing are recorded as deposits. Profit on real estate sold is recognized using the full accrual method upon closing when the collectibility of the sales price is reasonably assured and CRLP is not obligated to perform significant activities after the sale. Profit may be deferred in whole or part until the sale meets the requirements of profit recognition on sales of real estate under SFAS No. 66, Accounting for Sales of Real Estate. For properties sold to a joint venture in which CRLP retains an ownership percentage, CRLP limits the profit recognized from the sale to the portion sold to the outside party. Further, the profit is limited by the amount of cash received for which CRLP has no commitment to reinvest pursuant to the partial sale provisions found in paragraph 30 of Statement of Position (SOP) 78-9. As of December 31, 2004, in accordance with SFAS No. 66, all sales of real estate properties have been recorded as sales transactions, as the risk and rewards of ownership have been transferred to the purchaser.

     Acquisition of Real Estate Assets— CRLP accounts for its acquisitions of investments in real estate in accordance with SFAS No. 141, Business Combinations, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of other tenant relationships, based in each case on their fair values. CRLP considers acquisitions of operating real estate assets to be “businesses” as that term is contemplated in Emerging Issues Task Force Issue No. 98-3, Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business.

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

     Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

     The aggregate value of other intangible assets acquired are measured based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management may engage independent third-party appraisers to perform these valuations and those appraisals use commonly employed valuation techniques, such as discounted cash flow analyses. Factors considered in these analyses include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. CRLP also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods depending on specific local market conditions and depending on the type of property acquired. Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

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

     The value of in-place leases and tenant relationships are amortized as a leasing cost expense over the initial term of the respective leases and any renewal periods, which are primarily expected to range from 11 to 28 years and which have a current weighted-average composite life of 19 years. In no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.

     As of December 31, 2004 and 2003, CRLP had $38.8 million and $3.7 million, respectively, of gross in-place lease intangible assets. Accumulated amortization for these in-place lease intangible assets was $4.4 million and $0 as of December 31, 2004 and 2003, respectively. The aggregate amortization expense for these in-place lease intangible assets was $4.4 million for 2004 and $0 for 2003, and is expected to be $4.9 million, $2.6 million, $2.6 million, $2.6 million and $2.6 million, for each of the next five years, respectively.

     CRLP is actively pursuing acquisition opportunities and will not be successful in all cases. Costs incurred related to these acquisition opportunities are expensed when it becomes probable that we will not be successful in the acquisition.

     Undeveloped Land and Construction in Progress—Undeveloped land and construction in progress is stated at the lower of cost or fair value. Costs incurred during predevelopment are capitalized after CRLP has identified a development site, determined that a project is feasible, and concluded that it is probable that the project will proceed. While CRLP believes it will recover this capital through the successful development of such projects, it is possible that a write-off of unrecoverable amounts could occur. Once it becomes probable that a development will not be successful, the predevelopment costs that have been previously capitalized are expensed.

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

     Cash and Equivalents—CRLP includes highly liquid marketable securities and debt instruments purchased with a maturity of three months or less in cash equivalents. The majority of CRLP’s cash and equivalents are held at major commercial banks.

     Restricted Cash—Restricted cash is comprised of cash balances which are legally restricted as to use consists primarily of tenant deposits.

     Valuation of Receivables—CRLP is subject to tenant defaults and bankruptcies at its office and retail properties that could affect the collection of outstanding receivables. In order to mitigate these risks, CRLP performs credit review and analysis on all commercial tenants and significant leases before they are executed. CRLP evaluates the collectibility of outstanding receivables and records allowances as appropriate. CRLP’s policy is to record allowances for all outstanding invoices greater than 60 days past due at its office and retail properties. CRLP had $1.1 million and $1.2 million in an allowance for doubtful accounts as of December 31, 2004 and 2003, respectively.

     Due to the short-term nature of the leases at its multifamily properties, generally six months to one year, CRLP’s exposure to tenant defaults and bankruptcies is minimized. CRLP’s policy is to record allowances for all outstanding receivables greater than 30 days past due at its multifamily properties.

     Deferred Debt and Lease Costs—Deferred debt costs consist of loan fees and related expenses which are amortized on a straight-line basis, which approximates the effective interest method, over the terms of the related debt. Deferred lease costs include leasing charges, direct salaries and other costs incurred by CRLP to originate a lease, which are amortized on a straight-line basis over the terms of the related leases.

     Derivative Instruments—All derivative instruments are recognized on the balance sheet and measured at fair value. Derivatives that do not qualify for hedge treatment under SFAS No. 133 (subsequently amended by SFAS Nos. 137 and 138), Accounting for Derivative Instruments and Hedging Activities, must be recorded at fair value with gains or losses recognized in earnings in the period of change. CRLP enters into derivative financial instruments from time to time, but does not use them for trading or speculative purposes. Interest rate cap agreements and interest rate swap agreements are used to reduce the potential impact of increases in interest rates on variable-rate debt.

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

     Stock-Based Compensation—The Trust currently sponsors stock option plans and restricted stock award plans. Refer to Note 12. Prior to 2003, the Trust accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. No stock-based employee compensation expense for stock options was reflected in net income for the years ended December 31, 2002 and 2001. Effective January 1, 2003, the Trust adopted the preferable fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. The Trust selected the prospective method of adoption described in SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. The prospective method allows the Trust to apply the recognition provisions of SFAS No. 123 to all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. In accordance with the prospective method of adoption, results for prior years have not been restated.

     Deferred Compensation on Restricted Shares—Deferred compensation on restricted shares relates to the issuance of restricted shares to employees and trustees of the Trust. Deferred compensation is amortized to compensation expense based on the passage of time and certain performance criteria.

     Revenue Recognition—CRLP, as lessor, has retained substantially all the risks and benefits of property ownership and accounts for its leases as operating leases. Rental income attributable to leases is recognized on a straight-line basis over the terms of the leases. Certain leases contain provisions for additional rent based on a percentage of tenant sales. Percentage rents are recognized in the period in which sales thresholds are met. Recoveries from tenants for taxes, insurance, and other property operating expenses are recognized in the period the applicable costs are incurred in accordance with the terms of the related lease.

     Other income received from long-term contracts signed in the normal course of business is recognized in accordance with the terms of the specific contract. Property management and development fee income is recognized when earned for services provided to third parties.

     Net Income Per Unit—Basic net income per unit is computed by dividing the net income available to common unitholders by the weighted average number of common units outstanding during the period. Diluted net income per share is computed by dividing the net income available to common unitholders by the weighted average number of common units outstanding during the period, the dilutive effect of restricted shares issued, and the assumed conversion of all potentially dilutive outstanding share options.

     Self Insurance Accruals— CRLP is self insured up to certain limits for general liability claims, workers’ compensation claims, property claims and health insurance claims. Amounts are accrued currently for the estimated cost of claims incurred, both reported and unreported.

     Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Segment Reporting—CRLP has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 defines an operating segment as a component of an enterprise that engages in business activities that generate revenues and incur expenses, which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. CRLP is organized into, and manages its business based on the performance of three separate and distinct operating divisions: multifamily, office and retail.

     Recent Pronouncements of the Financial Accounting Standards Board (FASB)— On January 15, 2003, FASB completed its redeliberations of the project related to the consolidation of variable interest entities which culminated with the issuance of FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. This Interpretation applied immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. In December 2003, the FASB revised FIN 46 through the release of FIN 46R, which clarified certain aspects of FIN 46 and contained certain provisions that deferred the effective date of FIN 46 to periods ending after March 15, 2004 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

     CRLP has identified certain relationships that it deems to be variable interest entities in which it holds a significant variable interest. As disclosed in Note 6, relative to these entities, CRLP’s maximum exposure to loss is limited to the carrying value of CRLP’s investments in those entities, which is $65.5 million as of December 31, 2004. In addition to these variable interest entities, CRLP considers its relationship with another entity to also be a variable interest entity. The maximum exposure related to this entity is limited to the amount of a guarantee and is $1.0 million as of December 31, 2004, which results in a total maximum exposure to CRLP attributable to all variable interest entities in the aggregate amount of $66.5 million. The adoption of FIN 46 and FIN 46R did not have a material effect on CRLP’s consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123 (Revised), Share Based Payment, that will require compensation costs related to share-based payment transactions to be recognized in financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123 (R) replaces SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (R) is effective for CRLP as of the beginning of the first interim reporting period that begins after June 15, 2005. CRLP does not expect the adoption of SFAS No. 123 (R) to have a material impact on its consolidated financial statements.

3. Property Acquisitions and Dispositions

     Property Acquisitions

     CRLP acquired 11 multifamily properties, two office properties and six retail properties, including a 90% interest in one retail property that is consolidated, in 2004 at an aggregate cost of $508.0 million, two multifamily properties and one office property during 2003 at an aggregate cost of $77.5 million, and three office properties during 2002 at an aggregate cost of $150.8 million. CRLP funded these acquisitions with cash proceeds from its dispositions of assets, public offerings of equity and debt (see Notes 8 and 11), advances on bank lines of credit, and cash from operations.

     The consolidated properties acquired during 2004, 2003 and 2002 are listed below:

		Effective
	Location	Acquisition Date	Units/Square Feet
Multifamily Properties:
Colonial Grand at Arringdon	Raleigh, NC	February 12, 2004	320
Colonial Grand at Berkeley Lake	Atlanta, GA	June 1, 2004	180
Colonial Grand at Mt. Vernon	Atlanta, GA	June 1, 2004	213
Colonial Grand at River Oaks	Atlanta, GA	June 1, 2004	216
Colonial Grand at River Plantation	Atlanta, GA	June 1, 2004	232
Colonial Grand at Sugarloaf	Atlanta, GA	June 1, 2004	250
Colonial Village at Sierra Vista	Austin, TX	September 10, 2004	232
Colonial Grand at Seven Oaks	Tampa, FL	September 30, 2004	318
Colonial Grand at Beverly Crest	Charlotte, NC	October 29, 2004	300
Colonial Grand at Patterson Place	Durham, NC	October 29, 2004	252
Colonial Grand at McGinnis Ferry	Atlanta, GA	December 7, 2004	434
Colonial Grand at Metrowest	Orlando, FL	December 30, 2003	311
Colonial Village at Quarry Oaks	Austin, Tx	December 30, 2003	533

Office Properties:
DRS Building	Huntsville, AL	February 12, 2004	215,500
Research Park Office Center	Huntsville, AL	October 22, 2004	176,600
Colonial Center Research Place	Huntsville, AL	December 15, 2003	272,558
901 Maitland Center	Orlando, FL	March 1, 2002	155,583
Colonial Center at Colonnade	Birmingham, AL	May 1, 2002	531,563
Colonial Center at Heathrow	Orlando, FL	August 1, 2002	804,350

Retail Properties:
Colonial Pinnacle Kingwood Commons	Houston, TX	April 8, 2004	164,356
Village on the Parkway (1)	Dallas, TX	June 18, 2004	381,166
Colonial Shoppes College Parkway	Ft. Myers, FL	August 2, 2004	78,879
Colonial Promenade Deerfield Mall	Deerfield Beach, FL	August 2, 2004	378,745
Colonial Shoppes Pines Plaza	Pembroke Pines, FL	August 2, 2004	68,170
Colonial Promenade Boulevard Square	Pembroke Pines, FL	September 10, 2004	220,656

(1)	All acquisitions are 100% owned by CRLP, with the exception of Village on the Parkway, which is 90% owned by CRLP. See Note 6.

     Results of operations of these properties, subsequent to their respective acquisition dates, are included in the consolidated financial statements of CRLP. The cash paid to acquire these properties is included in the consolidated statements of cash flows. CRLP has accounted for its acquisitions in 2004 and 2003 accordance with SFAS 141. The value of the acquired tenant improvements and leasing commissions for the office and retail assets acquired are amortized over the remaining terms of the in-place leases, which ranges from one to ten years for office properties and one to twenty-four years for retail properties. The value of the in-place leases is being amortized over the remaining useful life of the intangible asset, which is approximately one year for our multifamily acquisitions, fifteen years for our office acquisitions and 30 years for our retail division. The acquisitions during 2004, 2003 and 2002 are comprised of the following:

	(in thousands)
	2004	2003	2002

Assets purchased:
Land, buildings, and equipment	$481,890	$74,399	$196,009
Other assets	38,818	4,080	465

	520,708	78,479	196,474
Notes and mortgages assumed	(186,265)	—	(43,993)
Other liabilities assumed or recorded	(8,695)	(1,007)	(1,673)

Cash paid	$325,748	$77,472	$150,808

     In addition to the acquisition of the operating properties mentioned above, CRLP acquired certain parcels of land to be utilized for future development opportunities. Additionally, see Note 6 – Investment in Partially Owned Entities and Other Arrangements for discussion of the Company’s joint venture activity entered into in 2004.

     Property Dispositions – Continuing Operations

     During 2004 and 2003, CRLP sold various parcels of land located adjacent to our existing properties for an aggregate sales price of $16.7 million and $24.0 million, respectively, which were used to repay a portion of the borrowings under CRLP’s unsecured line of credit and to support our investment activities. During 2002, CRLP sold interests in two retail properties to joint ventures formed by CRLP and unrelated parties. CRLP continues to manage the properties and accounts for its interest in these joint ventures as equity investments (see Note 6). Additionally in 2002, CRLP disposed of eight multifamily properties representing 1,988 units and two retail properties representing 265,924 square feet. The multifamily and retail properties were sold for a total sales price of $118.2 million, which was used to repay a portion of the borrowings under CRLP’s unsecured line of credit and to support CRLP’s investment activities.

     Property Dispositions – Discontinued Operations

     During 2004, CRLP disposed of two multifamily properties including one property representing 178 units and our 15% interest in a second property representing 240 units, one office property representing 25,500 square feet, and four retail properties including three wholly-owned properties representing 290,933 square feet and our 50% interest in a fourth property representing 1.1 million square feet. The multifamily, office and retail properties were sold for a total sales price of $105.1 million, which was used to repay a portion of the borrowings under CRLP’s unsecured line of credit and fund future investments.

     During 2003, CRLP disposed of one multifamily property representing 176 units, one office property representing 29,000 square feet, and one retail property representing 152,667 square feet. The multifamily, office and retail properties were sold for a total sales price of $33.9 million, which was used to repay a portion of the borrowings under CRLP’s unsecured line of credit and to support its investment activities.

     During 2002, CRLP disposed of two office properties representing 104,496 square feet and one retail property representing 183,519 square feet. The office and retail properties were sold for an aggregate sales price of $20.4 million, which was used to repay a portion of the borrowings under CRLP’s unsecured line of credit and to support its investment activities.

     In accordance with SFAS No. 144, net income (loss) and gain (loss) on disposition of real estate for properties sold through December 31, 2004, in which CRLP does not maintain continuing involvement, are reflected in our consolidated statements of income on a comparative basis as discontinued operations for the years ended December 31, 2004, 2003 and 2002. Following is a listing of the properties we disposed of in 2004, 2003 and 2002 that are classified as discontinued operations:

				Units/Square
Property		Location	Date	Feet
Multifamily
Colonial Village at Vernon Marsh		Savannah, GA	October 2004	178
Colonial Grand at Ponte Vedra	(1)	Jacksonville, FL	May 2004	240
Colonial Grand at Citrus Park		Tampa, FL	March 2003	176

Office
Village at Roswell Summit		Atlanta, GA	July 2004	25,500
2100 International Park		Birmingham, AL	September 2003	29,000
Colonnade Building 4100 & 4200		Birmingham, AL	September 2002	32,000
University Park Plaza		Orlando, FL	July 2002	72,500

Retail
Colonial Promenade University Park I		Orlando, FL	March 2004	215,590
Colonial Shoppes at Stanley		Locust, NC	July 2004	47,100
Colonial Shoppes at Inverness		Birmingham, AL	September 2004	28,243
Orlando Fashion Square	(1)	Orlando, FL	December 2004	1,083,049
Colonial Promenade Bardmoor		St. Petersburg, FL	March 2003	152,667
Colonial Promenade University Park II		Orlando, FL	July 2002	183,519

(1)	Properties were partially owned entities accounted for on the equity basis of accounting.

     Additionally, CRLP classifies real estate assets as held for sale, only after CRLP has received approval by its internal investment committee, has commenced an active program to sell the assets, and in the opinion of CRLP’s management it is probable the asset will sell within the next 12 months. At December 31, 2004, CRLP had classified seven retail assets, six malls and one strip center, containing 3.7 million square feet, as held for sale. At December 31, 2003, CRLP had classified one retail asset, containing 215,590 square feet, as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheets at $167.7 million and $11.7 million at December 31, 2004 and 2003, respectively, which represents the lower of depreciated cost or fair value less costs to sell.

     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, CRLP records individual property sales as discontinued operations, unless it maintains a continuing involvement with the properties that have been sold. During 2004, all of the operating properties sold were classified as discontinued operations and the sales of the parcels of land were classified within continuing operations.

     In accordance with SFAS No. 144, the operating results of real estate assets designated as held for sale subsequent to January 1, 2002 are included in discontinued operations in the consolidated statement of operations for all periods presented. Also under the provisions of SFAS No. 144, the reserves, if any, to write down the carrying value of the real estate assets designated and classified as held for sale are also included in discontinued operations. All subsequent gains and or additional losses on the sale of these assets are also included in discontinued operations. Additionally, under SFAS No. 144, any impairment losses on assets held for continuing use are included in continuing operations.

     Below is a summary of the operations of the properties held for sale and sold during 2004, 2003, and 2002 that are classified as discontinued operations:

	(amounts in thousands)
	Year Ended December 31,
	2004	2003	2002
Property revenues:
Base rent	$29,586	$31,076	$34,701
Percentage rent	1,260	1,290	1,216
Tenant recoveries	11,099	11,840	12,305
Other property revenue	2,040	3,388	2,310

Total property revenues	43,985	47,594	50,532

Property operating and maintenance expense	14,996	15,689	16,704
Depreciation	7,145	8,668	9,207
Amortization	303	292	281

Total operating expenses	22,444	24,649	26,192
Interest expense	(203)	(943)	(1,505)
Income from investments	776	475	978
Income from discontinued operations before net gain on disposition of discontinued operations	22,114	22,477	23,813
Net gain on disposition of discontinued operations	21,832	10,762	6,046

Income from discontinued operations	$43,946	$33,239	$29,859

4.	Land, Buildings, and Equipment

Land, buildings, and equipment consist of the following at December 31, 2004 and 2003:

		(in thousands)
	Useful Lives	2004	2003
Buildings	40 years	$2,031,570	$1,835,528
Furniture and fixtures	5 or 7 years	73,506	58,620
Equipment	3 or 5 years	27,945	34,775
Land improvements	10 or 15 years	83,184	57,598
Tenant improvements	Life of lease	156,929	140,376

		2,373,134	2,126,897
Accumulated depreciation		(437,635)	(419,817)

		1,935,499	1,707,080
Real estate assets held for sale, net		167,712	11,691
Land		323,168	251,924

		$2,426,379	$1,970,695

5.	Undeveloped Land and Construction in Progress

     During 2004, CRLP completed the construction of the 59,000 square foot addition to Colonial Promenade Trussville II, a community shopping center located in Birmingham, Alabama for a total cost of $8.3 million. Additionally, CRLP completed the redevelopment of the 66,000 square foot retail shopping center of Colonial Shoppes Clay, located in Birmingham, Alabama for a total cost of $4.3 million.

     CRLP currently has seven active development projects, one mixed-use project, and two redevelopment projects in progress, and various parcels of land available for expansion and construction. Undeveloped land and construction in progress is comprised of the following at December 31, 2004:

	Total				Costs
	Units/		Estimated		Capitalized
	Square	Estimated	Total Costs		to Date
	Feet	Completion	(in thousands)		(in thousands)
Multifamily Projects:
Colonial Grand at Mallard Creek	252	2005	$20,000		$11,203
Colonial Village Twin Lakes	460	2005	35,000		31,006
Colonial Grand at Silverado	238	2005	19,900		14,654

Retail Projects:
Colonial Mall Myrtle Beach (redevelopment)	530,000	2005	27,500		19,498
Colonial Pinnacle at Craft Farms	440,000	2006	39,000		7,074
Colonial Pinnacle at Turkey Creek	520,000	2006	37,000	(1)	13,360	(1)
Colonial Pinnacle at Tutwiler Farms	450,000	2006	35,500		2,915
Colonial Promenade at Alabaster	650,000	2005	30,000		15,029
Colonial Shops Colonnade (redevelopment)	122,000	2005	6,500		3,242
Colonial University Village (redevelopment)	555,000	2006	18,700		10,522

Mixed Use Projects, Land and Infrastructures:
Colonial TownPark - Lake Mary			16,075		14,289

Other Projects and Undeveloped Land					16,162

					$158,954

(1)	Represents 50% of the costs. CRLP is a 50% equity partner in this development.

     Interest capitalized on construction in progress during 2004, 2003, and 2002 was $6.9 million, $5.6 million and $8.1 million, respectively.

6.	Investment in Partially Owned Entities and Other Arrangements

     Investments in Consolidated Partially Owned Entities

     During June 2004, CRLP acquired a 90% partnership interest in The Village on the Parkway, a 381,166 square foot retail lifestyle center located in Dallas, Texas. CRLP’s 90% investment in the partnership was $56.4 million, which consisted of $14.1 million of equity investment and $42.3 million of newly issued mortgage debt, representing CRLP’s allocated portion of mortgage debt for the property. As CRLP maintains controlling financial interest of this property, the assets, liabilities and results of operations of the property are consolidated within its financial statements. The third party’s partnership interest is reflected in the financial statements as a minority interest in the consolidated partnership. Under the partnership agreement, CRLP will receive a 9% preferred return on its equity investment and 65% of any remaining available cash. The 10% third-party equity partner will receive the remaining 35% of available cash after payment of the 9% return on CRLP’s equity investment. CRLP’s equity investment was funded through borrowings under its unsecured line of credit.

     During September 2004, CRLP made a $9.0 million investment, consisting of a $2.0 million equity investment and $7.0 million in debt, in the acquisition of a majority interest in Colonnade Properties LLC, a New York based real estate investment company that focuses on the acquisition, management, redevelopment and stabilization of office assets. At the date of the acquisition, Colonnade Properties, LLC had contracts to manage approximately 11 million square feet of office space. In addition to the management contracts, Colonnade Properties, LLC also holds a 25% interest in the Douglas HCI, a five building complex located in Coral Gables, Florida. CRLP’s investment was funded through borrowings under its unsecured line of credit.

     Investments in Unconsolidated Partially Owned Entities

     Investments in unconsolidated partially owned entities at December 31, 2004 and 2003 consisted of the following:

	Percent	(in thousands)
	Owned	2004	2003
Multifamily:
CMS / Colonial Joint Venture I	15.00%	1,435	$1,923
CMS / Colonial Joint Venture II	15.00%	670	689
CMS Florida	25.00%	2,925	—
CMS Tennessee	25.00%	2,727	—
DRA Alabama	10.00%	2,500	2,284
DRA Cunningham, Austin, TX	20.00%	1,266	—
DRA Southwest Partnership	20.00%	19,022	—

		30,545	4,896

Office:
600 Building Partnership, Birmingham, AL	33.33%	(16)	(8)
Douglas HCI, Coral Gables, FL	25.00%	6,457	—

		6,441	(8)

Retail:
Colonial Promenade Madison, Huntsville, AL	25.00%	2,298	2,341
Highway 150, LLC, Birmingham, AL	10.00%	94	56
Orlando Fashion Square Joint Venture, Orlando, FL	50.00%	6	19,698
Parkway Place Limited Partnership, Huntsville, AL	45.00%	12,554	10,493
Turkey Creek, Parkside Drive LLC Partnership, Knoxville, TN	50.00%	13,502	—

		28,454	32,588

Other:
Colonial / Polar-BEK Management Company, Birmingham, AL	50.00%	32	36
NRH Enterprises, LLC, Birmingham, AL	20.00%	—	(16)

		32	20

		$65,472	$37,496

     During May 2004, CRLP disposed of its 15% interest in Colonial Grand at Ponte Vedra, a 240-unit multifamily asset located in Jacksonville, Florida, which was one of the multifamily apartment communities in the CMS / Colonial Joint Venture I. CRLP’s interest was sold for $2.4 million, which was used to repay CRLP’s allocated portion of outstanding mortgage debt of $1.3 million and the remaining proceeds were used to repay a portion of the borrowings under CRLP’s unsecured line of credit.

     During June 2004, CRLP entered into a partnership agreement with Dreyfuss Real Estate Advisors (DRA), in which it maintains a 20% interest and management of The Cunningham Apartments, a 280-unit multifamily asset located in Austin, Texas. CRLP’s total investment in The Cunningham Apartments was $3.9 million, which consisted of $2.8 million of newly issued mortgage debt and $1.1 million of cash, which was funded through borrowings under CRLP’s unsecured line of credit.

     During June 2004, CRLP acquired a 25% partnership interest in CMS Florida, including Colonial Grand at Bayshore, a 376-unit multifamily asset, and Colonial Grand at Palma Sola, a 340-unit multifamily asset, both located in Bradenton, Florida. CRLP acquired the partnership interest from CMS Entrepreneurial III and IV Partners, a Delaware general partnership. CRLP’s 25% investment in the partnership was $11.9 million, which consisted of $3.0 million of equity investment and $8.9 million of mortgage debt, representing our allocated portion of mortgage debt for the property. The equity investment was funded through available cash.

     During August 2004, CRLP acquired a 25% partnership interest in CMS Tennessee and the management of 618 multifamily units in two communities in Nashville, Tennessee. Colonial Grand at Brentwood, which is located in the Brentwood submarket, consists of 254 units. The 364-unit Colonial Village at Hendersonville is located in the Hendersonville submarket. The assets were acquired for a total purchase price of $10.3 million, which consisted of approximately $2.8 million of cash and the assumption of approximately $7.4 million of existing mortgage debt. The cash portion of the acquisition was funded through borrowings under CRLP’s unsecured line of credit.

     During the fourth quarter of 2004, CRLP withdrew from its joint operations agreement with NRH Enterprises, LLC, as described in Note 16.

     During October 2004, CRLP entered into a partnership agreement with DRA, in which CRLP acquired a 20% interest and management of 16 multifamily properties located in Arizona, New Mexico and Nevada containing a combined 4,223 units. CRLP’s total investment in the DRA Southwest Partnership was $64.5 million, which consisted of $45.4 million of newly issued mortgage debt and $19.1 million of cash, which was funded through borrowings under CRLP’s unsecured line of credit.

     During December 2004, CRLP sold its 50% interest in Orlando Fashion Square, a 1.1 million square foot retail asset located in Orlando, Florida. The total sales price was $123.2 million, $61.6 million of which is CRLP’s 50% interest and portion of the proceeds. The proceeds were used to repay a secured loan of $31.4 million and CRLP’s portion of the remaining proceeds was used to support its investment activities.

     During December 2003, CRLP and DRA entered into a partnership agreement, in which the CRLP maintains a 10% interest and manages three multifamily assets located in Birmingham, Alabama. The three assets include Colony Woods, The Meadows of Brook Highland and Madison at Shoal Run, which contain a total of 1,090 units. CRLP purchased their 10% interest for a purchase price of $2.3 million, which was funded through borrowings under CRLP’s unsecured line of credit.

     During December 2002, CRLP sold 90% of its interest in Colonial Promenade Hoover for a total sales price of $20.5 million, and formed Highway 150 LLC, in which CRLP maintains 10% ownership and manages the property under contract with Highway 150 LLC. Additionally during December 2002, CRLP sold 25% of its interest in the Colonial Promenade Madison Joint Venture for $3.2 million. Prior to the sale of this interest, CRLP held a 50% interest in the joint venture. Therefore, CRLP now maintains 25% ownership of the property and continues to manage the property. The proceeds from both of the joint venture transactions were used to repay a portion of the amount outstanding under CRLP’s unsecured line of credit.

     Combined financial information for the CRLP’s investments in unconsolidated partially owned entities for 2004 and 2003 follows:

	December 31,
(in thousands)	2004	2003

Balance Sheet
Assets
Land, building, & equipment, net	$723,370	$345,003
Construction in progress	17,728	81
Other assets	78,722	12,839

Total assets	$819,820	$357,923

Liabilities and Partners’ Equity
Notes payable (1)	$613,062	$251,396
Other liabilities	24,765	3,875
Partners’ Equity	181,992	102,652

Total liabilities and partners’ capital	$819,820	$357,923

Statement of Operations

(for the year ended)	2004	2003	2002

Revenues	$72,187	$51,571	$42,943
Operating expenses	(30,055)	(21,742)	(17,960)
Interest expense	(20,323)	(15,938)	(13,011)
Depreciation, amortization and other	(3,319)	(12,472)	(7,689)

Net income	$18,490	$1,419	$4,283

(1) CRLP’s portion of indebtedness, as calculated based on ownership percentage, at December 31, 2004 and 2003 is $111.6 million and $78.6 million, respectively.

7. Segment Information

     CRLP is organized into, and manages its business based on the performance of three separate and distinct operating divisions: multifamily, office, and retail. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within such division. The applicable accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.” The pro rata portion of the revenues, net operating income (“NOI”), and assets of the partially-owned entities and joint ventures that CRLP has entered into are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned entities and joint ventures are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method and discontinued operations are reported separately. Management evaluates the performance of its segments and allocates resources to them based on divisional NOI. Divisional NOI is defined as total property revenues, including unconsolidated partnerships and joint ventures, less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance, advertising). Property operating expenses for fully owned retail properties do not include approximately $650,000 of annual landlord contributions to marketing funds. Divisional information and the reconciliation of total divisional revenues to total revenues, total divisional NOI to income from continuing operations and minority interest, and total divisional assets to total assets, for the years ended December 31, 2004, 2003, and 2002, is presented below:

	For the Year Ended

	2004	2003	2002
(in thousands)
Revenues:
Divisional Revenues
Multifamily	$123,413	$98,949	$104,160
Office	98,690	93,508	77,111
Retail	169,217	156,805	156,355

Total Divisional Revenues:	391,320	349,262	337,626

Partially-owned subsidiaries	(18,299)	(16,242)	(13,743)
Unallocated corporate revenues	8,374	4,578	7,245
Discontinued operations revenues	(43,985)	(47,594)	(50,532)

Total Consolidated Revenues:	$337,410	$290,004	$280,596

NOI:
Divisional NOI
Multifamily	$75,297	$61,890	$68,145
Office	69,956	65,826	54,930
Retail	118,457	109,164	109,322

Total Divisional NOI:	263,710	236,880	232,397

Partially-owned subsidiaries	(10,626)	(9,356)	(7,956)
Unallocated corporate revenues	8,374	4,578	7,245
Discontinued operations NOI	(28,989)	(31,906)	(33,828)
General and administrative expenses	(27,208)	(19,481)	(15,496)
Depreciation	(84,475)	(72,093)	(64,396)
Amortization	(13,411)	(7,762)	(8,951)
Other	(88)	(56)	(63)

Income from operations	107,287	100,804	108,952

Total other expense	(73,639)	(59,261)	(27,905)

Income before extraordinary items, minority interest and discontinued operations	$33,648	$41,543	$81,047

(in thousands)
Assets:
Divisional Assets
Multifamily	$974,731	$677,469	$645,840
Office	635,278	607,154	594,795
Retail	1,142,766	931,894	906,555

Total Divisional Assets:	2,752,775	2,216,517	2,147,190

Partially-owned subsidiaries	(73,166)	(117,271)	(116,375)
Unallocated corporate assets (1)	121,715	95,681	99,041

	$2,801,324	$2,194,927	$2,129,856

(1) Includes CRLP’s investment in joint ventures of $65,472, $37,496 and $36,265 as of December 31, 2004, 2003, and 2002, respectively (see Note 6).

8. Notes and Mortgages Payable

     Notes and mortgages payable at December 31, 2004 and 2003 consist of the following:

	(in thousands)
	2004	2003
Revolving credit agreement	$239,970	$205,935
Bridge credit facility	119,000	—
Mortgages and other notes:
2.00% to 6.00%	329,835	136,670
6.01% to 7.50%	957,520	679,088
7.51% to 9.00%	209,462	246,172

	$1,855,787	$1,267,865

     As of December 31, 2004, CRLP has an unsecured bank line of credit providing for total borrowings of up to $320 million. This line of credit agreement bears interest at LIBOR plus a spread calculated based on CRLP’s unsecured debt ratings from time to time. Based on CRLP’s debt ratings at December 31, 2004, the spread was 105 basis points. The line of credit is renewable in November 2005 and provides for a one-year extension. The line of credit agreement includes a competitive bid feature that will allow CRLP to convert up to $160 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. The credit facility is primarily used by CRLP to finance property acquisitions and developments and has an outstanding balance at December 31, 2004, of $240.0 million. The interest rate of this short-term borrowing facility, including the competitive bid balance, is 3.14% and 2.16% at December 31, 2004 and 2003, respectively.

     As of December 31, 2004, CRLP has a $200.0 million bridge credit facility (the “bridge facility”) with certain participants of the current $320.0 million unsecured bank line of credit. Base rate loans and euro-dollar loans are available under the Bridge Facility. Generally, base rate loans bear interest at Wachovia’s designated base rate, plus a base rate margin ranging from 0.00% to 1.00% based on our unsecured debt ratings from time to time. Euro-dollar loans bear interest at LIBOR plus a margin ranging from 0.70% to 1.35% based on our unsecured debt ratings from time to time. The bridge facility had an outstanding balance of $119.0 million at December 31, 2004, with an average interest rate of 3.45%. This facility matures in November of 2005.

     During 2004 and 2003, CRLP completed three public offerings of senior notes collectively totaling $525.0 million. The proceeds of the offerings were used to fund acquisitions, development expenditures, repay balances outstanding on CRLP’s revolving credit facility, repay certain notes and mortgages payable, and for general corporate purposes. Details relating to these debt offerings are as follows:

				Gross
	Type of			Proceeds
Issue Date	Note	Maturity	Rate	(in thousands)
April 2004	Senior	April 2011	4.80%	$100,000
June 2004	Senior	June 2014	6.25%	300,000
April 2003	Senior	April 2013	6.15%	125,000

				$525,000

     At December 31, 2004, CRLP had $1.4 billion in unsecured indebtedness including balances outstanding on its bank line of credit and certain other notes payable. The remainder of CRLP’s notes and mortgages payable are collateralized by the assignment of rents and leases of certain properties and assets with an aggregate net book value of $622.8 million at December 31, 2004.

     The aggregate maturities of notes and mortgages payable, including the CRLP’s line of credit and bridge credit facility at December 31, 2004, are as follows:

(in thousands)

2005	$440,456
2006	111,897
2007	182,091
2008	54,313
2009	41,144
Thereafter	1,025,886

$1,855,787

     Based on borrowing rates available to CRLP for notes and mortgages payable with similar terms, the estimated fair value of CRLP’s notes and mortgages payable at December 31, 2004 and 2003 was approximately $1.88 billion and $1.31 billion, respectively.

     Certain loan agreements of CRLP contain restrictive covenants, which, among other things, require maintenance of various financial ratios. At December 31, 2004, CRLP was in compliance with those covenants.

9. Derivative Instruments

     Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, CRLP records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

     For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. CRLP assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.

     CRLP’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, CRLP primarily uses interest rate swaps, caps and treasury locks as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2004, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt, existing lines of credit, and forecasted issuances of debt. Two of CRLP’s outstanding interest rate swaps hedge the interest rate risk associated with forecasted debt issuances that are expected to occur in 2005. Accordingly, the maximum period of time over which CRLP is hedging its exposure to variability in future cash flows for forecasted transactions, other than those related to the payment of variable interest on existing debt, is approximately eight months. CRLP primarily uses interest rate swaps as part of its fair value hedging strategy. These swaps involve the receipt of fixed rate amounts in exchange for variable rate amounts over the life of the agreements without exchange of the underlying principal amount. During 2004, such swaps were used to hedge the change in fair value of fixed rate debt.

     CRLP has entered into several different hedging transactions in an effort to manage our exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of our derivative financial instruments at December 31, 2004. The notional value at December 31, 2004 provides an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

				Fair Value
				At December 31, 2004
		Interest		Asset (Liability)
Product Type	Notional Value	Rate	Maturity	(in thousands)
Interest Rate SWAP, Cash Flow	$30.2 - $27.7 million	5.932%	1/1/06	$(809)
Interest Rate SWAP, Cash Flow	$17.0 million	7.380%	5/5/06	(610)
Interest Rate SWAP, Fair Value	$100.0 million	4.803%	4/1/11	3,269
Interest Rate SWAP, Cash Flow	$72.9 million	3.928%	1/15/10	284
Interest Rate SWAP, Cash Flow	$170.0 million	4.250%	8/15/10	136
Interest Rate CAP, Cash Flow	$25.9 million	4.840%	4/1/06	4
Interest Rate CAP, Cash Flow	$16.4 million	4.840%	4/1/06	3
Interest Rate CAP, Cash Flow	$8.4 million	4.840%	4/1/06	1
Interest Rate CAP, Cash Flow	$19.7 million	6.850%	6/29/07	6
Interest Rate CAP, Cash Flow	$16.7 million	6.850%	7/3/07	5

     As of December 31, 2004, no derivatives were designated as hedges of net investments in foreign operations. Additionally, CRLP does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and are used to manage CRLP’s exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements of SFAS No. 133. The only swap that CRLP has that is not designated as a hedge for SFAS No. 133 was acquired through the purchase of a property and its corresponding debt.

     At December 31, 2004 and 2003, derivatives with a fair value of $3.7 million and $6,195, respectively, were included in other assets and derivatives with a fair value of $1.4 million and $2.1 million, respectively, were included in other liabilities. The change in net unrealized gains/losses of $0.2 million in 2004, $1.9 million in 2003 and $3.6 million in 2002 for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in shareholders’ equity and comprehensive income. The change in fair value of derivatives not designated as hedges of $0.4 million is included in other losses in 2004. There were not any derivatives not designated as hedges in 2003 and 2002. No hedge ineffectiveness on fair value hedges was recognized during 2004, 2003 and 2002. Hedge ineffectiveness of $3,661, $0.4 million and $23,000 on cash flow hedges due to index mismatches was recognized in other income during 2004, 2003 and 2002, respectively.

     Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on CRLP’s hedged debt. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $1.4 million, $1.9 million and $2.2 million of net unrealized gains/losses from accumulated other comprehensive loss to interest expense during 2004, 2003 and 2002, respectively. During the next 12 months, CRLP estimates that an additional $2.1 million will be reclassified to interest expense.

10. Capital Structure

     At December 31, 2004 the Trust controlled CRLP as the sole general partner and as the holder of 72.4% of the common units of CRLP and 63.6.% of the preferred units (Series C preferred units and Series D preferred units). The limited partners of CRLP who hold redeemable, or common units, are those persons (including certain officers and trustees) who, at the time of the initial public offering, elected to hold all or a portion of their interest in the form of units rather than receiving shares of common stock of the Trust, or individuals from whom CRLP acquired certain properties, who elected to receive units in exchange for the properties. Redeemable units represent the number of outstanding limited partnership units as of the date of the applicable balance sheet, valued at the closing market value of the Trust’s common shares. Each redeemable unit may be redeemed by the holder thereof for either one common share or cash equal to the fair market value thereof at the time of such redemption, at the option of the Trust.

     Additionally, in 1999, CRLP issued $100 million of Series B Cumulative Redeemable Perpetual Preferred Units (“Series B preferred units”) in a private placement, that are exchangeable for Series B preferred shares of the Trust, net of offering costs of $2.6 million. On February 18, 2004, CRLP modified the terms of the $100.0 million 8.875% Preferred Units. Under the modified terms, the Preferred Units bear a distribution rate of 7.25% and are redeemable at the option of CRLP, in whole or in part, after February 24, 2009, at the cost of the original capital contribution plus the cumulative priority return, whether or not declared. The terms of the Preferred Units were further modified on March 14, 2005 to extend the redemption date from February 24, 2009 to August 24, 2009. The Preferred Units are exchangeable for 7.25% Series B Preferred Shares of the Trust, in whole or in part at anytime on or after January 1, 2014, at the option of the holders.

     The Board of Trustees of the Trust manages CRLP by directing the affairs of CRLP. The Trust’s interests in CRLP entitle it to share in cash distributions from, and in the profits and losses of, CRLP in proportion to the Trust’s percentage interest therein and entitle the Trust to vote on all matters requiring a vote of the limited partners.

     In 1999, the Trust’s Board of Trustees authorized a common share repurchase program under which the Trust could repurchase up to $150 million of its currently outstanding common shares from time to time at the discretion of management in open market and negotiated transactions. The Trust repurchased 5,623,150 shares at an all-in cost of approximately $150 million, which represents an average purchase price of $26.70. A corresponding amount of units were redeemed by CRLP in connection with such repurchases. These units are included as a reduction of partners’ equity.

11. Cash Contributions

     On April 30, 2003, the Trust entered into a transaction in which $125.0 million or 5,000,000 depositary shares, each representing 1/10 of a share of 8.125% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest of the Trust, were issued. The proceeds were contributed by the Trust to CRLP in exchange for the issuance by CRLP to the Trust of related Series D preferred units. The depositary shares may be redeemed by the Trust on or after April 30, 2008 and have a liquidation preference of $25.00 per depositary share. The depositary shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Trust. The net proceeds of the offering were approximately $120.7 million and were used to redeem the Trust’s $125.0 million 8.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series A preferred shares”) and the related Series A preferred units on May 7, 2003. Upon redemption of the Series A preferred units, the Trust deducted the original issuance costs of the Series A preferred shares of $4.5 million from net income available to common unitholders, in accordance with the SEC’s clarification of Emerging Issues Task Force (EITF) Abstracts, Topic No. D-42 “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock”.

     On June 2, 2003, the Trust issued $75.2 million or 2,110,000 of its common shares at $35.65 per share in a public offering, in which Merrill Lynch & Co. acted as underwriter. The net proceeds from the offering, after deducting offering expenses were $72.5 million. The proceeds were contributed to CRLP in exchange for common units and were used to repay a portion of the outstanding balance on CRLP’s unsecured line of credit.

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

12. Share Option and Restricted Share Plans

     The Trust has in place an Employee Share Option and Restricted Share Plan (the “Employee Plan”) designed to attract, retain, and motivate executive officers of the Trust and other key employees. The Employee Plan, as amended in April 1998, authorizes the issuance of up to 3,200,000 common shares (as increased from time to time to equal 10% of the number of common shares of the Trust and CRLP partnership units outstanding) pursuant to options or restricted shares granted or issued under this plan, provided that no more than 750,000 restricted shares may be issued. In connection with the grant of options under the Employee Plan, the Executive Compensation Committee of the Board of Trustees determines the option exercise period and any vesting requirements. The Trust issued 28,432, 40,284, and 62,595 restricted shares under the Employee Plan during 2004, 2003, and 2002, respectively. The value of outstanding restricted shares is being charged to compensation expense based upon the earlier of satisfying the vesting period (2-8 years) or satisfying certain performance targets.

     Also, the Trust had a Trustee Share Option Plan (the “Trustee Plan”). The Trustee Plan, as amended in April 1997, authorized the issuance of up to 500,000 options to purchase common shares of beneficial interest. The Trustee Plan expired on September 28, 2003, and is succeeded by the Employee Plan. In April 1997, the Company also adopted a Non-Employee Trustee Share Plan (the “Share Plan”). The Share Plan permits non-employee trustees of the Trust to elect to receive common shares in lieu of all or a portion of their annual trustee fees, board fees and committee fees. The Share Plan authorizes the issuance of 50,000 common shares under the Plan. The Trust issued 5,692 and 5,862 common shares pursuant to the Share Plan during 2004 and 2003, respectively.

     In October 1997, the Trust adopted an Employee Share Purchase Plan (the “Purchase Plan”). The Purchase Plan permits eligible employees of the Trust, through payroll deductions, to purchase common shares at a 5% discount to the market price. The Purchase Plan has no limit on the number of common shares that may be issued under the plan. The Trust issued 938 and 1,713 common shares pursuant to the Purchase Plan during 2004 and 2003, respectively. In January 2004, the Purchase Plan was amended to eliminate the 5% discount available under the plan.

     For all employee stock options granted on or after January 1, 2003, in accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123, the Trust has elected to adopt the accounting provisions of SFAS No. 123 under the prospective method. The prospective method allows the Trust to apply the recognition provisions of SFAS No. 123 to all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. During 2004 and 2003, the Trust recognized compensation expense of $0.2 and $0.2 million, respectively, related to the stock options granted during 2004 and 2003. The following assumptions were used to derive the fair values: a 10-year option term; an annualized volatility rate of 21.29% and 16.36% for 2004 and 2003, respectively; a risk-free rate of return of 4.25% and 4.01% for 2004 and 2003, respectively; and a dividend yield of 6.86% and 7.55% for 2004 and 2003, respectively.

     Prior to January 1, 2003, the Trust applied Accounting Principles Board Opinion No. 25 (APB No. 25) and related Interpretations in accounting for its plans. In accordance with APB 25, no compensation expense has been recognized for its stock option plans during the periods prior to January 1, 2003. Had compensation expense for the Trust’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods prescribed in SFAS No. 123, Accounting for Stock-Based Compensation, CRLP’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	(in thousands, except per share data)
	For the Year Ending December 31,
	2004	2003	2002

Net income available to common unitholders:
As reported	$55,039	$46,174	$86,468
Pro forma	$54,684	$45,745	$86,008

Net income per unit – basic:
As reported	$1.47	$1.30	$2.61
Pro forma	$1.46	$1.29	$2.59

Net income per unit – diluted:
As reported	$1.45	$1.29	$2.58
Pro forma	$1.44	$1.28	$2.56

     The Trust uses the Black-Scholes pricing model to calculate the fair values of the options awarded, which are included in the pro forma results above. The following assumptions were used to derive the fair values for option grants during 2002: a 10-year option term, an annualized volatility rate of 19.59%, a risk-free rate of return of 4.33%, and a dividend yield of 7.63%.

     Option activity under the Employee Plan, the Share Plan, and the Trustee Plan, combined is presented in the table below:

		Options Outstanding
	Shares Available		Weighted-average
	for future		Price per
	Option Grant	Shares	Share
Balance, December 31, 2001	2,390,088	1,218,964	$26.60
Options granted	(585,620)	585,620	$32.62
Options terminated	32,076	(32,076)	$29.12
Options exercised		(231,238)	$26.28

Balance, December 31, 2002	1,836,544	1,541,270	$28.88
Options granted	(514,592)	514,592	$33.46
Options terminated	80,043	(80,043)	$29.65
Options exercised		(83,861)	$27.84

Balance, December 31, 2003	1,401,995	1,891,958	$27.86
Options granted	(99,960)	99,960	$36.24
Options terminated	72,770	(72,770)	$32.09
Options exercised		(344,377)	$29.38

Balance, December 31, 2004	1,374,805	1,574,771	$30.66

     All options granted to date have a term of ten years and may be exercised in equal installments, based on a 3-5 year vesting schedule, of the total number of options issued to any individual on each of the applicable 3-5 year anniversary dates of the grant of the option. The balance of options that are exercisable total 693,921, 622,229, and 396,052 at December 31, 2004, 2003, and 2002, respectively.

13. Employee Benefits

     Noncontributory Defined Benefit Pension Plan

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

          The table below presents a summary of pension plan status as of December 31, 2004 and 2003, as it relates to the employees of CRLP.

Obligations and Funded Status at December 31

	2004	2003
Change in benefit obligation
Benefit obligation at beginning of year	$9,280,600	$7,605,199
Service cost	887,521	809,598
Interest cost	590,066	492,128
Plan amendments	—	—
Benefits paid	(77,776)	(67,991)
Actuarial (gain) loss	756,114	441,666

Benefit obligation at end of year	$11,436,525	$9,280,600

Change in plan assets
Fair value of plan assets at beginning of year	$5,053,759	$3,970,489
Actual return on plan assets	567,982	199,304
Employer contributions	1,981,110	951,957
Benefits paid	(77,776)	(67,991)

Fair value of plan assets at end of year	$7,525,075	$5,053,759

Fair value of plan assets	$7,525,075	$5,053,759
Benefit obligation	11,436,525	9,280,600

Funded status	(3,911,450)	(4,226,841)
Unrecognized net (gain) loss	2,028,776	1,726,711
Unrecognized prior service cost	50,175	58,172

Net amount recognized	$(1,832,499)	$(2,441,958)

Amounts recognized in the consolidated balance sheets consist of:

	2004	2003
Prepaid benefit cost	$—	$—
Accrued benefit cost	(1,832,499)	(2,441,958)
Accumulated other comprehensive income	—	—

Net amount recognized	$(1,832,499)	$(2,441,958)

Components of Net Periodic Benefit Cost

	2004	2003
Service cost	$887,521	$809,598
Interest cost	590,066	492,128
Expected return on plan assets	(475,074)	(337,132)
Amortization of prior service cost	7,997	7,997
Amortization of net (gain) loss	62,717	36,140

Net periodic benefit cost	$1,073,227	$1,008,731

Additional Information
Accumulated benefit obligation	$8,748,637	$6,924,791

Assumptions:

	2004	2003
Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	6.00%	6.25%
Rate of compensation increase	3.00%	4.00%

Weighted-average assumptions used to determine net cost for years ended December 31
Discount rate	6.25%	6.50%
Expected long-term rate of return on plan assets	8.00%	8.00%
Rate of compensation increase	3.00%	4.00%

     CRLP’s pension plan weighted-average asset allocations at December 31, 2004 and 2003, by asset category are as follows:

	Percentage of Plan Assets at
	December 31
Asset Category	2004	2003
Equity Securities	51%	61%
Debt Securities	47%	39%
Real estate	0%	0%
Other	2%	0%

Total	100%	100%

     CRLP’s investment policy targets to achieve a long-term return on plan assets of at least 8.0%. In order to achieve these targets, CRLP primarily utilizes a diversified grouping of growth and value funds with moderate risk exposure. CRLP reviews the pension plan’s investment policy on a periodic basis and may adjust the investment strategy, as needed, in order to achieve the long-term objectives of the plan.

     The following table presents the cash flow activity of the pension plan during the years ending December 31, 2004 and 2003:

	Employer	Employee
Contributions
2003	$951,957	$—
2004	$1,981,110	$—

Benefit payments
2003	$67,991
2004	$77,776

     401k Plan

     CRLP maintains a 401k plan covering substantially all employees. This plan provides, with certain restrictions, that employees may contribute a portion of their earnings with CRLP matching one-half of such contributions, solely at the Trust’s discretion. Contributions by CRLP were approximately $465,786, $469,800, and $415,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

9. Leasing Operations

     CRLP is in the business of leasing and managing multifamily, office, and retail property. For properties owned by CRLP, minimum rentals due in future periods under noncancelable operating leases extending beyond one year at December 31, 2004, are as follows:

(in thousands)
2005	$213,056
2006	191,574
2007	161,946
2008	135,440
2009	115,077
Thereafter	369,533

$1,186,626

     The noncancelable leases are with tenants engaged in retail and office operations in Alabama, Georgia, Florida, North Carolina, South Carolina, Tennessee, Texas, and Virginia. Performance in accordance with the lease terms is in part dependent upon the economic conditions of the respective areas. No additional credit risk exposure relating to the leasing arrangements exists beyond the accounts receivable amounts shown in the December 31, 2004 balance sheet. Leases with tenants in multifamily properties are generally for one year or less and are thus excluded from the above table. Substantially all of CRLP’s land, buildings, and equipment represent property leased under the above and other short-term leasing arrangements.

     Rental income from continuing operations for 2004, 2003, and 2002 includes percentage rent of $2.7 million, $2.5 million and $2.3 million, respectively. This rental income was earned when certain retail tenants attained sales volumes specified in their respective lease agreements.

10. Commitments, Contingencies, Guarantees and Other Arrangements

     Commitments and Contingencies

     The following tables summarize CRLP’s future minimum lease payments under operating lease agreements as of December 31, 2004:

(in thousands)	Total	2005	2006	2007	2008	2009	Thereafter

Ground lease commitments	$3,784	$54	$54	$54	$54	$54	$3,514

     CRLP is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position or results of operations or cash flows of CRLP.

     Guarantees and Other Arrangements

     During January 2000, CRLP initiated and completed an Executive Unit Purchase Program (Unit Purchase Program), in which the Board of Trustees of the Trust and certain members of the Trust’s management were able to purchase 425,925 units of CRLP. The value of the units purchased under the Unit Purchase Program was approximately $10.0 million. Under the Unit Purchase Program, the Board of Trustees of the Trust and the members of management obtained full-recourse personal loans from an unrelated financial institution, in order to purchase the units. As of December 31, 2004, the outstanding balance on these loans was $3.8 million as some participants have exited the program and repaid their principal balance. The units, which have a market value of approximately $6.5 million at December 31, 2004, are pledged as collateral against the loans. CRLP has provided a guarantee to the unrelated financial institution for the personal loans, which matured in January 2005. At December 31, 2004, no liability was recorded on our books for the guarantee. In connection with the maturity of the remaining outstanding loans in January 2005, CRLP’s guarantees for such loans were terminated.

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

     During December 2002, CRLP sold 90% of its interest in Colonial Promenade Hoover for a total sales price of $20.5 million, and formed Highway 150 LLC, in which CRLP maintains 10% ownership and manages the property. In connection with the formation of Highway 150 LLC, CRLP executed a guaranty, pursuant to which CRLP would serve as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. CRLP’s maximum guarantee of $1.0 million may be requested by the lender, only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At December 31, 2004, the total amount of debt of the joint venture was approximately $17.4 million and matures in December 2012. At December 31, 2004, no liability was recorded on the CRLP’s books for the guarantee.

     In connection with the contribution of certain assets to CRLP, certain partners have guaranteed indebtedness of CRLP totaling $26.9 million at December 31, 2004. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by CRLP. Additionally, certain unitholders of CRLP and trustees of the Trust have guaranteed indebtedness of CRLP totaling $0.4 million at December 31, 2004. CRLP has indemnified these individuals from their guarantees of this indebtedness.

16. Related Party Transactions

     CRLP has used affiliated construction companies to manage and oversee certain of its development, re-development and expansion projects. The affiliated construction companies utilized by CRLP are headquartered in Alabama and have completed numerous projects within the Sunbelt region of the United States. Through the use of market survey data and in-house development expertise, CRLP negotiates the fees and contract prices of each development, re-development or expansion project with the affiliated construction companies and presents each project to the Trust’s Management Committee for review and approval. Upon approval by the Management Committee, the Management Committee presents each project to the independent members of the Executive Committee of the Board of Trustees of the Trust for final approval. In each of the following transactions, the independent members of the Executive Committee of the Board of Trustees of the Trust approved such transactions unanimously.

     CRLP paid $1.6 million for property development costs to Lowder Construction Company, Inc., a construction company owned by The Colonial Company (“TCC”) in which Mr. Thomas H. Lowder (the Company’s Chairman of the Board and Chief Executive Officer) and Mr. James K. Lowder (our trustee) each own a 50% interest, during the year ended December 31, 2002. Of this amount, $1.5 million was then paid to unaffiliated subcontractors for the construction of these development and expansion projects during 2002. CRLP paid insignificant amounts to Lowder Construction Company, Inc. during 2004 and 2003. CRLP had no outstanding construction invoices and retainage payable to Lowder Construction Company, Inc. at December 31, 2004 and 2003.

     CRLP also paid $20.0 million, $30.2 million and $35.3 million for property construction costs to Brasfield & Gorrie LLC, a construction company partially-owned by Mr. M. Miller Gorrie (a trustee of the Company) during the years ended December 31, 2004, 2003 and 2002, respectively. Of these amounts, $17.0 million, $26.9 million and $32.1 million was then paid to unaffiliated subcontractors for the construction of these development projects during 2004, 2003 and 2002, respectively. CRLP had $3.3 million in outstanding construction invoices or retainage payable to this construction company at December 31, 2004.

     In March 2002, CPSI acquired a 20% interest in three aircraft from NRH Enterprises, L.L.C., (“NRH”) an entity in which Mr. Harold Ripps (a trustee of the Company) indirectly has an approximate 33% interest, for approximately $1.4 million. Additionally, CPSI entered into a joint ownership agreement with the other owners of the aircraft, including NRH, under which CPSI paid NRH, as agent for all of the owners of the aircraft, a monthly fee of $10,000, plus $1,400 per hour of CRLP’s flight time, to cover the operating expenses of the aircraft. Further, CPSI entered into an aircraft services agreement with MEDJET Assistance, L.L.C., (MEDJET) an entity in which Mr. Ripps indirectly has an approximate 40% interest. Under this agreement, CPSI was obligated to pay a monthly fee of $5,000 to MEDJET for managing the use, maintenance, storage, and supervision of the aircraft. NRH paid this $5,000 monthly fee to MEDJET, on behalf of CPSI, from the $10,000 monthly fee referred to above. CPSI paid approximately $279,000 during 2004 and $319,000 during 2003 to NRH for usage and service of the aircraft under the above agreements. During 2004, CPSI sold its interest in the three aircraft for $0.8 million and terminated the aircraft services agreement.

     In July 2002, CPSI acquired three single family homes located in Montgomery, Alabama, from Lowder New Homes, Inc., an entity owned by TCC, for a total purchase price of approximately $0.5 million, which will be operated as rental property. The homes were purchased as part of a corporate rental program for an automobile manufacturer that is building a manufacturing plant near Montgomery, Alabama. Under the corporate rental program, executives of the automobile manufacturer will rent the homes from the Company for an initial term of three years, with the option to extend the lease, and have agreed to lease additional multifamily units at Colonial Grand at Promenade located in Montgomery, Alabama. The homes were funded through CRLP’s unsecured line of credit.

     CRLP leased space to certain entities in which Mr. Thomas H. Lowder, Mr. James K. Lowder, and Mr. M. Miller Gorrie have an interest and received market rent from these entities of approximately $1.4 million, $1.1 million and $1.0 million during the years ended December 31, 2004, 2003, and 2002, respectively. Additionally, we provided management and leasing services to certain related entities and received fees from these entities of approximately $26,502, $0.2 million and $0.3 million during the years ended December 31, 2004, 2003, and 2002, respectively.

     Colonial Insurance Agency, a corporation owned by TCC, has provided insurance brokerage services for the Company. The aggregate amount paid by CRLP to Colonial Insurance Agency for these services during the years ended December 31, 2004, 2003, and 2002 were $4.0 million, $4.4 million and

$5.0 million, respectively. Of these amounts, $3.6 million, $4.2 million and $4.7 million was then paid to unaffiliated insurance carriers for insurance premiums during 2004, 2003 and 2002, respectively.

17. Cornerstone Merger

     During October 2004, the Trust entered into a definitive merger agreement with Cornerstone Realty Income Trust, Inc. (“Cornerstone”), a Richmond, Virginia-based REIT focused on multifamily communities. The transaction, which is expected to close during April of 2005, is valued at approximately $1.5 billion, including the assumption or repayment of Cornerstone debt.

     The transaction is structured as a common and preferred share election merger, with Cornerstone shareholders having the right to elect to receive the merger consideration in Trust common or preferred depositary shares. More specifically, in the merger, Cornerstone shareholders will have the right to elect to receive either:

•	a number of the Trust common shares equal to the common share conversion rate, which is currently expected to be 0.2581; or

•	a number of the Trust 7.62% Series E preferred depositary shares, $25.00 liquidation preference per depositary share, equal to the preferred depositary share conversion rate, which is currently expected to be 0.4194;

for each outstanding common share of Cornerstone, subject to the restriction that the Trust’s Series E preferred depositary shares issued will not exceed approximately 25% of the total merger consideration. If the number of the Trust’s Series E preferred depositary shares to be issued in the merger or the number of holders of the Trust’s Series E preferred depositary shares does not satisfy New York Stock Exchange listing conditions specified in the merger agreement, then each Cornerstone common share will be converted into a number of the Trust’s common shares equal to the common share conversion rate. In addition, the conversion rates are subject to various adjustments provided for in the merger agreement, although the Trust and Cornerstone do not currently expect any further material adjustments to the conversion rates. Depending upon the shareholder elections, the Trust expects to issue approximately 11 to 14 million new common shares and up to approximately $150 million of new preferred securities and refinance or assume approximately $850 million of Cornerstone’s existing secured debt. The transaction, which remains subject to approval by the common shareholders of the Trust and Cornerstone, has been unanimously approved by both boards.

     Cornerstone will have the right to terminate the transaction if Colonial’s average share price for the 20 trading days preceding 10 trading days prior to the close of the transaction is below $31.00. However, in the event the share price is below such level, the Company has the right to continue the transaction through the payment, at its sole option, of additional Colonial Properties common shares or cash to provide Cornerstone shareholders value equivalent to that which they would have received had Colonial’s share price been $31.00 for such measurement period. The Company has the right to terminate if its average share price exceeds $49.00 for 20 consecutive trading days preceding 10 trading days prior to the close of the transaction.

     Pursuant to the merger agreement, subsequent to the closing of the merger, the Trust will contribute its entire interest in Cornerstone’s successor by merger to CRLP and such successor by merger will become a wholly owned subsidiary of CRLP.

18. Subsequent Events

     Distribution

     On January 21, 2005, the Board of Trustees of the Trust declared a cash distribution to partners of CRLP in the amount of $0.675 per share and per partnership unit, totaling $25.7 million. The distribution was made to partners of record as of January 31, 2005, and was paid on February 7, 2005.

     Acquisitions

     On January 13, 2005, CRLP acquired Portofino Shopping Center, a 373,000 square foot retail shopping center in Houston, Texas. The center is anchored by Home Depot and Sam’s Wholesale Club. Other tenants include Oshman’s, Steinmart, Old Navy, Petsmart, Michael’s and Conn’s. The asset was acquired for a total purchase price of $60.3 million, which was funded through borrowings under CRLP’s bridge credit facility.

     On January 31, 2005, CRLP acquired Westshore Place I & II, two ten story Class A office buildings comprising 370,994 square feet in Tampa, Florida. The assets were acquired for $54.9 million, which was funded through borrowings under CRLP’s bridge credit facility.

     Dispositions

     On February 18, 2005, CRLP sold its 15% interest in Colonial Village at Cahaba Heights, a 125-unit multifamily apartment community located in Birmingham, Alabama. The asset was sold for a total sales price of $1.2 million and the proceeds were used to repay a portion of the borrowings under CRLP’s unsecured line of credit.

     On February 25, 2005, CRLP sold its 15% interest in Colonial Grand at River Hills, a 776-unit multifamily apartment community located in Tampa, Florida. The asset was sold for a total sales price of $6.9 million and the proceeds were used to repay a portion of the borrowings under CRLP’s unsecured line of credit.

     Financing Activity

     On January 31, 2005, CRLP completed a $275 million senior notes offering of 4.750% unsecured notes due February 1, 2010. Interest on the notes is payable semi-annually on the 1st of every February and August beginning August 1, 2005. The net proceeds of approximately $273.3 million were used to pay down CRLP’s bridge credit facility and a portion of CRLP’s unsecured line of credit.

     During January 2005, CRLP entered into two interest rate swap agreements to hedge the interest rate risk associated with forecasted debt issuances that are expected to occur during 2005. The following table summarizes the notional values and other characteristics these interest rate swap agreements:

		Interest
Product Type	Notional Value	Rate	Maturity

Interest Rate SWAP, Cash Flow	$250 million	4.721%	8/3/15
Interest Rate SWAP, Cash Flow	$200 million	4.830%	2/15/16

During January 2005, CRLP settled one interest rate swap agreement and terminated one interest rate swap agreement for approximately $0.8 million, both of which were outstanding at December 31, 2004. This amount will remain in accumulated other comprehensive income and be reclassified to interest expense over the applicable period of the associated debt.

19. Quarterly Financial Information (Unaudited)

     The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2004 and 2003. The information provided herein has been reclassified in accordance with SFAS No. 144 for all periods presented.

	First	Second	Third	Fourth
(in thousands, except per unit data)	Quarter	Quarter	Quarter	Quarter

2004

Revenues	$75,253	$78,907	$86,712	$96,538
Income from continuing operations	9,729	9,161	5,832	8,645
Income from discontinued operations	14,612	5,251	6,520	17,563
Net income	24,341	14,412	12,352	26,208
Preferred dividends	(5,750)	(5,508)	(5,508)	(5,508)
Net income available to common unitholders	18,591	8,904	6,844	20,700

Net income per unit:
Basic	$0.50	$0.24	$0.18	$0.55
Diluted	$0.50	$0.24	$0.18	$0.54

Weighted average common units outstanding:
Basic	37,031	37,447	37,597	37,790
Diluted	37,406	37,740	37,960	38,162

2003

Revenues	$70,624	$73,808	$71,392	$74,180
Income from continuing operations	8,462	10,897	9,919	12,265
Income from discontinued operations	15,268	5,186	5,563	7,222
Net income	23,730	16,083	15,482	19,487
Preferred dividends	(6,109)	(6,191)	(5,942)	(5,915)
Preferred unit issuance costs	—	(4,451)	—	—
Net income available to common unitholders	17,621	5,441	9,540	13,572

Net income per unit:
Basic	$0.52	$0.16	$0.26	$0.36
Diluted	$0.52	$0.16	$0.26	$0.36

Weighted average common units outstanding:
Basic	33,812	34,732	36,422	36,657
Diluted	33,981	34,982	36,695	37,056

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders Of Colonial Properties Trust:

We have completed an integrated audit of Colonial Realty Limited Partnership’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Colonial Realty Limited Partnership at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/	PricewaterhouseCoopers LLP
Birmingham, Alabama
March 16, 2005

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A.	Controls and Procedures.

     Evaluation of Disclosure Controls and Procedure

     As of the end of the period covered by this report, our management, including the Chief Executive Officer and the Chief Financial Officer of the Trust, carried out an evaluation of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting identified in connection with such evaluation that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

     Management’s Report on Internal Control Over Financial Reporting

     Management of Colonial Properties Trust (the “Trust”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange act of 1934. CRLP’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the effectiveness of CRLP’s internal control over financial reporting as of December 31, 2004. The assessment was based upon the framework described in “Integrated Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of the Board of Trustees of the Trust.

     Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2004, CRLP maintained effective internal control over financial reporting.

      Management’s assessment of the effectiveness of CRLP’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

We are managed by the Trust, the general partner of CRLP. The information required by this item with respect to trustees of the Trust is hereby incorporated by reference from the material appearing in the Trust’s definitive proxy statement for the annual meeting of shareholders held in 2005 (the “Proxy Statement”) under the caption “Election of Trustees”. Information required by this item with respect to the availability of the Trust’s code of ethics is provided in Item 1 of this report. See “Available Information”.

Item 11.	Executive Compensation.

     The information required by this item is hereby incorporated by reference from the material appearing in the Trust’s Proxy Statement under the caption “Executive Compensation” and “Compensation of Trustees”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth information regarding the beneficial ownership of units as of March 8, 2005 for:

(1)	each person known by CRLP to be the beneficial owner of more than five percent of the CRLP’s outstanding units,

(2)	each trustee of the Trust and each named executive officer and

(3)	the trustees and executive officers of the Trust as a group.

     Each person named in the table has sole voting and investment power with respect to all Units shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. References in the table to “units” are to units of limited partnership interest in CRLP. Unless otherwise provided in the table, the address of each beneficial owner is Colonial Plaza, Suite 750, 2101 Sixth Avenue North, Birmingham, Alabama 35203.

Name and Business Address	Number of		Percent of
of Beneficial Owner	Units		Units (1)
Colonial Properties Trust	27,878,200		72.9%
Thomas H. Lowder	2,938,373	(2)	7.7%
James K. Lowder 2000 Interstate Parkway Suite 400 Montgomery, Alabama 36104	1,925,397	(3)	5.0%
Carl F. Bailey	17,595		*
M. Miller Gorrie	266,523	(4)	*
William M. Johnson	536,147	(5)	1.4%
Herbert A. Meisler	619,034	(6)	1.6%
Claude B. Nielsen	5,865		*
Harold W. Ripps	1,925,975		5.0%
Donald T. Senterfitt	—		*
John W. Spiegel	—		*
C. Reynolds Thompson, III	17,595		*
Weston M. Andress	—		*
Robert A. Jackson	17,595		*
Paul F. Earle	17,595		*
All executive officers and trustees as a group (18 persons)	6,965,218	(7)	18.2%

*	Less than 1%

(1)	The number of units outstanding as of March 8, 2005 was 38,217,955.

(2)	Includes 466,521 units owned by Thomas Lowder, 89,285 units owned by Thomas Lowder Investments, LLC, 1,369,396 units owned by CCI, 1,012,976 units owned by EPJV and 195 units held in trust for the benefit of Thomas Lowder’s children. Units owned by CCI are reported twice in this table, once as beneficially owned by Thomas H. Lowder and again as beneficially owned by James K. Lowder.

(3)	Includes 466,521 units owned by James Lowder, 89,285 units owned by James Lowder Investments, LLC, 1,369,396 units owned by CCI and 195 units held in trust for the benefit of James K. Lowder’s children.

(4)	Includes 157,140 units owned by MJE, LLC., and 109,383 units owned by Mr. Gorrie.

(5)	Includes 461,642 units owned by Mr. Johnson and 74,505 units owned by William M. Johnson Investments I, LLP, an entity controlled by Mr. Johnson.

(6)	Includes 471,872 units owned by Meisler Enterprises L.P., a limited partnership of which Mr. Meisler and his wife are sole partners, and 72,657 units directly owned by Mr. Meisler.

(7)	Units held by CCI have been counted only once for this purpose.

     The following table summarizes information, as of December 31, 2004, relating to the Trust’s equity compensation plans pursuant to which options to purchase our common shares and our restricted common shares may be granted from time to time.

Number of
securities
remaining available
for future issuance
under equity
compensation plans
	Number of				(excluding
	securities to be issued upon		Weighted-average exercise price		securities
	exercise of outstanding options,		of outstanding options, warrants		reflected in column
Plan Category	warrants and rights (a)		and rights (b)		(a))

Equity compensation plans approved by security holders (1)	1,640,185	(2)	$30.66	(3)	2,157,021

Equity compensation plans not approved by security holders	—		—		—

Total	1,640,185		$30.66		2,157,021

(1)	These plans include our Employee Share Option and Restricted Share Plan, as amended in 1998, our Non-Employee Trustee Share Plan, as amended in 1997, and our Trustee Share Option Plan, as amended in 1997.

(2)	Includes 65,414 restricted shares and performance-based restricted shares to be exercised as of December 31, 2004.

(3)	Weighted-average exercise price of outstanding options; excludes value of outstanding restricted shares.

Item 13.	Certain Relationships and Related Transactions.

     The information required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the caption “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services.

     The information required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the caption “Summary of Audit Fees”.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

15(a)(1) and (2) Financial Statements and Schedules

Index to Financial Statements and Financial Statement Schedule

The following financial statements of CRLP are included in Part II, Item 8 of this report:

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Income and Comprehensive Income for the years ended December 31,
2004, 2003, and 2002

Consolidated Statements of Partners’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Financial Statement Schedule:

Schedule III            Real Estate and Accumulated Depreciation

Report of Independent Registered Public Accounting Firm

     All other schedules have been omitted because the required information of such other schedules is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements.

15(a)(3) Exhibits

Exhibit No.	Exhibit	Reference
2.1	Agreement and Plan of Merger by and among the Trust, CLNL Acquisition Sub LLC and Cornerstone Realty Income Trust, Inc.	Incorporated by reference to Exhibit 2.1 to the Trust’s Current Report on Form 8-K filed with the SEC on October 28, 2004

2.2	Form of Plan of Merger	Incorporated by reference to Exhibit B to Exhibit 2.2 to the Trust’s Current Report on Form 8-K filed with the SEC on January 25, 2005

2.3	Amendment No. 1 to Agreement and Plan of Merger by and among the Trust, CLNL Acquisition Sub LLC and Cornerstone Realty Income Trust, Inc.	Incorporated by reference to Exhibit 2.2 to the Trust’s Current Report on Form 8-K filed with the SEC on January 25, 2005

3.1	Third Amended and Restated Agreement of Limited Partnership of CRLP, as amended	Incorporated by reference to Exhibit 10.1 in the Trust’s Annual Report on Form 10-K for the period ending December 31, 1999

3.2	Fifth Amendment to Third Amended and Restated Agreement of Limited Partnership of CRLP	Incorporated by reference to Exhibit 10.2 in the Trust’s Annual Report on Form 10-K for the period ending December 31, 2003

3.3	Sixth Amendment to Third Amended and Restated Agreement of Limited Partnership of CRLP	Incorporated by reference to Exhibit 10.3 in the Trust’s Annual Report on Form 10-K for the period ending December 31, 2003

3.4	Seventh Amendment to Third Amended and Restated Agreement of Limited Partnership of CRLP	Incorporated by reference to Exhibit 10.4 in the Trust’s Annual Report on Form 10-K for the period ending December 31, 2003

3.4.1	Eighth Amendment to Third Amended and Restated Agreement of Limited Partnership of CRLP	Incorporated by reference to Exhibit 10.4.1 in the Trust’s Annual Report on Form 10-K for the period ending December 31, 2004

3.5	Declaration of Trust of the Trust	Incorporated by reference to Exhibit 3 in the Trust’s Form 8-K dated November 5, 1997

3.6	Articles Supplementary of 8 3/4% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest of the Trust	Incorporated by reference to Exhibit 3 in the Trust’s Form 8-K dated November 5, 1997

3.7	Articles Supplementary of Series 1998 Junior Participating Preferred Shares of Beneficial Interest of the Trust	Incorporated by reference to Exhibit 4.2 in the Trust’s Annual Report on Form 10-K for the period ending December 31, 1998

3.8	Articles Supplementary of 8.875% Series B Cumulative Redeemable Perpetual Preferred Shares of the Trust	Incorporated by reference to Exhibit 4.3 in the Trust’s Annual Report on Form 10-K for the period ending December 31, 1998

3.9	Articles Supplementary of 7.25% Series B Cumulative Redeemable Perpetual Preferred Shares of the Trust	Incorporated by reference to Exhibit 3.5 in the Trust’s Annual Report on Form 10-K for the period ending December 31, 2003

3.10	Articles Supplementary of 9.25% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest of the Trust	Incorporated by reference to Exhibit 3 in the Trust’s Form 8-K dated June 19, 2001

3.11	Articles Supplementary of 8 1/8% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest of the Trust	Incorporated by reference to Exhibit 3.1 in the Trust’s Current Report on Form 8-K filed with the SEC on April 29, 2003

3.12	Articles of Amendment to Declaration of Trust of the Company	Incorporated by reference to Exhibit 3.8 in the Trust’s Annual Report on Form 10-K for the period ending December 31, 2004

3.13	Articles Supplementary Reclassifying Preferred Shares	Incorporated by reference to Exhibit 3.9 in the Trust’s Annual Report on Form 10-K for the period ending December 31, 2004

3.14	Form of Articles Supplementary of 7.62% Series E Cumulative Preferred Shares of Beneficial Interest of the Company	Incorporated by reference to Exhibit 3.1 in the Trust’s Registration Statement on Form 8-A filed on February 7, 2005

3.15	Bylaws of the Trust	Incorporated by reference to Exhibit 4.2 in the Trust’s Registration Statement on Form S-3, No. 333-55078, filed February 6, 2001

4.1	Indenture dated as of July 22, 1996, by and between CRLP and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company)	Incorporated by reference to Exhibit 4.1 to the Form 10-K/A dated October 10, 2003, filed by CRLP

4.2	First Supplemental Indenture dated as of December 31, 1998, by and between CRLP and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company)	Incorporated by reference to Exhibit 10.13.1 in the Trust’s Annual Report on Form 10-K for the period ending December 31, 1998

10.1	Registration Rights and Lock-Up Agreement dated September 29, 1993, among the Trust and the persons named therein	Incorporated by reference to Exhibit 10.2 in the Trust’s Registration Statement on Form S-11/A, No. 33-65954, filed September 21, 1993

10.2	Registration Rights and Lock-Up Agreement dated March 25, 1997, among the Trust and the persons named therein	Incorporated by reference to Exhibit 10.2.2 in the Trust’s Annual Report on Form 10-K for the period ending December 31, 1997

10.3	Registration Rights and Lock-Up Agreement dated November 4, 1994, among the Trust and the persons named therein	Incorporated by reference to Exhibit 10.2.3 in the Trust’s Annual Report on Form 10-K for the period ending December 31, 1997

10.4	Supplemental Registration Rights and Lock-Up Agreement dated August 20, 1997, among the Trust and the persons named therein	Incorporated by reference to Exhibit 10.2.4 in the Trust’s Annual Report on Form 10-K for the period ending December 31, 1997

10.5	Supplemental Registration Rights and Lock-Up Agreement dated November 1, 1997, among the Trust, CRLP and B&G Properties Company LLP	Incorporated by reference to Exhibit 10.2.5 in the Trust’s Annual Report on Form 10-K for the period ending December 31, 1997

10.6	Supplemental Registration Rights and Lock-Up Agreement dated July 1, 1997, among the Trust, CRLP and Colonial Commercial Investments, Inc.	Incorporated by reference to Exhibit 10.2.6 in the Trust’s Annual Report on Form 10-K for the period ending December 31, 1997

10.7	Supplemental Registration Rights and Lock-Up Agreement dated July 1, 1996, among the Trust and the persons named therein	Incorporated by reference to Exhibit 10.2.7 in the Trust’s Annual Report on Form 10-K for the period ending December 31, 1997

10.8	Registration Rights Agreement dated February 23, 1999, among the Trust, Belcrest Realty Corporation, and Belair Real Estate Corporation	Incorporated by reference to Exhibit 10.2.8 in the Trust’s Annual Report on Form 10-K for the period ending December 31, 1998

10.9	Registration Rights and Lock-Up Agreement dated July 1, 1998, among the Trust and the persons named therein	Incorporated by reference to Exhibit 10.2.9 in the Trust’s Annual Report on Form 10-K for the period ending December 31, 1998

10.10	Registration Rights and Lock-Up Agreement dated July 31, 1997, among the Trust and the persons named therein	Incorporated by reference to Exhibit 10.2.10 in the Trust’s Annual Report on Form 10-K for the period ending December 31, 1998

10.11	Supplemental Registration Rights and Lock-Up Agreement dated November 18, 1998, among the Trust, CRLP and Colonial Commercial Investments, Inc.	Incorporated by reference to Exhibit 10.2.11 in the Trust’s Annual Report on Form 10-K for the period ending December 31, 1998

10.12	Registration Rights and Lock-Up Agreement dated December 29, 1994, among the Trust and the persons named therein	Incorporated by reference to Exhibit 10.2.12 in the Trust’s Annual Report on Form 10-K for the period ending December 31, 1998

10.13	Registration Rights and Lock-Up Agreement dated April 30, 1999, among the Trust, CRLP and MJE, L.L.C.	Incorporated by reference to Exhibit 10.2.13 in the Trust’s Annual Report on Form 10-K for the period ending December 31, 1999

10.14	Second Amended and Restated Employee Share Option and Restricted Share Plan †	Incorporated by reference to Exhibit 10.18 in the Trust’s Annual Report on Form 10-K for the period ending December 31, 2003

10.14.1	Form of Employee Share Option and Restricted Share Plan Agreement – 2 Year Vesting †	Incorporated by reference to Exhibit 10.18.1 in the Trust’s Quarterly Report on Form 10-Q for the period ending September 30, 2004

10.14.2	Form of Employee Share Option and Restricted Shares Plan Agreement – 3 Year Vesting †	Incorporated by reference to Exhibit 10.18.2 in the Trust’s Quarterly Report on Form 10-Q for the period ending September 30, 2004

10.14.3	Form of Employee Share Option and Restricted Shares Plan Agreement – 5 Year Vesting †	Incorporated by reference to Exhibit 10.18.3 in the Trust’s Quarterly Report on Form 10-Q for the period ending September 30, 2004

10.14.4	Form of Employee Share Option and Restricted Shares Plan Agreement – 8 Year Vesting †	Incorporated by reference to Exhibit 10.18.4 in the Trust’s Quarterly Report on Form 10-Q for the period ending September 30, 2004

10.15	Employee Share Purchase Plan †	Incorporated by reference to Exhibit 10.21 in the Trust’s Annual Report on Form 10-K for the period ending December 31, 2003

10.16	Annual Incentive Plan †	Incorporated by reference to Exhibit 10.16 in the Trust’s Registration Statement on Form S-11/A, No. 33-65954, filed September 3, 1993

10.17	Executive Unit Purchase Program – Program Summary †	Incorporated by reference to Exhibit 10.15 in the Trust’s Annual Report on Form 10-K for the period ending December 31, 1999

10.18	Employment Agreement between the Trust, CRLP and Thomas H. Lowder †	Incorporated by reference to Exhibit 10.6 in the Trust’s Registration Statement on Form S-11/A, No. 33-65954, filed September 21, 1993

10.19	Retirement Agreement between the Trust and Howard B. Nelson, Jr.	Incorporated by reference to Exhibit 10.26 in the Trust’s Annual Report on Form 10-K for the period ending December 31, 2003

10.20	Officers and Trustees Indemnification Agreement †	Incorporated by reference to Exhibit 10.7 in the Trust’s Registration Statement on Form S-11/A, No. 33-65954, filed September 21, 1993

10.21	Partnership Agreement of CPSLP	Incorporated by reference to Exhibit 10.8 in the Trust’s Registration Statement on Form S-11/A, No. 33-65954, filed September 21, 1993

10.22	Articles of Incorporation of Colonial Real Estate Services, Inc., predecessor of CPSI, as amended	Incorporated by reference to Exhibit 10.9 in the Trust’s Annual Report on Form 10-K for the period ending December 31, 1994

10.23	Bylaws of predecessor of Colonial Real Estate Services, Inc., predecessor of CPSI	Incorporated by reference to Exhibit 10.10 in the Trust’s Registration Statement on Form S-11/A, No. 33-65954, filed September 3, 1993

10.24	Credit Agreement among CRLP and SouthTrust Bank, Wells Fargo Bank, Wachovia Bank, National Association, AmSouth Bank, National Association, PNC Bank, National Association, Chevy Chase Bank, F.S.B., Comerica Bank, U.S. Bank, National Association, Compass Bank and Branch Banking & Trust Company dated July 22, 2002	Incorporated by reference to Exhibit 10.30 in the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2004

10.25	Amendment to Credit Agreement dated December 16, 2003	Incorporated by reference to Exhibit 10.31 in the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2004

10.26	Bridge Credit Agreement dated October 28, 2004, by and among CRLP, as Borrower, and Colonial Properties Trust, as Guarantor, SouthTrust Bank, as Agent for Lenders, and the Lenders names therein.	Incorporated by reference to Exhibit 10.37 in the Trust’s Current Report on Form 8-K filed with the SEC on November 3, 2004

10.27	Facility and Guaranty Agreement among the Trust, CRLP, Bank One, N.A. and the Lenders named therein dated as of December 17, 1999	Incorporated by reference to Exhibit 10.34 in the Trust’s Annual Report on Form 10-K for the period ending December 31, 2003

10.28	Form of Promissory Note under Facility and Guarantee Agreement dated as of December 17, 1999 among the Trust, CRLP, Bank One, N.A. and certain lenders	Incorporated by reference to Exhibit 10.16 in the Trust’s Annual Report on Form 10-K for the period ending December 31, 1999

10.29	Form of Reimbursement Agreement dated January 25, 2000 by Employee Unit Purchase Plan participants in favor of CRLP	Incorporated by reference to Exhibit 10.17 in the Trust’s Annual Report on Form 10-K for the period ending December 31, 1999

12.1	Ratio of Earnings to Fixed Charges	Filed herewith

21.1	List of subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

15(b)	Exhibits

The list of Exhibits filed with this report is set forth in response to Item 15(a)(3).

15(c)	Financial Statements

None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2005.

COLONIAL REALTY LIMITED PARTNERSHIP a Delaware limited partnership
By: Colonial Properties Trust, its general partner

By :	/s/ Thomas H. Lowder

Thomas H. Lowder
Chairman of the Board, President, and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities with Colonial Properties Trust indicated on March 16, 2005.

Signature
/s/ Thomas H. Lowder Thomas H. Lowder	Chairman of the Board, President, and Chief Executive Officer

/s/ Weston M. Andress Weston M. Andress	Chief Financial and Investment Officer (Principal Financial Officer)

/s/ Kenneth E. Howell Kenneth E. Howell	Senior Vice President-Accounting Operations (Principal Accounting Officer)

/s/ Carl F. Bailey Carl F. Bailey	Trustee

/s/ M. Miller Gorrie M. Miller Gorrie	Trustee

/s/ William M. Johnson William M. Johnson	Trustee

/s/ James K. Lowder James K. Lowder	Trustee

/s/ Herbert A. Meisler Herbert A. Meisler	Trustee

/s/ Claude B. Nielsen Claude B. Nielsen	Trustee

/s/ Harold W. Ripps Harold W. Ripps	Trustee

/s/ Donald T. Senterfitt Donald T. Senterfitt	Trustee

/s/ John W. Spiegel John W. Spiegel	Trustee

SCHEDULE III
COLONIAL PROPERTIES TRUST
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2004

		Initial Cost to		Cost	Gross Amount at Which					Date
		Company		Capitalized	Carried at Close of Period					Acquired/
			Buildings and	Subsequent to		Buildings and		Accumulated	Date	Placed in	Depreciable
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Completed	Service	Lives-Years
Multifamily:
CG at Arringdon	—	3,016,358	23,295,172	215,306	3,016,358	23,510,478	$26,526,836	608,964	2003	2004	3-40	Years
CG at Berkeley Lake	8,310,789	1,800,000	16,551,734	132,057	1,800,000	16,683,791	$18,483,791	321,395	1998	2004	3-40	Years
CG at Beverly Crest	—	2,400,000	20,718,143	35,639	2,400,000	20,753,782	$23,153,782	134,906	1996	2004	3-40	Years
CG at Cypress Crossing	—	8,781,859	—	12,908,284	2,125,136	19,565,008	$21,690,143	4,981,075	1999	1998	3-40	Years
CG at Edgewater	20,994,895	1,540,000	12,671,606	13,981,958	2,602,325	25,591,239	$28,193,564	8,329,702	1990	1994	3-40	Years
CG at Galleria	22,400,000	5,358,439	46,981,307	6,715,829	5,358,439	53,697,136	$59,055,575	15,809,321	1986	1994/96	3-40	Years
CG at Galleria Woods	9,110,878	1,220,000	12,480,949	1,021,365	1,220,000	13,502,314	$14,722,314	4,153,971	1994	1996	3-40	Years
CG at Heather Glen	—	3,800,000	—	31,039,502	4,134,235	30,705,267	$34,839,502	6,490,128	2000	1998	3-40	Years
CG at Heathrow	—	2,560,661	17,612,990	937,979	2,560,661	18,550,969	$21,111,630	5,697,431	1997	1994/97	3-40	Years
CG at Hunter’s Creek	29,513,755	33,264,022	—	1,355,866	5,308,112	29,311,776	$34,619,888	9,371,771	1996	1996	3-40	Years
CG at Lakewood Ranch	—	2,320,442	—	20,087,236	2,148,814	20,258,864	$22,407,678	4,852,499	1999	1997	3-40	Years
CG at Liberty Park	—	2,296,019	—	25,146,504	2,296,019	25,146,504	$27,442,523	4,951,836	2000	1998	3-40	Years
CG at Madison	16,506,727	1,689,400	—	22,064,371	2,058,172	21,695,599	$23,753,771	4,523,733	2000	1998	3-40	Years
CG at McGinnis Ferry	—	5,000,114	34,600,386	49,360	5,000,114	34,649,746	$39,649,860	112,685	1997	2004	3-40	Years
CG at Metrowest	—	3,421,000	22,592,957	334,126	3,421,000	22,927,083	$26,348,083	895,476	1997	2003	3-40	Years
CG at Mount Vernon	13,020,145	2,130,000	24,943,402	143,616	2,130,000	25,087,018	$27,217,018	482,631	1997	2004	3-40	Years
CG at Natchez Trace	10,547,235	1,312,000	16,568,050	964,888	1,299,073	17,545,865	$18,844,938	4,653,757	1995/97	1997	3-40	Years
CG at Patterson Place	—	2,016,000	19,060,725	71,634	2,016,000	19,132,359	$21,148,359	124,363	1997	2004	3-40	Years
CG at Promenade	21,901,493	1,479,352	—	27,188,833	1,748,879	26,919,306	$28,668,185	5,539,143	1992	1992	3-40	Years
CG at Research Park	12,775,000	3,680,000	29,322,067	4,490,719	3,680,000	33,812,786	$37,492,786	10,728,575	1987/94	1994	3-40	Years
CG at Reservoir	8,173,996	1,020,000	—	13,316,591	1,122,893	13,213,698	$14,336,591	2,689,398	2000	1998	3-40	Years
CG at River Oaks	10,670,608	2,160,000	17,424,336	148,355	2,160,000	17,572,691	$19,732,691	343,517	1992	2004	3-40	Years
CG at River Plantation	11,886,987	2,320,000	19,669,298	314,613	2,320,000	19,983,911	$22,303,911	385,563	1994	2004	3-40	Years
CG at Riverchase	19,444,358	2,340,000	25,248,548	4,353,088	2,340,000	29,601,636	$31,941,636	8,803,660	1984/91	2004	3-40	Years
CG at Seven Oaks	—	3,439,125	19,943,544	209,821	3,439,125	20,153,365	$23,592,490	253,019	2004	2004	3-40	Years
CG at Sugarloaf	17,729,019	2,500,000	21,811,418	740,392	2,500,000	22,551,811	$25,051,811	424,011	2002	2004	3-40	Years
CG at TownPark	—	1,391,500	—	35,976,651	2,647,374	34,720,777	$37,368,151	5,120,497	2002	2000	3-40	Years
CG at Wesleyan	11,598,394	720,000	12,760,587	7,074,715	1,404,780	19,150,523	$20,555,302	5,299,958	1997	1996/97	3-40	Years
CV at Ashford Place	—	537,600	5,839,838	640,130	537,600	6,479,968	$7,017,568	1,603,979	1983	1996	3-40	Years
CV at Ashley Plantation	23,893,724	1,160,000	11,284,785	15,335,056	2,215,490	25,564,351	$27,779,841	6,119,577	1997	1998	3-40	Years
CV at Caledon Wood	—	2,100,000	19,482,210	1,003,199	2,088,949	20,496,460	$22,585,409	5,346,616	1995/96	1997	3-40	Years
CV at Gainesville	25,344,175	3,360,000	24,173,649	5,791,825	3,361,850	29,963,624	$33,325,474	10,675,117	1989/93/94	1994	3-40	Years
CV at Haverhill	—	1,771,000	17,869,452	3,053,546	1,771,000	20,922,998	$22,693,998	4,600,306	1998	1998	3-40	Years
CV at Huntleigh Woods	—	745,600	4,908,990	1,145,170	745,600	6,054,160	$6,799,760	1,884,484	1978	1994	3-40	Years
CV at Inverness	9,900,000	2,349,487	16,279,416	10,359,919	2,936,991	26,051,831	$28,988,822	10,002,717	1986/87/90/97	1986/87/90/97	3-40	Years
CV at Lake Mary	22,240,281	2,145,480	—	20,431,614	3,634,094	18,942,999	$22,577,094	7,914,012	1991/95	1991/95	3-40	Years
CG at Quarry Oaks	—	5,063,500	27,767,505	733,944	5,063,500	28,501,448	$33,564,948	785,781	1996	2003	3-40	Years
CV at Sierra Vista	—	2,320,000	11,370,600	466,636	2,320,000	11,837,236	$14,157,236	151,730	1999	2004	3-40	Years
CV at Timothy Woods	9,182,097	1,020,000	11,910,546	510,609	1,024,347	12,416,808	$13,441,155	3,300,458	1996	1997	3-40	Years
CV at TownPark (Sarasota)	—	1,566,765	—	20,113,564	1,674,007	20,006,322	$21,680,329	3,160,466	2002	2000	3-40	Years
CV at Trussville	16,048,385	1,504,000	18,800,253	1,848,468	1,510,409	20,642,312	$22,152,721	5,798,530	1996/97	1997	3-40	Years
CV at Walton Way	—	1,024,000	7,877,766	3,767,835	1,013,760	11,655,841	$12,669,601	2,510,049	1970/88	1998	3-40	Years

Office:
250 Commerce Street	—	25,000	200,200	2,601,700	25,000	2,801,900	$2,826,900	2,564,542	1904/81	1980	3-40	Years
901 Maitland Center	—	2,335,035	14,398,193	773,318	2,335,035	15,171,512	$17,506,547	1,378,245	1985	2002	3-40	Years
AmSouth Center	—	764,961	—	20,439,575	764,961	20,439,574	$21,204,536	10,241,390	1990	1990	3-40	Years
Colonial Center at Blue Lake	—	1,794,672	14,615,335	3,535,508	1,794,672	18,150,844	$19,945,516	2,764,673	1982/95	1999	3-40	Years
Colonial Center at Mansell Overlook	16,194,048	4,540,000	44,012,971	83,111,961	9,673,627	121,991,305	$131,664,932	21,743,732	1987/96/97/00	1997	3-40	Years
Colonial Center at Research Office Center	—	1,745,672	12,909,263	252,183	1,745,672	13,161,446	$14,907,118	145,402	1984/00	2004	3-40	Years
Colonial Center at Research Place	—	2,763,900	12,790,254	1,903,513	2,315,566	15,142,101	$17,457,667	632,114	1979/84/88	2003	3-40	Years
Colonial Center at Town Park	—	1,391,500	—	67,507,455	4,923,396	63,975,559	$68,898,955	8,748,409	2001	2000	3-40	Years
Colonial Center Colonnade	—	6,299,310	40,485,721	1,913,923	6,299,310	42,399,644	$48,698,954	3,037,676	1989/99	2002	3-40	Years
Colonial Center Heathrow	—	13,548,715	97,256,123	1,483,747	13,548,715	98,739,871	$112,288,586	6,097,768	1988/96-00	2002	3-40	Years
Colonial Center Lakeside	—	423,451	8,313,291	2,021,987	425,255	10,333,473	$10,758,729	2,527,608	1989/90	1997	3-40	Years
Colonial Center Research Park	—	1,745,672	15,082,614	(2,742,986)	1,003,865	13,081,435	$14,085,300	3,274,133	1999	1998	3-40	Years
Colonial Plaza	—	1,001,375	12,381,023	6,012,616	1,005,642	18,389,372	$19,395,014	4,152,045	1982	1997	3-40	Years
Concourse Center	—	4,875,000	25,702,552	3,798,248	4,875,000	29,500,800	$34,375,800	4,998,035	1981/85	1998	3-40	Years
DRS Building	—	610,000	12,089,992	91,680	610,000	12,181,672	$12,791,672	339,011	1972/86/90/03		3-40	Years
Independence Plaza	—	1,505,000	6,018,476	3,531,646	1,505,000	9,550,122	$11,055,122	1,865,710	1981/92	1998	3-40	Years
International Park	—	1,279,355	5,668,186	17,580,130	2,740,276	21,787,395	$24,527,671	4,649,879	1987/89	1997	3-40	Years
Interstate Park	—	1,125,990	7,113,558	12,982,307	1,125,988	20,095,867	$21,221,855	9,360,231	1982-85/89	1982-85/89	3-40	Years
Perimeter Corporate Park	—	1,422,169	18,377,648	4,713,131	1,422,169	23,090,779	$24,512,948	5,095,577	1986/89	1998	3-40	Years
Progress Center	—	521,037	14,710,851	4,929,420	523,258	19,638,051	$20,161,308	4,901,639	1983-91	1997	3-40	Years
Riverchase Center	—	1,916,727	22,091,651	6,140,375	1,924,895	28,223,858	$30,148,753	6,620,776	1984-88	1997	3-40	Years
Shoppes at Mansell	—	600,000	3,089,565	136,432	600,000	3,225,997	$3,825,997	536,662	1996/97	1998	3-40	Years
Town Park-Office over Retail	—	443,535	—	6,005,289	442,772	6,006,053	$6,448,825	224,123	2004	2004	3-40	Years

Retail:
Britt David Shopping Center	—	1,755,000	4,951,852	537,199	1,755,000	5,489,051	$7,244,051	1,448,317	1990	1994	3-40	Years
Colonial Brookwood Village	—	8,136,700	24,435,002	67,071,375	8,171,373	91,471,704	$99,643,077	16,660,693	1973/91/00	1997	3-40	Years
Colonial Mall Bel Air	—	7,517,000	80,151,190	9,003,324	7,425,004	89,246,510	$96,671,514	16,236,426	1966/90/97	1998	3-40	Years
Colonial Mall Burlington	—	4,120,000	25,632,587	7,340,526	4,137,557	32,955,556	$37,093,113	6,207,567	1969/86/94	1997	3-40	Years
Colonial Mall Decatur	—	3,262,800	23,636,229	4,759,934	3,262,800	28,396,163	$31,658,963	8,252,786	1979/89	1993	3-40	Years
Colonial Mall Gadsden	—	639,577	—	28,213,959	639,577	28,213,959	$28,853,536	15,662,370	1974/91	1974	3-40	Years
Colonial Mall Glynn Place	—	3,588,178	22,514,121	5,949,314	3,603,469	28,448,144	$32,051,613	5,774,539	1986	1997	3-40	Years
Colonial Mall Greenville	—	4,433,000	24,812,243	8,895,832	4,328,417	33,812,658	$38,141,075	6,844,925	1965/89/99	1999	3-40	Years
Colonial Mall Lakeshore	—	4,646,300	30,973,239	3,863,016	4,666,100	34,816,455	$39,482,555	7,807,634	1984-87	1997	3-40	Years
Colonial Mall Macon	—	1,684,875	—	99,496,486	5,508,562	95,672,799	$101,181,361	35,517,741	1975/88/97	1975/88	3-40	Years

S-1

		Initial Cost to		Cost	Gross Amount at Which					Date
		Company		Capitalized	Carried at Close of Period					Acquired/
			Buildings and	Subsequent to		Buildings and		Accumulated	Date	Placed in	Depreciable
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Completed	Service	Lives-Years
Colonial Mall Staunton	—	2,895,000	15,083,542	6,851,161	2,907,337	21,922,366	$24,829,703	4,425,608	1969/86/97	1997	3-40	Years
Colonial Mall Temple	—	2,981,736	23,503,930	7,746,314	2,981,736	31,250,244	$34,231,980	4,845,085	1976/91	2000	3-40	Years
Colonial Mall Valdosta	—	5,377,000	30,239,796	5,027,655	6,039,268	34,605,183	$40,644,451	7,797,793	1982-85	1997	3-40	Years
Colonial Mayberry Mall	—	862,500	3,778,590	908,596	866,175	4,683,510	$5,549,686	1,080,276	1968/86	1997	3-40	Years
Colonial Promenade Beechwood	—	2,565,550	19,647,875	8,939,004	2,576,483	28,575,946	$31,152,429	5,746,712	1963/92	1997	3-40	Years
Colonial Promenade Boulevard Square	27,087,264	13,719,799	24,723,406	908,889	13,719,799	25,632,295	$39,352,094	186,578	2001	2004	3-40	Years
Colonial Promenade Burnt Store	—	3,750,000	8,198,677	(3,613,556)	2,407,798	5,927,323	$8,335,121	1,631,797	1990	1994	3-40	Years
Colonial Promenade Deerfield	31,866,396	13,000,000	26,680,451	3,246,261	13,000,000	29,926,712	$42,926,712	348,016	1988/2003	2004	3-40	Years
Colonial Promenade Hunter’s Creek	—	4,181,760	13,023,401	523,489	4,181,760	13,546,890	$17,728,650	3,043,391	1993/95	1996	3-40	Years
Colonial Pinnacle Kingwood Commons	—	6,100,000	23,223,232	517,201	6,100,000	23,740,433	$29,840,433	524,189	2003/04	2004	3-40	Years
Colonial Promenade Lakewood	—	2,984,522	11,482,512	3,402,345	3,018,135	14,851,245	$17,869,379	3,148,051	1995	1997	3-40	Years
Colonial Promenade Montgomery	11,823,529	3,788,913	11,346,754	1,793,795	4,332,432	12,597,030	$16,929,462	4,728,841	1990	1993	3-40	Years
Colonial Promenade Montgomery North	—	2,400,000	5,664,858	630,951	2,401,182	6,294,627	$8,695,809	1,128,904	1997	1995	3-40	Years
Colonial Promenade Northdale	—	3,059,760	8,054,090	6,958,620	2,835,571	15,236,899	$18,072,470	2,755,195	1988/00	1995	3-40	Years
Colonial Promenade Town Park	—	3,916,001	—	25,699,868	3,916,001	25,699,868	$29,615,869	1,129,859	2000	1998	3-40	Years
Colonial Promenade Trussville	—	4,201,186	—	28,155,339	3,868,278	28,488,248	$32,356,526	3,340,538	2000	1998	3-40	Years
Colonial Promenade Trussville II	—	1,476,871	—	6,364,215	1,829,634	6,011,452	$7,841,086	99,675	2004	2003	3-40	Years
Colonial Promenade Tutwiler Farm	—	10,287,026	—	17,862,869	10,288,138	17,861,757	$28,149,895	1,932,155	2000	1999	3-40	Years
Colonial Promenade Wekiva	—	2,817,788	15,302,375	572,547	2,817,788	15,874,922	$18,692,710	3,501,473	1990	1996	3-40	Years
Colonial Promenade Winter Haven	—	1,768,586	3,928,903	4,943,550	4,045,045	6,595,994	$10,641,039	1,811,905	1986	1995	3-40	Years
Colonial Shoppes Bear Lake	—	2,134,440	6,551,683	897,840	2,134,440	7,449,523	$9,583,963	1,943,639	1990	1995	3-40	Years
Colonial Shoppes Bellwood	—	330,000	—	5,411,228	330,000	5,411,228	$5,741,228	2,137,265	1988	1988	3-40	Years
Colonial Shoppes Clay	—	272,594	—	7,600,113	277,975	7,594,733	$7,872,707	3,108,326	1982/2004	1982	3-40	Years
Colonial Shoppes College Parkway	7,415,492	2,700,000	10,792,000	678,311	2,700,000	11,470,311	$14,170,311	—	1970/2000	2004	3-40	Years
Colonial Shoppes McGehee	—	197,152	—	6,201,398	197,152	6,201,397	$6,398,550	2,483,325	1986	1986	3-40	Years
Colonial Shoppes Pines Plaza	9,288,127	2,000,000	9,641,999	453,990	2,000,000	10,095,989	$12,095,989	—	2002	2004	3-40	Years
Colonial Shoppes Quaker Village		931,000	7,901,874	1,363,712	934,967	9,261,618	$10,196,586	1,868,988	1968/88/97	1997	3-40	Years
Colonial Shoppes Yadkinville	—	1,080,000	1,224,136	3,541,805	1,084,602	4,761,339	$5,845,941	901,009	1971/97	1997	3-40	Years
Olde Town Shopping Center	—	343,325	—	2,875,248	343,325	2,875,248	$3,218,573	1,321,997	1978/90	1978/90	3-40	Years
P&S Building	—	104,089	558,646	277,323	104,089	835,969	$940,058	717,561	1946/76/91	1974	3-40	Years
Rivermont Shopping Center	—	515,250	2,332,486	369,555	517,446	2,699,845	$3,217,291	614,683	1986/97	1997	3-40	Years
Village on Parkway	47,000,000	16,940,000	30,852,577	2,635,752	16,940,000	33,488,329	$50,428,329	596,144	1980	2004	3-40	Years

Active Redevelopment Projects:

Colonial Mall Myrtle Beach	—	9,099,972	33,663,654	26,273,632	9,163,149	59,874,109	$69,037,258	10,492,080	1986	1996	3-40	Years
Colonial University Village	—	103,480	—	29,197,711	982,159	28,319,033	$29,301,191	13,435,124	1973/84/89	1973/84/89	3-40	Years
Colonial Shops Colonnade	—	2,468,092	4,034,205	3,373,457	2,468,092	7,407,662	$9,875,754	246,919	1989	2002	3-40	Years

Active Development Projects:

CG at Mallard Creek	—	2,911,443	1,277,575	7,014,098	2,911,443	8,291,673	$11,203,116	—	N/A	2003	N/A
CG at Silverado	—	1,878,740	—	12,794,230	1,878,740	12,794,230	$14,672,970	—	N/A	2003	N/A
CG at Silverado	—	3,382,090	—	—	3,382,090	—	$3,382,090	126	N/A	2003	N/A
CG at Twin Lakes	—	4,966,922	—	26,038,729	4,996,922	26,008,729	$31,005,651	88,959	N/A	2001	N/A
Colonial Promenade Alabaster	—	7,540,689	—	7,503,013	7,540,689	7,503,014	$15,043,703	—	N/A	2004	N/A
Colonial Promenade Craft Farms	—	4,859,664	—	2,199,695	7,059,359	—	$7,059,359	—	N/A	2004	N/A
Colonial Promenade Tutwiler Farm	—	2,915,467	—	—	2,915,467	—	$2,915,467	—	N/A	2004	N/A
Colonial TownPark Mixed Use	—	405,889	—	9,173,048	405,889	9,173,048	$9,578,937	83,604	N/A	1998	N/A
Other Miscellaneous Projects	—	—	—	—	—	2,485,288	$2,485,288	—	N/A	2002	N/A

Unimproved Land:

CG at Wesleyan III	—	230,643	—	8,691	239,334	—	$239,334	—	N/A	1996	N/A
Colonial Center Heathrow	—	12,250,568	—	1,144,715	13,395,283	—	$13,395,283	—	N/A	2002	N/A
Colonial Center Mansell Infrastructure	—	2,664,265	—	8,476,823	11,141,088	—	$11,141,088	—	N/A	1997	N/A
Colonial TownPark Infrastructure	—	16,123,817	—	(1,540,345)	14,583,472	—	$14,583,472	—	N/A	1999	N/A
Corporate Assets	—	—	—	11,533,016	—	11,533,016	$11,533,016	6,493,428	N/A	N/A	3-7	Years
Lakewood Ranch	—	47,990	—	1,136,824	1,184,814	—	$1,184,814	—	N/A	1999	N/A
Other Land	—	1,143,896	—	(1,039,077)	104,819	—	$104,819	—	N/A	N/A	N/A

	$501,867,796	$416,780,704	$1,568,949,388	$1,103,108,584	$415,332,401	$2,675,991,562	$3,091,323,963	$505,988,402

S-2

NOTES TO SCHEDULE III
COLONIAL PROPERTIES TRUST
December 31, 2004

(1)	The aggregate cost for Federal Income Tax purposes was approximately $2.7 billion at December 31, 2004.

(2)	See description of mortgage notes payable in Note 8 of Notes to Consolidated Financial Statements.

(3)	The following is a reconciliation of real estate to balances reported at the beginning of the year:

(4)	Amounts include real estate assets classified as held for sale at December 31, 2004.

Reconciliation of Real Estate

	2004	2003	2002
Real estate investments:
Balance at beginning of year	$2,510,449,263	$2,380,762,598	$2,218,789,132
Acquisitions of new property	478,208,477	78,742,469	196,009,181
Improvements and development	143,497,725	87,675,381	93,664,000
Dispositions of property	(40,831,502)	(36,731,185)	(127,699,715)

Balance at end of year	$3,091,323,963	$2,510,449,263	$2,380,762,598

Reconciliation of Accumulated Depreciation

	2004	2003	2002
Accumulated depreciation:
Balance at beginning of year	$425,487,601	$351,163,907	$310,445,402
Depreciation	104,935,782	88,562,633	73,602,948
Depreciation of disposition of property	(24,434,981)	(14,238,939)	(32,884,443)

Balance at end of year	$505,988,402	$425,487,601	$351,163,907

S-3