Form 10-Q
period 2005-03-31
COLONIAL REALTY LIMITED PARTNERSHIP
filed 2005-05-09
CIK 1013844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the quarterly period ended: March 31, 2005

or

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

YES ☑       NO ☐

COLONIAL REALTY LIMITED PARTNERSHIP
INDEX TO FORM 10-Q

Page
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Condensed Balance Sheets as of March 31, 2005 and December 31, 2004	3

Consolidated Condensed Statements of Income and Comprehensive Income for the Three Month Periods Ended March 31, 2005 and 2004	4

Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004	5

Notes to Consolidated Condensed Financial Statements	6

Report of Independent Registered Public Accounting Firm	16

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.Controls and Procedures	25

PART II: OTHER INFORMATION

Item 2. Changes in Securities	25

Item 5. Other Information	25

Item 6. Exhibits	26

SIGNATURES	27

EXHIBITS	28
EX-12.1 RATIO OF EARNINGS TO FIXED CHARGES
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

COLONIAL REALTY LIMITED PARTNERSHIP

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except unit data)

	(Unaudited)
	March 31, 2005	December 31, 2004
ASSETS
Land, buildings, & equipment	$2,702,635	$2,696,302
Undeveloped land and construction in progress	170,583	158,954
Less: Accumulated depreciation	(427,800)	(437,635)
Real estate assets held for sale, net	153,189	167,712

Net real estate assets	2,598,607	2,585,333

Cash and equivalents	146,317	10,725
Restricted cash	4,613	2,333
Accounts receivable, net	20,638	20,642
Prepaid expenses	8,615	11,238
Notes receivable	879	906
Deferred debt and lease costs	43,659	36,750
Investment in partially owned entities	64,935	65,472
Other assets	82,994	67,925

	$2,971,257	$2,801,324

LIABILITIES AND PARTNERS’ EQUITY
Notes and mortgages payable	$1,677,438	$1,615,817
Unsecured credit facility	253,520	239,970

Total long-term liabilities	1,930,958	1,855,787

Accounts payable	28,802	29,164
Accrued interest	22,034	17,722
Accrued expenses	16,821	10,622
Tenant deposits	4,438	4,455
Unearned rent	2,866	9,334
Other liabilities	973	1,737

Total liabilities	2,006,892	1,928,821

Redeemable units, at redemption value - 10,339,755 units outstanding at March 31, 2005 and 10,372,650 at December 31, 2004	397,150	407,334

Limited partners’ minority interest in consolidated partnership	1,397	1,389

General partner -
Common equity - 27,962,347 and 27,599,409 units outstanding at March 31, 2005 and December 31, 2004, respectively	291,320	199,637
Preferred equity ($175,000 liquidation preference)	168,703	168,703

Limited partners’ preferred equity ($100,000 liquidation preference)	97,406	97,406
Accumulated other comprehensive income(loss)	8,389	(1,966)

Total general partners’ equity	565,818	463,780

	$2,971,257	$2,801,324

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP

CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per unit data)

_____________________

	Three Months Ended
	March 31,
	2005	2004
Revenue:
Minimum rent	$74,546	$58,511
Percentage rent	629	434
Tenant recoveries	8,747	6,981
Other property related revenue	4,542	3,772
Other non-property related revenue	3,306	1,330

Total revenue	91,770	71,028

Operating Expenses:
Property operating expenses:
General operating expenses	6,635	5,303
Salaries and benefits	4,573	3,370
Repairs and maintenance	8,215	6,327
Taxes, licenses, and insurance	9,611	6,878
General and administrative	8,401	5,460
Depreciation	24,222	17,565
Amortization	4,554	2,245

Total operating expenses	66,211	47,148

Income from operations	25,559	23,880

Other income (expense):
Interest expense	(23,696)	(15,474)
Income from partially owned entities	100	105
Gains (losses) on hedging activities	280	(80)
Gains from sales of property	1,126	1,002
Minority interest of limited partners	(229)	—
Other	(210)	(20)

Total other income (expense)	(22,629)	(14,467)

Income from continuing operations	2,930	9,413

Income from discontinued operations	6,685	5,537
Gain (loss) on disposal of discontinued operations	91,772	9,391

Income from discontinued operations	98,457	14,928

Net income	101,387	24,341

Distributions to general partner preferred unitholders	(3,695)	(3,695)
Distributions to limited partner preferred unitholders	(1,813)	(2,055)

Net income available to common unitholders	$95,879	$18,591

Net income available to common unitholders allocated to limited partners	(25,974)	(5,202)

Net income available to common unitholders allocated to general partner	$69,905	$13,389

Net income per common unit — Basic:
Income from continuing operations	$(0.07)	$0.10
Income from discontinued operations	2.58	0.40

Net income per common unit — Basic	$2.51	$0.50

Net income per common unit — Diluted:
Income from continuing operations	$(0.07)	$0.10
Income from discontinued operations	2.58	0.40

Net income per common unit — Diluted	$2.51	$0.50

Average units outstanding:
Basic	38,162	37,031
Diluted	38,162	37,406

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$101,387	$24,341
Other comprehensive income
Unrealized income on cash flow hedging activities	10,355	180

Comprehensive income	$111,742	$24,521

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$101,387	$24,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,590	23,546
Income from partially owned entities	(42)	(249)
Gains from sales of property	(92,898)	(10,393)
Decrease (increase) in:
Restricted cash	(2,280)	(131)
Accounts receivable	4	787
Prepaid expenses	2,623	767
Other assets	(489)	(1,152)
Increase (decrease) in:
Accounts payable	(672)	3,893
Accrued interest	4,312	(688)
Accrued expenses and other	(2,307)	(1,116)

Net cash provided by operating activities	39,228	39,605

Cash flows from investing activities:
Acquisition of properties	(119,343)	(13,136)
Direct costs of Cornerstone merger	(2,402)	—
Development expenditures	(28,673)	(19,257)
Tenant improvements	(6,264)	(4,351)
Capital expenditures	(4,121)	(2,835)
Proceeds from (issuance of) notes receivable	27	(921)
Proceeds from sales of property, net of selling costs	205,199	23,434
Distributions from partially owned entities	3,335	687
Capital contributions to partially owned entities	(324)	(1,295)

Net cash used in investing activities	47,434	(17,674)

Cash flows from financing activities:
Principal reductions of debt	(215,065)	(1,302)
Proceeds from additional borrowings	275,030	—
Net change in revolving credit balances	13,550	8,875
Cash contributions	11,806	14,100
Distributions to common and preferred unitholders	(31,163)	(30,539)
Payment of mortgage financing cost	(5,228)	(354)

Net cash used in financing activities	48,930	(9,220)

Increase (decrease) in cash and equivalents	135,592	12,711
Cash and equivalents, beginning of period	10,725	8,070

Cash and equivalents, end of period	$146,317	$20,781

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED

CONDENSED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

     The consolidated financial statements of Colonial Realty Limited Partnership have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. The following notes, which represent interim disclosures as required by the SEC, highlight significant changes to the notes to the December 31, 2004 audited consolidated financial statements of Colonial Realty Limited Partnership and should be read together with the financial statements and notes thereto included in the Form 10-K filed on March 16, 2005.

Note 1 — Organization and Business

     Colonial Realty Limited Partnership (“CRLP”) is the operating partnership of Colonial Properties Trust (“the Trust”), an Alabama real estate investment trust whose shares are traded on the New York Stock Exchange. The Trust was originally formed as a Maryland real estate investment trust on July 9, 1993 and reorganized as an Alabama real estate investment trust under a new Alabama REIT statute on August 21, 1995. The Trust is is a fully integrated, self-administered and self-managed REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of commercial real estate property. The Trust’s activities include ownership or partial ownership and operation of a diversified portfolio of 147 wholly and partially-owned properties as of March 31, 2005, consisting of multifamily, office and retail properties located in Alabama, Arizona, Florida, Georgia, Mississippi, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of March 31, 2005, the Trust owned interests in 70 multifamily apartment communities (including 39 wholly-owned consolidated properties and 31 properties partially-owned through unconsolidated joint venture entities), 29 office properties (including 28 wholly-owned consolidated properties and one property partially-owned through an unconsolidated joint venture entity) and 48 retail properties (including 45 consolidated properties and three properties partially-owned through unconsolidated joint venture entities).

     On April 1, 2005, the Trust announced the completion of the merger of Cornerstone Realty Income Trust, Inc., pursuant to an Agreement and Plan of Merger dated as of October 25, 2004, as amended. For information regarding the closing, see Note 10 – Subsequent Events.

Note 2 — Summary of Significant Accounting Policies

     Basis of Presentation

     The consolidated financial statements include CRLP, Colonial Properties Services Limited Partnership (in which CRLP holds 99% general and limited partner interests), and Colonial Properties Services, Inc. (“CPSI”). CPSI is a taxable REIT subisidiary of the Trust that is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI provides property development, leasing and management for third-party owned properties and administrative services to CRLP. CRLP generally reimburses CPSI for payroll and other costs incurred in providing services to CRLP. All inter-company transactions are eliminated in the accompanying consolidated financial statements. Entities in which CRLP owns, directly or indirectly, a fifty percent or less interest and does not control are reflected in the consolidated financial statements as investments accounted for under the equity method, except as discussed below. Under this method the investment is carried at cost plus or minus equity in undistributed earnings or losses since the date of acquisition. For those entities in which we own less than 100% of the equity interest, we consolidate the property if we have the direct or indirect ability to make major decisions about the entities’ activities based on the terms of the respective joint venture agreements which specify the sharing of participating and protective rights such as decisions regarding major leases, encumbering the entities with debt and whether to dispose of entities. We would also consolidate certain partially-owned entities and other subsidiaries if we own less than 100% equity interest if we are deemed to be the primary beneficiary in a variable interest entity (as defined in FASB Interpretation 46 Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised (FIN 46(R)).

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

     Unaudited Interim Statements

     The consolidated financial statements as of and for the three months ended March 31, 2005 and 2004 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal, recurring nature.

     Recent Pronouncements of the Financial Accounting Standards Board (“FASB”)

     In December 2004, the FASB issued SFAS No. 123 (Revised), Share Based Payment, that will require compensation costs related to share-based payment transactions to be recognized in financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123 (R) replaces SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (R) is effective for CRLP as of the beginning of the first annual reporting period that begins after June 15, 2005. CRLP does not expect the adoption of SFAS No. 123 (R) to have a material impact on its consolidated financial statements.

Reclassifications

     Certain reclassifications have been made to the previously reported 2004 statements in order to provide comparability with the 2005 statements reported herein. These reclassifications have no impact on partners’ equity or net income.

Note 3 — Capital Structure

     At March 31, 2005, the Trust controlled CRLP as the sole general partner and as the holder of 72.9% of the common units of CRLP and 63.6% of the preferred units (the “Series C Preferred Units” and “Series D Preferred Units”). The limited partners of CRLP who hold common units or “redeemable units”, are those persons (including certain officers and directors) who, at the time of the Initial Public Offering, elected to hold all or a portion of their interest in the form of units rather than receiving shares of common stock of the Trust, or individuals from whom CRLP acquired certain properties, who elected to receive units in exchange for the properties. Redeemable units represent the number of outstanding limited partnership units as of the date of the applicable balance sheet, valued at the closing market value of the Trust’s common shares. Each redeemable unit may be redeemed by the holder thereof for either one share of common stock of the Trust or cash equal to the fair market value thereof at the time of such redemption, at the option of the Trust. Additionally, CRLP has issued and outstanding $100 million of Series B Cumulative Redeemable Perpetual Preferred Units (“Series B Units”) in a private placement, that are exchangeable for Series B Preferred Shares of the Trust on or after February 24, 2009 at the option of the holders of the Series B Units.

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

Note 4 — Acquisition and Disposition Activity

     Property Acquisitions

     On January 13, 2005, CRLP acquired a 373,000 square foot retail asset, Colonial Promenade Portofino, located in Houston, Texas. The asset was acquired for a total price of $60.3 million, which was funded through borrowings under the CRLP’s bridge credit facility.

     On January 31, 2005, CRLP acquired a 371,000 square foot office asset, Colonial Place I & II, (formerly Westshore Place I & II), located in Tampa, Florida. The asset was acquired for a total price of $54.9 million, which was funded through borrowings under CRLP’s bridge credit facility.

     On February 1, 2005, CRLP acquired an additional 60,000 square foot office asset in Research Park Office Center. This asset, located in Huntsville, Alabama, is adjacent to the three Research Park Office Center assets purchased in the fourth quarter of 2004. The asset was acquired for a total price of $5.0 million, which was funded through borrowings under CRLP’s unsecured line of credit.

     The results of operations of the above mentioned acquisitions have been included in the consolidated financial statements since their respective dates of acquisition. The following table summarizes the estimated fair values of the assets acquired and liablities assumed as of the respective acquisition dates during the quarter ended March 31, 2005.

For the Quarter Ended
Assets Acquired and Liabilities Assumed	March 31, 2005
(amounts in thousands)
Land, buildings and equipment	$108,920
Above-market leases	190
In-place lease assets	10,945

Total assets	120,055

Accounts payable	(310)
Accrued expenses	(213)
Tennant deposits	(152)
Other liabilities and minority interest	(37)

Total liabilities	(712)

Net assets acquired	$119,343

     Property Dispositions

     On February 18, 2005, CRLP sold its 15% interest in Colonial Village at Cahaba Heights, a 125-unit multifamily apartment community located in Birmingham, Alabama. CRLP’s interest in the asset was sold for a total sales price of $1.2 million and the proceeds were used to repay a portion of the borrowings under CRLP’s unsecured line of credit.

     On February 25, 2005, CRLP sold its 15% interest in Colonial Grand at River Hills, a 776-unit multifamily apartment community located in Tampa, Florida. CRLP’s interest in the asset was sold for a total sales price of $6.9 million and the proceeds were used to repay a portion of the borrowings under CRLP’s unsecured line of credit.

     On March 30, 2005, CRLP disposed of a 414-unit multifamily asset, Colonial Village at Ashley Plantation, located in Bluffton, South Carolina. The asset was sold for $27.9 million, of which $24.0 million of the proceeds was used to payoff mortgage debt associated with the property and the remaining proceeds were used to fund other investment activities.

     On March 30, 2005, CRLP disposed of a 560-unit multifamily asset, Colonial Village at Gainesville, located in Gainesville, Florida. The asset was sold for $37.4 million and the proceeds were used to pay down CRLP’s unsecured line of credit and to fund other investment activities.

     On March 30, 2005, CRLP disposed of a 244-unit multifamily asset, Colonial Grand at Galleria Woods, located in Birmingham, Alabama. The asset was sold for $14.8 million, of which $9.1 million of the proceeds was used to payoff mortgage debt associated with the property and the remaining proceeds were used to fund other investment activities.

     On March 30, 2005, CRLP disposed of a 272-unit multifamily asset, Colonial Village at TownPark (Sarasota), located in Bradenton, Florida. The asset was sold for $28.0 million and the proceeds were used to pay down CRLP’s unsecured line of credit and to fund other investment activities.

     On March 30, 2005, CRLP disposed of a 256-unit multifamily asset, Colonial Village at Walton Way, located in Augusta, Georgia. The asset was sold for $15.0 million and the proceeds were used to pay down CRLP’s unsecured line of credit and to fund other investment activities.

     On March 30, 2005, CRLP disposed of a 328-unit multifamily asset, Colonial Village at Wesleyan, located in Macon, Georgia. The asset was sold for $20.7 million and the proceeds were used to pay down CRLP’s unsecured line of credit and to fund other investment activities.

     On March 31, 2005, CRLP disposed of a 517,000 square foot retail asset, Colonial Gadsden Mall, located in Gadsden, Alabama. The asset was sold for $58.8 million and the proceeds were used to pay down CRLP’s unsecured line of credit and to fund other investment activities.

     In some cases, CRLP uses disposition proceeds to fund investment activities through tax-deferred exchanges under Section 1031 of the Internal Revenue Code. Certain of the proceeds described above were received into temporary cash accounts pending the fulfillment of Section 1031 exchange requirements. Subsequently, the funds are utilized for payment on the unsecured line of credit or financing of other investment activities.

     In accordance with SFAS No. 144, Accounting for the Impairment on Disposal of Long-Lived Assets (“SFAS No. 144”), net income and gain on disposition of real estate for properties sold, in which CRLP does not maintain continuing involvement, are reflected in the consolidated condensed statements of income as “discontinued operations” for all periods presented. During the quarter ended March 31, 2005, all of the operating properties sold were classified as discontinued operations and the sales of parcels of land were classified in continuing operations. Following is a listing of the properties CRLP disposed of in 2005 and 2004 that are classified as discontinued operations:

Property	Location	Date	Units/Square Feet
Multifamily
Colonial Grand at Galleria Woods	Birmingham, AL	March 2005	244
Colonial Grand at Wesleyan	Macon, GA	March 2005	328
Colonial Village at Ashley Plantation	Bluffton, SC	March 2005	414
Colonial Village at Gainesville	Gainesville, FL	March 2005	560
Colonial Village at TownPark (Sarasota)	Bradenton, FL	March 2005	272
Colonial Village at Walton Way	Augusta, GA	March 2005	256
Colonial Grand at River Hills (1)	Tampa, FL	February 2005	776
Colonial Village at Cahaba Heights (1)	Birmingham, AL	February 2005	125
Colonial Village at Vernon Marsh	Savannah, GA	October 2004	178
Colonial Grand at Ponte Vedra (1)	Jacksonville, FL	May 2004	240

Office
Village at Roswell Summit	Atlanta, GA	July 2004	25,500

Retail
Colonial Mall Gadsden	Gadsden, AL	March 2005	517,000
Orlando Fashion Square (1)	Orlando, FL	December 2004	1,083,049
Colonial Shoppes at Inverness	Birmingham, AL	September 2004	28,243
Colonial Shoppes at Stanly	Locust, NC	July 2004	47,100
Colonial Promenade University Park I	Orlando, FL	March 2004	215,590

     (1) Properties were partially owned. CRLP sold its interest in these properties.

     Additionally, CRLP classifies real estate assets as held for sale, only after CRLP has received approval by its internal investment committee, has commenced an active program to sell the assets, and in the opinion of CRLP’s management it is probable the assets will sell within the next 12 months. At March 31, 2005, CRLP had classified 6 retail assets containing approximately 3.1 million square feet as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $153.2 million at March 31, 2005, which represents the lower of depreciated cost or fair value less costs to sell.

     Also under the provisions of SFAS No. 144, the reserves, if any, to write down the carrying value of the real estate assets designated and classified as held for sale are also included in discontinued operations. All subsequent gains and or additional losses on the sale of these assets are also included in discontinued operations. Additionally, under SFAS No. 144, any impairment losses on assets held for continuing use are included in continuing operations. Below is a summary of the operations of the properties sold or classified as held for sale during 2005 and 2004 that are classified as discontinued operations:

	Three Months Ended
(amounts in thousands)	March 31,
	2005	2004
Property revenues:
Base rent	$10,680	$11,521
Percentage rent	275	247
Tenant recoveries	2,737	2,840
Other property revenue	735	729

Total property revenues	14,427	15,337

Property operating and maintenance expense	5,209	5,210
Depreciation	1,185	3,410
Amortization	109	325

Total operating expenses	6,503	8,945
Interest expense	(1,181)	(999)
Income (loss) from partially owned entities	(58)	144
Income from discontinued operations before net gain on disposition of discontinued operations	6,685	5,537
Net gain on disposition of discontinued operations	91,772	9,391

Income from discontinued operations	$98,457	$14,928

Note 5 — Net Income Per Unit

     The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(amounts in thousands, except per unit data)	2005	2004
Numerator:
Net income	$101,387	$24,341
Less: Preferred distributions	(5,508)	(5,750)
Net income available to common unitholders	95,879	18,591

Denominator:
Denominator for basic net income per unit -	38,162	37,031
weighted average units
Effect of dilutive securities:
Trustee and employee stock options, treasury method	—	375

Denominator for diluted net income per unit - adjusted weighted average units	38,162	37,406

Basic net income per unit	$2.51	$0.50

Diluted net income per unit	$2.51	$0.50

     For the three months ended March 31, 2005, CRLP reported a net loss from continuing operations (after preferred dividends), as such, the effect of dilutive shares has been excluded from per share computations as including such shares would be anti-dilutive. Options to purchase 48,208 of the Trust’s common shares at a weighted average exercise price of $38.49 per share were outstanding during the three months ended March 31, 2005, but would not have been included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of common shares and, therefore the effect would have been anti-dilutive. All options to purchase the Trust’s common shares were included in the computation of diluted net income per share for the three months ended March 31, 2004.

Note 6 — Segment Information

     CRLP is organized into, and manages its business based on the performance of three separate and distinct operating divisions: Multifamily, Office, and Retail. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within each division. The applicable accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in CRLP’s 2004 Annual Report. The pro rata portion of the revenues, net operating income (NOI), and assets of the partially-owned entities and joint ventures that CRLP has entered into are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned entities and joint ventures are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method and discontinued operations are reported separately. Management evaluates the performance of its segments and allocates resources to them based on divisional NOI. Divisional NOI is defined as total property revenues, including unconsolidated partnerships and joint ventures, less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance, advertising). Property operating expenses for fully owned retail properties do not include approximately $162,000 of landlord contributions to marketing funds. Presented below is divisional information including the reconciliation of total divisional revenues to total revenues and total divisional NOI to income from continuing operations for the three months ended March 31, 2005 and 2004, and total divisional assets to total assets as of March 31, 2005 and December 31, 2004:

	Three Months Ended
	March 31, 2005
(in thousands)	2005	2004
Revenues:
Divisional Revenues:
Multifamily	$38,278	$26,548
Office	25,082	24,028
Retail	44,452	38,555

Total Divisional Revenues	107,812	89,131

Partially-owned subsidiaries	(4,921)	(4,063)
Unallocated corporate revenues	3,306	1,297
Discontinued operations revenues	(14,427)	(15,337)

Total Consolidated Revenues	$91,770	$71,028

NOI:
Divisional NOI:
Multifamily	$23,062	$16,175
Office	17,261	17,001
Retail	31,289	27,198

Total Divisional NOI	71,612	60,374

Partially-owned subsidiaries	(2,948)	(2,378)
Unallocated corporate revenues	3,306	1,297
Discontinued operations NOI	(9,218)	(10,128)
General and administrative expenses	(8,401)	(5,460)
Depreciation	(24,222)	(17,565)
Amortization	(4,554)	(2,245)
Other	(16)	(15)

Income from operations	25,559	23,880

Total other expense	(22,629)	(14,467)

Income from continuing operations	$2,930	$9,413

	March 31,	December 31,
(in thousands)	2005	2004
Assets
Divisional Assets
Multifamily	$844,787	$937,935
Office	694,275	632,010
Retail	1,134,381	1,082,517

Total Divisional Assets	2,673,443	2,652,462

Unallocated corporate assets (1)	297,814	148,862

	$2,971,257	$2,801,324

(1) Includes the Company’s investment in partially-owned entities of $64,935 as of March 31, 2005, and $64,472 as of December 31, 2004.

Note 7 — Investment in Partially Owned Entities

     At March 31, 2005, CRLP had investments in fifteen partially-owned entities. CRLP accounts for these investments in partially-owned entities using the equity method. The following table summarizes the investments in partially-owned entities as of March 31, 2005 and December 31, 2004:

		(in thousands)
	Percent	March 31,	December 31,
	Owned	2005	2004
Multifamily:
CMS / Colonial Joint Venture I	15.00%	$1,189	$1,435
CMS / Colonial Joint Venture II	15.00%	677	670
CMS Florida	25.00%	2,937	2,925
CMS Tennessee	25.00%	2,658	2,727
DRA Alabama	10.00%	2,523	2,500
DRA Cunningham, Austin, TX	20.00%	1,199	1,266
DRA Southwest Partnership	20.00%	18,989	19,022

		30,172	30,545

Office:
600 Building Partnership, Birmingham, AL	33.33%	(12)	(16)
Douglas HCI	25.00%	6,268	6,457

		6,256	6,441

Retail:
Colonial Promenade Madison, Huntsville, AL	25.00%	2,273	2,298
Highway 150, LLC, Birmingham, AL	10.00%	101	94
Orlando Fashion Square Joint Venture, Orlando, FL	50.00%	(33)	6
Parkway Place Limited Partnership, Huntsville, AL	45.00%	12,619	12,554
Turkey Creek, Parkside Drive LLC Partnership	50.00%	13,532	13,502

		28,492	28,454

Other:
Colonial / Polar-BEK Management Company,	50.00%	15	32
Birmingham, AL

		15	32

		$64,935	$65,472

Note 8 – Financing Activities

     On January 31, 2005, CRLP completed a $275 million senior notes offering of 4.750% unsecured notes due February 1, 2010. Interest on the notes is payable semi-annually on the first day of every February and August beginning August 1, 2005. The net proceeds of approximately $273.3 million were used to pay down CRLP’s bridge credit facility and a portion of CRLP’s unsecured line of credit.

     On March 22, 2005, CRLP, and the Trust as guarantor, entered into a $500.0 million unsecured revolving credit facility and a $100.0 million unsecured term loan facility (“the Credit Facilities”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and AmSouth Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association (“PNC Bank”), as Co-Senior Managing Agents and other lenders named therein.

     Base rate loans and revolving loans are available under the Credit Facilities. The Credit Facilities also include a competitive bid feature that will allow CRLP to convert up to $250.0 million under the Credit Facilities to a fixed rate and for a fixed term not to exceed 90 days. Generally, base rate loans bear interest at Wachovia’s designated base rate, plus a base rate margin ranging from 0.00% to 0.25% based on our unsecured debt ratings from time to time. Revolving loans bear interest at LIBOR plus a margin ranging from 0.50% to 1.15% based on our unsecured debt ratings from time to time. Competitive bid loans bear interest at LIBOR plus a margin, as specified by the participating lenders. Term loans are available under the term loan facility and bear interest at LIBOR plus a margin ranging from 0.55% to 1.35% based on our unsecured debt ratings from time to time.

     The Credit Facilities contain various covenants and events of default which could trigger early repayment obligations, including, but not limited to: nonpayment, violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; and generally not paying our debts as they become due.

     The proceeds from the Credit Facilities were used to payoff the $250.0 million balance of CRLP’s previous credit facility and revolving bridge credit facility (each of which has been terminated). At March 31, 2005, $253.5 million was outstanding under the Credit Facilities, comprised of $153.5 million under the revolving credit facility and $100.0 million under the term loan facility. Additional proceeds from the Credit Facilities may be used for predevelopment costs, development costs, acquisition costs, working capital, equity investments, repayment of indebtedness and general corporate purposes. The Credit Facilities mature on March 22, 2008, with an option to extend for one year.

Note 9 — Derivatives and Hedging

     Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, CRLP records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

     CRLP’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, CRLP primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the quarters ended March 31, 2005 and 2004, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. CRLP also uses interest rate swaps as part of its fair value hedging strategy. These swaps involve the receipt of fixed rate amounts in exchange for variable rate amounts over the life of the agreements without exchange of the underlying principal amount. During the quarters ended March 31, 2005, such swaps were used to hedge the change in fair value of fixed rate debt.

     During January 2005, CRLP entered into two interest rate swap agreements to hedge the interest rate risk associated with forecasted debt issuances that are expected to occur during 2005. The following table summarizes the notional values and other characteristics these interest rate swap agreements:

		Interest
Product Type	Notional Value	Rate	Maturity
Interest Rate SWAP, Cash Flow	$250 million	4.721%	8/3/2015
Interest Rate SWAP, Cash Flow	$200 million	4.830%	2/15/2016

     During January 2005, CRLP settled one interest rate swap agreement and terminated one interest rate swap agreement for approximately $0.8 million, both of which were outstanding at December 31, 2004. This amount will remain in accumulated other comprehensive income and be reclassified to interest expense over the applicable period of the associated debt.

     The following table summarizes the notional values, fair values and other characteristics of CRLP’s derivative financial instruments at March 31, 2005. The notional value at March 31, 2005 provides an indication of the extent of CRLP’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

				Fair Value
				At March 31, 2005
		Interest		Asset (Liability)
Product Type	Notional Value	Rate	Maturity	(in thousands)

Interest Rate SWAP, Cash Flow	$19.3 - $19.1 million	5.932%	1/1/06	$(497)
Interest Rate SWAP, Cash Flow	$17.0 million	7.380%	5/5/06	(390)
Interest Rate SWAP, Fair Value	$100.0 million	4.803%	4/1/11	440
Interest Rate CAP, Cash Flow	$19.7 million	6.850%	6/29/07	4
Interest Rate CAP, Cash Flow	$16.7 million	6.850%	7/3/07	4
Interest Rate CAP, Cash Flow	$30.4 million	11.200%	7/3/06	—
Interest Rate CAP, Cash Flow	$16.4 million	4.840%	4/1/06	4
Interest Rate CAP, Cash Flow	$25.9 million	4.840%	4/1/06	6
Interest Rate CAP, Cash Flow	$8.4 million	4.840%	4/1/06	2
Interest Rate SWAP, Cash Flow	$250.0 million	4.721%	8/3/15	5,585
Interest Rate SWAP, Cash Flow	$200.0 million	4.830%	2/15/16	4,105

     As of March 31, 2005, no derivatives were designated as hedges of net investments in foreign operations. Additionally, CRLP does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and are used to manage CRLP’s exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements of SFAS No. 133. The only swap that CRLP has that is not designated as a hedge for SFAS No. 133 was acquired through the purchase of a property and its corresponding debt.

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

     At March 31, 2005, derivatives with a fair value of $0.7 million were included in other liabilities and $10.2 million were included in other assets. Additionally, the fair value of our fair value interest rate swap of $0.4 million was included in notes and mortgages payable. The change in unrealized gain (losses) of $10.4 million for derivatives designated as cash flow hedges for the three months ended March 31, 2005 is a component of shareholder’s equity. The change in fair value of derivatives not designated as hedges of $0.2 million is included in gains (losses) on hedging activities in the quarter ended March 31, 2005. Hedge ineffectiveness of approximately $0.1 million on cash flow hedges due to index mismatches was recognized in gains (losses) on hedging activities during the quarters ended March 31, 2005 and 2004.

Note 10 — Subsequent Events

     Cornerstone Merger

     On April 1, 2005, the Trust announced the completion of the merger of Cornerstone Realty Income Trust, Inc. (“Cornerstone”), pursuant to an Agreement and Plan of Merger dated as of October 25, 2004, as amended (as so amended, the “Merger Agreement”). At the time of the merger, the assets of Cornerstone primarily consisted of 87 apartment communities with 22,981 apartment homes, a third party property management business, apartment land under development and ownership in four real estate joint ventures. In connection with the completion of the merger, on April 1, 2005 the Trust assumed obligations under approximately $830.4 million of indebtedness of Cornerstone, of which $338.5 million was paid off subsequent to the merger. Such amount was funded through a draw on CRLP’s unsecured revolving credit facility.

     On April 1, 2005, each Cornerstone common share was converted into either the right to receive the Trust’s common shares or the Trust’s Series E preferred depositary shares, depending on the election of the Cornerstone shareholder made prior to the merger. Each Trust Series E preferred depositary share represents 1/100th of a 7.62% Series E Cumulative Redeemable Preferred Share of Beneficial Interest, liquidation preference $2,500 per share, of the Trust (the “Trust Series E preferred shares”). The elections were subject to the restriction that the Trust Series E preferred depositary shares issued may not exceed approximately 25 percent of the total merger consideration.

     Each Cornerstone common share for which a Trust common share election was received, or for which no election was received, was converted into the right to receive 0.2581 Trust common shares. Each Cornerstone common share for which a valid Trust Series E preferred depositary share election was received was converted into the right to receive 0.4194 Trust Series E preferred depositary shares. In connection with the merger, the Trust issued approximately 11,278,110 common shares and 5,326,498 Series E preferred depositary shares to former shareholders of Cornerstone.

     Property Acquisitions

     On April 15, 2005, CRLP acquired a 214,000 square foot office asset, Colonial Center Bayside (formerly Mangrove Bay), located in Clearwater, Florida. The asset was acquired for a total price of $20.7 million, which was funded through borrowings under CRLP’s unsecured line of credit.

     On April 27, 2005, CRLP acquired a 238,000 square foot office asset, Colonial Bank Centre, located in Miami, Florida. The asset was acquired for a total price of $44.0 million, which was funded through borrowings under CRLP’s unsecured line of credit.

     Property Dispositions

     On April 15, 2005, CRLP disposed of a 556,000 square foot retail asset, Colonial Mall Temple, located in Temple, Texas. The asset was sold for $33.5 million and the proceeds were used to pay down CRLP’s unsecured line of credit and to fund other investment activities.

     Distribution

     On April 27, 2005, the Board of Trustees of the Trust declared a cash distribution to partners of CRLP in the amount of $0.675 per partnership unit, totaling $33.5 million. The distribution was declared to partners of record as of May 9, 2005, and will be paid on May 16, 2005.

     Restricted Stock Issuance

     Subsequent to March 31, 2005, the Trust issued approximately 119,000 restricted shares to employees and trustees of the Trust in connection with bonus and other discretionary award payments. Deferred compensation will be recorded for the issuances as a component of shareholder’s equity. The deferred compensation will be amortized to compensation expense based on the vesting period for the shares.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees of
Colonial Properties Trust:

We have reviewed the accompanying condensed consolidated balance sheet of Colonial Realty Limited Partnership (“the Partnership”) as of March 31, 2005, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Partnership’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related statements of income, partners’ equity, and cash flows for the year then ended, management’s assessment of the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2004 and the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2004; and in our report dated March 16, 2005, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/	PricewaterhouseCoopers LLP
Birmingham, Alabama
May 9, 2005

COLONIAL REALTY LIMITED PARTNERSHIP

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the consolidated financial statements of Colonial Realty Limited Partnership and notes thereto contained in this Form 10-Q. This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, and our affiliates, or the industry’s actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005. Such factors include, among others, the following:

•	National, regional and local economic and business conditions that will, among other things, affect:

•	Demand for multifamily, office and retail properties,

•	The ability of the general economy to recover timely from the current economic downturn,

•	Availability and creditworthiness of tenants,

•	The level of lease rents, and

•	The availability of financing for both tenants and us;

•	Adverse changes in the real estate markets, including, among other things:

•	Competition with other companies, and

•	Risks of real estate acquisition and development (including our Cornerstone Realty Income Trust merger and the failure of pending developments to be completed on time and within budget);

•	Actions, strategies and performance of affiliates that we may not control or companies in which we have made investments;

•	Our ability to obtain insurance at a reasonable cost;

•	Our ability to maintain our status as a REIT for federal and state income tax purposes;

•	Governmental actions and initiatives; and

•	Environmental/safety requirements.

General

     As used herein, the terms “CRLP”, “we”, “us”, “our” and “Operating Partnership” refer to Colonial Realty Limited Partnership, a Delaware limited partnership, and its subsidiaries and other affiliates, including, Colonial Properties Services Limited Partnership and Colonial VRS L.L.C. or, as the context may require, Colonial Realty Limited Partnership only. As used herein, the term ”Company” or “the Trust” includes Colonial Properties Trust, an Alabama real estate investment trust, and one or more of its subsidiaries and other affiliates, including CRLP, Colonial Properties Services Limited Partnership and Colonial Properties Services, Inc. or, as the context may require, Colonial Properties Trust only.

     We are the operating partnership of the Trust, which is a self-administered equity real estate investment trust (a “REIT”) that owns, develops and operates multifamily, office and retail properties in the Sunbelt region of the United States. The Trust is a fully-integrated real estate company, which means that it is engaged in the acquisition, development, ownership, management and leasing of commercial real estate property. The Trust’s activities include full or partial ownership of a diversified portfolio of 147 properties as of March 31, 2005, located in Alabama, Arizona, Florida, Georgia, Mississippi, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas, and Virginia, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate.

     As of March 31, 2005, we owned or maintained a partial ownership in 70 multifamily apartment communities containing a total of 22,213 apartment units (including 39 wholly-owned consolidated properties and 31 properties partially-owned through unconsolidated joint venture entities aggregating 13,594 and 8,619 units, respectively) (the “multifamily properties”), 29 office properties containing a total of approximately 6.3 million square feet of office space (including 28 wholly-owned consolidated properties and one property partially-owned through an unconsolidated joint-venture entity aggregating 6.3 million and 30,000 square feet, respectively ) (the “office properties”), 48 retail properties containing a total of approximately 15.5 million square feet of retail space (including 45 consolidated properties and three properties partially-owned through unconsolidated joint venture entities aggregating 14.4 million and 1.1 million square feet, respectively) (the “retail properties”), and certain parcels of land adjacent to or near certain of these properties (the “land”). The multifamily properties, the office properties, the retail properties and the land are referred to collectively as the “properties”. As of March 31, 2005, the multifamily properties that had achieved stabilized occupancy were 96.4% leased (96.6% for consolidated properties and 95.0% for unconsolidated properties), the office properties that had achieved stabilized occupancy were 89.5% leased (89.5% for consolidated properties and 100.0% for unconsolidated properties), and the retail properties that had achieved stabilized occupancy were 91.0% leased (91.0% for consolidated properties and 90.9% for unconsolidated properties).

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

     The following table summarizes certain key operating performance measures for our properties as of and for the quarters ended March 31, 2005 and 2004:

	Consolidated Properties		Unconsolidated Properties		Total Properties

	As of and for the Quarter		As of and for the Quarter		As of and for the Quarter
	Ended March 31,		Ended March 31,		Ended March 31,

	2005	2004	2005	2004	2005	2004

Multifamily Properties

Physical Occupancy	96.6%	95.4%	95.0%	93.4%	96.4%	95.3%
Same-Property Economic Occupancy (1)	84.9%	80.3%	n/a	n/a	84.9%	80.3%
Same-Property NOI Growth (2)	6.7%	1.7%	n/a	n/a	6.7%	1.7%

End of Month Scheduled Base Rent per Unit per Month	$838	$799	$791	$768	$833	$796
Capital Expenditures per Unit	$137	$115	$183	$47	$142	$113

Office Properties

Physical Occupancy	89.5%	89.9%	100.0%	100.0%	89.5%	90.0%
Same-Property NOI Growth (2)	-7.5%	-0.9%	n/a	n/a	-7.5%	-0.9%
Base Rent per Square Foot	$17.86	$18.37	$17.24	$18.91	$17.84	$18.39
Capital Expenditures per Square Foot	$0.90	$0.41	$—	$—	$0.90	$0.41

Retail Properties

Same-Property NOI Growth (2)	1.0%	-0.7%	7.9%	13.2%	1.3%	0.3%

Regional Malls:
Physical Occupancy	93.1%	90.5%	82.6%	79.8%	92.7%	90.1%
Base Rent per Square Foot	$22.41	$21.97	$28.85	$29.33	$23.01	$23.72
Tenant Gross Sales per Square Foot	$272.95	$273.94	$249.48	$269.64	$270.80	$272.88

Shopping Centers:
Physical Occupancy	88.4%	85.3%	99.3%	98.8%	88.9%	86.2%
Base Rent per Square Foot	$16.90	$14.51	$17.23	$17.34	$16.92	$14.78
Tenant Gross Sales per Square Foot	$228.70	$225.57	$251.90	$233.80	$229.80	$225.82

(1)	Economic Occupancy represents scheduled base rents, less vacancy loss, all concessions adjusted for straightline (including but not limited to: renewals, move-ins, models, employee units), and bad debts divided by scheduled base rents.

(2)	NOI amounts are based on our segment data. See Note 6 — Segment Information in our Notes to Consolidated Condensed Financial Statements.

     As shown in the table above, multifamily occupancy and base rents continued to trend upward in the first quarter of 2005. Improvements in 2005 were due primarily to the strengthening of the overall economy and acquisitions during 2004 of multifamily properties in cities such as Atlanta, GA, Austin, TX, Charlotte, NC, Raleigh-Durham, NC, and Tampa, FL. We expect to continue to make acquisitions of attractive multifamily properties in existing markets as well as in new markets as a result of our exposure to those new markets through joint ventures in multifamily properties. As previously disclosed, our merger with Cornerstone closed in April 2005. As a result of the completion of the merger, we will be more subject to the economic trends specific to the multifamily sector, such as:

•	changes in job growth, household formation and population growth in our markets;

•	changes in interest rates;

•	supply and demand for apartment properties in our current markets; and

•	competition, which could limit our ability to secure attractive investment opportunities, lease apartment properties, or increase or maintain rents.

     As shown in the above table, physical occupancy of our office properties decreased slightly to 89.5% during the first quarter of 2005 from 90.0% during the first quarter of 2004. This decrease was due primarily to the build out of space for two significant tenants during the quarter, each of which occupied the respective space effective April 1, 2005. Office properties continue to be affected by the decreases in rental rates. Base rent per square foot decreased 3% from the first quarter of 2004 to $17.84 for the first quarter of 2005. Additionally, for the quarter ended March 31, 2005, we had approximately 24,000 square feet of early lease terminations generating fees of approximately $67,000 from our office properties. Future rental income from our office properties may be affected by future lease terminations because we may be unable to collect the full amount that was due under the lease and may incur additional cost in re-leasing the space. We also presently believe the challenges that have faced the office division will continue to decrease throughout 2005 and that improved operating performance will be achieved throughout the year.

     During the first quarter of 2005, our retail property performance indicators signaled continued improvement. Our average rents for malls and shopping centers showed continued growth with strong increases in rates on new leases over the rates for the previous tenants in the same spaces. Although same property mall tenant trailing 12 month sales are slightly below (-0.7%) those a year ago, sales have been increasing since the third quarter of 2004. Same property shopping center tenant trailing 12 month sales are showing positive increases (5%) over a year ago. There was 85,000 square feet of new leases signed in the first quarter of 2005 and we expect significant additional retail leasing in the coming months. Overall, occupancy for retail properties rose 2.3% to 91.0% in the first quarter of 2005 from 88.7% in the first quarter of 2004 due to increases in occupancies in the anchor and “big box” spaces as well as in our specialty retail spaces. We currently expect these retail occupancy and rental rate trends to continue throughout 2005. Our total retail assets have grown with a shift from traditional malls to “lifestyle” and “power” centers. We sold three malls from December 2004 through April 2005, acquired seven shopping centers in the past four quarters, and currently have four lifestyle/power centers under development.

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

Cornerstone Merger

     On April 1, 2005, the Trust announced the completion of the merger of Cornerstone Realty Income Trust, Inc. (“Cornerstone”) pursuant to an Agreement and Plan of Merger dated as of October 25, 2004, as amended, (as so amended, the “Merger Agreement”). At the time of the merger, the assets of Cornerstone primarily consisted of 87 apartment communities with 22,981 apartment homes, a third party property management business, apartment land under development and ownership in four real estate joint ventures. In connection with the completion of the merger, on April 1, 2005 the Trust assumed obligations of approximately $830.4 million of indebtedness of Cornerstone, of which $338.5 million was paid off subsequent to the merger. Such amount was funded through a draw on CRLP’s unsecured revolving credit facility.

     On April 1, 2005, each Cornerstone common share was converted into either the right to receive the Trust’s common shares or the Trust’s Series E preferred depositary shares, depending on the election of the Cornerstone shareholder made prior to the merger. Each Trust Series E preferred depositary share represents 1/100th of a 7.62% Series E Cumulative Redeemable Preferred Share of Beneficial Interest, liquidation preference $2,500 per share, of the Trust (the “Trust Series E preferred shares”). The elections were subject to the restriction that the Trust’s Series E preferred depositary shares issued may not exceed approximately 25 percent of the total merger consideration.

     Each Cornerstone common share for which a Trust common share election was received, or for which no election was received, was converted into the right to receive 0.2581 Trust common shares. Each Cornerstone common share for which a valid Trust Series E preferred depositary share election was received was converted into the right to receive 0.4194 Trust Series E preferred depositary shares. In connection with the merger, the Trust issued approximately 11,278,110 common shares and 5,326,498 Series E preferred depositary shares to former shareholders of Cornerstone.

Results of Operations — Three Months Ended March 31, 2005 and 2004

     Minimum rent for the quarter ended March 31, 2005 increased $16.0 million or 27.4% as compared with the quarter ended March 31, 2004. Minimum rent increased $14.0 million as a result of the acquisitions that have occurred since March 31, 2004, coupled with the completion of Colonial Promenade Trussville II, which became a completed development in 2004. The remaining increase is primarily a result of an increase in leasing activity in our multifamily and retail divisions.

     Tenant recoveries for the quarter ended March 31, 2005 increased $1.8 million or 25.3% as compared with the quarter ended March 31, 2004. The increase is attributable to the properties acquired in the last three quarters of 2004 and the first quarter of 2005.

     Other property related revenue for the quarter ended March 31, 2005 increased $0.7 million or 20.4% as compared with the quarter ended March 31, 2004. Other income of $0.6 million is attributable to the properties acquired during the last three quarters of 2004 and the first quarter of 2005.

     Other non-property related revenue for the quarter ended March 31, 2005 increased $2.0 million as compared with the quarter ended March 31, 2004. Of the increase, $1.8 million is management fee revenue associated with our Colonnade Management Company.

     Total operating expenses for the quarter ended March 31, 2005 increased $19.1 million or 40.4% as compared to the quarter ended March 31, 2004. Of this increase, $11.7 million is attributable to the properties acquired in the last three quarters of 2004 and the first quarter of 2005. Of the remainder, $1.0 million is related to an increase in salaries associated with the growth of the Company, most of which is attributable to the multifamily division, retail development and corporate support functions, $0.4 million is expenses related to the integration of the Cornerstone merger, $0.4 million is due to Sarbanes-Oxley and other compliance costs, and $1.1 million is related to Colonnade Management Company expenses. The remaining increase is primarly due to increased depreciation expense related to capital expenditures subsequent to March 31, 2004.

     Interest expense for the quarter ended March 31, 2005 increased $8.2 million or 53.1% as compared to the quarter ended March 31, 2004. This increase is attributable to the issuance of $275 million of senior notes in January 2005, and the assumption of $190.7 million of mortgage debt related to properties acquired since March 31, 2004. Additionally, our consolidated debt balance increased from $1.3 billion at March 31, 2004 to $1.9 billion at March 31, 2005.

     Gains from sales of property included in continuing operations for the quarter ended March 31, 2005 increased $0.1 million as compared to the quarter ended March 31, 2004. The increase is a result of the sale of four parcels of land in the first quarter of 2005 as compared to the sale of two parcels of land in the first quarter of 2004. The operating property sales that occurred in the first quarter of 2005 and 2004, which resulted in a gain on disposal of $91.8 million and $9.4 million, respectively, are classified as discontinued operations (see Note 3 for additional discussion).

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

     Over the last few years, we have maintained our asset recycling program, which allows us to maximize our investment returns through the sale of assets that have reached their maximum investment potential and reinvest the proceeds into opportunities with more growth potential. During the first three months of 2005, we sold six multi-family properties representing 2,074 units, one retail property with 480,000 square feet and our 15% ownership interest in two multifamily properties consisting of 901 units. The aggregate sales price was $210.7 million, which was used to repay a portion of the borrowings under our unsecured line of credit and the mortgages associated with the properties. Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. Our ability to sell properties in the future to raise cash will be limited if market conditions make such sales unattractive.

     On March 22, 2005, CRLP, and Trust as guarantor, entered into a $500.0 million unsecured revolving credit facility and a $100.0 million unsecured term loan facility (“the Credit Facilities”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and AmSouth Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association (“PNC Bank”), as Co-Senior Managing Agents and other lenders named therein.

     Base rate loans and revolving loans are available under the Credit Facilities. The Credit Facilities also include a competitive bid feature that will allow CRLP to convert up to $250.0 million under the Credit Facilities to a fixed rate and for a fixed term not to exceed 90 days. Generally, base rate loans bear interest at Wachovia’s designated base rate, plus a base rate margin ranging from 0.00% to 0.25% based on our unsecured debt ratings from time to time. Revolving loans bear interest at LIBOR plus a margin ranging from 0.50% to 1.15% based on our unsecured debt ratings from time to time. Competitive bid loans bear interest at LIBOR plus a margin, as specified by the participating lenders. Term loans are available under the term loan facility and bear interest at LIBOR plus a margin ranging from 0.55% to 1.35% based on our unsecured debt ratings from time to time.

     The Credit Facilities contain various covenants and events of default which could trigger early repayment obligations, including, but not limited to: nonpayment, violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; and generally not paying our debts as they become due.

     The proceeds from the Credit Facilities were used to payoff the $250.0 million balance of CRLP’s previous credit facility and revolving bridge credit facility (each of which has been terminated). Additional proceeds from the Credit Facilities may be used for predevelopment costs, development costs, acquisition costs, working capital, equity investments, repayment of indebtedness and general corporate purposes. The Credit Facilities mature on March 22, 2008, with an option to extend for one year. As of March 31, 2005, $253.5 million is outstanding under the Credit Facilities, comprised of $153.5 million under the revolving credit facility and $100.0 million under the term loan facility.

     As of March 31, 2005, we have unsecured Credit Facilities providing for total borrowings of up to $600 million. These Credit Facilities bears interest at LIBOR plus a spread calculated based on our unsecured debt ratings from time to time. Based on our current debt ratings, the spread is 80 basis points. The Credit Facilities are renewable in March 2008, and provide for a one-year extension. The Credit Facilities agreement includes a competitive bid feature that will allow us to convert up to $250 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days.

     At March 31, 2005, our total outstanding debt balance was $1.9 billion. The outstanding balance includes fixed-rate debt of $1.5 billion, or 76.2% of the total debt balance, and floating-rate debt of $459.3 million, or 23.8% of the total debt balance. Our total market capitalization, calculated as a sum of our consolidated debt, preferred shares and units and market equity of our outstanding common shares and units, as of March 31, 2005 was $3.7 billion and our ratio of debt to market capitalization was 52.5%. We have certain loan agreements that contain restrictive covenants, which among other things require maintenance of various financial ratios. At March 31, 2005, we were in compliance with these covenants.

     Investing Activities

     During the first quarter of 2005, we acquired a 373,000 square foot retail asset, Colonial Promenade Portofino, located in Houston, Texas. The asset was acquired for a total price of $60.3 million, which was funded through borrowings under our bridge credit facility.

     During the first quarter of 2005, we acquired a 371,000 square foot office asset, Colonial Place I & II (formely Westshore Place I & II), located in Tampa, Florida. The asset was acquired for a total price of $54.9 million, which was funded through borrowings under our bridge credit facility.

     During the first quarter of 2005, we acquired an additional 60,000 square foot office asset in Research Park Office Center. This asset, located in Huntsville, Alabama, is adjacent to the three Research Park Office Center assets purchased in the fourth quarter of 2004. The asset was acquired for a total price of $5.0 million, which was funded through borrowings under our unsecured line of credit.

     During the first quarter of 2005, we continued the development of three multifamily apartment communities. These communities, if developed as expected, will contain 950 units, and the total investment, including land acquisition costs, is projected to be approximately $75.0 million. We began the development of one retail property and continued with the development of two retail properties and the redevelopment of two retail properties. Upon completion of the retail developments and redevelopments, we expect to have invested approximately $152.4 million, including land acquisition costs. During the three months ended March 31, 2005, we invested an aggregate of $129.5 million of these aforementioned development projects and certain parcels of land that were acquired for future development.

     We regularly incur significant expenditures in connection with the re-leasing of our office and retail space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants. We also incur expenditures for certain recurring capital expenses. During the three months ended March 31, 2005, we incurred approximately $10.1 million related to tenant improvements and leasing commissions, and approximately $4.2 million of recurring capital expenditures. We expect to pay for future re-leasing and recurring capital expenditures out of cash from operations.

     Distribution

     The distribution on our common units of partnership interest was $0.675 per unit for the first quarter of 2005. We also pay regular quarterly distributions on our preferred units. The maintenance of these distributions is subject to various factors, including the discretion of our general partner’s Board of Trustees, our ability to pay dividends under Delaware law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of the Trust’s taxable income to be distributed to shareholders.

Critical Accounting Policies and Estimates

     Refer to our 2004 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include real estate development, principles of consolidation, revenue recognition, valuation of receivables, and accounting policies for derivatives. During the three months ended March 31, 2005, there were no material changes to these policies.

Derivatives and Hedging

     Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

     For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.

     Our objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the quarters ended March 31, 2005, and 2004, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. We also use interest rate swaps as part of its fair value hedging strategy. These swaps involve the receipt of fixed rate amounts in exchange for variable rate amounts over the life of the agreements without exchange of the underlying principal amount. During the quarters ended March 31, 2005, and 2004, such swaps were used to hedge the change in fair value of fixed rate debt.

     We have entered into several different hedging transactions in an effort to manage its exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of our derivative financial instruments at March 31, 2005. The notional value at March 31, 2005 provides an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

				Fair Value
				At March 31, 2005
		Interest		Asset (Liability)
Product Type	Notional Value	Rate	Maturity	(in thousands)
Interest Rate SWAP, Cash Flow	$19.3 - $19.1 million	5.932%	1/1/06	$(497)
Interest Rate SWAP, Cash Flow	$17.0 million	7.380%	5/5/06	(390)
Interest Rate SWAP, Fair Value	$100.0 million	4.803%	4/1/11	440
Interest Rate CAP, Cash Flow	$19.7 million	6.850%	6/29/07	4
Interest Rate CAP, Cash Flow	$16.7 million	6.850%	7/3/07	4
Interest Rate CAP, Cash Flow	$30.4 million	11.200%	7/3/06	—
Interest Rate CAP, Cash Flow	$16.4 million	4.840%	4/1/06	4
Interest Rate CAP, Cash Flow	$25.9 million	4.840%	4/1/06	6
Interest Rate CAP, Cash Flow	$8.4 million	4.840%	4/1/06	2
Interest Rate SWAP, Cash Flow	$250.0 million	4.721%	8/3/15	5,585
Interest Rate SWAP, Cash Flow	$200.0 million	4.830%	2/15/16	4,105

     As of March 31, 2005, no derivatives were designated as hedges of net investments in foreign operations. Additionally, we do not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements of SFAS No. 133. The only swap that we have that is not designated as a hedge for SFAS No. 133 was acquired through the purchase of a property and its corresponding debt.

     Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not sustained a material loss from those instruments nor does it anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives.

     At March 31, 2005, derivatives with a fair value of $0.7 million were included in other liabilities and $10.2 million were included in other assets. Additionally, the fair value of our fair value interest rate swap of $0.4 million was included in notes and mortgages payable. The change in unrealized gain (losses) of $10.4 million for derivatives designated as cash flow hedges for the three months ended March 31, 2005 is a component of shareholder’s equity. The change in fair value of derivatives not designated as hedges of $0.2 million is included in gains (losses) on hedging activities in the quarter ended March 31, 2005. Hedge ineffectiveness of approximately $0.1 million on cash flow hedges due to index mismatches was recognized in gains (losses) on hedging activities during the quarter ended March 31, 2005 and 2004.

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

     An increase in general price levels may immediately preceed, or accompany, an increase in interest rates. At March 31, 2005, our exposure to rising interest rates was mitigated by the existing debt level of 52.5% of our total market capitalization, the high percentage of fixed rate debt (76.2%), and the use of interest rate swaps to effectively fix the interest rate on approximately $30.2 million through January 2006 and $17.0 million through May 2006. As it relates to the short-term, increases in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     As of March 31, 2005, we had approximately $459.3 million of outstanding floating rate debt. We do not believe that the interest rate risk represented by our floating rate debt is material as of March 31, 2005, in relation to our $1.9 billion of outstanding total debt, our $3.0 billion of total assets and $3.7 billion total market capitalization as of that date.

     If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $4.6 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $4.6 million. This assumes that the amount outstanding under our variable rate debt remains approximately $459.3 million, the balance as of March 31, 2005.

     As of March 31, 2005, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

Item 4. Controls and Procedures.

(a.) Disclosure controls and procedures.

     Our chief executive officer and our chief financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal control over financial reporting.

     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

COLONIAL REALTY LIMITED PARTNERSHIP

PART II — OTHER INFORMATION

Item 2. Changes in Securities.

     The Trust from time to time issues common shares of beneficial interest (“Common Shares”) pursuant to its Dividend Reinvestment and Share Purchase Plan, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, and its Employee Share Option and Restricted Share Plan, in transactions that are registered under the Securities Act of 1933, as amended (the “Act”). Pursuant to CRLP’s Third Amended and Restated Agreement of Limited Partnership, each time the Trust issues Common Shares pursuant to the foregoing plans, CRLP issues to the Trust, its general partner, an equal number of Units for the same price at which the Common Shares were sold, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act. During the quarter ended March 31, 2005, CRLP issued no Units.

Item 5. Other Information.

     On January 21, 2005, the Executive Compensation Committee of the Board of Trustees of the Trust adopted specific performance goals and business criteria for the award of 2005 bonus payments to our executive officers of the Trust. The performance goals and business criteria are based on the following:

•	Achievement of funds from operations performance as compared to an index of comparable REITs

•	Achievement of total shareholder return as compared to an index of comparable REITs

•	Achievement of division funds from operation performance as compared to an index of comparable REITs

•	Achievement of division same store net operating income as compared to an index of comparable REITs

     On January 21, 2005, our Board of Trustees adopted a new trustee compensation policy. The new trustee compensation policy is attached hereto as Exhibit 10.22.1 and incorporated by reference herein. The new trustee compensation policy adds an additional annual retainer payment of $15,000 for the chairman of the audit committee.

The new trustee compensation policy also adds an annual retainer payment of $7,500 for the chairman of the executive compensation committee, the chairman of the governance committee and the lead trustee.

Item 6. Exhibits

Exhibit No.	Exhibit	Reference

2.3	Amendment No. 1 to Agreement and Plan of Merger by and among the Company, CLNL Acquisition Sub LLC and Cornerstone Realty Income Trust, Inc.	Incorporated by reference to Exhibit 2.2 to the Trust’s Current Report on Form 8-K filed with the SEC on January 25, 2005

3.14	Articles Supplementary of 7.62% Series E Cumulative Redeemable Preferred Shares of Beneficial Interest of Colonial Properties Trust	Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed with the SEC on March 21, 2005

3.4.1	Eighth Amendment to Third Amended and Restated Agreement of Limited Partnership of CRLP.	Incorporated by reference to Exhibit 10.4.1 in the Trust’s Annual Report on Form 10-K for the period ending December 31, 2004

10.16.1	Trustee Compensation Policy	Incorporated by reference to Exhibit 10.22.1 in the Trust’s Quarterly Report on Form 10-Q for the period ending March 31, 2005

10.38	Credit Agreement dated as of March 22, 2005, by and among Colonial Realty Limited Partnership, as Borrower, Colonial Properties Trust, as Guarantor, Wachovia Bank, as Agent for the Lenders, and the Lenders named therein.	Incorporated by reference to Exhibit 10.38 to the Trust’s Current Report on Form 8-K filed with the SEC on March 25, 2005

12.1	Ratio of Earnings to Fixed Charges	Filed herewith

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COLONIAL REALTY LIMITED PARTNERSHIP, a Delaware limited partnership
By:	Colonial Properties Trust,
its general partner

Date: May 9, 2005	By:	/s/ Weston M. Andress
Weston M. Andress
Chief Financial Officer

Date: May 9, 2005	/s/ John E. Tomlinson
John E. Tomlinson
Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)