Form 10-Q
period 2005-09-30
COLONIAL REALTY LIMITED PARTNERSHIP
filed 2005-11-09
CIK 1013844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2005
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
YES Ö           NO ___
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2).
YES Ö           NO ___
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ___          NO Ö

COLONIAL REALTY LIMITED PARTNERSHIP
INDEX TO FORM 10-Q

Page
PART I: FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements (Unaudited)

Consolidated Condensed Balance Sheets as of September 30, 2005 and December 31, 2004	3

Consolidated Condensed Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2005 and 2004	4

Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004	5

Notes to Consolidated Condensed Financial Statements	6

Report of Independent Registered Public Accounting Firm *	22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures about Market Risk	33

Item 4. Controls and Procedures	33

PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6. Exhibits	33

SIGNATURES	34

EXHIBIT INDEX	35
EX-12.1 RATIO OF EARNINGS TO FIXED CHARGES
EX-15.1 LETTER RE: UNAUDITED INTERIM FINANCIAL INFORMATION
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO
Review by Independent Registered Public Accounting Firm*
Review of the interim consolidated condensed financial information included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2005 and 2004 has been performed by PricewaterhouseCoopers LLP, the company’s independent registered public accounting firm. Their report on the interim consolidated condensed financial information is included on page 22. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except unit data)

	(Unaudited)
	September 30, 2005	December 31, 2004
ASSETS
Land, buildings, & equipment	$4,113,102	$2,696,302
Undeveloped land and construction in progress	181,784	158,954
Less: Accumulated depreciation	(489,409)	(437,635)
Real estate assets held for sale, net	484,822	167,712

Net real estate assets	4,290,299	2,585,333

Cash and equivalents	69,250	10,725
Restricted cash	7,103	2,333
Accounts receivable, net	23,995	20,642
Prepaid expenses	18,319	906
Notes receivable	31,628	11,238
Deferred debt and lease costs	50,880	36,750
Investment in partially owned entities	142,653	65,472
Other assets	125,353	67,925

	$4,759,480	$2,801,324

LIABILITIES AND PARTNERS’ EQUITY Notes and mortgages payable	$2,318,667	$1,615,817
Unsecured credit facility	337,413	239,970
Mortgages payable related to real estate assets held for sale	168,966	—

Total long-term liabilities	2,825,046	1,855,787

Accounts payable	57,902	29,164
Accrued interest	23,846	17,722
Accrued expenses	47,236	10,622
Tenant deposits	7,712	4,455
Unearned rent	3,232	9,334
Other liabilities	4,462	1,737

Total liabilities	2,969,436	1,928,821

Redeemable units, at redemption value - 10,872,568 units outstanding at September 30, 2005 and 10,372,650 at December 31, 2004	483,612	407,334

Limited partners’ minority interest in consolidated partnerships	7,378	1,389

General partner —
Common equity — 44,697,714 and 27,599,409 units outstanding at September 30, 2005 and December 31, 2004, respectively	904,003	199,637
Preferred equity ($308,149 liquidation preference)	301,450	168,703

Limited partners’ preferred equity ($100,000 liquidation preference)	97,406	97,406
Accumulated other comprehensive income (loss)	(3,805)	(1,966)

Total general partners’ equity	1,299,054	463,780

	$4,759,480	$2,801,324

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue:
Minimum rent	$114,814	$66,045	$296,308	$184,293
Percentage rent	510	534	1,540	1,376
Tenant recoveries	9,692	7,784	27,254	21,598
Other property related revenue	8,400	4,811	20,407	12,475
Other non-property related revenue	3,331	1,674	10,483	3,882

Total revenue	136,747	80,848	355,992	223,624

Operating Expenses:
Property operating expenses:
General operating expenses	11,982	6,318	28,703	16,909
Salaries and benefits	9,053	4,007	21,651	10,875
Repairs and maintenance	11,986	7,443	31,344	20,774
Taxes, licenses, and insurance	14,607	7,948	38,057	21,373
General and administrative	11,179	6,992	30,543	18,209
Depreciation	36,726	20,798	94,557	56,496
Amortization	22,894	3,321	51,391	8,105

Total operating expenses	118,427	56,827	296,246	152,741

Income from operations	18,320	24,021	59,746	70,883

Other income (expense):
Interest expense	(32,808)	(20,023)	(89,231)	(51,995)
Interest income	1,694	311	2,688	820
Income from partially owned entities	221	272	1,100	700
Gains on hedging activities	75	62	497	142
Gains from sales of property	8,177	902	10,795	3,020
Minority interest of limited partners	(2,993)	(25)	(3,469)	(36)
Other	(777)	(168)	(1,613)	(276)

Total other income (expense)	(26,411)	(18,669)	(79,233)	(47,625)

Income (loss) from continuing operations	(8,091)	5,352	(19,487)	23,258

Income from discontinued operations	3,007	5,437	15,735	16,546
Gain on disposal of discontinued operations	66,262	1,563	184,337	11,301

Income from discontinued operations	69,269	7,000	200,072	27,847

Net income	61,178	12,352	180,585	51,105

Distributions to general partner preferred unitholders	(6,232)	(3,695)	(16,159)	(11,086)
Distributions to limited partner preferred unitholders	(1,813)	(1,813)	(5,438)	(5,680)

Net income available to common unitholders	$53,133	$6,844	$158,988	$34,339

Net income available to common unitholders allocated to limited partners	(11,201)	(1,884)	(36,933)	(9,548)

Net income available to common unitholders allocated to general partner	$41,932	$4,960	$122,055	$24,791

Net income per common unit — Basic:
Income (loss) from continuing operations	$(0.32)	$(0.00)	$(0.88)	$0.17
Income from discontinued operations	1.36	0.18	4.29	0.75

Net income per common unit — Basic	$1.04	$0.18	$3.41	$0.92

Net income per common unit — Diluted:
Income (loss) from continuing operations	$(0.32)	$(0.00)	$(0.88)	$0.17
Income from discontinued operations	1.36	0.18	4.29	0.74

Net income per common unit — Diluted	$1.04	$0.18	$3.41	$0.91

Average units outstanding:
Basic	51,161	37,597	46,532	37,359
Diluted	51,161	37,960	46,532	37,704

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$61,178	$12,352	$180,585	$51,105
Other comprehensive income
Unrealized income (loss) on cash flow hedging activities	12,311	(3,104)	(1,839)	(5,081)

Comprehensive income	$73,489	$9,248	$178,746	$46,024

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Nine Months Ended
	September 30,
	2005	2004

Cash flows from operating activities:
Net income	$180,585	$51,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148,477	75,802
Income from partially owned entities	(290)	(1,139)
Gains from sales of property	(195,247)	(14,468)
Distributions of income from partially owned entities	3,075	—
Other	—	36
Decrease (increase) in:
Restricted cash	(4,770)	(382)
Accounts receivable	(937)	(5,026)
Prepaid expenses	(3,634)	6,157
Other assets	(95)	(12,935)
Increase (decrease) in:
Accounts payable	15,710	11,260
Accrued interest	2,832	5,280
Accrued expenses and other	9,702	8,461

Net cash provided by operating activities	155,408	124,151

Cash flows from investing activities:
Acquisition of properties	(544,297)	(232,857)
Direct costs of Cornerstone merger	(35,405)	—
Development expenditures	(144,952)	(85,680)
Tenant improvements	(20,014)	(16,275)
Capital expenditures	(13,451)	(11,973)
Proceeds from (issuance of) notes receivable	(26,562)	1,859
Proceeds from sales of property, net of selling costs	574,187	39,245
Distributions from partially owned entities	2,707	4,551
Capital contributions to partially owned entities	(66,508)	(28,204)

Net cash used in investing activities	(274,295)	(329,334)

Cash flows from financing activities:
Principal reductions of debt	(651,321)	(147,080)
Proceeds from additional borrowings	625,260	397,794
Net change in revolving credit balances	97,443	22,086
Cash contributions	41,821	30,195
Distributions to common and preferred unitholders	(115,593)	(91,934)
Net proceeds from equity offering	187,463	—
Other, net	(7,661)	(6,498)

Net cash used in financing activities	177,412	204,563

Increase (decrease) in cash and equivalents	58,525	(620)
Cash and equivalents, beginning of period	10,725	8,070

Cash and equivalents, end of period	$69,250	$7,450

Non-cash transactions:
Real estate assets acquired	1,461,310
Assumption of notes and mortgages	836,985
Operating assets acquired	20,758
Operating liabilities acquired	28,742
Fair value of adjustments on notes and mortgages	60,522
Investments in partially owned entities acquired	13,734
Intangible assets acquired	50,726
Issuance of common shares of beneficial interest	462,347
Issuance of preferred shares of beneficial interest	132,747
Issuance of common units of operating partnership	23,788
Cash flow hedging activities	1,839	1,977
The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED
CONDENSED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
           The consolidated condensed financial statements of Colonial Realty Limited Partnership have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. The following notes, which represent interim disclosures as required by the SEC, highlight significant changes to the notes to the December 31, 2004 audited consolidated financial statements of Colonial Realty Limited Partnership and should be read together with the consolidated financial statements and notes thereto included in the Colonial Realty Limited Partnership 2004 Annual Report on Form 10-K.
Note 1 — Organization and Business
          Colonial Realty Limited Partnership (“CRLP”) is the operating partnership of Colonial Properties Trust (the “Trust”), an Alabama real estate investment trust whose shares are traded on the New York Stock Exchange. The Trust was originally formed as a Maryland real estate investment trust on July 9, 1993 and reorganized as an Alabama real estate investment trust under a new Alabama REIT statute on August 21, 1995. The Trust is a fully integrated, self-administered and self-managed REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of commercial real estate properties. The Trust’s activities include ownership or partial ownership and operation of a diversified portfolio of 266 properties as of September 30, 2005, consisting of multifamily, office and retail properties located in Alabama, Arizona, Florida, Georgia, Maryland, Mississippi, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of September 30, 2005, including properties in lease-up, the Trust owned interests in 156 multifamily apartment communities (including 119 wholly-owned consolidated properties and 37 properties partially-owned through unconsolidated joint venture entities), 62 office properties (including 35 wholly-owned consolidated properties and 27 properties partially-owned through unconsolidated joint venture entities) and 48 retail properties (including 44 consolidated properties and four properties partially-owned through unconsolidated joint venture entities). As used herein, “CRLP” means CRLP, together with its subsidiaries, including Colonial Properties Services, Inc. (“CPSI”), Colonial Properties Services Limited Partnership (“CPSLP”) and CLNL Acquisition Sub, LLC (“CLNL”).
          Merger with Cornerstone Realty Income Trust
          On April 1, 2005, the Trust completed the merger of Cornerstone Realty Income Trust, Inc., a Virginia corporation (“Cornerstone”), with and into CLNL, a Delaware limited liability company and a wholly-owned subsidiary of the Trust, pursuant to an Agreement and Plan of Merger dated as of October 25, 2004, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated January 24, 2005 (as amended, the “Merger Agreement”), among Cornerstone, CLNL and the Trust. As a result of the merger, CLNL succeeded by operation of law to all of the assets and liabilities of Cornerstone prior to the merger. At the time of the merger, the assets of Cornerstone consisted of 86 apartment communities with 22,981 apartment homes, a third party property management business, apartment land under development and ownership in four real estate joint ventures.
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
for each outstanding common share of Cornerstone, subject to the restriction that the Trust’s Series E preferred depositary shares issued would not exceed approximately 25% of the total merger consideration. The final conversion ratios of the common and preferred depositary shares were determined based on the average market price of the Trust’s common shares over a five day trading period preceding the effective time of the merger, and fractional shares were paid in cash. Cornerstone shareholders who made no effective election received the Trust’s common shares. In connection with the merger, the Trust issued 11,277,358 common shares, 5,326,349 Series E preferred depositary shares and 578,358 CRLP common units (see Note 3) to former shareholders of Cornerstone. The shares of the Trust issued to the Cornerstone shareholders were registered with the SEC on a Registration Statement on Form S-4 (File No. 333-121675). Immediately following the merger, the Trust contributed all of the outstanding membership interest of CLNL to CRLP in exchange for a number of CRLP’s units and Series E preferred units equal to the number of the Trust’s common shares and the Trust’s Series E preferred shares, respectively, issued in connection with the merger. As a result of such contribution, CLNL is now a wholly-owned subsidiary of CRLP.
          The aggregate consideration paid for the merger was as follows:

	(in thousands)
Issuance of 11,277,358 Trust common shares to Cornerstone shareholders, net of issuance costs	$462,347
Issuance of 5,326,349 Trust Series E preferred depository shares to Cornerstone shareholders, net of issuance costs	132,747
Issuance of 578,358 CRLP common units	23,788
Fees and other expenses related to the merger	35,405

Total purchase price	$654,287

Assumption of Cornerstone’s notes and mortgages payable at book value	836,985
Adjustment to record Cornerstone’s notes and mortgages at fair value	60,522	(1)
Assumption of Cornerstone’s accounts payable and other liabilities at fair value	28,742

Total purchase price and assumed liabilities	$1,580,536

(1)	The fair value adjustment of $60.5 million to account for the difference between the fixed rates and market rates for the Cornerstone borrowings includes an estimate of $35.6 million for prepayment penalties on debt to be retired.
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

(in thousands)

Buildings	$1,245,942
Furniture and fixtures	14,613

Fair value of depreciable real estate assets	1,260,555

Land	230,768
Undeveloped land and construction in progress	3,995
In place lease value	45,658
Customer relationships	5,068
Other assets, including cash (excluding in-place lease values )	20,758
Investments in partially owned entities	13,734

Total purchase price	$1,580,536

          In connection with the merger, CRLP incurred $16.1 million of termination, severance and settlement of share-based compensation costs. In April 2005, CRLP paid $8.9 million of these costs and had $7.2 million accrued as of September 30, 2005.
          The following unaudited pro forma financial information for the three months ended September 30, 2004 and the nine months ended September 30, 2005 and September 30, 2004, give affect to the merger with Cornerstone as if it had occurred at the beginning of the periods presented. The pro forma information for the nine months ended September 30, 2005 includes pro forma results for the quarter ended March 31, 2005 and actual results for the six months ended September 30, 2005. The pro forma results are based on historical data and are not intended to be indicative of the results of future operations.

In thousands, except per unit data	Actual (Unaudited)	***** Pro Forma (Unaudited) *****
	Three Months	Three Months	Nine Months	Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2005	2004	2005(1)	2004

Total revenue	$136,747	$112,609	$388,773	$319,402

Net income available to common unitholders	53,133	7,076	153,984	30,061

Net income per unit — diluted	$1.04	$0.13	$2.99	$0.55

(1)	One time merger costs of $9.1 million expensed by Cornerstone, have been excluded from the pro forma net income to common unitholders for the nine months ended September 30, 2005.
Note 2 — Summary of Significant Accounting Policies
          Basis of Presentation
          The consolidated financial statements include CRLP, CPSI, CPSLP and CLNL. CPSI is a taxable REIT subsidiary of the Trust that is not entitled to a dividend paid deduction and is subject to federal, state and local income taxes. CPSI provides property development, leasing and management for third-party owned properties and administrative services to CRLP. CRLP generally reimburses CPSI for payroll and other costs incurred in providing services to CRLP. All inter-company transactions are eliminated in the accompanying consolidated financial statements.
          Entities in which CRLP owns, directly or indirectly, a fifty percent or less interest and does not control are reflected in the consolidated financial statements as investments accounted for under the equity method. Under this method, the investment is carried at cost plus or minus equity in undistributed earnings or losses since the date of acquisition. For those entities in which CRLP owns less than a 100% of the equity interest, CRLP consolidates the entity if CRLP has the direct or indirect ability to make major decisions about the entities’ activities based on the terms of the respective joint venture agreements which specify the sharing of participating and protective rights such as decisions regarding major leases, encumbering the entities with debt and whether to dispose of entities. CRLP also consolidates certain partially-owned entities and other subsidiaries if CRLP owns less than 100% equity interest and is deemed to be the primary beneficiary as defined by FASB Interpretation 46 Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised (“FIN 46(R)”).
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
          Unaudited Interim Statements
          The consolidated condensed financial statements as of and for the three and nine months ended September 30, 2005 and 2004 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal, recurring nature (except for the Cornerstone merger which is fully described in Note 1).
          Recent Pronouncements
          In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised), Share Based Payment, that will require compensation costs related to share-based payment transactions to be recognized in financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123 (R) replaces SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (R) is effective for CRLP as of the beginning of the first annual reporting period that begins after June 15, 2005. CRLP does not expect the adoption of SFAS No. 123 (R) to have a material impact on its consolidated financial statements.
          In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights. EITF Issue 04-5 will change the application of existing accounting pronouncements that govern consolidation of variable interest entities and voting interest entities when such an entity has a sole general partner and limited partners with certain rights. EITF Issue 04-5 is effective immediately for all limited partnerships formed or modified subsequent to June 29, 2005, and is effective for all other limited partnerships for the first fiscal year beginning after December 15, 2005. CRLP is currently evaluating the impact of adopting this pronouncement.
          Revenue Recognition
          Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate.” For condominium conversion projects, sales and the associated gains for individual condominium units are recognized upon the closing of the sale transactions, as all conditions for full profit recognition have been met.
          Notes Receivable
          Notes receivable consist primarily of promissory notes issued by third parties. CRLP records notes receivable at cost. CRLP evaluates the collectibility of both interest and principal for each of its notes to determine whether it is impaired. A note is considered to be impaired when, based on current information and events, it is probable that CRLP will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the value of the collateral if the note is collateral dependent. The interest rate on the notes receivable ranges from approximately 8.7% to 21.0%. Interest income is recognized on an accrual basis.

          Reclassifications
          Certain reclassifications have been made to the previously reported 2004 financial statements in order to provide comparability with the 2005 financial statements reported herein. These reclassifications have no impact on partners’ equity or net income.
Note 3 — Capital Structure
          At September 30, 2005, the Trust controlled CRLP as the sole general partner and as the holder of 80.4% of the common units of CRLP and 75.5% of the preferred units (the “Series C Preferred Units”, “Series D Preferred Units” and “Series E Preferred Units”). The limited partners of CRLP who hold common units or “redeemable units”, are primarily those persons (including certain officers and trustees) who, at the time of the initial public offering, elected to hold all or a portion of their interest in the form of units rather than receiving common shares of the Trust, or individuals from whom CRLP acquired certain properties, who elected to receive units in exchange for the properties. In connection with the Cornerstone merger, CRLP issued 578,358 redeemable units, 11,277,358 common units and 5,326,349 Series E preferred units (see Note 1). Redeemable units represent the number of outstanding limited partnership units as of the date of the applicable balance sheet, valued at the closing market value of the Trust’s common shares. Each redeemable unit may be redeemed by the holder thereof for either one common share of the Trust or cash equal to the fair market value thereof at the time of such redemption, at the option of the Trust. Additionally, CRLP has issued and outstanding $100 million of Series B Cumulative Redeemable Perpetual Preferred Units (“Series B Units”) in a private placement, that are exchangeable for Series B Preferred Shares of the Trust on or after February 24, 2009 at the option of the holders of the Series B Units.
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
Note 4 — Acquisition and Disposition Activity
          Property Acquisitions
          During the first quarter of 2005, CRLP acquired two wholly-owned office assets containing approximately 431,000 square feet at an aggregate cost of $59.9 million and one wholly-owned retail asset containing 373,000 square feet at a cost of $60.3 million.
          During the second quarter of 2005, the Trust completed the acquisition of Cornerstone, acquiring 86 apartment communities with 22,981 apartment homes, a third party property management business, apartment land under development and ownership in four real estate joint ventures (See Note 1). In addition to completing the Cornerstone merger, CRLP acquired three wholly-owned office assets containing approximately 808,000 square feet at an aggregate cost of $155.6 million and a 98% interest in a partnership with Montecito Property Company to convert apartment properties into condominium communities for $61.8 million (see Note 4 — For Sale / Projects).
          On July 7, 2005, CRLP made an additional investment of $54.5 million into its partnership with Montecito Property Company to fund 98% of the purchase price of Mizner / Delray Beach, a condominium conversion property. CRLP is a 98% partner in this partnership and Montecito Property Company is a 2% partner (see Note 4 — For Sale / Projects). The investment was funded through borrowings under a secured bridge loan (see Note 8).
          On July 14, 2005, CRLP acquired a 202,000 square foot office asset, Esplanade, located in Charlotte, North Carolina. The asset was acquired for a total purchase price of $21.5 million, which was funded through proceeds received from asset sales.
          On July 20, 2005, CRLP acquired a 191,000 square foot office asset, Colonial 1001 (formerly Heathrow 1001), located in Orlando, Florida. The asset was acquired for a total purchase price of $23.3 million, which was funded by proceeds from asset sales and borrowings under CRLP’s unsecured line of credit.

          On August 18, 2005, CRLP acquired a 436-unit multifamily property, Colonial Grand at Bear Creek (formerly Milano Apartments), located in Dallas, Texas. The Class A property was acquired for a total purchase price of $36.8 million which was funded by proceeds from asset sales and borrowings under CRLP’s unsecured line of credit.
          On August 31, 2005, CRLP acquired a 332-unit Class A multifamily property, Colonial Grand at Barrett Creek (formerly Cameron at Barrett Creek), located in Marietta, Georgia. The property was acquired for a total purchase price of $30.8 million which was funded by proceeds from asset sales and borrowings under CRLP’s unsecured line of credit.
          On August 31, 2005, CRLP acquired 76% of The Peachtree, a 345,000 square foot office condominium complex located in the Midtown submarket of Atlanta, Georgia. CRLP’s investment of $43.8 million was funded through proceeds received from asset sales
          The results of operations of the above mentioned acquisitions have been included in the consolidated financial statements since their respective dates of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the respective acquisition dates during the quarter ended September 30, 2005.

For the Quarter Ended
Assets Acquired and Liabilities Assumed	September 30, 2005
(amounts in thousands)

Land, buildings and equipment	$203,009
Above-market leases	1,068
In place lease assets	3,026
Other assets	6,195

Total assets	213,298

Accounts payable	(192)
Accrued expenses	(2,047)
Tenant deposits	(14)
Other liabilities and minority interest	(1,232)

Total liabilities	(3,485)

Net assets acquired	$209,813

Property Dispositions
          During the first quarter of 2005, CRLP disposed of six wholly-owned multifamily assets containing approximately 2,074 units at an aggregate sales price of $143.8 million, its partial interest in two multifamily assets containing approximately 901 units at an aggregate sales price of $8.1 million and one wholly-owned retail asset containing 517,000 square feet at a sales price of $58.8 million.
          During the second quarter of 2005, CRLP disposed of eight wholly-owned multifamily assets containing 2,133 units at an aggregate sales price of $123.0 million and one wholly-owned retail asset containing 555,600 square feet at a sales price of $33.5 million.
          On July 6, 2005, CRLP disposed of two retail assets, Colonial Mall Burlington, a 419,000 square foot asset located in Burlington, North Carolina, and Colonial Mall Macon, a 1,446,000 square foot asset located in Macon, Georgia. The assets were sold for $32.5 million and $133.5 million, respectively, and the proceeds were used to fund other investment activities.
          On September 16, 2005, CRLP entered into agreements to transfer six regional malls valued in the transaction at approximately $362.0 million to a proposed joint venture with The GPT Group and Babcock & Brown, an Australian partner, in which CRLP would retain a 10 percent interest. CRLP would continue to lease and manage the assets in the joint venture which represent 3.75 million square feet of retail shopping space and include Colonial Mall Myrtle Beach, in Myrtle Beach, South Carolina; Colonial Mall Greenville, in Greenville, North Carolina; Colonial Mall Bel Air, in Mobile, Alabama; Colonial Mall Valdosta, in Valdosta, Georgia; Colonial Mall Glynn Place, in Brunswick, Georgia.; and Colonial University Village in Auburn, Alabama. This transaction, which is subject to customary closing conditions, is expected to close in November 2005.

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
          In accordance with SFAS No. 144, Accounting for the Impairment on Disposal of Long-Lived Assets (“SFAS No. 144”), net income and gain on disposition of real estate for properties sold, in which CRLP does not maintain continuing involvement, are reflected in the consolidated condensed statements of income as “discontinued operations” for all periods presented. During the quarter ended September 30, 2005, all of the operating properties sold were classified as discontinued operations and the sales of parcels of land were classified in continuing operations. Following is a listing of the properties CRLP disposed of in 2005 and 2004 that are classified as discontinued operations:

Property	Location	Date	Units/Square Feet
Multifamily
Ashley Run	Atlanta, GA	June 2005	348
Mill Crossing	Dallas, TX	June 2005	184
Colonial Village at Lake Mary	Lake Mary, FL	May 2005	504
Bridgetown Bay	Charlotte, NC	May 2005	120
Devonshire	Dallas, TX	May 2005	144
Dunwoody Springs	Atlanta, GA	May 2005	350
Carlyle Club	Atlanta, GA	May 2005	243
Aspen Hills	Dallas, TX	May 2005	240
Colonial Village at Ashley Plantation	Bluffton, SC	March 2005	414
Colonial Village at Gainesville	Gainesville, FL	March 2005	560
Colonial Grand at Galleria Woods	Birmingham, AL	March 2005	244
Colonial Village at TownPark (Sarasota)	Bradenton, FL	March 2005	272
Colonial Village at Walton Way	Augusta, GA	March 2005	256
Colonial Grand at Wesleyan	Macon, GA	March 2005	328
Colonial Grand at Cahaba Heights (1)	Birmingham, AL	February 2005	125
Colonial Grand at River Hills (1)	Tampa, FL	February 2005	776
Colonial Village at Vernon Marsh	Savannah, GA	October 2004	178
Colonial Grand at Ponte Vedra (1)	Jacksonville, FL	May 2004	240
Office
Village at Roswell Summit	Atlanta, GA	July 2004	25,500
Retail
Colonial Mall Macon	Macon, GA	July 2005	1,446,000
Colonial Mall Burlington	Burlington, NC	July 2005	419,200
Colonial Mall Temple	Temple, TX	April 2005	555,600
Colonial Mall Gadsden	Gadsden, AL	March 2005	517,000
Orlando Fashion Square (1)	Orlando, FL	December 2004	1,083,049
Colonial Shoppes at Inverness	Birmingham, AL	September 2004	28,243
Colonial Shoppes at Stanly	Locust, NC	July 2004	47,100
Colonial Promenade University Park I	Orlando, FL	March 2004	215,590

(1)	Properties were partially owned. CRLP sold its interest in these properties.
          Additionally, CRLP classifies real estate assets as held for sale, only after CRLP has received approval by the general partner’s internal investment committee, CRLP has commenced an active program to sell the assets, and in the opinion of CRLP’s management it is probable the assets will sell within the next 12 months. As of September 30, 2005, CRLP had classified three retail assets containing approximately 0.7 million square feet and 19 multifamily apartment communities containing approximately 5,767 units as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $484.8 million as of September 30, 2005, which represents the lower of depreciated cost or fair value less costs to sell. The mortgage debt associated with these 22 properties is $169.0 million and is classified as Mortgages Payable Related to Real Estate Assets Held for Sale on CRLP’s consolidated balance sheet. The operations of these held for sale properties have been reclassified to discontinued operations for periods presented in accordance with SFAS No. 144. Depreciation expense and amortization not recorded as a result of these assets being classified as held for sale for the three months ended September 30, 2005 were $3.7 million and $1.2 million, respectively. Depreciation expense and amortization not recorded as a result of these assets being classified as held for sale for the nine months ended September 30, 2005 were $10.6 million and $1.4 million, respectively. There was no depreciation expense or amortization suspended for the three and nine months ended September 30, 2004.

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

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 30,		September 30,
	2005	2004	2005	2004

Property revenues:
Base rent	$11,319	$12,136	$40,502	$36,470
Percentage rent	179	288	537	768
Tenant recoveries	329	2,761	4,931	8,351
Other property revenue	1,252	1,095	4,065	3,228

Total property revenues	13,079	16,280	50,035	48,817

Property operating and maintenance expense	5,977	6,096	20,431	17,390
Depreciation	510	3,433	2,927	10,508
Amortization	871	195	3,117	692

Total operating expenses	7,358	9,724	26,475	28,590
Interest expense, net	(2,634)	(1,433)	(7,109)	(4,267)
Income (loss) from partially owned entities	(80)	315	(716)	585
Income from discontinued operations before net gain on disposition of discontinued operations	3,007	5,437	15,735	16,546
Net gain on disposition of discontinued operations	66,262	1,563	184,337	11,301

Income from discontinued operations	$69,269	$7,000	$200,072	$27,847

For Sale / Projects
          During the third quarter of 2005, CRLP, through CPSI, disposed of 172 condominium units at its two condominium conversion properties. For the three months ended September 30, 2005, gains on sales of property in continuing operations included gains of $7.5 million ($5.7 million net of income taxes) from the sales of these units. Total proceeds from the sales of these units were approximately $41.3 million. Minority interest, under the partnership with Montecito Property Company, related to the gains recognized from the sales of these units approximated $2.9 million for the three months ended September 30, 2005.
Note 5 — Net Income Per Unit
          The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(amounts in thousands, except per unit data)	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Numerator:
Net income	$61,178	$12,352	$180,585	$51,105
Less: Preferred distributions	(8,045)	(5,508)	(21,597)	(16,766)

Net income available to common unitholders	53,133	6,844	158,988	34,339

Denominator:
Denominator for basic net income per unit —	51,161	37,597	46,532	37,359
weighted average units
Effect of dilutive securities:
Trustee and employee stock options,
treasury method	—	363	—	345

Denominator for diluted net income per unit — adjusted weighted average units	51,161	37,960	46,532	37,704

Basic net income per unit	$1.04	$0.18	$3.41	$0.92

Diluted net income per unit	$1.04	$0.18	$3.41	$0.91

          For the three months and nine months ended September 30, 2005, CRLP reported a net loss from continuing operations (after preferred distributions), as such, the effect of dilutive units has been excluded from per unit computations as including such shares would be anti-dilutive. Options to purchase 358,000 Trust common shares at a weighted average exercise price of $31.84 per share were dilutive during the nine months ended September 30, 2005, but were not included in the computation of diluted net income per unit due to CRLP’s loss from continuing operations. Options to purchase 445,000 common shares at a weighted average exercise price of $31.85 per share were dilutive during the three months ended September 30, 2005, but were not included in the computation of diluted net income per unit due to CRLP’s loss from continuing operations. All options to purchase the Trust’s common shares were included in the computation of diluted net income per unit for the three and nine month periods ended September 30, 2004.
Note 6 — Segment Information
          CRLP is organized into, and manages its business based on the performance of, three separate and distinct operating divisions: multifamily, office and retail. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within such division. The applicable accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in CRLP’s 2004 Annual Report on Form 10-K. The pro-rata portion of the revenues, net operating income (“NOI”), and assets of the partially-owned entities and joint ventures that CRLP has entered into are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned entities and joint ventures are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method, and discontinued operations are reported separately. Management evaluates the performance of its segments and allocates resources to them based on divisional NOI. Divisional NOI is defined as total property revenues, including unconsolidated partnerships and joint ventures, less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance, advertising). Property operating expenses for fully owned retail properties do not include approximately $112,125 and $436,024 of landlord contributions to marketing funds for the three month and nine month periods ended September 30, 2005, respectively. Presented below is divisional information including the reconciliation of total divisional revenues to total revenues and total divisional NOI to income from continuing operations for the three and nine-months ended September 30, 2005 and 2004, and total divisional assets to total assets as of September 30, 2005 and December 31, 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004

Revenues:
Divisional Revenues:
Multifamily	$80,933	$31,831	$199,478	$87,095
Office	34,310	25,186	89,283	73,420
Retail	36,824	42,986	122,430	120,572

Total Divisional Revenues	152,067	100,003	411,191	281,087

Partially-owned subsidiaries	(5,572)	(4,549)	(15,647)	(12,528)
Unallocated corporate revenues	3,331	1,674	10,483	3,882
Discontinued operations revenues	(13,079)	(16,280)	(50,035)	(48,817)

Total Consolidated Revenues	$136,747	$80,848	$355,992	$223,624

NOI:
Divisional NOI:
Multifamily	$47,413	$19,009	$118,372	$52,906
Office	23,260	17,872	61,052	52,142
Retail	25,494	29,401	85,289	83,345

Total Divisional NOI	96,167	66,282	264,713	188,393

Partially-owned subsidiaries	(3,237)	(2,606)	(9,207)	(7,167)
Unallocated corporate revenues	3,331	1,674	10,483	3,882
Discontinued operations NOI	(7,102)	(10,184)	(29,604)	(31,427)
General and administrative expenses	(11,179)	(6,992)	(30,543)	(18,209)
Depreciation	(36,726)	(20,798)	(94,557)	(56,496)
Amortization	(22,894)	(3,321)	(51,391)	(8,105)
Other	(40)	(34)	(148)	12

Income from operations	18,320	24,021	59,746	70,883

Total other expense	(26,411)	(18,669)	(79,233)	(47,625)

Income from continuing operations	$(8,091)	$5,352	$(19,487)	$23,258

(in thousands)	September 30,	December 31,
Assets	2005	2004

Divisional Assets Multifamily	$2,362,591	$937,935
Office	942,620	632,010
Retail	1,032,780	1,082,517

Total Divisional Assets	4,337,991	2,652,462

Unallocated corporate assets (1)	421,489	148,862

	$4,759,480	$2,801,324

(1)	Includes CRLP’s investment in partially-owned entities of $142,653 as of September 30, 2005, and $65,472 as of December 31, 2004.
Note 7 — Investment in Partially Owned Entities
          At September 30, 2005, CRLP had investments in 22 partially-owned entities. CRLP accounts for these investments in partially-owned entities using the equity method. The following table summarizes the investments in partially-owned entities as of September 30, 2005 and December 31, 2004:

		(in thousands)
	Percent	September 30,	December 31,
	Owned	2005	2004

Multifamily:
CM S / Colonial Joint Venture I	15.00%	$745	$1,435
CM S / Colonial Joint Venture II	15.00%	546	670
CM S Florida	25.00%	2,779	2,925
CM S Tennessee	25.00%	2,529	2,727
DRA Alabama	10.00%	2,413	2,500
DRA Cunningham, Austin, TX	20.00%	1,138	1,266
DRA Southwest Partnership	20.00%	18,437	19,022
DRA The Grove at Riverchase, Birmingham, AL	20.00%	1,748	—
Carter Regents Park, Atlanta, GA	40.00%	3,000	—
M erritt at Godley Station, Pooler, GA (1)	35.00%	9,846	—
Cy p ress Cove at Suntree, M elbourne, GA (1)	10.00%	997	—
Arbors at Windsor Lake, Columbia, SC (1)	10.00%	1,703	—
Stone Ridge, Columbia, SC (1)	10.00%	1,047	—
CG at Research Park, Durham, NC	20.00%	1,634	—

		48,562	30,545

Office:
600 Building Partnership , Birmingham, AL	33.33%	(3)	(16)
Douglas HCI, Coral Gables, FL	25.00%	6,362	6,457
DRA / Colonial Office Joint Venture	15.00%	54,000	—

		60,359	6,441

Retail:
Colonial Promenade M adison, Huntsville, AL	25.00%	2,253	2,298
Highway 150, LLC, Birmingham, AL	10.00%	89	94
Parkway Place Limited Partnership , Huntsville, AL	45.00%	12,760	12,560
Turkey Creek, Parkside Drive LLC Partnership	50.00%	18,616	13,502

		33,718	28,454

Other:
Colonial / Polar-BEK M anagement Company, Birmingham, AL	50.00%	14	32

		$142,653	$65,472

(1)	These joint ventures were acquired as part of the Cornerstone merger.
          On September 15, 2005, CRLP entered into a partnership agreement with DRA Advisors LLC in which it acquired a 20% interest and the management of a 345-unit multifamily property, The Grove at Riverchase, located in Birmingham, Alabama. CRLP’s investment in the partnership was $1.7 million, which was funded from borrowings under CRLP’s unsecured line of credit.
          On July 28, 2005 and August 5, 2005, CRLP made investments of $1.0 million and $2.0 million, respectively, into a partnership with Carter Regents Park, to fund 40% of the purchase price of Regents Park in Atlanta, Georgia. The joint venture will develop and sell town homes and condominiums on the property. The investment was funded through CRLP’s unsecured line of credit. Additionally, CRLP has committed to provide a construction loan to the joint venture of up to approximately $40 million at a rate of 8.25% per annum.
          On July 26, 2005, CRLP entered into a 20% joint venture to acquire Colonial Grand at Research Park (formerly Alta Trace), a 370-unit multifamily property, located in Durham, North Carolina. CRLP’s 20% investment in the partnership was $1.6 million, which was funded from borrowings under CRLP’s unsecured line of credit.
DRA / Colonial Office Joint Venture
          On September 27, 2005, CRLP acquired a 15% partnership interest in CRT Properties, Inc. (“CRT”) through a joint venture (the “Joint Venture”) with DRA Advisors LLC (“DRA”). CRT owns a portfolio of 137 office buildings on 26 properties located primarily in the southeastern United States. CRLP’s 15% investment in the Joint Venture required an equity contribution of $54.0 million, which is included in Investments in Partially-Owned Entities in the September 30, 2005 consolidated balance sheet. The equity contribution was funded through CRLP’s existing credit facilities, the outstanding balances of which were recently reduced with the proceeds from the Trust’s September 21, 2005 equity offering (see Note 9).

          The Joint Venture’s total transaction cost of $1.8 billion includes the assumption of $369.0 million of mortgage debt and the placement of an additional $1.1 billion of secured debt financing. In addition, CRLP has guaranteed approximately $50.0 million of third-party financing obtained by the Joint Venture with respect to 10 of the CRT properties which the Joint Venture expects to sell in the first 12 months of the venture. The Joint Venture is obligated to reimburse CRLP for any payments made under the guaranty before making distributions of cash flows or capital proceeds to the Joint Venture partners.
          The Joint Venture is in the process of allocating the total purchase price to the estimated fair values of the CRT assets acquired and liabilities assumed.
          With the consummation of the acquisition of CRT, CRLP assumed management of substantially all of the office properties included in the CRT portfolio, adding 11.7 million square feet of managed office space to CRLP’s office portfolio.
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
          On March 22, 2005, CRLP, and the Trust as guarantor, entered into a $500.0 million unsecured revolving credit facility and a $100.0 million unsecured term loan facility (the “Credit Facilities”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and AmSouth Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association (“PNC Bank”), as Co-Senior Managing Agents and other lenders named therein. In addition to the above, CRLP has a $25.0 million cash management line provided by Wachovia. On June 20, 2005, CRLP increased the cash management line to $85.0 million through September 30, 2005, which was reduced to $40.0 million on October 1, 2005 and will remain outstanding until March 22, 2008. The cash management line had a zero balance at September 30, 2005.
          Base rate loans and revolving loans are available under the Credit Facilities. The Credit Facilities also include a competitive bid feature that will allow CRLP to convert up to $250.0 million under the Credit Facilities to a fixed rate and for a fixed term not to exceed 90 days. Generally, base rate loans bear interest at Wachovia’s designated base rate, plus a base rate margin ranging up to 0.25% based on CRLP’s unsecured debt ratings from time to time. Revolving loans bear interest at LIBOR plus a margin ranging from 0.50% to 1.15% based on CRLP’s unsecured debt ratings from time to time. Competitive bid loans bear interest at LIBOR plus a margin, as specified by the participating lenders. Term loans are available under the term loan facility and bear interest at LIBOR plus a margin ranging from 0.55% to 1.35% based on CRLP’s unsecured debt ratings from time to time.
          The Credit Facilities contain various covenants and events of default which could trigger early repayment obligations, including, but not limited to: nonpayment, violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; certain financial ratios; and generally not paying CRLP’s debts as they become due.
          On July 7, 2005, CRLP and the Trust as guarantor, entered into a $54.5 million bridge loan which was secured by CRLP’s ownership in Mizner / Delray Beach. The bridge loan was priced at LIBOR plus 90 basis points. The balance outstanding under the bridge loan was paid off on September 21, 2005 from proceeds received from the Trust’s equity offering (see Note 9).
          On August 2, 2005, CRLP and the Trust as guarantor, entered into a $91.0 million bridge loan which was secured by CRLP’s ownership in Research Plaza. The bridge loan was priced at LIBOR plus 90 basis points. The balance outstanding under the bridge loan was paid off on September 21, 2005 from proceeds received from the Trust’s equity offering (see Note 9).

          On September 28, 2005, CRLP completed a $325 million senior notes offering of 5.50% unsecured notes due October 1, 2015. Interest on the notes is payable semi-annually on the first day of every April and October beginning April 1, 2006. The net proceeds of $320.7 million, after discount and issuance costs, were used to reduce outstanding borrowings under CRLP’s unsecured line of credit.
          As of September 30, 2005, $337.4 million was outstanding under the Credit Facilities, comprised of $237.4 million under the revolving credit facility and $100.0 million under the term loan facility. Additional proceeds from the Credit Facilities may be used for predevelopment costs, development costs, acquisition costs, working capital, equity investments, repayment of indebtedness and general corporate purposes. The Credit Facilities mature on March 22, 2008, with an option to extend for one year.
Note 9 — Equity Offering
          On September 21, 2005, the Trust issued 4,500,000 of its common shares at $43.75 per share, or an aggregate offering price of approximately $196.9 million, in a public offering in which Merrill Lynch & Co. and Wachovia Securities acted as joint book-running managers. The Trust contributed the proceeds of this offering to CRLP in exchange for 4,500,000 common units of limited partnership interest. Net proceeds to CRLP totaled $187.3 million after payment of underwriting fees and estimated issuance costs. CRLP used approximately $145.5 million of the net proceeds to repay the outstanding balance on its bridge loans (see Note 8), and used the remaining proceeds (which were temporarily used to pay down the outstanding balances under the Credit Facilities), together with additional borrowings under CRLP’s Credit Facilities, to fund its $54.0 million equity investment in its joint venture with DRA Advisors LLC (see Note 7).
Note 10 — Derivatives and Hedging
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
          CRLP’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, CRLP primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the quarters ended September 30, 2005 and 2004, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. CRLP also uses interest rate swaps as part of its fair value hedging strategy. These swaps involve the receipt of fixed rate amounts in exchange for variable rate amounts over the life of the agreements without exchange of the underlying principal amount. During the quarters ended September 30, 2005 and 2004, such swaps were used to hedge the change in fair value of fixed rate debt.
          During January 2005, CRLP settled one interest rate swap agreement and terminated one interest rate swap agreement for approximately $0.8 million, both of which were outstanding at December 31, 2004. This amount will remain in accumulated other comprehensive income and be reclassified to interest expense over the remaining term of the associated debt, which approximates five years at September 30, 2005. Amortization of $0.1 million related to this termination was recorded to amortization expense during the nine months ended September 30, 2005.
     During September 2005, CRLP settled one forward swap agreement for approximately $2.5 million in connection with the $325.0 million senior notes offering. This amount will remain in accumulated other comprehensive income and be reclassified to interest expense over the remaining term of the associated debt, which is approximately ten years at September 30, 2005.
     On July 13, 2005, CRLP entered into an interest rate swap agreement to hedge the interest rate risk associated with forecasted debt issuances that are expected to occur in 2007. The swap agreement has a notional value of $175 million, and will fix the interest rate at 4.877% through July 13, 2017.
     The following table summarizes the notional values, fair values and other characteristics of CRLP’s derivative financial instruments at September 30, 2005. The notional value at September 30, 2005 provides an indication of the extent of CRLP’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

				Fair Value
				At September 30, 2005
		Interest		Asset (Liability)
Product Type	Notional Value	Rate	Maturity	(in thousands)
Interest Rate SWAP, Cash Flow	$11.2 million	5.932%	1/1/06	$(53)
Interest Rate CAP, Cash Flow	$16.4 million	4.840%	4/1/06	—
Interest Rate CAP, Cash Flow	$25.9 million	4.840%	4/1/06	1
Interest Rate CAP, Cash Flow	$8.4 million	4.840%	4/1/06	—
Interest Rate SWAP, Cash Flow	$17.0 million	7.380%	5/5/06	(163)
Interest Rate CAP, Cash Flow	$30.4 million	11.200%	7/3/06	—
Interest Rate CAP, Cash Flow	$19.7 million	6.850%	6/29/07	1
Interest Rate CAP, Cash Flow	$16.7 million	6.850%	7/3/07	1
Interest Rate CAP, Cash Flow	$10.0 million	8.373%	8/1/08	1
Interest Rate CAP, Cash Flow	$14.9 million	7.543%	8/1/08	4
Interest Rate CAP, Cash Flow	$7.4 million	6.983%	8/1/08	3
Interest Rate CAP, Cash Flow	$6.2 million	8.373%	8/1/08	1
Interest Rate CAP, Cash Flow	$13.3 million	6.786%	9/1/08	9
Interest Rate CAP, Cash Flow	$5.5 million	7.900%	2/1/09	2
Interest Rate CAP, Cash Flow	$17.6 million	8.100%	2/1/09	5
Interest Rate SWAP, Fair Value	$100.0 million	4.803%	4/1/11	556
Interest Rate SWAP, Cash Flow	$175.0 million	4.877%	7/13/17	76
Interest Rate SWAP, Cash Flow	$200.0 million	4.830%	2/15/16	(355)
Interest Rate CAP, Cash Flow	$12.8 million	6.000%	7/1/2008	2
Interest Rate CAP, Cash Flow	$22.4 million	6.000%	7/1/2008	3
Interest Rate CAP, Cash Flow	$9.9 million	6.000%	7/1/2008	1
          As of September 30, 2005, no derivatives were designated as hedges of net investments in foreign operations. Additionally, CRLP does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and are used to manage CRLP’s exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements of SFAS No. 133. The only swap that CRLP has that is not designated as a hedge for SFAS No. 133 was acquired through the purchase of a property and assumption of the underlying debt.
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
          At September 30, 2005, derivatives with a fair value of $0.6 million were included in other liabilities and $0.7 million were included in other assets. Additionally, the fair value of CRLP’s fair value interest rate swap of $0.6 million was included in notes and mortgages payable. The change in unrealized losses of $12.3 million for derivatives designated as cash flow hedges for the quarter ended September 30, 2005 is a component of partners’ equity. The change in fair value of derivatives not designated as hedges of $0.1 million is included in gains on hedging activities in the quarter ended September 30, 2005. Hedge ineffectiveness of approximately $1,500 and $4,000 on cash flow hedges due to index mismatches was recognized in gains on hedging activities during the quarters ended September 30, 2005 and 2004, respectively.
Note 11 — Subsequent Events
          Property Dispositions
          On October 7, 2005, CRLP sold eight multifamily assets which it acquired from Cornerstone. The properties include the following:

			Sales Price
Property Name	Location	Units	(in millions)
Arbors on Forest Ridge	Fort Worth, TX	210	$10.0
Cutters Point	Dallas, TX	196	9.8
Eagle Crest	Dallas, TX	484	20.8
Sierra Ridge	San Antonio, TX	230	8.8
Timberglen	Dallas, TX	304	12.2
Toscana	Dallas, TX	192	5.8
Silverbrook	Fort Worth, TX	642	23.5
The Meridian	Austin, TX	200	7.9

			$98.8

As a result of the sale, CRLP reduced secured debt on these properties by $71.7 million. Additionally, CRLP pre-paid $16.6 million in cross-collateralized debt on a property classified as held for sale. The remaining proceeds reduced CRLP’s unsecured line of credit. This sale is part of an ongoing transaction announced in April 2005. Since the April 2005 announcement, 22 properties with 6,665 units have been sold for total proceeds of $365.7 million.
          Financing Activity
          On October 19, 2005, CRLP terminated a $100.0 million reverse SWAP and received a settlement payment of $78,000. The debt instrument was fixed at the original coupon rate of 4.80%.
          On October 21, 2005, CRLP entered into a $100.0 million SWAP agreement to hedge the interest rate associated with the $100.0 million term loan in CRLP’s credit facility. This interest rate swap fixed the interest rate on the term debt at 4.57% plus a spread of 90 basis points through March 22, 2008.
          Hurricane Damage Assessment
Hurricane Katrina
          During the three months ended September 30, 2005, CRLP had one retail property and several multifamily properties that sustained minimal damage as a result of Hurricane Katrina, which struck Louisiana, Mississippi, Alabama and surrounding areas on August 29, 2005. CRLP believes it has adequate insurance coverage for each of these properties. As of September 30, 2005, CRLP does not expect its exposure related to these damages to exceed CRLP’s $100,000 insurance deductible.
Hurricane Wilma
          Subsequent to September 30, 2005, CRLP had four wholly-owned multifamily properties, five wholly-owned retail properties, and one wholly-owned office property damaged by Hurricane Wilma, which struck Florida on October 24, 2005. CRLP believes that it has adequate insurance coverage for each of these properties. Six partially-owned properties also sustained damage as a result of Hurricane Wilma, and the insurance coverage for each of these properties is maintained through the joint venture entities. The damage related to one wholly-owned office building and one partially-

owned office building was substantial; however, CRLP is not currently aware of any structural damage. Based on the information currently available to CRLP, CRLP’s preliminary assessment is that losses from actual damages and storm clean-up resulting from Hurricane Wilma will be covered by insurance policies in place, subject to various deductibles under such insurance policies. CRLP is not currently aware of any properties that have sustained damage for which insurance coverage is not available. Since the total extent of property damage and business interruption is still being assessed, the final outcome of these matters cannot be determined at this time.
          Distribution
          On October 26, 2005, the Board of Trustees of the Trust, as general partner of CRLP, declared a cash distribution to partners of CRLP in the amount of $0.675 per partnership unit, totaling approximately $37.5 million. The distribution was declared to partners of record as of November 7, 2005 and will be paid on November 14, 2005.

Report of Independent Registered Public Accounting Firm
To the Board of Trustees of
Colonial Properties Trust:
We have reviewed the accompanying consolidated condensed balance sheet of Colonial Realty Limited Partnership (the “Partnership”) as of September 30, 2005, and the related consolidated condensed statements of income for each of the three-month and nine-month periods ended September 30, 2005 and 2004 and the consolidated condensed statement of cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Partnership’s management.
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
Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related statements of income, unitholders’ equity, and cash flows for the year then ended, management’s assessment of the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2004 and the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2004; and in our report dated March 16, 2005, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of September 30, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Birmingham, Alabama
November 8, 2005

COLONIAL REALTY LIMITED PARTNERSHIP
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
          The following discussion and analysis of the consolidated condensed financial condition and consolidated results of operations should be read together with the consolidated financial statements of Colonial Realty Limited Partnership and notes thereto contained in this quarterly report on Form 10-Q. This quarterly report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and our affiliates, or the industry’s actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Such factors include, among others, the following:
•	national and local economic, business and real estate conditions including, but not limited to, the effect of demand for multifamily units, office and retail rental space, the extent, strength and duration of any economic recovery, such as the effects on demand for units and rental space and the creation of new multifamily, office and retail developments, availability and creditworthiness of tenants, the level of lease rents, and the availability of financing for both tenants and us;

•	adverse changes in real estate markets, including, but not limited to, the extent of tenant bankruptcies, financial difficulties and defaults, the extent of future demand for multifamily units and office and retail space in our core markets and barriers of entry into new markets which we may seek to enter in the future, the extent of decreases in rental rates, competition, our ability to identify and consummate attractive acquisitions on favorable terms, our ability to consummate any planned dispositions in a timely manner on acceptable terms;

•	actions, strategies and performance of affiliates that we may not control or companies, including joint ventures, in which we have made investments;

•	changes in operating costs, including real estate taxes, utilities, and insurance;

•	legislative or other regulatory decisions, including government approvals, actions and initiatives, including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof;

•	effects of tax legislative action;

•	our general partners’ ability to maintain its status as a Real Estate Investment Trust (“REIT”) for federal income tax purposes, our ability to maintain our status as a partnership for federal income tax purposes, the ability of certain of our subsidiaries to maintain their status as taxable REIT subsidiaries for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	effect of any rating agency actions on the cost and availability of new debt financings;

•	level and volatility of interest rates or capital market conditions;

•	effect of any terrorist activity or other heightened geopolitical crisis; and

•	other factors affecting the real estate industry generally.
          CRLP undertakes no obligation to publicly update or revise these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

General
          As used herein, the terms “CRLP”, “we”, “us”, “our” and “Operating Partnership” refer to Colonial Realty Limited Partnership, a Delaware limited partnership, and its subsidiaries and other affiliates, including, Colonial Properties Services Limited Partnership, Colonial Property Services, Inc., and CLNL Acquisition Sub, LLC or, as the context may require, Colonial Realty Limited Partnership only. As used herein, the term “Company” or the “Trust” includes Colonial Properties Trust, an Alabama real estate investment trust, and one or more of its subsidiaries and other affiliates, including CRLP, Colonial Properties Services Limited Partnership, Colonial Properties Services, Inc. and CLNL Acquisition Sub, LLC or, as the context may require, Colonial Properties Trust only.
          We are the operating partnership of the Trust, which is a self-administered equity real estate investment trust (a “REIT”) that owns, develops and operates multifamily, office and retail properties primarily in the Sunbelt region of the United States. The Trust is a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of commercial real estate properties. The Trust’s activities include full or partial ownership of a diversified portfolio of 266 properties as of September 30, 2005, located in Alabama, Arizona, Florida, Georgia, Maryland, Mississippi, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas, and Virginia, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate.
          As of September 30, 2005, we owned or maintained a partial ownership in 156 multifamily apartment communities containing a total of 45,912 apartment units (including 119 wholly-owned consolidated properties and 37 properties partially-owned through unconsolidated joint venture entities aggregating 35,521 and 10,391 units, respectively) (the “multifamily properties”), 62 office properties containing a total of approximately 19.5 million square feet of office space (including 35 wholly-owned consolidated properties and 27 properties partially-owned through unconsolidated joint-venture entities aggregating 7.7 million and 11.8 million square feet, respectively) (the “office properties”), 48 retail properties containing a total of approximately 13.3 million square feet of retail space (including 44 consolidated properties and four properties partially-owned through unconsolidated joint venture entities aggregating 12.1 million and 1.2 million square feet, respectively) (the “retail properties”), and certain parcels of land adjacent to or near certain of these properties (the “land”). The multifamily properties, the office properties, the retail properties and the land are referred to collectively as the “properties.” As of September 30, 2005, the multifamily properties that had achieved stabilized occupancy were 96.7% leased (96.7% for consolidated properties and 96.9% for unconsolidated properties), the office properties that had achieved stabilized occupancy were 90.2% leased (91.3% for consolidated properties and 85.7% for unconsolidated properties), and the retail properties that had achieved stabilized occupancy were 91.5% leased (91.5% for consolidated properties and 91.2% for unconsolidated properties). As of September 30, 2005, the Trust held approximately 80.4% of the interests in CRLP.
          As a lessor, the majority of our revenue is derived from tenants under existing leases at our properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments. We believe that the diversified nature of the properties in which we typically invest — multifamily, office and retail — provides a more stable revenue flow in uncertain economic times, in that our diversified property types generally do not have the same economic cycles and while one property type may be experiencing difficulty, the other property types may be maintaining their strength.
          The following table summarizes certain key operating performance measures for our properties as of and for the quarters ended September 30, 2005 and 2004:

	Consolidated Properties		Unconsolidated Properties		Total Properties
	As of and for the Quarter		As of and for the Quarter		As of and for the Quarter
	Ended September 30,		Ended September 30,		Ended September 30,
	2005	2004	2005	2004	2005	2004

Multifamily Properties (1)

Physical Occupancy	96.7%	95.5%	96.9%	94.4%	96.7%	95.4%
Same-Property Economic Occupancy (2)	87.1%	81.7%	n/a	n/a	87.1%	81.7%
Same-Property NOI Growth (3)	6.9%	2.7%	n/a	n/a	6.9%	2.7%

End of Month Scheduled Base Rent per Unit per Month	$795	$807	$791	$759	$807	$822
Capital Expenditures per Unit	$173	$191	$186	$103	$175	$188

Office Properties (4)

Physical Occupancy	91.3%	92.2%	85.7%	100.0%	90.2%	92.2%
Same-Property NOI Growth (3)	0.0%	4.2%	n/a	n/a	0.0%	4.2%
Base Rent per Square Foot	$18.83	$18.12	$19.18	$16.28	$18.83	$18.12
Capital Expenditures per Square Foot	$0.79	$0.61	—	—	$0.79	$0.61

Retail Properties

Same-Property NOI Growth (3)	3.9%	0.4%	-1.4%	9.5%	3.6%	1.1%

Regional Malls:
Physical Occupancy	93.4%	92.2%	83.4%	89.7%	92.9%	92.0%
Base Rent per Square Foot	$21.75	$22.24	$28.46	$29.76	$22.68	$23.71
Tenant Gross Sales per Square Foot	$271.90	$273.66	$258.63	$266.54	$270.19	$272.35

Shopping Centers:
Physical Occupancy	89.7%	86.6%	99.3%	99.6%	90.2%	86.8%
Base Rent per Square Foot	$16.98	$16.47	$16.88	$16.99	$16.97	$16.53
Tenant Gross Sales per Square Foot	$225.95	$213.32	$270.55	$232.74	$228.08	$214.53

(1)	Same property and prior year performance metrics exclude Cornerstone performance.

(2)	Economic Occupancy represents scheduled base rents, less vacancy loss, all concessions adjusted for straightline (including but not limited to: renewals, move-ins, models, employee units), and bad debts divided by scheduled base rents.

(3)	NOI amounts are based on our segment data. See Note 7 — Segment Information in our Notes to Consolidated Condensed Financial Statements.

(4)	Physical occupancy percentages include the DRA / Colonial Office Joint Venture properties. All other statistics exclude these properties.
          As shown in the table above, multifamily occupancy rates continued to trend upward in the third quarter of 2005. Improvements were due primarily to the strengthening of the overall economy and acquisitions during 2004 of multifamily properties in cities such as Atlanta, GA, Austin, TX, Charlotte, NC, Raleigh-Durham, NC, and Tampa, FL. Base rent per unit per month decreased as a result of the acquisition of Cornerstone properties, which have less square feet per unit, resulting in lower average rents per unit. Although the average rent per unit decreased as a result of the Cornerstone merger, average rent per square foot increased. We expect to continue to make acquisitions of attractive multifamily properties in existing markets and new markets as a result of our exposure to those new markets. As a result of the completion of the Cornerstone merger, we will have greater exposure to the economic trends specific to the multifamily sector, such as:
•	changes in job growth, household formation and population growth in our markets;

•	changes in interest rates;

•	supply and demand for apartment properties in our current markets; and

•	competition, which could limit our ability to secure attractive investment opportunities, lease apartment properties, or increase or maintain rents.

          As shown in the above table, physical occupancy for our office properties is 90.2% for the third quarter of 2005 (consolidated properties — 91.3%, unconsolidated properties — 85.7%). Base rent per square foot increased from $18.12 in the third quarter of 2004 to $18.83 in the third quarter of 2005. Additionally, for the quarter ended September 30, 2005, we had approximately 48,000 square feet of early lease terminations generating fees of approximately $732,000 from our office properties. Future rental income from our office properties may be affected by future lease terminations because we may be unable to collect the full amount that was due under the lease and may incur additional cost in re-leasing the space.
          During the third quarter of 2005, our retail property performance indicators signaled continued improvement. Our average rents for malls and shopping centers showed continued growth with increases in rates on new leases over the rates for the previous tenants in the same spaces. Same property mall tenant trailing 12 month sales are above (2.3%) those a year ago and those sales have been increasing since the third quarter of 2004. Same property shopping center tenant trailing 12 month sales are showing positive increases (3.3%) over a year ago. There have been 584,000 square feet of new leases signed in the first three quarters of 2005, and we expect additional retail leasing through the remainder of the year. Overall, occupancy for retail properties rose 320 basis points to 91.5% in the third quarter of 2005 from 88.3% in the third quarter of 2004 due to increases in occupancies in the anchor and “big box” spaces as well as in our specialty retail spaces. We continue to focus on shifting our retail portfolio from traditional malls to “lifestyle” and “power” centers.
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
Results of Operations — Three Months Ended September 30, 2005 and 2004
          Minimum rent for the quarter ended September 30, 2005 increased $48.8 million or 73.8% as compared with the quarter ended September 30, 2004. Of this increase, $39.9 million is attributable to the Cornerstone properties and $11.1 million is attributable to other acquisitions. These amounts were slightly offset by disposition activity.
          Tenant recoveries for the quarter ended September 30, 2005 increased $1.9 million or 24.5% as compared with the quarter ended September 30, 2004. Of the increase, $1.5 million is attributable to the properties acquired in the last quarter of 2004 and the first three quarters of 2005.
          Other property related revenue for the quarter ended September 30, 2005 increased $3.6 million or 74.6% as compared with the quarter ended September 30, 2004. The increase is a result of additional ancillary income from our existing properties and the addition of the Cornerstone properties.
          Other non-property related revenue for the quarter ended September 30, 2005 increased $1.7 million as compared with the quarter ended September 30, 2004. Of the increase, $1.3 million consists of management and leasing fee revenue associated with Colonnade Properties (a partially owned consolidated entity which was acquired in September of 2004) and the remainder is a result of increased leasing commissions associated with various joint venture projects.
          Total property operating expenses for the quarter ended September 30, 2005 increased $21.9 million or 85.2% as compared to the quarter ended September 30, 2004. Of this increase, $18.7 million is attributable to the addition of the Cornerstone properties and the remaining difference is due to other net acquisition and disposition activity.
          General and administrative expenses for the quarter ended September 30, 2005 increased $4.2 million or 59.9% as compared to the quarter ended September 30, 2004. Of the increase, $3.9 million is related to an increase in salaries and other incentives associated with the growth of CRLP, of which $1.6 million is attributable to the Cornerstone merger and $1.2 million is related to Colonnade Properties’ expenses, and $0.2 million consists of expenses related to the integration of the DRA / Colonial Office Joint Venture.

          Depreciation and amortization expenses for the quarter ended September 30, 2005 increased $35.5 million as compared to the quarter ended September 30, 2004. Of this increase, $29.0 million is attributable to the Cornerstone properties ($10.6 million of depreciation and $18.4 million of amortization) and $4.7 million is attributable to other acquisitions that have occurred since September 30, 2004.
          Interest expense for the quarter ended September 30, 2005 increased $12.8 million as compared to the quarter ended September 30, 2004. This increase is attributable to the issuance of $275 million of senior notes in January 2005, which resulted in an increase in interest expense of $3.3 million, and the outstanding debt assumed in the Cornerstone merger, which resulted in an additional $7.9 million in interest expense. Additionally, our unsecured Credit Facilities’ balance has increased $109.4 million since September 30, 2004.
          Gains from sales of property included in continuing operations for the quarter ended September 30, 2005 increased $7.5 million as compared to the quarter ended September 30, 2004. The increase is a result of condominium sales during the quarter ended September 30, 2005 (see Note 4 to our Notes to Consolidated Condensed Financial Statements).
          Other expense for the quarter ended September 30, 2005 increased $0.6 million as compared to the quarter ended September 30, 2004. This increase was a result of a $2.6 million increase in income taxes which was offset by $2.0 million received as a result of forfeited earnest money.
          Income from discontinued operations for the three months ended September 30, 2005 increased $49.6 million compared to the three months ended September 30, 2004. At September 30, 2005, CRLP had classified three retail assets containing approximately 0.7 million square feet and nineteen multifamily apartment communities containing approximately 5,767 units as held for sale. The operating property sales that occurred in the third quarter of 2005 and 2004, which resulted in a gain on disposal of $66.3 million and $1.6 million, respectively, are classified as discontinued operations (see Note 4 to our Notes to Consolidated Condensed Financial Statements).
Results of Operations — Nine Months Ended September 30, 2005 and 2004
          Minimum rent for the nine months ended September 30, 2005 increased $112.0 million or 60.8% as compared with the nine months ended September 30, 2004. Of this increase, $81.4 million is attributable to the Cornerstone properties and $22.9 million is attributable to other acquisitions. The remaining increase is primarily a result of an increase in leasing activity in our multifamily and retail divisions.
          Tenant recoveries for the nine months ended September 30, 2005 increased $5.7 million or 26.2% as compared with the nine months ended September 30, 2004. Of the increase, $2.6 million is attributable to the properties acquired in the last quarter of 2004 and the first three quarters of 2005 and $2.4 million is due to an increase in property tax reimbursements.
          Other property related revenue for the nine months ended September 30, 2005 increased $7.9 million or 63.6% as compared with the nine months ended September 30, 2004. Of the increase, $7.5 million is due to the addition of the Cornerstone properties.
          Other non-property related revenue for the nine months ended September 30, 2005 increased $6.6 million as compared with the nine months ended September 30, 2004. Of the increase, $5.0 million consists of management and leasing fee revenue associated with Colonnade Properties, a partially owned consolidated entity which was acquired in September of 2004, and the remainder is a result of increased leasing commissions associated with various joint venture projects.
          Total property operating expenses for the nine months ended September 30, 2005 increased $49.8 million or 71.2% as compared to the nine months ended September 30, 2004. Of the increase, $37.4 million is attributable to the Cornerstone properties and $10.1 million is attributable to other acquisitions that have occurred since September 30, 2004.

          General and administrative expenses for the nine months ended September 30, 2005 increased $12.3 million or 67.7% as compared to the nine months ended September 30, 2004. Of the increase, $7.1 million is related to an increase in salaries and other incentives associated with the growth of CRLP, of which $3.1 million is attributable to the addition of the Cornerstone merger and the remaining increase is attributable to retail development and corporate support functions. Additionally, $3.6 million is related to Colonnade Properties’ expenses.
          Depreciation and amortization expenses for the nine months ended September 30, 2005 increased $81.3 million as compared to the nine months ended September 30, 2004. Of this increase, $59.8 million is attributable to the Cornerstone properties ($20.3 million of depreciation and $39.5 million of amortization) and $10.1 million is attributable to other acquisitions that have occurred since September 30, 2004. The remaining increase is primarily due to increased depreciation expense related to capital expenditures subsequent to September 30, 2004.
          Interest expense for the nine months ended September 30, 2005 increased $37.2 million or 71.6% as compared to the nine months ended September 30, 2004. This increase is attributable to the issuance of $275 million of senior notes in January 2005, which resulted in an increase in interest expense of approximately $9.8 million, and the outstanding debt assumed in the Cornerstone merger, which resulted in an additional $15.5 million in interest expense. Additionally, our unsecured Credit Facilities’ balance has increased $109.4 million since September 30, 2004.
          Gains from sales of property included in continuing operations for the nine months ended September 30, 2005 increased $7.8 million as compared to the nine months of September 30, 2004. The increase is a result of condominium sales during the third quarter of 2005 and an increase in the number of land parcels sold. There were fifteen parcels sold during the first nine months of 2005 compared to the sale of seven parcels of land sold during the first nine months of 2004.
          Other expense for the nine months ended September 30, 2005 increased $1.3 million as compared to the nine months ended September 30, 2004. This increase was a result of a $3.3 million increase in income taxes which was offset by $2.0 million received as a result of forfeited earnest money.
          Income from discontinued operations for the nine months ended September 30, 2005 increased $133.5 million compared to the nine months ended September 30, 2004. At September 30, 2005, CRLP had classified three retail assets containing approximately 0.7 million square feet and nineteen multifamily apartment communities containing approximately 5,767 units as held for sale. The operating property sales that occurred in the first nine months of 2005 and 2004, which resulted in a gain on disposal of $184.3 million and $11.3 million, respectively, are classified as discontinued operations (see Note 4 to our Notes to Consolidated Condensed Financial Statements).
Liquidity and Capital Resources
          Short-Term Liquidity Needs
          Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses directly associated with our portfolio of properties (including regular maintenance items), capital expenditures incurred to lease our space (e.g., tenant improvements and leasing commissions), interest expense and scheduled principal payments on our outstanding debt, and quarterly dividends and distributions that we pay to our common and preferred unitholders. In the past, we have primarily satisfied these requirements through cash generated from operations and borrowings under our unsecured line of credit. We believe that cash generated from operations and borrowings under our unsecured line of credit will be sufficient to meet our short-term liquidity requirements. However, factors described below and elsewhere herein may have a material adverse effect on our cash flow.
          The majority of our revenue is derived from tenants under existing leases at our properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments. We believe that the diversified nature of the properties in which we typically invest — multifamily, office and retail — provides a more stable revenue flow in uncertain economic times, in that our diversified property types generally do not have the same economic cycles and while one property type may be experiencing difficulty, the other property types may be maintaining their strength.

          Long-Term Liquidity Needs
          Our long-term liquidity requirements consist primarily of funds necessary to pay the principal amount of our long-term debt as it matures, significant non-recurring capital expenditures that need to be made periodically at our properties, development projects that we undertake and costs associated with acquisitions of properties that we pursue. Historically, we have satisfied these requirements principally through the most advantageous source of capital at that time, which has included the incurrence of new debt through borrowings (through public offerings of unsecured debt and private incurrence of secured and unsecured debt), sales of common and preferred shares by our general partner, capital raised through the disposition of assets, and joint venture capital transactions. We believe these sources of capital will continue to be available in the future to fund our long-term capital needs. However, factors described below and elsewhere herein may have a material adverse effect on our access to these capital sources.
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
          Our general partner’s ability to raise funds through sales of common shares and preferred shares is dependent on, among other things, general market conditions for REITs, market perceptions about the Trust and the current trading price of the Trust’s stock. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity markets may not be consistently available on terms that are attractive.
          Over the last few years, we have maintained our asset recycling program, which allows us to maximize our investment returns through the sale of assets that have reached their maximum investment potential and reinvest the proceeds into opportunities with more growth potential. During the first nine months of 2005, we sold 14 multifamily properties representing approximately 4,207 units, including seven properties acquired from Cornerstone representing 1,629 units, four retail properties totaling approximately 2.9 million square feet and our 15% ownership interest in two multifamily properties consisting of 901 units. The aggregate sales price of $533.2 million was used to repay a portion of the borrowings under our unsecured line of credit and the mortgages associated with the properties and fund other investment opportunities. Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. Our ability to sell properties in the future to raise cash will be limited if market conditions make such sales unattractive.
          At September 30, 2005, our total outstanding debt balance was $2.8 billion. The outstanding balance includes fixed-rate debt of $2.2 billion, or 80% of the total debt balance, and floating-rate debt of $0.6 billion, or 20% of the total debt balance. Our total market capitalization, calculated as a sum of our consolidated debt, preferred units and preferred Trust shares, and market equity of our outstanding common units and Trust common shares, as of September 30, 2005 was $5.7 billion and our ratio of debt to market capitalization was 50%. We have certain loan agreements that contain restrictive covenants, which among other things require maintenance of various financial ratios. At September 30, 2005, we were in compliance with these covenants.
Unsecured Revolving Credit Facilities
          On March 22, 2005, CRLP, and the Trust as guarantor, entered into a $500.0 million unsecured revolving credit facility and a $100.0 million unsecured term loan facility (“the Credit Facilities”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and AmSouth Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association (“PNC Bank”), as Co-Senior Managing Agents and other lenders named therein. In addition to the above, CRLP has a $25.0 million cash management line provided by Wachovia. On June 20, 2005, CRLP increased the cash management line to $85.0 million through September 30, 2005, which was reduced to $40.0 million on October 1, 2005 and will remain outstanding until March 22, 2008. The cash management line had a zero balance at September 30, 2005.

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
          Proceeds from the Credit Facilities may be used for predevelopment costs, development costs, acquisition costs, working capital, equity investments, repayment of indebtedness and general corporate purposes. The Credit Facilities mature on March 22, 2008, with an option to extend for one year. At September 30, 2005, $337.4 million was outstanding under the Credit Facilities, comprised of $237.4 million under the revolving credit facility and $100.0 million under the term loan facility. The cash management line had a zero balance at September 30, 2005.
          As of September 30, 2005, we have unsecured Credit Facilities providing for total borrowings of up to $600.0 million and a cash management line that provides for borrowings up to $85.0 million. On October 1, 2005, we reduced the amount available under our cash management line from $85.0 million to $40.0 million. The $40.0 million will remain available until March 22, 2008. As disclosed above, these Credit Facilities bear interest at LIBOR plus a spread calculated based on our unsecured debt ratings from time to time. Based on our September 30, 2005 debt ratings, the spread is 80 basis points. The Credit Facilities, excluding the cash management line of credit, mature and are renewable in March 2008, and provide for a one-year extension. The Credit Facilities include a competitive bid feature that will allow us to convert up to $250 million under the Credit Facilities to a fixed rate, for a fixed term not to exceed 90 days.
Bridge Loans
          On July 7, 2005, we entered into a $54.5 million bridge loan which is secured by our ownership in Mizner / Delray Beach. The bridge loan was priced at LIBOR plus 90 basis points. The balance outstanding under the bridge loan was paid off on September 21, 2005 from proceeds received from the Trust’s equity offering. (see Note 9 to our Notes to Consolidated Condensed Financial Statements)
          On August 2, 2005, we entered into a $91.0 million bridge loan which is secured by our ownership in Research Plaza. The bridge loan was priced at LIBOR plus 90 basis points. The balance outstanding under the bridge loan was paid off on September 21, 2005 from proceeds received from the Trust’s equity offering. (see Note 9 to our Notes to Consolidated Condensed Financial Statements)
Senior Notes Offering
          On September 28, 2005, we completed a $325 million senior notes offering of 5.50% unsecured notes due October 1, 2015. Interest on the notes is payable semi-annually on the first day of every April and October beginning April 1, 2006. The net proceeds of $320.7 million, after discount and issuance costs, were used to reduce outstanding borrowings under our unsecured line of credit.
Equity Offering
          On September 21, 2005, the Trust issued $196.9 million, or 4,500,000, of its common shares at $43.75 per share in a public offering in which Merrill Lynch & Co. and Wachovia Securities acted as joint book running managers (the “Equity Offering”). Net proceeds were $187.3 million after payment of underwriting fees and estimated issuance costs. The Trust contributed the proceeds of this offering to us in exchange for 4,500,000 common units of limited partnership interest. We used approximately $145.5 million of the net proceeds to repay the outstanding balance on our bridge loans and used the remaining proceeds (which were temporarily used to pay down the outstanding balances under our existing credit facilities), together with additional borrowings under our existing credit facilities, to fund our $54.0 million equity investment in our office joint venture with DRA Advisors LLC.

          Investing Activities
          During the first quarter of 2005, we acquired two wholly-owned office assets containing approximately 431,000 square feet at a cost of $59.9 million and one wholly-owned retail asset containing 373,000 square feet at a cost of $60.3 million.
          During the second quarter of 2005, we acquired 86 wholly-owned and four partially-owned multifamily properties in the Cornerstone Merger, containing approximately 22,981 units at a cost of approximately $1.6 billion (see Note 1 to our Notes to Consolidated Condensed Financial Statements). We also acquired three wholly-owned office assets containing approximately 808,000 square feet at a cost of $155.6 million and invested $61.8 million in a condominium conversion property.
          During the third quarter of 2005, we acquired two wholly-owned and two partially owned multifamily properties containing 1,483 units at a cost of approximately $79.4 million. We also acquired three wholly-owned office assets containing 655,000 square feet at a cost of approximately $88.6 million and made a $54.0 million investment in the DRA / Colonial Office Joint Venture (see Note 7 to our Notes to Consolidated Condensed Financial Statements) and invested $54.5 million in a condominium conversion property through our joint venture with Montecito Property Company.
          During the third quarter of 2005, we completed the development of two multifamily properties and continued with the development of four other multifamily properties. These communities, if developed as anticipated, are expected to contain approximately 1,248 units, and the total investment, including land acquisition costs, is projected to be approximately $107.1 million. We continued with the development of three retail properties and the redevelopment of two retail properties. Upon completion of the retail developments and redevelopments, we expect to have invested approximately $162.0 million, including land acquisition costs. We also invested $12.7 million for land that will be used in two for sale / project developments and invested $3.4 million to begin development on another for sale / project. During the nine months ended September 30, 2005, we have invested $144.9 million in development projects and certain parcels of land that were acquired for future development.
          We regularly incur significant expenditures in connection with the re-leasing of our office and retail space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly depending on negotiations with tenants. We also incur expenditures for certain recurring capital expenses. During the nine months ended September 30, 2005, we incurred approximately $20.0 million related to tenant improvements and leasing commissions, and approximately $13.4 million of recurring capital expenditures. We expect to pay for future re-leasing and recurring capital expenditures out of cash from operations.
          Distribution
          The distribution on our common units was $0.675 per share for the third quarter of 2005. We also pay regular quarterly distributions on our preferred units. The maintenance of these distributions is subject to various factors, including the discretion of our general partner’s Board of Trustees, our ability to pay distributions under Delaware law, the availability of cash to make the necessary distribution payments and the effect of REIT distribution requirements, which require at least 90% of the Trust’s taxable income to be distributed to shareholders.
Critical Accounting Policies and Estimates
          Refer to our 2004 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include real estate development, principles of consolidation, revenue recognition, valuation of receivables, and accounting policies for derivatives. During the three months ended September 30, 2005, there were no material changes to these policies.

Derivatives and Hedging
          We have entered into several different hedging transactions in an effort to manage our exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of our derivative financial instruments at September 30, 2005. The notional value at September 30, 2005 provides an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

				Fair Value
				At September 30, 2005
		Interest		Asset (Liability)
Product Type	Notional Value	Rate	Maturity	(in thousands)
Interest Rate SWAP, Cash Flow	$11.2 million	5.932%	1/1/06	$(53)
Interest Rate CAP, Cash Flow	$16.4 million	4.840%	4/1/06	—
Interest Rate CAP, Cash Flow	$25.9 million	4.840%	4/1/06	1
Interest Rate CAP, Cash Flow	$8.4 million	4.840%	4/1/06	—
Interest Rate SWAP, Cash Flow	$17.0 million	7.380%	5/5/06	(163)
Interest Rate CAP, Cash Flow	$30.4 million	11.200%	7/3/06	—
Interest Rate CAP, Cash Flow	$19.7 million	6.850%	6/29/07	1
Interest Rate CAP, Cash Flow	$16.7 million	6.850%	7/3/07	1
Interest Rate CAP, Cash Flow	$10.0 million	8.373%	8/1/08	1
Interest Rate CAP, Cash Flow	$14.9 million	7.543%	8/1/08	4
Interest Rate CAP, Cash Flow	$7.4 million	6.983%	8/1/08	3
Interest Rate CAP, Cash Flow	$6.2 million	8.373%	8/1/08	1
Interest Rate CAP, Cash Flow	$13.3 million	6.786%	9/1/08	9
Interest Rate CAP, Cash Flow	$5.5 million	7.900%	2/1/09	2
Interest Rate CAP, Cash Flow	$17.6 million	8.100%	2/1/09	5
Interest Rate SWAP, Fair Value	$100.0 million	4.803%	4/1/11	556
Interest Rate SWAP, Cash Flow	$175.0 million	4.877%	7/13/17	76
Interest Rate SWAP, Cash Flow	$200.0 million	4.830%	2/15/16	(355)
Interest Rate CAP, Cash Flow	$12.8 million	6.000%	7/1/2008	2
Interest Rate CAP, Cash Flow	$22.4 million	6.000%	7/1/2008	3
Interest Rate CAP, Cash Flow	$9.9 million	6.000%	7/1/2008	1
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
          At September 30, 2005, derivatives with a fair value of $0.6 million were included in other liabilities and $0.7 million were included in other assets. Additionally, the fair value of our fair value interest rate swap of $0.6 million was included in notes and mortgages payable. The change in unrealized gains of $12.3 million for derivatives designated as cash flow hedges for the three months ended September 30, 2005 is a component of partners’ equity. The change in fair value of derivatives not designated as hedges of $0.1 million is included in gains on hedging activities in the quarter ended September 30, 2005. Hedge ineffectiveness of approximately $1,500 and $4,000 on cash flow hedges due to index mismatches was recognized in gains on hedging activities during the quarter ended September 30, 2005 and 2004, respectively.
          On October 19, 2005, we terminated a $100.0 million reverse SWAP and received a settlement payment of $78,000. The debt instrument was fixed at the original coupon rate of 4.80%.
          On October 21, 2005, we entered into a $100.0 million SWAP agreement to hedge the interest rate associated with the $100.0 million term loan in our credit facility. This interest rate swap fixed the interest rate on the term debt at 4.57% plus a spread of 90 basis points through March 22, 2008.
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

          An increase in general price levels may immediately preceed, or accompany, an increase in interest rates. At September 30, 2005, our exposure to rising interest rates was mitigated by the existing debt level of 50% of our total market capitalization, the high percentage of fixed rate debt (80%), and the use of interest rate swaps to effectively fix the interest rate on approximately $11.2 million through January 2006 and $17.0 million through May 2006. As it relates to the short-term, we anticipate increases in interest expense resulting from increasing inflation to be less than future increases in income before interest.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
          As of September 30, 2005, we had approximately $0.6 billion of outstanding floating rate debt. We do not believe that the interest rate risk represented by our floating rate debt is material in relation to our $2.8 billion of outstanding total debt, our $4.8 billion of total assets and $5.7 billion total market capitalization as of September 30, 2005.
          If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $5.7 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $5.7 million. This assumes that the amount outstanding under our variable rate debt remains approximately $567.7 million, the balance as of September 30, 2005.
          As of September 30, 2005, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).
Item 4. Controls and Procedures.
(a) Disclosure controls and procedures.
          Evaluation was performed under the supervision and with the participation of our management, including our general partner’s chief executive officer and chief financial officer, of the effectiveness as of September 30, 2005 of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.
(b) Changes in internal control over financial reporting.
          There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
COLONIAL REALTY LIMITED PARTNERSHIP
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          The Trust from time to time issues common shares of beneficial interest (“Common Shares”) pursuant to its Direct Investment Program, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, and its Employee Share Option and Restricted Share Plan, in transactions that are registered under the Securities Act of 1933, as amended (the “Act”). Pursuant to CRLP’s Third Amended and Restated Agreement of Limited Partnership, each time the Trust issues Common Shares pursuant to the foregoing plans, CRLP issues to the Trust, its general partner, an equal number of units for the same price at which the Common Shares were sold, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act. During the quarter ended September 30, 2005, CRLP issued 4,500,000 common units in connection with the Equity Offering for an aggregate of approximately $187.0 million (see Item 2 — Liquidity and Capital Resources — Equity Offering) and 371,058 common units for direct investments and other issuances under employee and nonemployee plans for an aggregate of approximately $14.5 million.

Item 6. Exhibits.
          The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.
SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COLONIAL REALTY LIMITED PARTNERSHIP, A Delaware limited partnership
	By:	Colonial Properties Trust, Its General Partner
Date: November 9, 2005	By:	/s/ Weston M. Andress
Weston M. Andress
Chief Financial Officer

Date: November 9, 2005	By:	/s/ John E. Tomlinson
John E. Tomlinson
Chief Accounting Officer (Principal Accounting Officer)

Index of Exhibits

10.1	Underwriting Agreement, dated September 15, 2005, by and among the Trust, CRLP, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wachovia Capital Markets, LLC, as representatives of the several underwriters named in the related Terms Agreement	Filed as Exhibit 1.1 to the Trust’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2005, and incorporated herein by reference

10.2	Terms Agreement, dated September 15, 2005, by and among the Trust, CRLP, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wachovia Capital Markets, LLC, as representatives of the several underwriters named therein	Filed as Exhibit 1.2 to the Trust’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2005, and incorporated herein by reference

10.3	Amended and Restated Limited Liability Company Agreement of CRTP OP LLC, dated as of September 27, 2005, between DRA CRT Acquisition Corp and Colonial Office JV LLC	Filed as Exhibit 10.3 to the Trust’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2005, and incorporated herein by reference

12.1	Ratio of Earnings to Fixed Charges	Filed herewith

15.1	Letter re: Unaudited Interim Financial Information	Filed herewith

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith