Form 10-K
period 2005-12-31
COLONIAL REALTY LIMITED PARTNERSHIP
filed 2006-03-16
CIK 1013844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
Securities registered pursuant to Section 12(g) of the Act: Class A Units of Limited Partnership Interest
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the common units of partnership interest held by non-affiliates of the registrant as of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,829,987,241, based on the last reported sale price of the common shares of Colonial Properties Trust into which common units are exchangeable.

          Documents Incorporated by Reference
          Portions of Colonial Properties Trust’s proxy statement for the annual shareholders meeting to be held in 2006 are incorporated by reference into Part III of this report. Colonial Properties Trust expects to file its proxy statement within 120 days after December 31, 2005.
PART I
          This annual report on Form 10-K contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” or the negative of these terms or comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and our affiliates, or the industry’s actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements including, but not limited to, the risks described herein. Such factors include, among others, the following:
•	national and local economic, business and real estate conditions including, but not limited to, the effect of demand for multifamily units, office and retail rental space, the extent, strength and duration of any economic recovery, such as the effects on demand for units and rental space and the creation of new multifamily, office and retail developments, availability and creditworthiness of tenants, the level of lease rents, and the availability of financing for both tenants and us;

•	adverse changes in real estate markets, including, but not limited to, the extent of tenant bankruptcies, financial difficulties and defaults, the extent of future demand for multifamily units and office and retail space in our core markets and barriers of entry into new markets which we may seek to enter in the future, the extent of decreases in rental rates, competition, our ability to identify and consummate attractive acquisitions on favorable terms, our ability to consummate any planned dispositions in a timely manner on acceptable terms;

•	actions, strategies and performance of affiliates that we may not control or companies, including joint ventures, in which we have made investments;

•	changes in operating costs, including real estate taxes, utilities, and insurance;

•	legislative or other regulatory decisions, including government approvals, actions and initiatives, including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof;

•	effects of tax legislative action;

•	our general partner’s ability to continue to maintain its status as a Real Estate Investment Trust (“REIT”) for federal income tax purposes, our ability to maintain our status as a partnership for federal income tax purposes, the ability of certain of our subsidiaries to maintain their status as taxable REIT subsidiaries for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	effect of any rating agency actions on the cost and availability of new debt financings;

•	level and volatility of interest rates or capital market conditions;

•	effect of any terrorist activity or other heightened geopolitical crisis; and

•	other factors affecting the real estate industry generally.
          Colonial Realty Limited Partnership undertakes no obligation to publicly update or revise these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.
Item 1. Business.
          As used herein, the terms “CRLP”, “we”, “us” and “our” refer to Colonial Realty Limited Partnership, a Delaware limited partnership, and its subsidiaries and other affiliates, including, Colonial Properties Services Limited Partnership(“CPSLP”), Colonial Properties Services, Inc (“CPSI”), CLNL Acquisition Sub, LLC and Colonial VRS L.L.C. or, as the context may require, Colonial Realty Limited Partnership only. As used herein, the term the “Trust” includes Colonial Properties Trust, an Alabama real estate investment trust, and one or more of its subsidiaries and other affiliates, including CRLP, CPSLP and Colonial Properties Services, Inc. (“CPSI”), CLNL Acquisition Sub, LLC or, as the context may require, Colonial Properties Trust only.

          We are the operating partnership of the Trust, our general partner, which is an owner, developer and operator of multifamily, office and retail properties in the Sunbelt region of the United States. The Trust is a fully-integrated real estate company, which means that it is engaged in the acquisition, development, ownership, management and leasing of commercial real estate property. The Trust’s assets are owned by, and substantially all of its business is conducted through, CRLP and its subsidiaries and other affiliates. The Trust holds approximately 80.55% of the interest in us. Our activities include ownership and operation of a diversified portfolio of 261 wholly and partially-owned properties as of December 31, 2005, consisting of multifamily, office and retail properties located in Alabama, Arizona, Florida, Georgia, Maryland, Mississippi, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas, and Virginia.
          As of December 31, 2005, including properties in lease-up, we owned interests in 151 multifamily apartment communities (the “multifamily properties”) containing a total of 44,337 apartment units (including 115 wholly-owned consolidated properties and 36 properties owned through unconsolidated joint-venture entities aggregating 34,272 and 10,065 units, respectively), 62 office properties (the “office properties”) containing a total of approximately 19.5 million square feet of office space (including 35 wholly-owned consolidated properties and 27 partially-owned properties owned through unconsolidated joint-venture entities aggregating approximately 7.7 million and 11.8 million square feet, respectively), 48 retail properties (the “retail properties”) containing a total of approximately 13.5 million square feet of retail space (including 38 wholly-owned consolidated properties and 10 properties owned through unconsolidated joint-venture entities aggregating approximately 8.6 million and 4.9 million square feet, respectively) and parcels of land (the “land”) adjacent to or near certain of these properties. The multifamily properties, the office properties, the retail properties and the land are referred to collectively as the “properties”. As of December 31, 2005, the multifamily properties, the office properties and the retail properties that had achieved stabilized occupancy were 95.3%, 91.3% and 92.2% leased, respectively.
          We were formed in Delaware on August 6, 1993. Our executive offices are located at 2101 Sixth Avenue North, Suite 750, Birmingham, Alabama, 35203 and our telephone number is (205) 250-8700.
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
Merger with Cornerstone Realty Income Trust
          On April 1, 2005, the Trust completed the merger of Cornerstone Realty Income Trust, Inc. (“Cornerstone”), a Virginia corporation, with and into CLNL Acquisition Sub, LLC (“CLNL”), a Delaware limited liability company and a wholly-owned subsidiary of the Trust, pursuant to an Agreement and Plan of Merger dated as of October 25, 2004, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated January 24, 2005 (as so amended, the “Merger Agreement”), among Cornerstone, CLNL and the Trust. As a result of the merger, CLNL succeeded by operation of law to all of the assets and liabilities of Cornerstone prior to the merger. At the time of the merger, the assets of Cornerstone consisted of 86 apartment communities with 22,981 apartment homes, a third party property management business, apartment land under development and ownership in four real estate joint ventures.
          Under the terms of the Merger Agreement, Cornerstone shareholders had the right to elect to receive either:
•	a number of the Trust’s common shares equal to the common share conversion rate, which was calculated as 0.2581; or

•	a number of the Trust’s 7 5/8% Series E preferred depositary shares, $25.00 liquidation preference per depositary share, equal to the preferred depositary share conversion rate, which was calculated as 0.4194;
for each outstanding common share of Cornerstone, subject to the restriction that the Trust’s Series E preferred depositary shares issued would not exceed approximately 25% of the total merger consideration. The final conversion ratios of the common and preferred depositary shares were determined based on the average market price of the Trust’s common shares over a five day trading period preceding the effective time of the merger and fractional shares were paid in cash. Cornerstone shareholders who made no effective election received the Trust’s common shares. In connection with the merger, the Trust issued 11,277,358 common shares, 5,326,349 Series E preferred depositary shares and 578,358 CRLP common units to former shareholders of Cornerstone. The shares of the Trust issued to the Cornerstone shareholders were registered with the Securities and Exchange Commission on a Registration Statement on Form S-4 (File No. 333-121675). Immediately following the merger, the Trust contributed all of the outstanding membership interests of CLNL to CRLP in exchange for a number of CRLP’s units and Series E preferred units equal to the number of the Trust’s common shares and the Trust’s Series E preferred shares, respectively, issued in connection with the merger. As a result of such contribution, CLNL is now a wholly-owned subsidiary of CRLP.
          The aggregate consideration paid for the merger was as follows:

	(in thousands)
Issuance of 11,277,358 Trust common shares to Cornerstone shareholders	$462,347
Issuance of 5,326,349 Trust Series E preferred depository shares to Cornerstone shareholders	132,747
Issuance of 578,358 CRLP common units	23,788
Fees and other expenses related to the merger	35,016

Total purchase price	653,898

Assumption of Cornerstone’s notes and mortgages payable at book value	836,985
Adjustment to record Cornerstone’s notes and mortgages at fair value	50,880	(1)
Assumption of Cornerstone’s accounts payable and other liabilities at fair value	34,380

Total purchase price and assumed liabilities	$1,576,143

(1)	The fair value adjustment of $50.9 million to account for the difference between the fixed rates and market rates for the Cornerstone borrowings includes $26.8 million for prepayment penalties on debt retired during 2005.
          We allocated the purchase price between net tangible and intangible assets utilizing the assistance of a third party valuation firm. When allocating the purchase price to acquired properties, the costs were allocated to the estimated intangible value of in place leases, customer relationships and above or below market leases, and to the estimated fair value of furniture and fixtures, land and buildings on a value determined by assuming the property is vacant by applying methods similar to those used by independent appraisers of income-producing property. Depreciation and amortization is computed on a straight-line basis over the remaining useful lives of the related assets. Buildings and furniture and fixtures have an average estimated useful life of 33 years and 3 years, respectively. The value of in place leases and above or below market leases was amortized over the estimated average remaining life of leases in place at the time of the merger. In place lease terms generally range from 3 to 7 months. The value of customer relationships was amortized over 9 months. We used an estimated remaining average lease life of 5 months to amortize the value of in place leases recorded in conjunction with the merger.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed on April 1, 2005:

(in thousands)
Buildings	$1,246,019
Furniture and fixtures	14,613

Fair value of depreciable real estate assets	1,260,632

Land	230,768
Undeveloped land and construction in progress	3,995
In place lease value	45,658
Customer relationships	5,068
Other assets, including cash (excluding in place lease values )	21,121
Investments in partially owned entities	8,901

Total purchase price	$1,576,143

          Approximately $485.6 million of the assets acquired were sold during 2005 or classified as held for sale at December 31, 2005 (see Note 4 — Property Acquisitions and Dispositions in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K). In connection with the merger, we incurred $16.1 million of termination, severance and settlement of share-based compensation costs. We had paid all of these costs as of December 31, 2005.

Acquisitions and Developments
          The following table summarizes our acquisitions and developments (excluding the Cornerstone acquisition) that were completed in 2005. For the purposes of the following table and throughout this Form 10-K, the size of a multifamily property is measured by the number of units and the size of an office property and retail property is measured in square feet.

			Total
		Total Units/	Cost
	Location	Square Feet (1)	(in thousands)
Acquisitions:

Multifamily Properties
Colonial Grand at Barrett Creek	Atlanta, GA	332	$30,750
Colonial Grand at Bear Creek	Fort Worth, TX	436	36,750
Colonial Grand at Bellevue	Nashville, TN	349	35,500
Colonial Grand at Crabtree Valley	Raleigh, NC	210	17,750
Colonial Grand at Mallard Lake	Charlotte, NC	302	27,500
Colonial Grand at Shelby Farms	Memphis, TN	296	25,190

		1,925	173,440

Office Properties
Colonial Place I & II	Tampa, FL	371,000	54,903
Research Park Office Center IV	Huntsville, AL	59,900	4,970
Colonial Center at Bayside	Tampa, FL	213,800	20,660
Colonial Bank Centre	Miami, FL	235,500	44,000
Research Park Plaza III & IV	Austin, TX	357,700	90,870
Esplanade	Charlotte, NC	201,900	21,463
Colonial Center Heathrow 1001	Orlando, FL	192,200	23,290
The Peachtree	Atlanta, GA	260,900	43,801

		1,892,900	303,957

Retail Properties
Colonial Promenade at Portofino	Houston, TX	372,500	60,300

For Sale Residential
St. Andrews (2)	Jensen Beach, FL		61,750
Mizner / Delray Beach (2)	Delray Beach, FL		55,000

			116,750

Total Consolidated Acquisitions			$654,447

Completed Developments / Redevelopments:

Multifamily Properties
Colonial Grand at Mallard Creek	Charlotte, NC	252	$20,400
Colonial Grand at Silverado	Austin, TX	238	20,343
Colonial Village at Twin Lakes	Orlando, FL	460	34,961

		950	75,704

Retail Properties
Colonial Promenade Alabaster	Birmingham, AL	607,000	29,066
Colonial Shoppes Colonnade (redevelopment)	Birmingham, AL	125,500	5,474
Colonial Mall Myrtle Beach (redevelopment)	Myrtle Beach, SC	474,200	20,889
Colonial University Village (redevelopment)	Auburn, AL	526,200	14,091

		1,732,900	69,520

Mixed-Use Properties
Colonial TownPark Lake Mary	Orlando, FL		45,300
Multifamily		80
Office		33,400
Retail		199,300

Total Developments			$190,524

Total Consolidated Acquisitions and Developments			$844,971

(1)	Square footage includes anchor-owned square footage.

(2)	Properties acquired as part of a 98% joint venture with Montecito Property Company. See discussion in “Joint Ventures” below.

Acquisitions
          During 2005, in addition to the Cornerstone acquisition, we acquired six multifamily properties, eight office properties and one retail property. We also acquired a partnership interest in four multifamily properties, including two condominium conversion properties, and 26 office properties (see “Joint Ventures — Equity Method Investments — DRA / Colonial Office Joint Venture” below) during the twelve months ended December 31, 2005 (see “Merger with Cornerstone Realty Income Trust.”)
          Multifamily Properties
          Cornerstone Assets - During April 2005, the Trust completed the acquisition of Cornerstone. The assets of Cornerstone consisted of 86 apartment communities with 22,981 apartment homes, a third party property management business, apartment land under development and ownership in four real estate joint ventures.
          Colonial Grand at Barrett Creek - During August 2005, we acquired Colonial Grand at Barrett Creek (formerly Cameron at Barrett Creek), a 332-unit Class A multifamily property, located in Atlanta, Georgia. The property was acquired for a total purchase price of $30.8 million which was funded by proceeds from asset sales and borrowings under our unsecured line of credit.
          Colonial Grand at Bear Creek — During August 2005, we acquired Colonial Grand at Bear Creek (formerly Milano Apartments), a 436-unit Class A multifamily property, located in Fort Worth, Texas. The property was acquired for a total purchase price of $36.8 million which was funded by proceeds from asset sales and borrowings under our unsecured line of credit.
          Colonial Grand at Bellevue - During November 2005, we acquired Colonial Grand at Bellevue (formerly Devon Hills), a 349-unit Class A multifamily property, located in Nashville, Tennessee. The property was acquired for a total purchase price of $35.5 million which was funded by proceeds from asset sales.
          Colonial Grand at Crabtree Valley - During November 2005, we acquired Colonial Grand at Crabtree Valley, a 210-unit Class A multifamily property, located in Raleigh, North Carolina. The property was acquired for a total purchase price of $17.8 million which was funded by proceeds from asset sales.
          Colonial Grand at Mallard Lake - During November 2005, we acquired Colonial Grand at Mallard Lake, a 302-unit Class A multifamily property, located in Charlotte, North Carolina. The property was acquired for a total purchase price of $27.5 million which was funded by proceeds from asset sales.
          Colonial Grand at Shelby Farms - During November 2005, we acquired Colonial Grand at Shelby Farms, a 296-unit Class A multifamily property, located in Memphis, Tennessee. The property was acquired for a total purchase price of $25.2 million which was funded by proceeds from asset sales.
          Office Properties
          Colonial Place I & II — During January 2005, we acquired Colonial Place I & II (formerly Westshore Place I & II), a 371,000 square foot office asset located in Tampa, Florida. The asset was acquired for a total purchase price of $54.9 million and was funded through proceeds received from asset sales.
          Research Park Office Center IV — During February 2005, we acquired an additional 60,000 square foot office asset in Research Park Office Center. This asset, located in Huntsville, Alabama, is adjacent to the three Research Park Office Center assets that were purchased during the fourth quarter of 2004. The asset was acquired for a total purchase price of $5.0 million, which was funded through borrowings under our unsecured line of credit.
          Colonial Center at Bayside - During April 2005, we acquired Colonial Center Bayside (formerly Mangrove Bay), a 214,000 square foot office asset, located in Tampa, Florida. The asset was acquired for a total purchase price of $20.7 million, which was funded through proceeds received from asset sales.
          Colonial Bank Centre - During April 2005, we acquired Colonial Bank Centre, a 236,000 square foot asset, located in Miami, Florida. The asset was acquired for a total purchase price of $44.0 million, which was funded through proceeds received from asset sales.

          Research Park Plaza III & IV — During June 2005, we acquired Research Park Plaza III & IV, a 358,000 square foot office asset, located in Austin, Texas. The asset was acquired for a total purchase price of $90.9 million, which was funded through borrowings under a bridge credit loan.
          Esplanade - During July 2005, we acquired Esplanade, a 202,000 square foot office asset, located in Charlotte, North Carolina. The asset was acquired for a total purchase price of $21.5 million, which was funded through proceeds received from asset sales.
          Colonial Center Heathrow 1001 — During July 2005, we acquired Colonial Center Heathrow 1001 (formerly Heathrow 1001), a 192,000 square foot office asset, located in Orlando, Florida. This asset was acquired under an agreement which was entered into in connection with the purchase of Heathrow Business Center in August 2002. The asset was acquired for a total purchase price of $23.3 million, which was funded by proceeds from asset sales and borrowings under our unsecured line of credit.
          The Peachtree — During August 2005, we acquired 76% of the condominium interests in The Peachtree, a 345,000 square foot office condominium complex located in the Midtown submarket of Atlanta, Georgia. Our investment of $43.8 million was funded through proceeds received from asset sales.
          Retail Properties
          Colonial Promenade Portofino — During January 2005, we acquired Colonial Promenade Portofino, a 373,000 square foot retail asset located in Houston, Texas. The total purchase price was $60.3 million and was funded through proceeds received from asset sales.
Completed Development
          Multifamily Properties
          Colonial Grand at Mallard Creek — During the third quarter of 2005, we completed the development of Colonial Grand at Mallard Creek, a 252-unit multifamily community located in Charlotte, North Carolina. The new apartments include numerous amenities including high-speed internet access, a fitness center, swimming pool and a resident business center. Project costs, including land acquisition costs, were $20.4 million and were funded through our unsecured line of credit.
          Colonial Grand at Silverado — During the second quarter of 2005, we completed the development of Colonial Grand at Silverado, a 238-unit multifamily community located in Austin, Texas. The new apartments include numerous amenities including high-speed internet access, a fitness center, swimming pool and a resident business center. Project costs, including land acquisition costs, were $20.0 million and were funded through our unsecured line of credit.
          Colonial Village at Twin Lakes — During the second quarter of 2005, we completed the development of Colonial Village at Twin Lakes, a 460-unit multifamily community located in Orlando, Florida. The new apartments include numerous amenities including high-speed internet access, a fitness center, swimming pool and a resident business center. Project costs, including land acquisition costs, were $35.0 million and were funded through our unsecured line of credit.
          Retail Properties
          Colonial Promenade Alabaster — During the third quarter of 2005, we completed the development of Colonial Promenade Alabaster, a 607,000 square foot power center located in Birmingham, Alabama. The center includes a Lowes, Wal-Mart, Ross Dress for Less, Pier-1 Imports, Belk, Books-A-Million, Old Navy, Bed Bath & Beyond and an AmStar Theater. Project costs, including land acquisition costs, were $29.3 million and were funded through our unsecured line of credit.
          Colonial Shoppes Colonnade (redevelopment) - During the third quarter of 2005, we completed the redevelopment of Colonial Shoppes Colonnade, a 125,500 square foot shopping center located in Birmingham, Alabama. The redeveloped shopping center includes the addition of a 30,000 square foot Gold’s Gym and three new restaurants (Cracker Barrel, Fox & Hound and Logan Farms Deli) as well as an upgrade of the landscaping and building exteriors. Project redevelopment costs were $5.5 million and were funded through our unsecured line of credit.
          Colonial Mall Myrtle Beach (redevelopment) — During the fourth quarter of 2005, we completed the redevelopment of Colonial Mall Myrtle Beach, a 474,200 square foot regional mall located in Myrtle Beach, South Carolina. The redeveloped mall includes a new Bass Pro Shops Outdoor World, remodeling of the common area and remerchandising. Project redevelopment costs were $20.9 million and were funded through our unsecured line of credit. During the fourth quarter of 2005, this asset was transferred to the GPT / Colonial JV, in which we retained a 10% interest. See “Joint Ventures — Equity Method Investment — GPT Transaction.”
          Colonial University Village (redevelopment) — During the fourth quarter of 2005, we completed the redevelopment of Colonial University Village, a 526,200 square foot regional mall located in Auburn, Alabama. The redeveloped is anchored by J.C. Penney, Dillard’s, Sears and Belk’s Department Store. The redevelopment also added an additional 41,000 square feet of specialty shops and restaurants to the existing mall. Project redevelopment costs were $14.1 million and were funded through our unsecured line of credit. During the fourth quarter of 2005, this asset was transferred to the GPT / Colonial JV, in which we retained a 10% interest. See “Joint Ventures - Equity Method Investment — GPT Transaction.”
          Mixed Use Property
          Colonial TownPark Lake Mary — During the first quarter of 2005, we continued the development of Colonial TownPark Lake Mary, a mixed use project located in Orlando, Florida. The development includes an 80-unit multifamily apartment community, a 33,400 square foot office center and a 199,300 square foot retail center. The retail center is anchored by Albertson’s and an AmStar Theater. Project development costs were $45.3 million and were funded through our unsecured line of credit.
Continuing Development Activity
          The following table summarizes our properties that are under construction, including undeveloped land, at December 31, 2005:

	Total			Costs
	Units/		Estimated	Capitalized
	Square	Estimated	Total Costs	to Date
	Feet (1)	Completion	(in thousands)	(in thousands)
Multifamily Projects:
Colonial Grand at Silverado Reserve	238	2006	$23,200	$19,760
Colonial Grand at Round Rock	422	2006	34,500	20,305
Colonial Grand at Canyon Creek	336	2006	29,100	6,568
Colonial Grand at Double Creek	300	2007	27,300	3,882
Colonial Grand at Ayrsley	365	2007	33,100	178
Colonial Grand at Traditions	320	2007	30,800	2,800

Office Projects:
Northrop Grumman	110,000	2006	17,300	1,478
Colonial Center TownPark 300	150,000	2006	20,600	3,760

Retail Projects:
Colonial Pinnacle Tutwiler Farm	450,000	2006	36,000	17,473
Colonial Pinnacle Craft Farms	440,000	2007	50,800	14,264
Colonial Promenade Fultondale	257,000	2007	26,300	1,985
Colonial Promenade Alabaster II	127,000	2007	21,600	387

For Sale Projects:
Central Park	212	2006	22,300	5,133
Colonial Traditions at Gulf Shores	371	2006	20,000	15,363
Colonial Traditions at South Park	48	2007	11,500	2,014
The Renwick	85	2007	17,700	4,075

Other Projects and Undeveloped Land
Mansell Land and Infrastructure				9,306
TownPark Land and Infrastructure				14,852
Heathrow Land and Infrastructure				13,914
Canal Place Land and Infrastructure				10,952
Land				16,168
Other				17,435

Total Consolidated Construction in Progress				$202,052

Colonial Pinnacle Turkey Creek (2)	520,000	2006	37,900	25,949

Total Construction in Progress				$228,001

(1)	Square footage includes anchor-owned square footage.

(2)	Represents 50% of the development costs, as we are a 50% equity partner in this development.

Continuing Multifamily Development Activity
          Colonial Grand at Silverado Reserve — During the first quarter of 2005, we began the development of Colonial Grand at Silverado Reserve, a 238-unit multifamily community located in Austin, Texas. Project development costs, including land acquisition costs, are expected to be $23.2 million and will be funded through our unsecured line of credit. The development is expected to be completed in the third quarter of 2006.
          Colonial Grand at Round Rock — During the second quarter of 2005, we began the development of Colonial Grand at Round Rock, a 422-unit multifamily community located in Austin, Texas. Project development costs, including land acquisition costs, are expected to be $34.5 million and will be funded through our unsecured line of credit. The development is expected to be completed in the fourth quarter of 2006.
          Colonial Grand at Canyon Creek — During the third quarter of 2005, we began the development of Colonial Grand at Canyon Creek, a 336-unit multifamily community located in Austin, Texas. Project development costs, including land acquisition costs, are expected to be $29.1 million and will be funded through our unsecured line of credit. The development is expected to be completed in the fourth quarter of 2006.
          Colonial Grand at Double Creek — During the fourth quarter of 2005, we began the development of Colonial Grand at Double Creek, a 300-unit multifamily community located in Austin, Texas. Project development costs, including land acquisition costs, are expected to be $27.3 million and will be funded through our unsecured line of credit. The development is expected to be completed in the third quarter of 2007.
          Colonial Grand at Ayrsley — During the fourth quarter of 2005, we began the development of Colonial Grand at Ayrsley, a 365-unit multifamily community located in Charlotte, North Carolina. Project development costs, including land acquisition costs, are expected to be $33.1 million and will be funded through our unsecured line of credit. The development is expected to be completed in the third quarter of 2007.
          Colonial Grand at Traditions — During the fourth quarter of 2005, we began the development of Colonial Grand at Traditions, a 320-unit multifamily community located in Gulf Shores, Alabama. Project development costs, including land acquisition costs, are expected to be $30.8 million and will be funded through our unsecured line of credit. The development is expected to be completed in the fourth quarter of 2007.
          All of the new multifamily communities in the above listed developments will have numerous amenities, including high-speed internet access, a fitness center, swimming pool and a resident business center.
Continuing Office Development Activity
          Northrop Grumman — During the fourth quarter of 2005, we began the build to suit development for Northrop Grumman of an 110,000 square foot office asset, located in Huntsville, Alabama. Project development costs, including land acquisition costs, are expected to be $17.3 million and will be funded through our unsecured line of credit. The development is expected to be completed in the fourth quarter of 2006.
          Colonial Center TownPark 300 — During the fourth quarter of 2005, we began the development of Colonial Center TownPark 300, a 150,000 square foot office asset, located in Orlando, Florida. Project development costs, including land acquisition costs, are expected to be $20.6 million and will be funded through our unsecured line of credit. The development, which is part of the mixed use development, Colonial TownPark Lake Mary, is expected to be completed in the third quarter of 2006.
Continuing Retail Development Activity
          Colonial Pinnacle Tutwiler Farms — During 2005, we continued the development of Colonial Pinnacle at Tutwiler Farms, a 450,000 square foot development located in northeast Birmingham, Alabama. The center anchors are expected to be Belk, Parisian, JC Penney and Best Buy. The center will also include other larger format stores, specialty fashion retailers and upscale restaurants. Project development costs are expected to total $36.0 million and will be funded through our unsecured line of credit. We expect to complete the project in the fourth quarter of 2006.
          Colonial Pinnacle Craft Farms — During 2005, we continued the development of Colonial Pinnacle at Craft Farms, a 440,000 square foot development located in Gulf Shores, Alabama. The center will include a 55,000 square foot Cobb Theatre cinema, upscale specialty stores that offer fashion apparel, home décor, a book store, a music store and upscale restaurants.

Project development costs are expected to total $50.8 million and will be funded through our unsecured line of credit. We expect to complete the project in the second quarter of 2007.
          Colonial Promenade Fultondale — During the fourth quarter of 2005, we began the development of Colonial Promenade at Fultondale, a 257,000 square foot development located in north Birmingham, Alabama. Project development costs are expected to total $26.3 million and will be funded through our unsecured line of credit. We expect to complete the project in the fourth quarter of 2007.
          Colonial Promenade Alabaster II — During the fourth quarter of 2005, we began the development of Colonial Promenade at Alabaster II, a 127,000 square foot development located in south Birmingham, Alabama. Project development costs are expected to total $21.6 million and will be funded through our unsecured line of credit. We expect to complete the project in the third quarter of 2007.
          Colonial Pinnacle Turkey Creek — During 2005, we continued the development of Colonial Pinnacle at Turkey Creek, a 50% joint venture development with Turkey Creek Land Partners. The center is expected to total approximately 520,000 square feet and is located in Knoxville, Tennessee. Anchors are expected to include Belk, Bed Bath & Beyond and Regal Theaters. The center will also include other larger format stores, specialty fashion retailers and upscale restaurants. Our portion of project development costs are expected to total $37.9 million and will be funded through our unsecured line of credit and a construction loan. We expect to complete the project in the second quarter of 2006.
Continuing For Sale Activity
          We are developing all of the for sale projects discussed below through our taxable REIT subsidiary, CPSI.
          Central Park — During the third quarter of 2005, we began the development of the Central Park, a 212-unit development located in Charleston, South Carolina. Project development costs are expected to total $22.3 million and will be funded through our unsecured line of credit. We expect to begin sales of completed units in the fourth quarter of 2006.
          Colonial Traditions at Gulf Shores — During the fourth quarter of 2005, we began the development of the Colonial Traditions at Gulf Shores, a 371 residential lot development located in Gulf Shores, Alabama. Project development costs are expected to total $20.0 million and will be funded through our unsecured line of credit. We expect to begin sales of completed lots in the third quarter of 2006.
          Colonial Traditions at South Park — During the fourth quarter of 2005, we began the development of the Colonial Traditions at South Park, a 48-unit development located in Charlotte, North Carolina. Project development costs are expected to total $11.5 million and will be funded through our unsecured line of credit. We expect to begin sales of completed units in the second quarter of 2007.
          The Renwick — During the fourth quarter of 2005, we began the development of the Renwick, an 85-unit development located in Charlotte, North Carolina. Project development costs are expected to total $17.7 million and will be funded through our unsecured line of credit. We expect to begin sales of completed units in the first quarter of 2007.
Joint Ventures
          The following summarizes the joint ventures that we entered into during 2005:
          Consolidated
          Montecito Property Company — During May 2005, CPSI entered into a partnership with Montecito Property Company to convert apartment properties into condominium communities. We are a 98% partner in this partnership and Montecito Property Company is a 2% partner. On May 24, 2005, the partnership acquired St. Andrews, a 384-unit multifamily property located in Jensen Beach, Florida, with an investment of $61.8 million which was funded through borrowings under our unsecured line of credit. In July 2005, we made an additional investment of $54.5 million into our partnership with Montecito Property Company, to fund 98% of the purchase price of Mizner / Delray Beach, a 273-unit multifamily property located in Delray Beach, Florida. This investment was funded through borrowings under a secured bridge loan (see Note 9 — Notes and Mortgages Payable in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K). Both properties have been converted to condominium communities and condominium units at both properties are currently being sold (see Note 4 — Property Acquisitions and Dispositions in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K).

          Equity Method Investments
          The Grove at Riverchase — During September 2005, we entered into a partnership agreement with Dreyfuss Real Estate Advisors LLC (“DRA”) in which we acquired a 20% interest and the management of a 345-unit multifamily property, The Grove at Riverchase, located in Birmingham, Alabama. Our investment in the partnership was $5.6 million, which consisted of $3.9 million of newly issued mortgage debt and $1.7 million of cash, which was funded from borrowings under our unsecured line of credit.
          Regents Park — During July 2005 and August 2005, we made investments of $1.0 million and $2.0 million, respectively, into a partnership with Carter and Associates, to fund 40% of the purchase price of Regents Park in Atlanta, Georgia. The joint venture will develop and sell town homes and condominiums on the property. The investment was funded through our unsecured line of credit. Additionally, we have committed to provide a construction loan to the joint venture of up to approximately $40 million at a rate of 8.25% per annum.
          Colonial Grand at Research Park — During July 2005, we entered into a 20% joint venture with the Tuckerman Group and Goodwin Procter LLP to acquire Colonial Grand at Research Park (formerly Alta Trace), a 370-unit multifamily property, located in Durham, North Carolina. Our investment in the partnership was $6.4 million, which consisted of $4.8 million of newly issued mortgage debt and $1.6 million of cash, which was funded from borrowings under our unsecured line of credit.
          DRA / Colonial Office Joint Venture — During September 2005, we acquired a 15% partnership interest in the CRT Properties, Inc. (“CRT”) portfolio through a joint venture (the “DRA / Colonial Office JV”) with DRA. The DRA / Colonial Office JV owns a portfolio of 137 office buildings on 26 properties located primarily in the southeastern United States. Our 15% investment in the DRA / Colonial Office JV required an equity contribution of $49.0 million, which is included in Investments in Partially-Owned Entities in the December 31, 2005 consolidated balance sheet. The equity contribution was funded through borrowings under our unsecured line of credit, the outstanding balance of which was reduced with the proceeds from the Trust’s September 21, 2005 equity offering (see Note 12 — Cash Contributions in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K).
          The DRA / Colonial Office JV’s total transaction cost of approximately $1.8 billion includes the assumption of $370.0 million of mortgage debt and the placement of an additional $1.1 billion of secured debt financing. In addition, CRLP has guaranteed approximately $50.0 million of third-party financing obtained by the DRA / Colonial Office JV with respect to 10 of the CRT properties which the DRA / Colonial Office JV expects to sell in the first 12 months of the venture. The DRA / Colonial Office JV is obligated to reimburse CRLP for any payments made under the guaranty before making distributions of cash flows or capital proceeds to the DRA / Colonial Office JV partners. The DRA / Colonial Office JV’s initial purchase price allocations are preliminary and may be adjusted as the DRA / Colonial Office JV completes its final analysis of the fair value of assets acquired and liabilities assumed. With the consummation of the acquisition of CRT, we assumed management of substantially all of the office properties included in the CRT portfolio, adding 11.7 million square feet of managed office space to our office portfolio.
          GPT Transaction — During November 2005, we entered into agreements to transfer six regional malls valued in the transaction at approximately $362.0 million to a joint venture (the “GPT Joint Venture”) with The GPT Group and Babcock & Brown, an Australian partner, in which we retained a 10% interest. We maintained the responsibility of leasing and managing the assets in the GPT Joint Venture which represent 3.75 million square feet of retail shopping space and include Colonial Mall Myrtle Beach in Myrtle Beach, South Carolina; Colonial Mall Greenville in Greenville, North Carolina; Colonial Mall Bel Air in Mobile, Alabama; Colonial Mall Valdosta in Valdosta, Georgia; Colonial Mall Glynn Place in Brunswick, Georgia; and Colonial University Village in Auburn, Alabama. The initial purchase price allocations for this transaction are preliminary and may be adjusted as the GPT Joint Venture completes its final analysis of the fair value of assets acquired and liabilities assumed.
Dispositions
          During 2005, we disposed of 23 multifamily properties and our percentage interests in three multifamily properties representing an aggregate of 8,092 units, 328 condominium units and ten retail properties representing 6.6 million square feet. We retained a 10% interest in the GPT Joint Venture, which owns six of the retail properties that we disposed, representing 3.7 million square feet. The multifamily properties, retail properties and condominium units were sold for a total sales price of $1.1 billion, which was used to repay a portion of the borrowings under our unsecured line of credit, repay secured debt, and fund future investment activities. Additionally, throughout 2005, we sold various parcels of land located adjacent to our existing properties for an aggregate sales price of $25.1 million, which was also used to repay a portion of the borrowings under our unsecured line of credit and to support our investment activities.
          For Sale Projects
          During 2005, a partnership between CPSI and the Montecito Property Company, disposed of 328 condominium units at its two condominium conversion properties. Total proceeds from the sales of these units were approximately $79.3 million. Gains on sales of property in continuing operations included gains of $13.6 million from the sales of these units. We recorded income taxes and minority interest on these gains of $3.7 million and $5.2 million, respectively. The total net gain on these sales after income taxes and minority interest was $4.7 million for the twelve months ended December 31, 2005.
          Other Dispositions
          The following table is a summary of our operating property disposition activity in 2005:

				Gain on
		Units/Square	Sales Price	Sales of Property
Property	Location	Feet	(in thousands)	(in thousands)
Multifamily
Arbors on Forest Ridge (1)	Fort Worth, TX	210	$10,000	$—
Ashley Run (1)	Atlanta, GA	348	16,000	—
Aspen Hills (1)	Dallas, TX	240	9,400	—
Bridgetown Bay (1)	Charlotte, NC	120	5,700	—
Carlyle Club (1)	Atlanta, GA	243	13,600	—
Colonial Grand at Galleria Woods	Birmingham, AL	244	14,800	4,252
Colonial Grand at Riverhills (2)	Tampa, FL	776	6,900	1,661
Colonial Grand at Wesleyan	Macon, GA	328	20,700	5,209
Colonial Village at Ashley Plantation	Bluffton, SC	414	27,900	6,087
Colonial Village at Cahaba Heights (2)	Birmingham, AL	125	1,200	235
Colonial Village at Gainesville	Gainesville, FL	560	37,400	14,308
Colonial Village at Lake Mary	Orlando, FL	504	41,200	23,458
Colonial Village at TownPark	Sarasota, FL	272	28,000	9,665
Colonial Village at Walton Way	Augusta, GA	256	15,000	4,768
Cutter’s Point (1)	Dallas, TX	196	9,800	—
Cypress Cove at Suntree (1)(2)	Melbourne, FL	326	4,000	—
Devonshire (1)	Dallas, TX	144	7,500	—
Dunwoody Springs (1)	Atlanta, GA	350	23,500	—
Eagle Crest (1)	Dallas, TX	484	20,800	—
Mills Crossing (1)	Dallas, TX	184	6,100	—
Sierra Ridge (1)	San Antonio, TX	230	8,800	—
Silverbrook I & II (1)	Fort Worth, TX	642	23,500	—
The Landing (1)	Raleigh, NC	200	12,900	—
The Meridian (1)	Austin, TX	200	8,000	—
Timberglen (1)	Dallas, TX	304	12,200	—
Toscana (1)	Dallas, TX	192	5,800	—

Retail (3)
Colonial Mall Bel Air (4)	Mobile, AL	1,333,800	142,404	54,245
Colonial Mall Burlington	Burlington, NC	419,200	32,500	345
Colonial Mall Gadsden	Gadsden, AL	517,000	58,847	45,669
Colonial Mall Glynn Place (4)	Brunswick, GA	507,900	29,499	1,155
Colonial Mall Greenville (4)	Greenville, NC	450,300	52,621	17,320
Colonial Mall Macon	Macon, GA	1,446,400	133,500	65,469
Colonial Mall Myrtle Beach (4)	Myrtle Beach, SC	472,200	59,767	1,507
Colonial Mall Temple	Temple, TX	555,600	33,500	2,907
Colonial Mall Valdosta (4)	Valdosta, GA	399,000	46,478	8,831
Colonial University Village (4)	Auburn, AL	526,200	31,231	10,170

Total			$1,011,047	$277,261

(1)	Properties acquired as part of the Cornerstone Acquisition.

(2)	We disposed of our 15% interest in Colonial Grand at Riverhills and Colonial Village at Cahaba Heights and our 10% interest in Cypress Cove at Suntree, which is reflected above.

(3)	Retail square footage includes total square footage of asset including anchor owned square footage.

(4)	Properties were transferred to the GPT Joint Venture.
          In some cases, we use disposition proceeds to fund investment activities through tax-deferred exchanges under Section 1031 of the Internal Revenue Code. Certain of the proceeds described above were received into temporary cash accounts pending the fulfillment of Section 1031 exchange requirements. Subsequently, the funds are utilized for payment on the unsecured line of credit or financing of other investment activities.
          In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we record individual property sales as discontinued operations, unless we maintain a continuing involvement with the properties that have been sold. During 2005, all of the operating properties sold, other than the malls sold in the GPT transaction (see “Joint Ventures — Equity Method Investment -GPT Transaction”) in which we retained a 10% interest, were classified as discontinued operations. Additionally, the sales of condominium units and parcels of land were classified within continuing operations.

Recent Developments
          Property Acquisitions — During January 2006, we acquired an additional 50,000 square feet of condominium interests in The Peachtree, a Class A office building located in the Atlanta Midtown market. We made our initial investment in the property in August 2005, when we purchased 76% of the condominium interests in The Peachtree for $43.8 million. The purchase of the additional square footage brings our ownership to more than 90% of the property. The additional investment of $8.3 million was funded through borrowings under our unsecured line of credit.
          During January 2006, we acquired a 20% partnership interest in Huntcliff Village, a 358-unit multifamily apartment community located in Atlanta, Georgia. Our 20% investment in the partnership was $8.6 million, which consisted of $5.2 million of newly issued mortgage debt and $2.8 million of cash. The cash portion of this investment was funded from borrowings under our unsecured line of credit.
          During February 2006, we acquired land and infrastructure for approximately $29.0 million, in Orange Beach, Alabama, for development and sale of residential lots and units.
          Property Dispositions - During January 2006, we sold seven multifamily assets, all of which were acquired as a part of the Cornerstone acquisition with the exception of Colonial Village at Caledon Woods. The properties include the following:

			Sales Price
Property Name	Location	Units	(in millions)
The Timbers	Raleigh, NC	176	$7.6
CV at Remington Place	Raleigh, NC	136	7.9
Summerwalk	Charlotte, NC	160	8.2
CV at Paces Glen	Charlotte, NC	172	6.0
CV at Stone Brook	Atlanta, GA	188	9.4
CG at Whitemarsh	Savannah, GA	352	38.7
CV at Caledon Woods	Greenville, SC	350	22.9

			$100.7

          We used the proceeds from the sale to repay a portion of the borrowings under our unsecured line of credit.
          During March 2006, we disposed of our majority interest in Colonnade Properties LLC (see Note 7 — Investment in Partially Owned Entities and Other Arrangements in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K) for approximately $2.5 million. There was no gain or loss recognized on the disposition. We have a $6.0 million outstanding note receivable, secured by an interest in real estate, from Colonnade Properties LLC which bears interest at 9% per annum and reaches maturity in 2010.
          During March 2006, we completed the sale of a 90% interest in four shopping centers valued in the transaction at approximately $127.3 million to a joint venture partner. We maintained a 10% interest in the properties, and the responsibility of leasing and managing the assets in the joint venture which represent 0.7 million square feet of retail shopping space. The shopping centers include Colonial Promenade Boulevard Square in Pembroke Pines, Florida; Colonial Shoppes Pines Plaza in Pembroke Pines, Florida; Colonial Shoppes College Parkway in Fort Myers, Florida; and Colonial Promenade Deerfield in Deerfield Beach, Florida. As a part of the sale, our joint venture partner assumed 90% of the outstanding secured debt of $74.8 million.
          Financing activity - During February 2006, we terminated a $200.0 million forward starting interest rate swap that was outstanding at December 31, 2005 and received a payment of approximately $4.3 million dollars. As a result, we recorded a gain on this transaction of approximately $2.8 million during the first quarter of 2006. This forward starting interest rate swap was in place to convert the floating rate payments on certain expected future debt obligations to a fixed rate and had a fair value of $1.5 million at December 31, 2005 (representing an economic hedge, as discussed in Note 10 — Derivative Instruments in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K).
          Distribution — During January 2006, the Board of Trustees of the Trust declared a cash distribution to the partners of CRLP holding common units in the amount of $0.68 per common partnership unit, totaling approximately $38.0 million. The distribution was made to partners of record as of February 6, 2006, and was paid on February 13, 2006.

          Preferred Share Buyback - On February 2, 2006, the Trust announced its Board of Trustees’ authorization of the repurchase of up to $65 million of the Trust’s Series E Depositary Shares, each representing 1/100 of a share of the Trust’s 7 5/8% Series E Cumulative Redeemable Preferred Shares. This repurchase program was effective immediately and extends through January 27, 2007. Under the repurchase program, the Trust is authorized to make purchases in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements and other factors. The repurchase program does not obligate the Trust to repurchase any specific number of shares, and repurchases pursuant to the program may be suspended or resumed at any time or from time to time without further notice or announcement. In connection with the repurchase of the Series E shares, the Board of Trustees also authorized the repurchase by CRLP of outstanding Series E Cumulative Redeemable Preferred Units, all of which are held by the Trust, as the general partner of CRLP, at such times, in such numbers and for such amounts as correspond to the number of Series E shares that are repurchased by the Trust pursuant to the repurchase program.
Business Strategy
          Our business objective is to generate stable and increasing cash flow and portfolio value for our partners through a strategy of:
•	realizing growth in income from our existing portfolio of properties;

•	expanding and selectively acquiring additional multifamily, office and retail properties (primarily “lifestyle” and “power” centers) in growth markets located in the Sunbelt region of the United States, where we have first-hand knowledge of growth patterns and local economic conditions;

•	recycling capital by selectively disposing of assets that have reached their maximum investment potential and reinvesting the proceeds into opportunities -with more growth potential;

•	managing our own properties, which enables us to better control operating expenses and establish long-term relationships with our office and retail tenants;

•	developing for-sale lots and residential units;

•	converting existing and acquired multifamily apartment communities into for-sale condominium projects;

•	maintaining our third-party property management business, which increases cash flow and establishes additional relationships with investors and tenants; and

•	employing a comprehensive capital maintenance program to maintain properties in first-class condition.
          Our diversified business strategy of investing in multifamily, office and retail property types that are located in high-growth, demographically attractive cities primarily in key Sunbelt states allows us to shift assets within our portfolio in order to take advantage of market timing and economic cycles, and to maximize investment returns. Our business strategy and the implementation of that strategy are determined by the Board of Trustees of the Trust and may be changed from time to time.
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
          We believe that these strategies have enabled, and should continue to enable, us to access the debt and equity capital markets to fund debt refinancings and the acquisition and development of additional properties.
          We may modify our borrowing policy and may increase or decrease our ratio of debt to total market capitalization in the future. To the extent that the Board of Trustees of the Trust determines to seek additional capital, we may raise such capital through additional equity offerings, debt financings, asset dispositions or retention of cash flow (subject to provisions in the Internal Revenue Code of 1986, as amended, requiring the distribution by a REIT of a certain percentage of taxable income and taking into account taxes that would be imposed on undistributed taxable income) or a combination of these methods.
          We funded our acquisition, development and redevelopment activities primarily through proceeds received from the disposition of assets, unsecured senior notes offerings and advances on our bank line of credit and equity offerings. For additional information regarding current year financing activities and year-end balances, refer to Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Property Management
          We are experienced in the management and leasing of multifamily, office and retail properties and believe that the management and leasing of our own portfolio has helped maintain consistent income growth and has resulted in reduced operating expenses from the properties. The third-party management, leasing and brokerage businesses conducted through CPSI have provided us both with a source of cash flow that is relatively stable and with the benefits of economies of scale in conjunction with the management and leasing of our own properties. These businesses also allow us to establish additional relationships with tenants who may require additional office or retail space and help us to identify potential acquisitions.
Operational Structure
          We manage our business with three separate and distinct operating divisions: multifamily, office and retail. We have centralized functions that are common to each division, including accounting, information technology and administrative services. Decisions regarding acquisitions, developments and dispositions are also centralized. Each division has an Executive Vice President that oversees growth and operations and has a separate management team that is responsible for acquiring, developing, and leasing properties within each division. This structure allows us to utilize specialized management personnel for each operating division. Although these divisions operate independently from one another, constant communication among the Executive Vice Presidents provides us with unique synergies allowing us to take advantage of a variety of investment opportunities. Because we operate in these three divisions, we have the ability to and are currently developing mixed-use projects which incorporate each element of “Where you Live, Work and Shop”. See Note 8 — Segment Information in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for information on our three segments and the reconciliation of total segment revenues to total revenues, total segment net operating income to income from continuing operations and minority interest, and total divisional assets to total assets for the years ended December 31, 2005, 2004 and 2003. Information regarding our segments contained in such Note 8 — Segment Information in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K is incorporated by reference herein. Additional information with respect to each of the operating divisions is set forth below:
          Multifamily Division. Our multifamily division is responsible for all aspects of multifamily operations, including day-to-day management and leasing of our 151 multifamily properties, as well as providing third-party management services for apartment communities in which we do not have an ownership interest or have a non-controlling ownership interest.
          Office Division. Our office division is responsible for all aspects of our commercial office operations, including the management and leasing services for our 62 office properties, as well as providing third-party management services for office properties in which we do not have an ownership interest and for brokerage services in other office property transactions.
          Retail Division. Our retail division is responsible for all aspects of our retail operations, including the management and leasing services for our 48 retail properties, as well as providing third-party management services for retail properties in which we do not have an ownership interest and for brokerage services in other retail property transactions.
Competition
          The ownership, development, operation and leasing of multifamily, office and retail properties are highly competitive. We compete with domestic and foreign financial institutions, other REITs, life insurance companies, pension trusts, trust funds, partnerships and individual investors for the acquisition of properties. See Item 1A — “Risk Factors — Risks Associated with Our Operations - Competition for acquisitions could reduce the number of acquisition opportunities available to us and result in increased prices for properties, which could adversely affect our return on properties we purchase” for further discussion. In addition, we compete for tenants in our markets primarily on the basis of property location, rent charged, services provided and the design and condition of improvements. Our diversified business strategy of investing in multifamily, office and retail property types that are located in high-growth, demographically attractive cities primarily in key Sunbelt states allows us to shift assets within our portfolio in order to take advantage of market timing and economic cycles, and to maximize investment returns.
Seasonality
          Our multifamily properties and office properties generally are not affected by seasonality. However, the retail shopping center industry is seasonal in nature, with shopping center tenant sales peaking during the fourth quarter due to the holiday season. As a result, a substantial portion of the percentage rent that we receive from our retail properties is not recognized until the fourth quarter. Furthermore, most new retail lease-up occurs towards the later part of the year in anticipation of the holiday season and most vacancies occur toward the beginning of the year. In addition, the majority of our retail temporary tenants take occupancy in the fourth quarter. Accordingly, retail cash flow and occupancy levels are generally lowest in the first quarter and highest in the fourth quarter.

Environmental Matters
          We believe that our properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. We are not aware of any environmental condition which we believe would have a material adverse effect on our capital expenditures, earnings or competitive position (before consideration of any potential insurance coverage). Nevertheless, it is possible that there are material environmental liabilities of which we are unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of our properties have not been or will not be affected by tenants and occupants of our properties, by the condition of properties in the vicinity of our properties or by third parties unrelated to us. See “Risk Factors—Risks Associated with Our Operations— We could incur significant costs related to environmental issues which could adversely affect our results of operations through increased compliance costs or our financial condition if we become subject to a significant liability” for further discussion.
Insurance
          We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our majority-owned properties. We believe the policy specifications, insured limits of these policies and self insurance reserves are adequate and appropriate. There are, however, certain types of losses, such as lease and other contract claims, which generally are not insured. We anticipate that we will review our insurance coverage and policies from time to time to determine the appropriate levels of coverage, but we cannot predict at this time if we will be able to obtain or maintain full coverage at reasonable costs in the future. In addition, as of December 31, 2005, we are self insured up to $1.1 million, $1.8 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. We are also self insured for health insurance and responsible for claims up to $125,000 per claim and up to $1.0 million per person. Our policy for all self insured risk is to accrue for expected losses on reported claims and for estimated losses related to claims incurred but not reported as of the end of the reporting period.
          During the twelve months ended December 31, 2005, we had one wholly-owned office building and one partially-owned office building which sustained damage as a result of Hurricanes Wilma and Katrina. However, we are not aware of any structural damage at either of these two office buildings. We also had several multifamily and retail properties which sustained minimal damage as a result these hurricanes. The estimated damage from these hurricanes totaled $3.2 million, of which $3.0 million is recoverable under our existing insurance policies.
Employees
          As of December 31, 2005, CRLP employed approximately 1,700 persons, including on-site property employees who provide services for the properties that we own and/or manage.
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
          In addition, our consolidated financial statements include the operations of a taxable REIT subsidiary, CPSI, that is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI provides property management, construction management and development services for third-party owned properties and administrative services to us. We generally reimburse CPSI for payroll and other costs incurred in providing services to us. All inter-company transactions are eliminated in the accompanying consolidated financial statements. We recognized tax expense of $6.5 million in 2005 related to the taxable income of CPSI.
Available Information
          Our general partner’s website address is www.colonialprop.com and provides access in the “Investor Relations” section, free of charge, to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Also available on our website, free of charge, are the Trust’s corporate governance guidelines, charter of the governance committee, audit committee charter, executive compensation committee charter and the Trust’s code of ethics. If you are not able to access this website, the information is available in print form to any partner who should request the information directly from us. We intend to disclose any amendment to, or waiver from, the Trust’s code of ethics on this website within four business days following the date of the amendment or waiver.

Executive Officers of the Trust
          We are managed by the Trust, the general partner of CRLP. The following is a biographical summary of the executive officers of the Trust:
          Thomas H. Lowder, 56, has been a trustee since our formation in July 1993. He has served as the Trust’s Chairman of the Board, President and Chief Executive Officer since July 1993. Mr. Lowder became President of Colonial Properties, Inc., our predecessor, in 1976, and since that time has been actively engaged in the acquisition, development, management, leasing and sale of multifamily, office and retail properties for the Company and its predecessors. Mr. Lowder is a current member of the National Association of Real Estate Investment Trusts (NAREIT), the National Association of Industrial and Office Parks (NAIOP) and the International Council of Shopping Centers. He is also a member and past president of the Alabama Chapter of the Realtors National Marketing Institute through which he successfully completed commercial real estate investment courses to receive the CCIM (Certified Commercial Investment Member) designation. He presently serves as a member of the Board of the following organizations: The Community Foundation of Greater Birmingham, Birmingham-Southern College, Crippled Children’s Foundation and United Way. Mr. Lowder is a past board member of the National Association of Real Estate Investment Trusts (NAREIT), past Chairman of the Birmingham Area Chapter of the American Red Cross, past Chairman of Children’s Hospital of Alabama and served as Chairman of the 2001 United Way Campaign for Central Alabama. He graduated with honors from Auburn University with a Bachelor of Science Degree. Mr. Lowder is the brother of James K. Lowder, one of our trustees.
          C. Reynolds Thompson, III, 43, has been the Trust’s Chief Operating Officer since September 1999, and is responsible for the multifamily, office, retail and mixed-use divisions. Mr. Thompson oversees the management, acquisition, leasing and development of properties within our three operating divisions and development in the mixed-use division. Prior to his appointment as Chief Operating Officer, Mr. Thompson was Chief Investment Officer, responsible for investment strategies, market research, due diligence, mergers and acquisitions, joint venture development and cross-divisional acquisitions. Prior to his position as Chief Investment Officer, Mr. Thompson served as Executive Vice President—Office Division, with responsibility for management of all office properties owned and/or managed by us, from May 1997 to May 1998. Mr. Thompson joined the Trust in February 1997 as Senior Vice President—Office Acquisitions, with responsibility for all acquisitions of office properties. Prior to joining us, Mr. Thompson worked for CarrAmerica Realty Corporation in office building acquisitions and due diligence. His eighteen-year real estate background includes acquisitions, development, leasing and management of office properties in the south. Mr. Thompson is a member of the Executive Committee of the Metropolitan Development Board, a member of the NAIOP, a member of the International Council of Shopping Centers and he serves on the Board of Visitors for The University of Alabama Culverhouse College of Commerce and Business Administration. Mr. Thompson holds a Bachelor of Science Degree from Washington and Lee University.
          Weston M. Andress, 45, has been our Chief Financial and Investment Officer of the Trust since April 2004 and is responsible for financing and investment matters. Prior to joining the Trust, Mr. Andress held the position of Managing Director of the Corporate and Investment Banking Department of Bank of America. Prior to his 15 year tenure with Bank of America, he was Vice President in the Real Estate Capital Markets Group of Salomon Brothers in New York. Mr. Andress serves on the vestry at Christ Episcopal Church in Charlotte, N.C., is a member of the Development Council at University of the South (Sewanee) and is on the Board of Directors for The Children’s Scholarship Fund of Charlotte. Mr. Andress holds a Masters of Business Administration from the University of North Carolina at Chapel Hill.
          John P. Rigrish, 57, has been the Trust’s Chief Administrative Officer since August 1998, and is responsible for the supervision of Information Technology, Human Resources and Employee Services. Prior to joining the Trust, Mr. Rigrish worked for BellSouth Corporation in Corporate Administration and Services. Mr. Rigrish holds a Bachelor of Science degree from Samford University and did his postgraduate study at Birmingham-Southern College. He served on the Edward Lee Norton Board of Advisors for Management and Professional Education at Birmingham-Southern College and the Board of Directors of Senior Citizens, Inc. in Nashville, Tennessee. He currently serves on the American Red Cross Board of Directors, Alabama Chapter and John Carroll Educational Foundation Board of Directors.
          Paul F. Earle, 48, has been the Trust’s Executive Vice-President-Multifamily Division since May 1997, and is responsible for management of all multifamily properties we own and/or manage. He joined the Trust in 1991 and has served as Vice President — Acquisitions, as well as Senior Vice President — Multifamily Division. Mr. Earle is past Chairman of the Alabama Multifamily Council and is an active member of the National Apartment Association. He also is a board member and is on the Executive Committee of the National Multifamily Housing Council. He is past President and current Board member of Big Brothers/Big Sisters. Before joining us, Mr. Earle was the President and Chief Operating Officer of American Residential Management, Inc., Executive Vice President of Great Atlantic Management, Inc. and Senior Vice President of Balcor Property Management, Inc.

          Robert A. “Bo” Jackson, 51, has been the Trust’s Executive Vice President-Office Division since December 1997, and is responsible for leading all office properties owned by the Company. Under his management, the Company’s portfolio has grown from four million to 20 million square feet and maintains one of the industry’s leading client-retention rates. He is implementing Colonial’s High-Performance Workplace, which is providing national employers with highly productive workplaces that help recruit and retain talented workforces. Prior to joining Colonial, Mr. Jackson was involved in several of the signature office properties in Atlanta including Concourse, One Ninety One Peachtree Tower and Perimeter Center. He has developed, leased or managed more than 25 million square feet of urban and suburban development in the Southeast. Under his leadership, Colonial developed office properties in the mixed-use Colonial TownPark in Orlando, Florida, which contributed to Colonial Properties Trust being named 2003 Developer of the Year by the NAIOP. Mr. Jackson is a member of the Board of Directors of CoreNet Global Atlanta Chapter, an active member in NAIOP, serves on a national NAIOP Mixed-Use panel and is involved with his church, North Point Community Church. Mr. Jackson holds a Bachelor of Science degree in Business Administration from the University of Delaware.
          Charles E. “Chip” Light, 45, has been the Trust’s Executive Vice President, Retail Division since February 2004, and is responsible for leasing all retail properties owned and managed by the Trust. He joined the Company in July 2003 and served as Senior Vice President — Retail Leasing until February 2004. Mr. Light has 20 years of retail leasing experience with such companies as Faison Associates, Jacobs Group, Homart Development and LaSalle Partners. Prior to joining us, Mr. Light was Managing Director of Retail with Faison & Associates. Mr. Light’s 20 year career includes leasing assignments with the Jacobs Company, Homart and La Salle Partners which extended from coast to coast. Mr. Light holds a Bachelor of Science degree from The University of Nebraska and a Master of Business Administration from Southern Methodist University.
          Charles A. McGehee, 60, has been the Trust’s Executive Vice President — Mixed-Use Development Division since September 1999 and is responsible for our development of properties with mixed-use product types. Mr. McGehee also oversees land acquisitions and dispositions. From September 1993 to September 1999, Mr. McGehee was responsible for Land Acquisitions and Development, Brokerage and Dispositions for us. From January 1990 to September 1993 Mr. McGehee was Senior Vice President — Office Division. He joined us in 1976 as Vice President of Retail Leasing and was responsible for leasing all retail space owned and/or managed. Mr. McGehee has served as president and as a board member of the National Association of Industrial and Office Properties and is a member of the Board of Directors of the Birmingham Area Board of Realtors. Mr. McGehee is currently on the Board of Trustees of the Trust for the Birmingham Chamber of Commerce and serves as a member of the Chairman’s Circle. He holds a Bachelor of Science Degree from Auburn University.
          John E. Tomlinson, 37, has been the Trust’s Executive Vice President and Chief Accounting Officer since February 2005, and is responsible for Internal Control functions, compliance with generally accepted accounting principles, or GAAP, SEC reporting, regulatory agency compliance and reporting, management reporting and accounting operations. Mr. Tomlinson is a Certified Public Accountant (CPA) with over 12 years of experience in public accounting. Mr. Tomlinson holds a Bachelor of Science of Professional Accountancy and a Master of Business Administration from Mississippi State University. Prior to joining the Trust, Mr. Tomlinson served as a Senior Manager at Deloitte & Touche LLP from May 2002 through January 2005 and as a Senior Manager / Manager at Arthur Andersen LLP from September 1996 through May 2002. Mr. Tomlinson’s previous experience includes independent audits of public and private entity financial statements, merger and acquisition due diligence, business risk assessment and registration statement work for public debt and stock offerings.

Item 1A. Risk Factors
          Set forth below are the risks that we believe are material to investors who purchase or own our common, preferred or debt securities. Our units are redeemable for cash or, at the election of the Trust, on a one-for-one basis for the Trust’s common shares of beneficial interest. You should consider carefully the following risks, together with the other information contained in and incorporated by reference in this Annual Report on Form 10-K, and the descriptions included in our consolidated financial statements and accompanying notes.
Risks Associated with Real Estate
          We face numerous risks associated with the real estate industry that could adversely affect our results of operations through decreased revenues or increased costs.
          As a real estate company, we are subject to various changes in real estate conditions, any negative trends of which may adversely affect our results of operations through decreased revenues or increased costs. These conditions include:
•	worsening of national and regional economic conditions, as well as the local economic conditions in our principal market areas;

•	the existence and quality of the competition, such as the attractiveness of our property as compared to our competitors’ properties based on considerations such as convenience of location, rental rates, amenities and safety record;

•	increased operating costs, including increased real property taxes, maintenance, insurance and utilities costs;

•	weather conditions that may increase or decrease energy costs and other weather-related expenses;

•	oversupply of multifamily, office or retail space or a reduction in demand for real estate in the markets in which our properties are located;

•	a favorable interest rate environment that may result in a significant number of potential tenants of our multifamily properties deciding to purchase homes instead of renting; and

•	changing trends in the demand by consumers for merchandise offered by retailers conducting business at our retail properties.
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
          Real estate investments are illiquid, and therefore we may not be able to sell our properties in response to economic changes which could adversely affect our results of operations or financial condition.
          Real estate investments generally are relatively illiquid and as a result cannot be sold quickly or on favorable terms in response to changes in the economy or other conditions when it may be prudent to do so. This inability to respond quickly to changes in the performance of our properties could adversely affect our results of operations if we cannot sell an unprofitable property. Our financial condition could also be adversely affected if we were, for example, unable to sell one or more of our properties in order to meet our debt obligations upon maturity. In addition, the tax laws applicable to REITs require that the Trust hold properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales or properties that otherwise would be in our best interest. Therefore, we may be unable to vary our portfolio promptly in response to market conditions, which may adversely affect our financial position.
          We are subject to significant regulation that inhibits our activities, which could adversely affect our results of operations through increased costs or inability to pursue business opportunities.
          Local zoning and use laws, environmental statutes and other governmental requirements may restrict our development, expansion, rehabilitation and reconstruction activities. These regulations may prevent or delay us from taking advantage of economic opportunities. If we fail to comply with these requirements, governmental authorities may impose fines on us or private litigants may be awarded damages against us. In addition, we cannot predict what requirements may be enacted in the future and there can be no assurance that such enactment will not increase our costs of regulatory compliance or prohibit us from pursuing business opportunities that could be profitable to us.
Risks Associated with Our Operations
          Our properties may not generate sufficient income to pay our expenses if we are unable to lease our new properties or renew leases or re-lease space at our existing properties as leases expire, which may adversely affect our operating results.

          We derive the majority of our income from tenants who lease space from us at our properties. A number of factors may adversely affect our ability to attract tenants at favorable rental rates and generate sufficient income, including:
•	local conditions such as an oversupply of, or reduction in demand for, multifamily, office or retail properties;

•	the attractiveness of our properties to residents, shoppers and tenants;

•	decreases in market rental rates; and

•	our ability to collect rent from our tenants.
If we cannot generate sufficient income to pay our expenses, maintain our properties and service our debt as a result of any of these factors, our operating results may be adversely affected.
          The tenants at our office properties generally enter into leases with an initial term ranging from three to ten years, tenants at our retail properties generally enter into leases with an initial term ranging from one to ten years and tenants at our multifamily properties generally enter into leases with an initial term ranging from six months to one year. As leases expire at our existing properties, tenants may elect not to renew them. Even if the tenants do renew or we can re-lease the space, the terms of renewal or re-leasing, including the cost of required renovations, may be less favorable than current lease terms. In addition, for new properties, we may be unable to attract enough tenants and the occupancy rates and rents may not be sufficient to make the property profitable. If we are unable to renew the leases or re-lease the space at our existing properties promptly or lease the space at our new properties, or if the rental rates upon renewal or re-leasing at existing properties are significantly lower than expected rates, our operating results will be negatively affected.
          We may not be able to control our operating costs or our expenses may remain constant, even if our revenues decrease, causing our results of operations to be adversely affected.
Factors that may adversely affect our ability to control operating costs include:

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
          The expense of owning and operating a property is not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property. As a result, if revenues drop, we may not be able to reduce our expenses accordingly. Costs associated with real estate investments, such as real estate taxes, loan payments and maintenance generally will not be reduced even if a property is not fully occupied or other circumstances cause our revenues to decrease. If a property is mortgaged and we are unable to meet the mortgage payments, the lender could foreclose on the mortgage and take the property, resulting in a further reduction in revenues.
          An economic downturn or natural disaster in an area in which our properties are concentrated could adversely affect our results of operations or financial condition.
          Substantially all of our properties are located in the Sunbelt region of the United States. In particular, we derived an aggregate of approximately 69.9% of our net operating income in 2005 from top quartile cities located in the Sunbelt region. If the Sunbelt region of the United States, and in particular the areas of or near Birmingham, Charlotte, Orlando, Atlanta, Dallas or Fort Worth experiences a slowdown in the economy or a natural disaster, our results of operations and financial condition may be negatively affected as a result of decreased revenues, increased costs or damage or loss of assets.
          Tenant bankruptcies and downturns in tenants’ businesses may adversely affect our operating results by decreasing our revenues.
          At any time, a tenant may experience a downturn in its business that may weaken its financial condition. As a result, our tenants may delay lease commencement, cease or defer making rental payments or declare bankruptcy. A bankruptcy filing by or relating to one of our tenants would bar all efforts by us to collect pre-bankruptcy debts from that tenant, or their property, unless we receive an order permitting us to do so from the bankruptcy court. A tenant bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is likely that we will recover substantially less than the full value of any unsecured claims we hold from a bankrupt tenant. Any bankruptcy or financial difficulties of our tenants may negatively affect our operating results by decreasing our revenues.
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
          Under federal, state and local laws and regulations relating to the protection of the environment, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of on real property, may be liable for the costs of investigating and remediating hazardous substances on or under or released from the property and for damages to natural resources. The federal Comprehensive Environmental Response, Compensation & Liability Act, and similar state laws, generally impose liability on a joint and several basis, regardless of whether the owner, operator or other responsible party knew of or was at fault for the release or presence of hazardous substances. In connection with the ownership or operation of our properties, we could be liable in the future for costs associated with investigation and remediation of hazardous substances released at such properties. The costs of any required remediation and related liability as to any property could be substantial under these laws and could exceed the value of the property and/or our aggregate assets. The presence of hazardous substances, or the failure to properly remediate those substances may result in our being liable for damages suffered by a third party and may adversely affect our ability to sell or rent a property or to borrow funds using the property as collateral. In addition, environmental laws may impose restrictions on the manner in which we use our properties or operate our business, and these restrictions may require expenditures for compliance. The restrictions themselves may change from time to time, and these changes may result in additional expenditures in order to achieve compliance. We cannot assure you that a material environmental claim or compliance obligation will not arise in the future. The costs of defending against any claims of liability, of remediating a contaminated property, or of complying with future environmental requirements could be substantial and affect our operating results. In addition, if a judgment is obtained against us or we otherwise become subject to a significant environmental liability, our financial condition may be adversely affected.
          On December 29, 1998, we acquired Bel Air Mall in Mobile, Alabama. During the course of our environmental due diligence, we identified several different areas of the property in which contamination is present. One of those areas involves drycleaner solvent; the others involve petroleum contamination. The Alabama Department of Environmental Management (ADEM) is overseeing the investigation and cleanup of the drycleaner contamination. Under the terms of the purchase and sale agreement, the former owner of the property purchased a $10 million environmental insurance policy (including paying the $275,000 up front deductible) and established an escrow account totaling $1,000,000 to cover any costs associated with investigation and remediation of the contaminated areas not covered by the insurance policy. Under the agreement the seller is currently performing all required remediation of the drycleaner contamination until a “no further action” status is obtained from ADEM. In addition, an out parcel at the Bel Air Mall, previously occupied by an Amoco Gas station, currently has ongoing remediation activity on the now vacant site. Although we sold the Bel Air Mall to the GPT Joint Venture, in which we retained a 10% interest (see Item 1 — “Business — Joint Ventures — Equity Method of Investments — GPT Transaction”), we remain exposed to the related environmental liability (in addition to our exposure as a current 10% owner) as a previous owner.
          Uninsured or underinsured losses could adversely affect our financial condition.
          As of December 31, 2005, we are self insured up to $1.1 million, $1.8 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. We are also self insured for health insurance and responsible for claims up to $125,000 per claim and up to $1.0 million per person. If the actual costs incurred to cover such uninsured claims are significantly greater than our budgeted costs, our financial condition will be adversely affected.
          We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our properties. There are, however, certain types of losses, such as lease and other contract claims, acts of war or terrorism, act of God, and in some cases, flooding that generally are not insured because such coverage is not available or it is not available at commercially reasonable rates. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in the damaged property, as well as the anticipated future revenue from the property. The costs associated with property and casualty renewals may be higher than anticipated. We cannot predict at this time if in the future we will be able to obtain full coverage at a reasonable cost. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical or undesirable to use insurance proceeds to replace a property after it has been damaged or destroyed. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.
          Competition for acquisitions could reduce the number of acquisition opportunities available to us and result in increased prices for properties, which could adversely affect our return on properties we purchase.
          We compete with other major real estate investors with significant capital for attractive investment opportunities in multifamily, office or retail properties. These competitors include publicly traded REITs, private REITs, investment banking firms, private institutional investment funds and national, regional and local real estate investors. The current market for acquisitions continues to be extremely competitive. This competition could increase the demand for multifamily, office or retail properties, and therefore reduce the number of suitable acquisition opportunities available to us and increase the prices paid for such acquisition properties. As a result, our expected return from investment in these properties will deteriorate.
          We may be unable to successfully integrate and effectively manage the properties we acquire, which could adversely affect our results of operations.
          So long as we are able to obtain capital on commercially reasonable terms, we intend to continue to selectively acquire multifamily, office and retail properties that meet our criteria for investment opportunities, are consistent with our business strategies and we believe will be profitable or will enhance the value of our portfolio. The success of these acquisitions will depend, in part, on our ability to efficiently integrate the acquired properties into our organization, and apply our business, operating, administrative, financial and accounting strategies and controls to these acquired properties. As a result of the rapid growth of our portfolio, we cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems or hire and retain sufficient operational staff to integrate these properties into our portfolio and manage any future acquisitions of additional properties without operating disruptions or unanticipated costs. As we develop or acquire additional properties, we will be subject to risks associated with managing new properties, including tenant retention and mortgage default. In addition, acquisitions or developments may cause disruptions in our operations and divert management’s attention away from day-to-day operations, which could impair our relationships with our current tenants and employees. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets. If we are unable to successfully integrate the acquired properties into our operations, our results of operations may be adversely affected.
          We may not be able to achieve the anticipated financial and operating results from our acquisitions, which would adversely affect our operating results.
          We will continue to acquire multifamily, office or retail properties only if they meet our criteria and we believe that that they will enhance our future financial performance and the value of our portfolio. Our belief, however, is based on and is subject to risks, uncertainties and other factors, many of which are forward-looking and are uncertain in nature or are beyond our control. In addition, some of these properties may have unknown characteristics or deficiencies or may not complement our portfolio of existing properties. As a result, some properties may be worth less or may generate less revenue than, or simply not perform as well as, we believed at the time of the acquisition, thereby negatively affecting our operating results.
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

          In addition, if a project is delayed, certain tenants may have the right to terminate their leases. Any one or more of these risks may cause us to incur unexpected costs in connection with our development strategy, which would negatively affect our results of operations.
          Our joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on our joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint venture partners.
          Our investments in joint ventures involve risks not customarily associated with our wholly owned properties, including the following:
•	we share decision-making authority with some of our joint venture partners regarding major decisions affecting the ownership or operation of the joint venture and the joint venture properties, such as the sale of the properties or the making of additional capital contributions for the benefit of the properties, which may prevent us from taking actions that are opposed by those joint venture partners;

•	prior consent of our joint venture partners is required for a sale or transfer to a third party of our interests in the joint venture, which restricts our ability to dispose of our interest in the joint venture;

•	our joint venture partners might become bankrupt or fail to fund their share of required capital contributions, which may delay construction or development of a joint venture property or increase our financial commitment to the joint venture;

•	our joint venture partners may have business interests or goals with respect to the joint venture properties that conflict with our business interests and goals, which could increase the likelihood of disputes regarding the ownership, management or disposition of such properties;

•	disputes may develop with our joint venture partners over decisions affecting the joint venture properties or the joint venture, which may result in litigation or arbitration that would increase our expenses and distract our officers and/or trustees from focusing their time and effort on our business, and possibly disrupt the day-to-day operations of the property such as by delaying the implementation of important decisions until the conflict or dispute is resolved; and

•	we may suffer losses as a result of the actions of our joint venture partners with respect to our joint venture investments.
Risks Associated with Our Indebtedness and Financing
          We have substantial indebtedness and our cash flow may not be sufficient to make required payments on our indebtedness or repay our indebtedness as it matures.
          We rely on debt financing for our business. As of December 31, 2005, the amount of our total debt was approximately $2.9 billion, consisting of $2.5 billion of consolidated debt and $0.4 billion of our pro rata share of joint venture debt. Due to our high level of debt, we may be required to dedicate a substantial portion of our funds from operations to servicing our debt, and our cash flow may be insufficient to meet required payments of principal and interest.
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
          As of December 31, 2005, our consolidated borrowings and pro rata share of unconsolidated borrowings totaled approximately $2.9 billion, which represented approximately 50.97% of our total market capitalization. Total market capitalization represents the sum of the outstanding indebtedness (including our share of joint venture indebtedness), the total liquidation preference of all our preferred units and the total market value of our common units, based on the closing price of the Trust’s common shares as of December 31, 2005. Our organizational documents do not contain any limitation on the incurrence of debt. Our leverage and any future increases in our leverage could adversely affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes which would negatively impact our results of operation and financial condition.
          Due to the amount of our variable rate debt, rising interest rates would adversely affect our results of operation.
          As of December 31, 2005, we had approximately $424.4 million of variable rate debt outstanding, consisting of $266.8 million of our consolidated debt and $157.6 million of our pro rata share of variable rate unconsolidated joint venture debt. While we have sought to refinance our variable rate debt with fixed rate debt or cap our exposure to interest rate fluctuations by using interest rate swap agreements where appropriate, failure to hedge effectively against interest rate changes may adversely affect our results of operations. In addition, as opportunities arise, we may borrow additional money with variable interest rates in the future. As a result, a significant increase in interest rates would adversely affect our results of operations.
          We have entered into debt agreements with covenants that restrict our operating activities, which could adversely affect our results of operations, and violation of these restrictive covenants could adversely affect our financial condition through debt defaults or acceleration.
          Our credit facility contains numerous customary restrictions, requirements and other limitations on our ability to incur debt, including restrictions related to:
•	secured debt to total asset value ratio;

•	interest coverage ratio;

•	fixed charge coverage ratio;

•	debt to total asset value ratio;

•	unencumbered interest coverage ratio;

•	unencumbered leverage ratio; and

•	adjusted total asset value.
          In addition, the indenture under which our senior unsecured debt is issued contains financial and operating covenants including coverage ratios. Our indenture also limits our ability to:
•	incur secured and unsecured indebtedness;

•	sell all or substantially all or our assets; and

•	engage in mergers, consolidations and acquisitions.
          These restrictions will continue to hinder our operational flexibility through limitations on our ability to incur additional indebtedness, pursue certain business initiatives or make other changes to our business. These limitations could adversely affect our results of operations. In addition, violations of these covenants could cause the declaration of defaults and any related acceleration of indebtedness, which would result in adverse consequences to our financial condition.
          Our inability to obtain sufficient third party financing could adversely affect our results of operations and financial condition because we depend on third party financing for our development, expansion or acquisition activities.
          To qualify as a REIT, the Trust must distribute to its shareholders each year at least 90% of REIT taxable income, excluding any net capital gain. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs from income from operations. As a result, as we continue to develop or acquire new properties or expand existing properties, we will continue to rely on third-party sources of capital, including lines of credit, secured or unsecured debt (both construction financing and permanent debt), and equity issuances. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential and our current and potential future earnings. Moreover, additional equity offerings of the Trust may result in substantial dilution of our partners’ interests, and additional debt financing may substantially increase our leverage. There can be no assurance that we will be able to obtain the financing necessary to fund new development or project expansions or our acquisition activities on terms favorable to us or at all. If we are unable to obtain sufficient level of third party financing to fund our growth, our results of operations and financial condition may be adversely affected.
          Our senior notes do not have an established trading market, therefore, holders of our notes may not be able to sell their notes.
          Each series of our senior notes is a new issue of securities with no established trading market. We do not intend to apply for listing of any series of notes on any national securities exchange. The underwriters in an offering of senior notes may advise us that they intend to make a market in the notes, but they are not obligated to do so and may discontinue market making at any time without notice. We can give no assurance as to the liquidity of or any trading market for any series of our notes.

Risks Associated with Our Organization
          Some of Trust’s trustees and officers have conflicts of interest and could exercise influence in a manner inconsistent with holders of interests of in CRLP.
          As a result of their substantial ownership of common units, Messrs. Thomas Lowder, the Trust’s Chairman of the Board, Chief Executive Officer and President, and James Lowder and Harold Ripps, each of whom is a trustee of the Trust, could seek to exert influence over our decisions as to sales or re-financings of particular properties we own. Any such exercise of influence could produce decisions that are not in the best interest of all of the holders of interests in us.
          The Lowder family and their affiliates hold interests in a company that has performed insurance brokerage services with respect to our properties. This company may perform similar services for us in the future. As a result, the Lowder family may realize benefits from transactions between this company and us that are not realized by other holders of interests in us. In addition, Thomas and James Lowder, as trustees of the Trust, may be in a position to influence us to do business with companies in which the Lowder family has a financial interest. Our policies may not be successful in eliminating the influence of conflicts. Moreover, transactions with companies controlled by the Lowder family, if any, may not be on terms as favorable to us as we could obtain in an arms-length transaction with a third party.
          Restrictions on the acquisition and change in control of the Trust may have adverse effects on the value of our common units.
          Various provisions of the Trust’s Declaration of Trust restrict the possibility for acquisition or change in control of the Trust, even if the acquisition or change in control were in the unitholders’ interest. As a result, the value of our common units may be less than they would otherwise be in the absence of such restrictions.
          The Trust’s Declaration of Trust contains ownership limits and restrictions on transferability. The Trust’s Declaration of Trust contains certain restrictions on the number of Trust common shares and preferred shares that individual shareholders may own intended to ensure that the Trust maintains its qualification as a REIT. In order for the Trust to qualify as a REIT, no more than 50% of the value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of a taxable year and the shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year. To help avoid violating these requirements, the Trust’s Declaration of Trust contains provisions restricting the ownership and transfer of shares in certain circumstances. These ownership limitations provide that no person may beneficially own, or be deemed to own by virtue of the attribution provisions of the Code, more than:
•	9.8%, in either number of shares or value (whichever is more restrictive), of any class of outstanding shares of the Trust;

•	5% in number or value (whichever is more restrictive), of the outstanding common shares and any outstanding excess shares of the Trust; and

•	in the case of certain excluded holders related to the Lowder family: 29% by one individual; 34% by two individuals; 39% by three individuals; or 44% by four individuals.
These ownership limitations may be waived by the Board of Trustees of the Trust if it receives representations and undertakings of certain facts for the protection of the Trust’s REIT status, and if requested, an IRS ruling or opinion of counsel.
          The Trust’s Declaration of Trust permits the Board of Trustees to issue preferred shares with terms that may discourage a third party from acquiring the Trust. The Trust’s Declaration of Trust permits the Board of Trustees of the Trust to issue up to 20,000,000 preferred shares, having those preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption as determined by the Board of Trustees of the Trust. Thus, the Board of Trustees of the Trust could authorize the issuance of preferred shares with terms and conditions that could have the effect of discouraging a takeover or other transaction in which some or a majority of shares might receive a premium for their shares over the then-prevailing market price of shares.
          The Trust’s Declaration of Trust and Bylaws contain other possible anti-takeover provisions. The Trust’s Declaration of Trust and Bylaws contain other provisions that may have the effect of delaying, deferring or preventing an acquisition or change in control of the Trust, and, as a result could prevent our unitholders from being paid a premium for their common units over the then-prevailing market prices. These provisions include:
•	a prohibition on shareholder action by written consent;

•	the ability to remove trustees only at a meeting of shareholders called for that purpose, by the affirmative vote of the holders of not less than two-thirds of the shares then outstanding and entitled to vote in the election of trustees;

•	the limitation that a special meetings of shareholders can be called only by the president or chairman of the board or upon the written request of shareholders holding outstanding shares representing at least 25% of all votes entitled to be cast at the special meeting;

•	the advance written notice requirement for shareholders to nominate a trustee before a meeting of shareholders; and

•	the requirement that the amendment of certain provisions of the Trust’s Declaration of Trust relating to the removal of trustees, the termination of the Trust and any provision that would have the effect of amending these provisions, require the affirmative vote of the holders of two-thirds of the Trust’s shares then outstanding.
     The Board of Trustees of the Trust has adopted a shareholder rights plan that could discourage a third party from making a proposal to acquire the Trust.
          In 1998, the Board of Trustees of the Trust adopted a shareholder rights plan, which may discourage a third party from making a proposal to acquire the Trust. Under the plan, preferred purchase rights, which are attached to the Trust’s common shares, generally will be triggered upon the acquisition of 20% or more of the Trust’s outstanding common shares, unless the rights are redeemed or exchanged. If triggered, these rights would entitle the Trust’s shareholders other than the acquirer to purchase 1/10,000th of a Colonial Series 1998 preferred share at a price of $92.00, subject to adjustment.
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
Risks Associated with Income Tax Laws
          The Trust’s failure to qualify as a REIT could have adverse tax consequences.
          We believe that the Trust has qualified for taxation as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 1993. The Trust intends to continue to meet the requirements for taxation as a REIT, but we cannot assure that the Trust will qualify as a REIT. We have not requested and do not plan to request a ruling from the IRS that the Trust qualifies as a REIT and the statements in this Form 10-K are not binding on the IRS or any court. As a REIT, the Trust generally will not be subject to federal income tax on the income that the Trust distributes currently to its shareholders. Many of the REIT requirements are highly technical and complex. The determination that the Trust is a REIT requires an analysis of various factual matters and circumstances that may not be totally within its control. For example, to qualify as a REIT, at least 95% of the Trust’s gross income must come from sources that are itemized in the REIT tax laws. The Trust is generally prohibited from owning more than 10% of the voting securities or more than 10% of the value of the outstanding securities of any one issuer, subject to certain exceptions, including an exception with respect to certain debt instruments and corporations electing to be “taxable REIT subsidiaries.” The Trust is also required to distribute to shareholders at least 90% of its REIT taxable income (excluding capital gains). The fact that the Trust holds most of its assets through CRLP further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize the Trust’s REIT status. Furthermore, Congress or the Internal Revenue Service might make changes to the tax laws and regulations, or the courts might issue new rulings that make it more difficult, or impossible, for the Trust to remain qualified as a REIT.
          If the Trust fails to qualify as a REIT for federal income tax purposes, and is unable to avail itself of certain savings provisions set forth in the Internal Revenue Code, it would be subject to federal income tax at regular corporate rates. If the Trust failed to qualify as a REIT, the Trust would have to pay significant income taxes, which would reduce net earnings available for investment or distribution to its shareholders. This likely would have a significant adverse effect on our earnings and the value of the Trust’s common shares. In addition, the Trust would no longer be required to pay any distributions to shareholders. If the Trust fails to qualify as a REIT for federal income tax purposes and is able to avail itself of one or more of the statutory savings provisions in order to maintain its REIT status, the Trust would nevertheless be required to pay penalty taxes of $50,000 or more for each such failure. Moreover, the Trust’s failure to qualify as a REIT also would cause an event of default under our credit facility and may adversely affect our ability to raise capital and to service our debt.
Even if the Trust qualifies as a REIT, we and our subsidiaries will be required to pay some taxes.

          Any net taxable income earned directly by our taxable REIT subsidiaries, or through entities that are disregarded for federal income tax purposes as entities separate from the Trust’s taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. The Trust has elected to treat Colonial Properties Services, Inc. as a taxable REIT subsidiary, and may elect to treat other subsidiaries as taxable REIT subsidiaries in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by the taxable REIT subsidiaries if the economic arrangements between the REIT, the REIT’s tenants, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of the Trust’s income even though as a REIT it is not subject to federal income tax on that income because not all states and localities treat REITs the same as they are treated for federal income tax purposes. To the extent that we and our affiliates, including the Trust, are required to pay federal, state and local taxes, less cash will be available for distributions to our unitholders and the Trust’s shareholders.
If the IRS were to challenge successfully our status as a partnership for federal income tax purposes, the Trust would cease to qualify as a REIT and suffer other adverse consequences.
          We believe that we qualify to be treated as a partnership for federal income tax purposes. As a partnership, we are not subject to federal income tax on our income. Instead, each of our partners, including the Trust, is required to pay tax on such partner’s allocable share of its income. No assurance can be provided, however, that the IRS will not challenge our status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating us as a corporation for federal income tax purposes, the Trust would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. Also, the failure of us to qualify as a partnership would cause us to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to our partners, including the Trust.
          We believe that we qualify to be treated as a partnership for federal income tax purposes. As a partnership, we are not subject to federal income tax on our income. Instead, each of our partners, including the Trust, is required to pay tax on such partner’s allocable share of its income. No assurance can be provided, however, that the IRS will not challenge our status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating us as a corporation for federal income tax purposes, the Trust would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, cease to qualify as REIT. If we fail to qualify as a partnership for federal income tax purposes or the Trust fails to qualify as a REIT, either failure would cause an event of default under our credit facility and may adversely affect our ability to raise capital and to service our debt. Also, our failure to qualify as a partnership would cause us to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to our partners, including the Trust.
Item 1B. Unresolved Staff Comments.
          Not applicable.

Item 2. Properties.
General
          As of December 31, 2005, our real estate portfolio included 261 properties consisting of whole or partial ownership interests, located in 13 states in the Sunbelt region of the United States. We maintain non-controlling partial interests of 10% to 50% in 73 of the 261 operating properties. The following table sets forth certain summary information about the properties as of December 31, 2005:
Summary of Properties

				Total 2005		Percent of
		Units/		Property		Total 2005	Percentage
	Number of	NRA/		Revenue (2)		Property	Occupancy at
Type of Property	Properties	GRA (1)		(in thousands)		Revenue (2)	Dec. 31, 2005 (3)
Multifamily	151	44,337	(4)	$279,744		48.9%	95.3%
Office	62	19,499,515	(5)	133,368		23.3%	91.3%
Retail	48	13,452,603	(6)	159,460		27.8%	92.2%

Total	261			$572,572	(7)	100.0%

(1)	Units (in this table only) refers to multifamily units, NRA refers to net rentable area of office space and GRA refers to gross retail area, which includes gross leasable area and space owned by anchor tenants.

(2)	Includes our proportionate share of revenue from those multifamily, office and retail properties accounted for under the equity method, and our share of the proceeds from properties disposed in 2005.

(3)	Excludes the units/square feet of development or expansion phases of one multifamily property, one office property and two retail properties that had not achieved stabilized occupancy as of December 31, 2005.

(4)	Amount includes 10,065 units at 36 multifamily properties, in which we maintain a 10.0% - 35.0% ownership interest.

(5)	Amount includes 11,756,400 square feet at 27 office properties, in which we maintain a 15.0% — 33.33% ownership interest.

(6)	Amount includes 4,901,300 square feet at 10 retail properties, in which we maintain a 10.0% — 50.0% ownership interest. Square footage includes anchor-owned square footage.

(7)	Amount includes $30,332 of our proportionate share of revenue from unconsolidated properties and $61,973 of revenue from properties classified as discontinued operations during 2005. In order to arrive at consolidated property revenues of $480,266, in accordance with GAAP, these amounts must be removed from the total property revenue. Management believes including our proportionate share of revenue from unconsolidated properties and revenues from discontinued operations provides investors with a more complete description of our gross revenues.
Multifamily Properties
          The 151 multifamily properties contain a total of 44,337 garden-style apartments and range in size from 80 to 1,080 units. Twenty multifamily properties (containing a total of 7,878 apartment units) are located in Alabama, ten multifamily properties (containing a total of 2,340 units) are located in Arizona, twelve multifamily properties (containing a total of 4,135 units) are located in Florida, twenty multifamily properties (containing a total of 4,918 units) are located in Georgia, two multifamily properties (containing a total of 498 units) are located in Mississippi, three multifamily properties (containing a total of 858 units) are located in Nevada, three multifamily properties (containing a total of 1,025 units) are located in New Mexico, thirty-three multifamily properties (containing a total of 9,121 units) are located in North Carolina, ten multifamily properties (containing a total of 2,601 units) are located in South Carolina, four multifamily properties (containing a total of 1,263 units) are located in Tennessee, twenty-two multifamily properties (containing a total of 6,450 units) are located in Texas and twelve multifamily properties (containing a total of 3,290 units) are located in Virginia. Each of the multifamily properties is established in its local market and provides residents with numerous amenities, which may include a swimming pool, exercise room, jacuzzi, clubhouse, laundry room, tennis court(s), and/or a playground. All of the multifamily properties are managed by us.
          The following table sets forth certain additional information relating to the multifamily properties as of and for the year ended December 31, 2005.

Multifamily Properties

						Average	Total Multifamily		Percent of Total
		Year	Number	Approximate		Rental	Property		2005 Multifamily
Multifamily		Completed	of	Rentable Area	Percent	Rate	Revenue for		Property
Property (1)	Location	(2)	Units (3)	(Square Feet)	Occupied	Per Unit	2005		Revenue (4)
Alabama:
CG at Edgewater	Huntsville	1990	500	541,650	96.2%	733	4,170,604		1.5%
CG at Galleria	Birmingham	1986/96	1,080	1,195,186	94.8%	679	9,117,933		3.3%
CG at Galleria Woods	Birmingham	1994					525,906	(8)	0.2%
CG at Inverness Lakes II (7)	Mobile	1996	312	329,926	92.0%	676	361,007		0.1%
CG at Liberty Park	Birmingham	2000	300	338,684	96.3%	997	3,355,474		1.2%
CG at Madison	Huntsville	2000	336	354,592	94.3%	800	3,072,106		1.1%
CG at Mountain Brook (7)	Birmingham	1987/91	392	392,700	94.4%	722	487,918		0.2%
CG at Promenade	Montgomery	2000	384	424,372	96.4%	844	3,965,903		1.4%
CG at Riverchase	Birmingham	1984/91	468	745,840	95.7%	834	4,439,115		1.6%
Colony Woods (7)	Birmingham	1988	414	450,682	93.7%	718	355,400		0.1%
CV at Ashford Place	Mobile	1983	168	139,128	98.2%	586	1,057,031		0.4%
CV at Cahaba Heights (7)	Birmingham	1992					22,110	(8)	0.0%
CV at Hillwood (7)(10)	Montgomery	1984	160	150,912	100.0%	648	175,760		0.1%
CV at Huntleigh Woods	Mobile	1978	233	199,052	99.1%	585	1,418,235		0.5%
CV at Inverness	Birmingham	1986/87/90	586	551,597	93.3%	678	4,181,802		1.5%
CV at Inverness Lakes I (7)(10)	Mobile	1983	186	176,460	100.0%	598	186,047		0.1%
CV at Research Park	Huntsville	1987/94	736	809,343	99.3%	625	5,555,272		2.0%
CV at Rocky Ridge (7)	Birmingham	1984	226	258,900	95.1%	630	257,215		0.1%
CV at Trussville	Birmingham	1996/97	376	410,340	93.6%	749	3,284,392		1.2%
Madison at Shoal Run (7)	Birmingham	1985	276	249,300	97.5%	637	214,028		0.1%
Meadows at Brook Highland (7)	Birmingham	1987	400	465,605	96.5%	730	323,169		0.1%
The Grove at Riverchase (7)	Birmingham	1996	345	344,625	95.7%	777	182,716	(6)	0.1%
Deer Creek Homes	Montgomery						27,386		0.0%

Subtotal — Alabama			7,878	8,528,894	95.8%	716	46,736,529		16.8%

Arizona
Arabian Trials (7)	Scottsdale	1986	384	347,240	97.1%	1,054	627,495		0.2%
Casa Lindas (7)	Tucson	1986	144	160,624	95.1%	774	248,653		0.1%
Colonia del Rio (7)	Tucson	1985	176	177,892	96.0%	737	302,325		0.1%
Fairway Crossing (7)	Phoenix	1986	310	303,170	94.2%	759	477,766		0.2%
Hacienda del Rio (7)	Tucson	1983	248	152,504	97.6%	542	297,500		0.1%
La Entrada (7)	Scottsdale	1988	130	112,810	98.5%	830	217,262		0.1%
Pinnancle Heights (7)	Tucson	1995	310	339,364	97.1%	936	591,829		0.2%
Posada del Este (7)	Phoenix	1979	148	128,894	98.0%	802	248,000		0.1%
Rancho Viejo (7)	Phoenix	1985	266	207,366	98.5%	665	324,875		0.1%
Springhill (7)	Tucson	1988	224	175,520	97.8%	626	304,377		0.1%

Subtotal — Arizona			2,340	2,105,384	96.9%	790	3,640,082		1.3%

Florida:
CG at Bayshore (7)	Bradenton	1997	376	368,900	98.9%	816	977,505		0.4%
CG at Cypress Crossing	Orlando	1999	250	314,596	98.4%	1,002	2,992,702		1.1%
Cypress Cove at Suntree (7)	Melbourne	1991					151,038	(8)	0.1%
CG at Gainesville	Gainesville	1989/93/94					1,135,323	(8)	0.4%
CG at Heather Glen	Orlando	2000	448	524,074	98.7%	929	4,893,309		1.8%
CG at Heathrow	Orlando	1997	312	370,028	100.0%	979	3,417,193		1.2%
CG at Hunter’s Creek	Orlando	1997	496	624,464	96.4%	951	5,601,577		2.0%
CG at Lakewood Ranch	Sarasota	1999	288	301,656	99.0%	991	3,580,415		1.3%
CG at Metrowest	Orlando	1997	311	313,500	96.8%	845	3,236,817		1.2%
CG at Palma Sola (7)(10)	Bradenton	1992	340	291,796	97.4%	796	803,206		0.3%
CG at River Hills (7)	Tampa	1991/97					126,423	(8)	0.0%
CG at Seven Oaks	Tampa	2004	318	301,131	94.3%	920	3,502,650		1.3%
CG at TownPark	Orlando	2002	456	584,664	98.0%	1,014	5,360,554		1.9%
CG at TownPark Reserve	Orlando	2004	80	64,900	100.0%	1,302	1,018,853		0.4%
CV at Lake Mary	Orlando	1991/95					1,756,296	(8)	0.6%
CV at TownPark	Sarasota	2002					789,187	(8)	0.3%
CV at Twin Lakes	Orlando	2004	460	138,200	97.4%	1,178	3,673,074		1.3%
St. Andrews	Jensen Beach	2002	N/A	N/A	N/A	N/A	1,249,943		0.5%
Mizner / Delray Beach	Delray Beach	2002	N/A	N/A	N/A	N/A	908,289		0.3%

Subtotal — Florida			4,135	4,197,909	97.8%	960	45,174,354		16.3%

Georgia:
CG at Barrett Creek	Atlanta	1999	332	309,456	94.3%	728	1,046,471	(6)	0.4%
CG at Barrington Club (7)(10)	Macon	1996	176	191,940	98.9%	739	198,256		0.1%
CG at Berkeley Lake	Atlanta	1998	180	243,941	96.1%	1,016	1,979,314		0.7%
CG at Enclave	Atlanta	1995	200	296,000	94.5%	903	1,457,241		0.5%
CG at Hammocks	Savannah	1997	308	323,844	97.4%	845	2,437,184	(6)	0.9%
CG at McGinnis Ferry	Atlanta	1997	434	510,000	96.3%	916	4,396,179		1.6%
CG at Mount Vernon	Atlanta	1997	213	257,180	97.2%	1,099	2,563,756		0.9%
CG at River Oaks	Atlanta	1992	216	276,208	94.4%	941	2,174,123		0.8%
CG at River Plantation	Atlanta	1994	232	311,000	93.5%	985	2,436,215		0.9%
CG at Sugarloaf	Atlanta	2002	250	329,600	90.4%	908	2,530,911		0.9%
CG at Wesleyan	Macon	1997					590,850	(8)	0.2%
CG at Whitemarsh (10)	Savannah	2002	352	347,707	92.9%	1,367	2,603,284	(6)	0.9%
CV at Greentree	Savannah	1984	194	165,216	99.0%	691	1,116,253	(6)	0.4%
CV at Huntington	Savannah	1986	147	121,112	96.6%	729	969,626	(6)	0.3%
CV at Marsh Cove	Savannah	1983	188	412,041	92.0%	770	1,210,460	(6)	0.4%
CV at Poplar Place	Atlanta	1989/95	324	269,377	92.6%	756	1,910,745	(6)	0.7%
CV at Spring Lake	Atlanta	1986	188	189,712	94.7%	717	1,117,166	(6)	0.4%
CV at Stockbridge (7)(10)	Stockbridge	1993/94	240	253,200	95.8%	764	272,479		0.1%
CV at Stone Brook (10)	Atlanta	1986	188	176,200	87.2%	714	1,050,819	(6)	0.4%
CV at Timothy Woods	Athens	1996	204	211,444	95.6%	758	1,688,042		0.6%
Merritt at Godley Station (7)	Savannah	2005	312	337,300	LU (9)	698	477,491	(6)	0.2%
Ashley Run	Atlanta	1987					596,484	(6)(8)	0.2%
Carlyle Club Apartments	Atlanta	1974					274,925	(6)(8)	0.1%
Dunwoody Springs	Atlanta	1981					380,850	(6)(8)	0.1%
CV at Walton Way	Augusta	1984					496,454		0.2%
CV at Vernon Marsh	Savannah						2,076		0.0%

Subtotal — Georgia			4,878	5,532,478	95.0%	877	35,977,654		13.0%

						Average	Total Multifamily		Percent of Total
		Year	Number	Approximate		Rental	Property		2005 Multifamily
Multifamily		Completed	of	Rentable Area	Percent	Rate	Revenue for		Property
Property (1)	Location	(2)	Units (3)	(Square Feet)	Occupied	Per Unit	2005		Revenue (4)
Mississippi:
CG at The Reservoir	Jackson	2000	170	195,605	100.0%	886	1,761,994		0.6%
CG at Natchez Trace	Jackson	1995/97	328	342,800	97.9%	741	2,761,039		1.0%

Subtotal — Mississippi			498	538,405	98.6%	790	4,523,033		1.6%

Nevada
Desert Lakes (7)	Las Vegas	1991	184	188,360	94.0%	977	403,810		0.1%
Pinnacle Flamingo West (7)	Las Vegas	1986	324	320,364	96.9%	831	689,691		0.2%
Talavera (7)	Las Vegas	1995	350	353,724	96.0%	951	800,747		0.3%

Subtotal — Nevada			858	862,448	95.9%	911	1,894,248		0.7%

New Mexico
Pinnacle Estates (7)	Albuquerque	1998	294	313,420	93.5%	872	618,524		0.2%
Pinnacle High Desert (7)	Albuquerque	1986	430	478,036	95.6%	936	959,053		0.3%
Pinnacle High Resort (7)	Albuquerque	1998	301	322,770	93.7%	796	561,664		0.2%

Subtotal — New Mexico			1,025	1,114,226	94.4%	877	2,139,241		0.8%

North Carolina:
Autumn Park	Greensboro	2001/04	402	350,395	92.8%	828	2,660,949	(6)	1.0%
Beacon Hill	Charlotte	1985	349	256,075	93.7%	652	1,677,853	(6)	0.6%
Bridgetown Bay	Charlotte	1986					121,051	(6)(8)	0.0%
CG at Arringdon	Raleigh/Durham	2003	320	336,000	95.0%	892	2,703,208		1.0%
CG at Beverly Crest	Charlotte	1996	300	278,685	97.0%	824	2,532,283		0.9%
CG at Crabtree Valley	Raleigh	1997	210	209,670	94.8%	855	164,506	(6)	0.1%
CG at Legacy Park	Charlotte	2001	288	289,080	94.1%	796	1,874,907	(6)	0.7%
CG at Mallard Creek	Charlotte	2004	252	105,336	98.4%	860	859,059		0.3%
CG at Mallard Lake	Charlotte	1998	302	300,806	93.4%	807	226,953	(6)	0.1%
CG at Patterson Place	Durham	1997	252	238,654	96.0%	883	2,293,057		0.8%
CG at Research Park (7)	Raleigh	2002	370	383,978	91.9%	805	277,654	(6)	0.1%
CG at Trinity Commons	Raleigh	2000/02	462	277,212	97.0%	818	2,886,412	(6)	1.0%
CG at Wilmington	Wilmington	1998/2002	390	351,936	95.9%	688	2,534,318	(6)	0.9%
Clarion Crossing	Raleigh	1972	260	175,400	95.0%	711	1,354,585	(6)	0.5%
CV at Charleston Place	Charlotte	1986	214	172,405	94.4%	645	1,027,616	(6)	0.4%
CV at Deerfield	Raleigh	1985	204	181,112	90.2%	777	1,294,403	(6)	0.5%
CV at Greystone	Charlotte	1998/2000	408	378,300	93.4%	723	2,228,789	(6)	0.8%
CV at Highland Hills	Raleigh	1987	264	264,088	94.7%	871	1,632,841	(6)	0.6%
CV at Meadow Creek	Charlotte	1984	250	214,920	92.0%	653	1,242,631	(6)	0.4%
CV at Mill Creek	Greensboro	1984	220	197,320	91.4%	596	1,142,082	(6)	0.4%
CV at Paces Glen (10)	Charlotte	1986	172	155,672	89.5%	593	799,713	(6)	0.3%
CV at Pinnacle Ridge	Asheville	1951/85	166	146,856	97.0%	691	912,834	(6)	0.3%
CV at Regency Place	Raleigh	1986	180	151,200	95.0%	708	988,761	(6)	0.4%
CV at Remington Place (10)	Raleigh	1985	136	149,386	97.1%	795	811,740	(6)	0.3%
CV at South Tryon	Charlotte	2002	216	230,533	98.6%	825	1,298,567	(6)	0.5%
CV at Stone Point	Charlotte	1986	192	162,816	93.8%	703	1,020,446	(6)	0.4%
CV at Timber Crest	Charlotte	2000	282	277,116	94.0%	754	1,641,980	(6)	0.6%
Glen Eagles I & II	Greensboro	1990/2000	310	158,028	90.0%	678	1,753,847	(6)	0.6%
Heatherwood	Charlotte	1980	476	432,274	91.6%	621	2,339,466	(6)	0.8%
Parkside at Woodlake	Raleigh	1996	266	230,172	91.0%	721	1,490,615	(6)	0.5%
Summerwalk (10)	Charlotte	1983	160	154,000	98.1%	661	887,288	(6)	0.3%
The Landing	Raleigh	1984					1,128,103	(6)(8)	0.4%
The Meadows I, II, & III (10)	Asheville	1974/2001	392	187,628	94.4%	723	2,307,341	(6)	0.8%
The Timbers (10)	Raleigh	1983	176	131,120	93.2%	614	844,529	(6)	0.3%
The Trestles	Raleigh	1987	280	217,320	95.7%	668	1,306,738	(6)	0.5%

Subtotal — North Carolina			9,121	7,745,493	94.1%	744	50,267,125		18.1%

South Carolina:
CV at Ashley Plantation	Bluffton	1998/2000					729,142	(8)	0.3%
Arbors at Windsor Lake (7)	Columbia	1991	228	216,240	93.4%	729	144,854		0.1%
Cape Landing	Myrtle Beach	1997/98	288	268,632	91.0%	673	1,806,626	(6)	0.7%
CG at Quarterdeck	Charleston	1987	230	218,880	95.7%	823	1,767,538	(6)	0.6%
CV at Caledon Wood (10)	Greenville	1995/96	350	348,305	97.7%	720	2,622,996		0.9%
CV at Hampton Pointe	Charleston	1986	304	314,600	93.1%	708	2,094,662	(6)	0.8%
CV at Waters Edge	Charleston	1985	204	187,640	92.6%	675	1,413,832	(6)	0.5%
CV at Westchase	Charleston	1985	352	248,391	94.9%	626	2,103,932	(6)	0.8%
CV at Windsor Place	Charleston	1985	224	213,440	92.9%	640	1,378,644	(6)	0.5%
Merritt at James Island (10)	Charleston	2002	230	257,384	92.6%	1,075	2,301,570	(6)	0.8%
Stone Ridge (7)	Columbia	1972	191	196,170	92.7%	618	77,537		0.0%

Subtotal — South Carolina			2,601	2,469,682	93.9%	724	16,441,333		5.9%

Tennessee
CG at Bellevue	Nashville	1996	349	344,954	94.6%	844	314,322	(6)	0.1%
CG at Brentwood (7)	Nashville	1995	254	242,155	95.3%	978	681,238		0.2%
CG at Shelby Farms	Memphis	1998	296	318,302	94.6%	768	235,983	(6)	0.1%
CV at Hendersonville (7)	Nashville	1992	364	250,400	92.3%	666	668,759		0.2%

Subtotal — Tennessee			1,263	1,155,811	94.1%	802	1,900,302		0.7%

						Average		Total Multifamily		Percent of Total
		Year	Number	Approximate		Rental		Property		2005 Multifamily
Multifamily		Completed	of	Rentable Area	Percent	Rate		Revenue for		Property
Property (1)	Location	(2)	Units (3)	(Square Feet)	Occupied	Per Unit		2005		Revenue (4)
Texas:
The Cunningham Apartments (7)	Austin	2000	280	257,338	90.0%	765		451,062		0.2%
Aspen Hills	Fort Worth	1979						178,930	(6)(8)	0.1%
Brookfield (10)	Dallas	1984	232	165,648	89.2%	563		1,072,243	(6)	0.4%
CG at Bear Creek	Fort Worth	1998	436	394,969	95.2%	931		1,455,724	(6)	0.5%
CG at Round Rock	Austin	DEV	N/A	433,816	N/A	N/A		4,247		0.0%
CG at Silverado Reserve	Austin	DEV	N/A	267,776	N/A	N/A		7,636		0.0%
CG at Valley Ranch	Dallas	1997	396	462,123	98.2%	1,081		3,601,741	(6)	1.3%
Copper Crossing (10)	Fort Worth	1980/81	400	309,200	91.0%	525		1,867,044	(6)	0.7%
Cottonwood Crossing	Fort Worth	1985	200	150,200	92.5%	544		914,182	(6)	0.3%
Cutters Point	Dallas	1978						779,311	(6)(8)	0.3%
CV at Bear Creek	Fort Worth	1984	120	90,600	98.3%	649		676,639	(6)	0.2%
CV at Bedford	Fort Worth	1983	238	153,986	96.6%	584		1,176,166	(6)	0.4%
CV at Canyon Hills	Austin	1996	229	163,056	99.6%	748		1,338,125	(6)	0.5%
CV at Estrada (10)	Dallas	1983	248	191,208	97.2%	628		1,237,382	(6)	0.4%
CV at Haverhill	San Antonio	1997	322	326,914	95.7%	953		3,144,274		1.1%
CV at Main Park	Dallas	1984	192	226,944	92.7%	754		1,272,863	(6)	0.5%
CV at North Arlington	Fort Worth	1985	240	190,560	95.8%	654		1,342,157	(6)	0.5%
CV at Pear Ridge	Dallas	1988	242	187,308	93.0%	665		1,440,618	(6)	0.5%
CV at Quarry Oaks	Austin	1996	533	459,800	93.6%	748		4,174,753		1.5%
CV at Sierra Vista	Austin	1999	232	204,400	94.0%	694		1,760,923		0.6%
CV at Silverado	Austin	2004	238	38,100	93.3%	948		1,504,199		0.5%
The Arbors at Forest Ridge	Fort Worth	1986						750,615	(6)(8)	0.3%
The Meridian	Austin	1988						717,433	(6)(8)	0.3%
Devonshire	Dallas	1978						163,219	(6)(8)	0.1%
Eagle Crest	Dallas	1983						1,829,184	(6)(8)	0.7%
Mill Crossing	Fort Worth	1979						216,991	(6)(8)	0.1%
Sierra Ridge	San Antonio	1981						798,610	(6)(8)	0.3%
Silverbrook I & II	Fort Worth	1982/84						2,152,272	(6)(8)	0.8%
Timberglen	Dallas	1984						1,065,013	(6)(8)	0.4%
Toscana	Dallas	1986						548,538	(6)(8)	0.2%
Grayson Square I & II	Fort Worth	1985/86	450	380,500	95.8%	718		2,733,150	(6)	1.0%
Paces Cove	Dallas	1982	328	219,760	100.0%	551		1,505,874	(6)	0.5%
Paces Point	Dallas	1985	300	228,600	95.3%	608		1,549,458	(6)	0.6%
Remington Hills at Las Colinas (10)	Dallas	1984	362	345,710	93.6%	818		2,395,681	(6)	0.9%
Summer Tree	Dallas	1980	232	133,400	94.4%	515		1,044,489	(6)	0.4%

Subtotal — Texas			6,450	5,981,916	94.8%	728		46,870,747		16.9%

Virginia:
Arbor Trace (10)	Norfolk	1985	148	125,800	96.6%	890		1,249,441	(6)	0.5%
Ashley Park (10)	Richmond	1988	272	208,064	97.4%	736		1,703,067	(6)	0.6%
CV at Chase Gayton	Richmond	1984	328	311,196	95.7%	807		2,341,087	(6)	0.8%
CV at Greenbrier	Richmond	1980	258	219,460	97.7%	853		2,205,299	(6)	0.8%
CV at Hampton Glen	Richmond	1986	232	182,824	96.1%	808		1,696,663	(6)	0.6%
CV at Harbour Club	Norfolk	1988	214	173,972	97.7%	886		1,859,116	(6)	0.7%
CV at Tradewinds	Norfolk	1988	284	263,920	95.4%	861		2,165,823	(6)	0.8%
CV at Waterford	Richmond	1989	312	292,066	96.5%	834		2,280,221	(6)	0.8%
Mayflower Seaside (10)	Norfolk	1950	265	183,542	95.8%	969		2,529,366	(6)	0.9%
The Gables (10)	Richmond	1987	224	156,332	98.2%	772		1,599,312	(6)	0.6%
Trolley Square East & West (10)	Richmond	1964/65	328	180,372	97.9%	732		2,075,468	(6)	0.7%
Trophy Chase I & II	Charlottesville	1970	425	372,526	95.1%	728		2,474,529	(6)	0.9%

Subtotal — Virginia			3,290	2,670,074	96.6%	814		24,179,392		8.7%

TOTAL			44,337	42,902,720	95.4%	780	(5)	$279,744,040		100.0%

(1)	All multifamily properties are 100% owned by us with the exception of the properties noted in (7) below. In the listing of multifamily property names, CG has been used as an abbreviation for Colonial Grand and CV as an abbreviation for Colonial Village.

(2)	Year initially completed and, where applicable, year(s) in which additional phases were completed at the property.

(3)	Units (in this table only) refer to multifamily apartment units. Number of units includes all apartment units occupied or available for occupancy at December 31, 2005.

(4)	Percent of Total Multifamily 2005 Property Revenue represents each property’s proportionate share of revenue from our 151 multifamily properties, including the partially-owned properties, as well as 26 properties sold during 2005.

(5)	Represents weighted average rental rate per unit of the 151 multifamily properties at December 31, 2005.

(6)	Represents revenues from the date of our acquisition of this property in 2005 through December 31, 2005.

(7)	We hold a 10% — 35% non-controlling interest in these joint ventures.

(8)	Represents revenues from January 1, 2005 through the date the properties were sold during 2005.

(9)	These properties are currently in lease-up (LU) and are not included in the Percent Occupied and Average Rental Rate per Unit totals.

(10)	This property is classified as held for sale and is included as discontinued operations at December 31, 2005.

          The following table sets forth the total number of units, percent leased and average base rental rate per unit as of the end of each of the last five years for our multifamily properties:

			Average Base
	Number	Percent	Rental Rate
Year-End	of Units (1)	Leased (2)	Per Unit
December 31, 2005	44,337	95.3%	$771
December 31, 2004	25,009	94.6%	$818
December 31, 2003	15,224	92.9%	$794
December 31, 2002	14,556	88.1%	$785
December 31, 2001	16,256	92.8%	$752

(1)	Units (in this table only) refers to multifamily units owned at year end, which for the year ended December 31, 2005, includes 10,065 units that we partially owned at December 31, 2005.

(2)	Represents weighted average occupancy of the multifamily properties that had achieved stabilized occupancy at the end of the respective period.
Office Properties
          The 62 office properties contain a total of approximately 19.5 million net rentable square feet. Eighteen of the office properties are located in Alabama (representing 16.7% of the office portfolio’s net rentable square feet), twenty-one are located in Florida (representing 40.0% of the office portfolio’s net rentable square feet), eleven are located in Atlanta, Georgia (representing 21.6% of the office portfolio’s net rentable square feet), one is located in Rockville, Maryland, three are located in Charlotte, North Carolina, one is located in Memphis, Tennessee, six are located in Texas (representing 12.6% of the office portfolio’s net rentable square feet), and one is located in Richmond, Virginia. The office properties range in size from approximately 20,900 square feet to 1,200,900 square feet. All of the office properties are managed by us, with the exception of 3 properties acquired in the Colonial / DRA Office JV.
          The following table sets forth certain additional information relating to the office properties as of and for the year ended December 31, 2005.

Office Properties

							Average Base	Total Office		Percent of
			Year	Net Rentable		Total	Rent Per	Property		Total 2005
			Completed	Area	Percent	Annualized	Leased	Revenue for		Office Property
Office Property (1)		Location	(2)	Square Feet	Leased	Base Rent	Square Foot	2005 (3)		Revenue (4)
Alabama:
Colonial Center Blue Lake		Birmingham	1982/95	166,554	98.3%	$2,912,770	$17.79	$3,057,460		2.3%
Colonial Center Colonnade		Birmingham	1989/99	419,234	99.7%	7,010,124	16.77	8,425,226		6.3%
Riverchase Center		Birmingham	1984-88	305,204	97.8%	2,959,153	9.91	3,737,907		2.8%
Land Title Bldg.	(7)	Birmingham	1975	29,988	100.0%	402,855	13.43	184,603		0.1%
International Park		Birmingham	1987/89/99	210,733	99.3%	3,777,856	18.05	4,115,732		3.1%
Independence Plaza		Birmingham	1979	106,216	99.7%	1,749,898	16.52	1,782,068		1.3%
Colonial Plaza		Birmingham	1999	170,850	96.3%	2,884,979	17.53	3,278,057		2.5%
Colonial Center Lakeside		Huntsville	1989/90	121,513	100.0%	1,943,380	15.99	2,169,865		1.6%
Colonial Center Research Park		Huntsville	1999	133,482	100.0%	1,895,483	14.20	2,132,560		1.6%
Colonial Center Research Park #4		Huntsville	1999	59,883	100.0%	650,302	10.86	651,065	(5)	0.5%
Colonial Center Research Place		Huntsville	1979/84/88	272,558	100.0%	3,535,847	12.97	3,574,769		2.7%
DRS building		Huntsville	1972/86/90/03	215,485	100.0%	1,706,970	7.92	1,776,305		1.3%
AmSouth Center		Huntsville	1990	154,521	96.9%	2,531,963	16.91	3,043,054		2.3%
Perimeter Corporate Park		Huntsville	1986/89	234,570	92.6%	3,382,369	15.57	3,370,891		2.5%
Progress Center		Huntsville	1983-91	224,369	100.0%	2,481,037	11.06	2,599,317		1.9%
Research Park Office Center		Huntsville	1984/00	176,570	96.2%	1,768,663	10.41	2,180,240		1.6%
Interstate Park		Montgomery	1982-85/89	226,961	89.8%	3,227,955	15.84	3,379,705		2.5%
250 Commerce St		Montgomery	1904/81	37,447	97.1%	359,917	9.90	491,934		0.4%

Subtotal-Alabama				3,266,138	96.9%	45,181,521	14.28	49,950,758		37.3%

Florida:
Baymeadows Way	(7)	Jacksonville	1993	224,281	100.0%	2,130,669	9.50	104,219	(5)	0.1%
Jacksonville Baymeadows	(7)	Jacksonville	1999	751,295	97.1%	9,439,219	12.94	466,950	(5)	0.4%
Jacksonville JTB	(7)	Jacksonville	2001	416,773	100.0%	5,429,751	13.03	281,363	(5)	0.2%
901 Maitland Center		Orlando	1985	155,730	76.5%	2,237,235	18.78	2,298,706		1.7%
Colonial Center 100 at TownPark		Orlando	2001	153,569	100.0%	3,331,526	21.69	3,438,006		2.6%
Colonial Center 200 at TownPark		Orlando	2003	155,203	100.0%	3,061,699	19.73	3,084,030		2.3%
Colonial Center 600 at TownPark		Orlando	2002	199,585	100.0%	3,926,154	19.67	4,046,492		3.0%
Colonial TownPark Office		Orlando	2004	33,423	LU (6)	683,124	20.44	662,620	(5)	0.5%
Colonial Center Heathrow		Orlando	1988/96/00	807,052	92.1%	15,167,218	20.41	16,817,149		12.6%
Heathrow 1001		Orlando	2000	192,159	95.0%	3,419,702	18.73	1,703,718	(5)	1.3%
Orlando Central	(7)	Orlando	1980	615,601	86.0%	8,709,238	16.45	353,929	(5)	0.3%
Orlando Lake Mary	(7)	Orlando	1999	303,540	80.4%	4,107,562	16.83	179,211	(5)	0.1%
Orlando University	(7)	Orlando	2001	383,367	92.3%	6,693,225	18.92	266,694	(5)	0.2%
St. Petersburg Center	(7)	St. Petersburg	2000	673,899	87.4%	10,050,448	17.06	403,294	(5)	0.3%
Tallahassee Center	(7)	Tallahassee	1990	836,389	77.8%	10,707,151	16.45	432,634	(5)	0.3%
Colonial Place I & II		Tampa	1984/1986	370,994	89.9%	7,872,624	23.60	7,135,984	(5)	5.4%
Colonial Center at Bayside		Tampa	1988/94/97	213,768	72.3%	1,992,733	12.89	1,720,971	(5)	1.3%
Concourse Center		Tampa	1981/85	292,751	83.4%	4,336,721	17.76	4,481,566		3.4%
Broward Financial Center	(7)	South Florida	1986	325,583	79.2%	6,882,282	26.69	299,502	(5)	0.2%
Las Olas Centre	(7)	South Florida	1999	469,199	88.3%	9,088,117	21.94	594,088	(5)	0.4%
Colonial Bank Centre		South Florida	1982/1996	235,532	86.0%	4,832,712	23.86	4,051,447	(5)	3.0%

Subtotal-Florida				7,809,693	88.3%	124,099,111	17.99	52,822,573		39.6%

Georgia:
Colonial Center at Mansell Overlook		Atlanta	1987/96/97/00	652,542	99.2%	9,141,850	14.12	14,859,293		11.1%
Colonial Center at Mansell Overlook 400		Atlanta	1987	188,478	87.1%	1,560,088	9.50	2,134,078		1.6%
Shoppes at Mansell		Atlanta	1996/97	20,868	100.0%	478,195	22.92	726,119		0.5%
Lakeside at Mansell		Atlanta	2005	14,817	LU (6)	358,816	24.22	200,797		0.2%
The Peachtree		Atlanta	1989	260,932	76.9%	3,965,484	19.76	2,248,245	(5)	1.7%
Atlantic Center Plaza	(7)	Atlanta	2001	501,185	88.9%	12,946,756	29.06	563,873	(5)	0.4%
Atlanta Chamblee	(7)	Atlanta	2000	1,129,607	91.3%	19,022,902	18.44	784,666	(5)	0.6%
Atlanta Gwinnett Place	(7)	Atlanta	2000	262,806	81.8%	3,633,393	16.90	153,800	(5)	0.1%
Atlanta Perimeter	(7)	Atlanta	1985	181,862	83.0%	2,467,443	16.35	95,964	(5)	0.1%
McGinnis Park	(7)	Atlanta	2001	202,243	63.6%	2,306,498	17.93	81,125	(5)	0.1%
Ravinia 3	(7)	Atlanta	1991	804,876	76.2%	10,956,972	17.87	642,300	(5)	0.5%

Subtotal-Georgia				4,220,216	85.7%	66,838,396	18.48	22,490,260		16.9%

Maryland:
Decoverly	(7)	Rockville	1989	154,787	98.8%	3,756,427	24.56	261,058	(5)	0.2%

Subtotal-Maryland				154,787	98.8%	3,756,427	24.56	261,058		0.2%

North Carolina:
Esplanade		Charlotte	1981	201,902	45.8%	1,263,492	13.66	759,259	(5)	0.6%
Charlotte University	(7)	Charlotte	1999	182,891	90.9%	2,998,272	18.03	97,207	(5)	0.1%
Charlotte Vanguard	(7)	Charlotte	1997	527,471	66.1%	5,184,427	14.87	201,527	(5)	0.2%

Subtotal-North Carolina				912,264	66.6%	9,446,191	15.55	1,057,993		0.9%

Tennessee:
Germantown Center	(7)	Memphis	1999	531,709	85.8%	8,041,121	17.63	330,974	(5)	0.2%

Subtotal-Tennessee				531,709	85.8%	8,041,121	17.63	330,974		0.2%

Texas:
Research Park Plaza III and IV		Austin	2001	357,689	100.0%	7,222,735	20.19	4,843,500	(5)	3.6%
6600 Campus Circle	(7)	Dallas	1998	127,226	96.8%	2,787,602	22.63	109,494	(5)	0.1%
Signature Place	(7)	Dallas	1986	437,319	69.6%	5,935,948	19.50	266,048	(5)	0.2%
Tollway Crossing	(7)	Dallas	1997	152,163	100.0%	3,374,096	22.17	148,892	(5)	0.1%
Post Oak	(7)	Houston	1982	1,200,925	94.0%	18,626,885	16.50	847,781	(5)	0.6%
Westchase	(7)	Houston	2000	184,259	81.8%	3,325,783	22.07	123,476	(5)	0.1%

Subtotal-Texas				2,459,581	90.1%	41,273,049	18.62	6,339,191		4.7%

Virginia:
Paragon Place 1	(7)	Richmond	1986	145,127	99.7%	2,716,127	18.77	114,926	(5)	0.1%

Subtotal-Virginia				145,127	99.7%	2,716,127	18.77	114,926		0.1%

TOTAL				19,499,515	91.3%	$301,351,944	$18.35	$133,367,733		100%

(footnotes on next page)

(1)	All office properties are 100% owned by us with the exception of those noted in (7) below.

(2)	Year initially completed and, where applicable, most recent year in which the property was substantially renovated or in which an additional phase of the property was completed.

(3)	Total Office Property Revenue for 2005 is our share (based on our percentage ownership of the property) of the total office property revenue, unless otherwise noted.

(4)	Percent of Total Office 2005 Property Revenue represents each property’s proportionate share of revenue from our 62 office properties, including partially owned properties.

(5)	Represents revenues from the date of our acquisition or completion of development of this property in 2005 through December 31, 2005.

(6)	This property is currently in lease-up (LU) and is not included in the Percent Leased and Average Base Rent per Leased Square Foot property totals.

(7)	We hold a 15% — 33.33% non-controlling interest in these joint ventures.
          The following table sets out a schedule of the lease expirations for leases in place as of December 31, 2005, for our office properties (including all lease expirations for partially-owned properties).

		Net Rentable	Annualized	Percent of Total
Year of	Number of	Area Of	Base Rent of	Annual Base Rent
Lease	Tenants with	Expiring Leases	Expiring	Represented by
Expiration	Expiring Leases	(Square Feet) (1)	Leases (1)(2)	Expiring Leases (1)

2006	484	2,378,163	$52,803,654	14.0%
2007	402	2,359,047	50,216,795	13.3%
2008	394	2,309,535	51,133,437	13.5%
2009	307	2,672,229	78,468,768	20.8%
2010	251	1,741,382	34,023,647	9.0%
2011	134	1,433,608	23,476,253	6.2%
2012	69	1,455,519	34,886,446	9.2%
2013	36	843,752	15,186,617	4.0%
2014	38	826,994	15,699,975	4.2%
2015	37	421,015	7,686,522	2.0%
Thereafter	47	840,380	14,379,822	3.8%

	2,199	17,281,624	$377,961,936	100.0%

(1)	Excludes approximately 2,217,891 square feet of space not leased as of December 31, 2005.

(2)	Annualized base rent is calculated using base rents as of December 31, 2005.
          The following sets forth the net rentable area, total percent leased and average base rent per leased square foot for each of the last five years for our office properties:

			Average Base
	Rentable Area	Total	Rent Per Leased
Year-End	(Square Feet)(2)	Percent Leased	Square Foot(1)
December 31, 2005	19,500,000	91.3%	$18.35
December 31, 2004	5,870,000	92.2%	$17.48
December 31, 2003	5,464,000	89.7%	$18.56
December 31, 2002	5,185,000	91.0%	$18.24
December 31, 2001	3,518,000	92.1%	$18.02

(1)	Average base rent per leased square foot is calculated using base rents as of December 31 for each respective year.

(2)	Rentable square feet includes 11,756,400 square feet that is partially owned by us at December 31, 2005.
Retail Properties
          The 48 retail properties contain a total of approximately 13.5 million square feet (including space owned by anchor tenants). Twenty of the retail properties are located in Alabama (representing 48.7% of the retail portfolio’s gross rentable area), twelve are located in Florida (representing 16.3% of the retail portfolio’s gross rentable area), five are located in Georgia (representing 14.0% of the retail portfolio’s gross rentable area), four are located in North Carolina (representing 6.3% of the retail portfolio’s gross rentable area), one is located in South Carolina (representing 3.5% of the retail portfolio’s gross rentable area), two are located in Tennessee (representing 1.2% of the retail portfolio’s gross rentable area), three are located in Texas

(representing 6.8% of the retail portfolio’s gross rentable area), and one is located in Virginia (representing 3.2% of the retail portfolio’s gross rentable area). The retail properties consist of twelve enclosed regional malls and thirty-six community shopping centers. All of the retail properties are managed by us.
          The following table sets forth certain information relating to the retail properties as of and for the year ended December 31, 2005.
Retail Properties

								Average
								Base
								Rent Per	Total Retail		Percent of
		Year	GRA		Number		Total	Leased	Property		Total 2005
		Completed	(Square		Of	Percent	Annualized	Square	Revenue for		Retail Property
Retail Property (1)	Location	(2)	Feet) (3)		Stores	Leased (3)	Base Rent	Foot (4)	2005		Revenue (5)

Alabama:
Brookwood Village Center	Birmingham	1973/91	88,158		7	81.5%	$664,584	$15.13	$1,086,251		0.7%
Colonial Brookwood Village	Birmingham	1973/91	372,180		70	96.3%	6,438,138	25.59	10,211,488		6.4%
Colonial Brookwood Village			231,953	(6)
Colonial Mall Bel Air	Mobile	1966/90/97							14,076,115	(12)	8.8%
Bel Air Mall JV	Mobile	1966/90/97	999,799		115	97.5%	10,840,103	21.39	179,199	(12)	0.1%
Bel Air Mall JV			333,990	(6)
Colonial Mall Decatur	Decatur	1979/89	495,232		52	89.0%	3,838,273	18.88	5,063,326		3.2%
Colonial Mall Decatur			80,866	(6)
Colonial Mall Gadsden	Gadsden	1974/91							1,735,643	(8)	1.1%
Colonial Promenade Alabaster	Birmingham	2005	218,681		31	100.0%	3,330,766	18.67	1,452,926
Colonial Promenade Craft Farms	Gulf Shores	2005	53,170		1	LU	850,720		238,269	(10)
Colonial Promenade Hoover	Birmingham	2002	164,831		33	93.8%	1,944,291	18.26	282,194		0.2%
Colonial Promenade Hoover			215,766	(6)
Colonial Promenade Madison	Madison	2000	110,712		13	95.7%	1,100,059	14.81	367,900		0.2%
Colonial Promenade Montgomery	Montgomery	1990/97	165,114		23	80.0%	1,276,911	12.94	1,732,075		1.1%
Colonial Promenade Montgomery			44,000	(6)
Colonial Promenade Montgomery North	Montgomery	1990/97	108,082		9	97.9%	1,067,404	16.45	1,219,565		0.8%
Colonial Promenade Montgomery North			101,830	(6)
Colonial Promenade Trussville	Birmingham	2000	388,302		24	100.0%	3,369,730	14.03	4,146,816		2.6%
Colonial Promenade Trussville II	Birmingham	2004	58,182		18	100.0%	894,627	16.43	1,114,725		0.7%
Colonial Promenade Trussville II			224,509	(6)
Colonial Promenade Tutwiler Farm	Birmingham	2000	340,112		19	99.4%	2,319,608	15.23	3,404,096		2.1%
Colonial Promenade Tutwiler Farm			174,008	(6)
Colonial Shoppes Colonnade	Birmingham	1989	125,462		28	86.8%	1,305,059	17.40	1,704,785		1.1%
Colonial Shoppes Bellwood	Montgomery	1988	88,482		16	91.7%	701,755	12.93	887,453		0.6%
Colonial Shoppes Clay	Birmingham	1982	66,175		12	91.9%	712,776	13.72	884,159		0.6%
Colonial Shoppes McGehee	Montgomery	1986	98,255		15	88.0%	478,039	7.54	613,902		0.4%
Colonial University Village	Auburn	1973/84/89							3,410,388	(12)	2.1%
Colonial University Village University Village Mall JV	Auburn	1973/84/89	401,515		49	87.2%	2,279,846	20.16	53,114	(12)	0.0%
University Village Mall JV			124,707
Olde Town	Montgomery	1978/90	38,814		9	57.4%	181,733	7.37	224,542		0.1%
Parkway Place	Huntsville	1975	287,556		74	85.0%	6,149,403	27.39	4,765,507		3.0%
Parkway Place			348,164	(6)

Subtotal-Alabama			6,548,607		618	93.2%	49,743,825	20.40	58,854,437		36.9%

Florida:
Colonial Promenade Bear Lake	Orlando	1990	131,655		24	86.4%	1,296,538	15.32	1,649,188		1.0%
Colonial Promenade Boulevard Square	Pembroke Pines	2001	220,656		37	100.0%	3,660,384	20.01	4,909,302		3.1%
Colonial Promenade Burnt Store	Punta Gorda	1990	95,023		25	98.9%	911,254	15.36	1,256,025		0.8%
Colonial Promenade Deerfield	Deerfield Beach	1988/2003	378,747		60	99.3%	4,291,653	17.04	5,824,143		3.7%
Colonial Promenade Hunter’s Creek	Orlando	1993/95	227,536		27	52.6%	1,616,470	19.21	2,295,202		1.4%
Colonial Promenade Lakewood	Jacksonville	1995	195,159		51	83.0%	1,906,496	13.75	2,595,266		1.6%
Colonial Promenade Northdale	Tampa	1988	175,917		23	95.2%	1,702,491	16.17	2,384,700		1.5%
Colonial Promenade Northdale			55,000	(6)
Colonial Promenade TownPark	Orlando	2003	199,266		28	88.9%	2,268,813	23.79	3,269,187		2.1%
Colonial Promenade Wekiva	Orlando	1990	208,568		27	85.5%	1,815,334	14.41	2,601,606		1.6%
Colonial Promenade Winter Haven	Orlando	1986	161,559		19	87.2%	1,002,817	12.68	1,399,564		0.9%
Colonial Shoppes College Parkway	Ft. Myers	1986	78,879		15	100.0%	1,198,860	16.26	1,807,064		1.1%
Colonial Shoppes Pines Plaza	Pembroke Pines	2002	68,170		4	100.0%	1,187,014	17.13	1,679,566		1.1%

Subtotal-Florida			2,196,135		340	88.6%	22,858,124	17.11	31,754,885		19.9%

Georgia:
Britt David	Columbus	1990	109,630		12	75.9%	639,830	12.04	803,723		0.5%
Colonial Mall Glynn Place	Brunswick	1986							3,655,699	(12)	2.3%
Glynn Place Mall JV	Brunswick	1986	282,342		52	86.5%	2,628,027	17.85	47,701	(12)	0.0%
Glynn Place Mall JV			225,558	(6)
Colonial Mall Lakeshore	Gainesville	1984/97	518,290		47	93.1%	2,780,759	19.02	4,273,466		2.7%
Colonial Mall Macon	Macon	1975/88/97							8,995,934	(8)	5.6%
Colonial Mall Valdosta	Valdosta	1982/85							5,227,474	(12)	3.3%
Valdosta Mall JV	Valdosta	1982/85	325,326		53	92.8%	3,231,998	20.78	62,592	(12)	0.0%
Valdosta Mall JV			73,723	(6)
Colonial Promenade Beechwood	Athens	1963/92	350,795		41	99.8%	3,624,285	15.40	3,481,934		2.2%

Subtotal-Georgia			1,885,664		205	92.2%	12,904,899	17.89	26,548,522		16.6%

North Carolina:
Colonial Mall Burlington	Burlington	1969/86/94							2,582,899	(8)	1.6%
Colonial Mall Greenville	Greenville	1965/89/99							5,539,644	(12)	3.5%
Greenville Mall JV	Greenville	1965/89/99	404,266		54	96.4%	3,554,555	19.76	75,792	(12)	0.0%
Greenville Mall JV			46,051	(6)
Colonial Mayberry Mall	Mount Airy	1968/86	149,097		18	94.5%	704,471	12.95	1,105,016		0.7%
Colonial Mayberry Mall			57,843	(6)
Colonial Shoppes Quaker	Greensboro	1968/88/97	102,223		27	78.0%	861,915	13.93	1,226,366		0.8%
Colonial Shoppes Yadkinville	Yadkinville	1971/97	90,917		16	100.0%	694,296	8.17	850,023		0.5%

Subtotal-North Carolina			850,397		115	93.9%	5,815,237	16.31	11,379,739		7.1%

South Carolina:
Colonial Mall Myrtle Beach	Myrtle Beach	1986							7,077,189	(12)	4.4%
Myrtle Beach Mall JV	Myrtle Beach	1986	474,218		60	91.6%	4,129,494	21.88	88,306	(12)	0.1%

Subtotal-South Carolina			474,218		60	91.6%	—	21.88	7,165,494		4.5%

Tennessee:
Colonial Pinnacle Turkey Creek (11)	Knoxville	2004	82,733		1	LU	1,571,927		429,754	(10)	0.3%
Rivermont Shopping Center	Chattanooga	1986/97	73,481		10	100.0%	420,039	7.30	537,962	(9)	0.3%

Subtotal-Tennessee			156,214		11	100.0%	1,991,966	7.30	967,716		0.6%

Texas
Colonial Mall Temple	Temple	1981/96							1,854,760	(8)	1.2%
Colonial Pinnacle Kingwood Commons	Houston	2003	164,356		28	87.5%	2,386,708	21.57	3,056,092		1.9%
Colonial Promenade Portofino	Houston		372,502		37	82.9%	4,397,597	21.52	6,152,294	(7)	3.9%
Village on Parkway	Dallas	1980	381,166		45	94.7%	5,203,309	18.82	8,001,508		5.0%

Subtotal-Texas			918,024		110	88.6%	11,987,614	19.36	19,064,654		12.0%

Virginia:
Colonial Mall Staunton	Staunton	1969/86/97	423,344		49	96.9%	2,272,856	11.70	3,724,073		2.3%

Subtotal-Virginia			423,344		49	96.9%	2,272,856	11.70	3,724,073		2.3%

Total			13,452,603		1,508	92.2%	$107,574,521	$18.81	$159,459,520		100.0%

(footnotes on next page)

(1)	All retail properties are 100% owned by us, with the exception of Village on the Parkway, Parkway Place, Colonial Promenade Madison, and Colonial Promenade Hoover, which are owned 90%, 45%, 25%, and 10%, respectively, by us at December 31, 2005.

(2)	Year initially completed and, where applicable, year(s) in which the property was substantially renovated or an additional phase of the property was completed.

(3)	GRA refers to gross retail area, which includes gross leasable area and space owned by anchor tenants. Percent Leased excludes anchor owned space.

(4)	Includes specialty store space only.

(5)	Percent of Total Retail Property Revenue for 2005 represents each property’s proportionate share of revenue from our 48 retail properties, including partially owned properties.

(6)	Represents space owned by anchor tenants.

(7)	Represents revenues from the date of our acquisition or completion of development of the property in 2005 through December 31, 2005.

(8)	Represents revenues from January 1, 2005 through the date the property was sold during 2005.

(9)	This property was reclassified to “held for sale” and is included as discontinued operations at December 31, 2005.

(10)	This property is currently in lease-up and is not included in Percent Leased and Average Base Rent per Leased Square Foot property totals.

(11)	This property is a 50% joint venture and is currently under development.

(12)	These properties were transferred to the GPT Joint Venture. We retained a 10% interest in these properties through our ownership interest in the GPT Joint Venture.
          The following table sets out a schedule of the lease expirations for leases in place as of December 31, 2005, for the retail properties:

		Net Rentable	Annualized	Percent of Total
Year of	Number of	Area Of	Base Rent of	Annual Base Rent
Lease	Tenants with	Expiring Leases	Expiring	Represented by
Expiration	Expiring Leases	(Square Feet) (1)	Leases (1)(2)	Expiring Leases (1)

2006	232	811,432	$10,312,618	9.3%
2007	229	1,077,198	11,433,154	10.3%
2008	220	1,015,638	10,812,247	9.7%
2009	178	1,092,931	10,594,203	9.5%
2010	192	1,022,101	13,325,185	12.0%
2011	116	969,934	10,495,637	9.4%
2012	88	1,130,662	10,851,195	9.8%
2013	74	403,273	6,210,938	5.6%
2014	47	344,618	3,830,451	3.4%
2015	72	590,412	8,212,794	7.4%
Thereafter	60	1,710,784	15,118,930	13.6%

	1,508	10,168,983	$111,197,352	100.0%

(1)	Excludes 945,700 square feet of space not leased as of December 31, 2005.

(2)	Annualized base rent is calculated using base rents as of December 31, 2005.
          The following table sets forth the total gross retail area, percent leased and average base rent per leased square foot as of the end of each of the last five years for the retail properties:

	Gross		Average
	Retail Area	Percent	Base Rent Per
Year-End	(Square Feet)(1)	Leased	Leased Square Foot(2)
December 31, 2005	13,453,000	92.2%	$18.81
December 31, 2004	15,294,000	91.4%	$19.45
December 31, 2003	15,343,000	89.6%	$19.84
December 31, 2002	15,475,000	89.2%	$18.36
December 31, 2001	14,951,000	89.6%	$18.03

(1)	Includes 4,901,300 square feet partially owned by us at December 31, 2005.

(2)	Average base rent per leased square foot is calculated using specialty store year-end base rent figures.

Undeveloped Land
     We own various parcels of land which are held for future developments. Land adjacent to multifamily properties typically will be considered for potential development of another phase of an existing multifamily property if we determine that the particular market can absorb additional apartment units. For expansions at office and retail properties, we own parcels both contiguous to the boundaries of the properties, which would accommodate additional office buildings, expansion of the mall or shopping center, and outparcels which are suitable for restaurants, financial institutions, hotels, or free standing retailers.
Property Markets
     The table below sets forth certain information with respect to the geographic concentration of the properties as of December 31, 2005.
Geographic Concentration of Properties

						Total 2005		Percent
					Total 2005	Discontinued	Total 2005	Of Total
	Units	NRA	GRA	Total 2005	Unconsolidated	Operations	Consolidated	2005 Property
State	(Multifamily) (1)	(Office)(2)	(Retail) (3)	Property Revenue (4)	Property Revenue	Property Revenue	Property Revenue	Revenue
Alabama	7,878	3,266,138	6,548,607	$155,541,724	$8,377,314	$2,542,156	$144,622,254	30.1%
Arizona	2,340	—	—	3,640,082	3,640,082	—	—	0.0%
Florida	4,135	7,809,693	2,196,135	129,751,812	5,646,022	3,719,841	120,385,949	25.1%
Georgia	4,878	4,220,216	1,885,664	85,016,436	3,362,148	13,880,133	67,774,155	14.1%
Maryland	—	154,787	—	261,058	261,058	—	—	0.0%
Mississippi	498	—	—	4,523,033	—	—	4,523,033	0.9%
Nevada	858	—	—	1,894,248	1,894,248	—	—	0.0%
New Mexico	1,025	—	—	2,139,241	2,139,241	—	—	0.0%
North Carolina	9,121	912,264	850,397	62,704,857	652,180	9,361,612	52,691,065	11.0%
South Carolina	2,601	—	474,218	23,606,827	310,697	5,653,709	17,642,421	3.7%
Tennessee	1,263	531,709	156,214	3,198,992	2,110,725	590,894	497,374	0.1%
Texas	6,450	2,459,581	918,024	72,274,592	1,823,278	17,068,085	53,383,229	11.1%
Virginia	3,290	145,127	423,344	28,018,391	114,927	9,156,653	18,746,811	3.9%

Total	44,337	19,499,515	13,452,603	$572,571,293	$30,331,920	$61,973,083	$480,266,290	100.0%

(1)	Units (in this table only) refer to multifamily apartment units.

(2)	NRA refers to net rentable area of office space.

(3)	GRA refers to gross retail area, which includes gross leasable area and space owned by anchor tenants.

(4)	Includes our proportionate share of revenue from those multifamily, office and retail properties accounted for under the equity method and our share of revenue of the properties disposed in 2005.
     We believe that the demographic and economic trends and conditions in the markets where our properties are located indicate a potential for continued growth in property net operating income. Our properties are located in a variety of distinct submarkets within Alabama, Arizona, Florida, Georgia, Maryland, Mississippi, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas and Virginia. However, Birmingham, Alabama; Orlando, Tampa and Miami, Florida; Atlanta, Georgia; Charlotte and Raleigh, North Carolina; Dallas and Houston, Texas and Richmond and Norfolk, Virginia are our primary markets. We believe that our markets in these thirteen states, which are characterized by stable and increasing population and employment growth, should continue to provide a steady demand for multifamily, office and retail properties.
Mortgage Financing
     As of December 31, 2005, we had approximately $2.5 billion of secured and unsecured indebtedness outstanding with a weighted average interest rate of 6.1% and a weighted average maturity of 6.2 years. Of this amount, approximately $0.8 billion was secured mortgage financing and $1.7 billion was unsecured debt. Our mortgaged indebtedness was secured by 71 of our consolidated properties and carried a weighted average interest rate of 6.6% and a weighted average maturity of 7.2 years. The following table sets forth our secured and unsecured indebtedness in more detail.

Mortgage Debt and Notes Payable

	Interest		Principal Balance	Anticipated Annual Debt	Maturity		Balance Due on
Property (1)	Rate		(as of 12/31/05)	Service (1/1/06 - 12/31/06)	Date		Maturity
Multifamily Properties
CG at Berkeley Lake	7.150%		$7,996	$572	06/15/08		$7,247
CG at Edgewater	6.810%		20,692	1,409	01/01/11		18,830
CG at Galleria	4.450	%(6)	22,400	997	06/15/26	(2)	22,400
CG at Galleria	5.160	%(6)	11,105	573	07/01/15		11,105
CG at Hammocks (4)	7.990%		19,231	1,537	09/01/11		16,195
CG at Hunter’s Creek	7.980%		18,999	1,516	06/30/10		18,999
CG at Hunter’s Creek	6.590	%(5)	10,266	677	06/30/10		7,405
CG at Madison	5.350	%(6)	16,157	864	08/01/11		13,742
CG at Mt Vernon	7.180%		12,542	901	02/01/08		11,624
CG at Natchez Trace (Ph II)	8.250%		3,920	323	02/01/37		—
CG at Promenade	6.810%		21,586	1,470	01/01/11		19,643
CG at Quarterdeck (4)	7.730%		10,115	782	07/01/09		8,871
CG at Reservoir	5.600	%(6)	8,015	449	04/01/12		6,782
CG at River Oaks	5.540%		10,500	582	09/01/13		8,903
CG at River Plantation	7.090%		11,423	810	10/15/08		10,252
CG at Riverchase	5.350	%(6)	19,027	1,018	07/01/11		15,934
CG at Trinity Commons (4)	6.750%		18,073	1,220	05/01/11		15,584
CG at Valley Ranch (4)	6.890	%(6)	24,971	1,720	09/01/14		21,971
CG at Wilmington (4)	6.750%		13,279	896	05/01/11		11,435
CV at Bear Creek (4)	7.160%		3,508	251	07/01/11		2,983
CV at Bedford (4)	6.990%		8,711	609	04/01/11		7,483
CV at Canyon Hills (4)	6.990%		12,989	908	04/01/11		12,989
CV at Chase Gayton (4)	7.160%		16,381	1,173	08/01/11		13,945
CV at Deerfield (4)	7.160%		10,536	754	07/01/11		8,966
CV at Estrada (4)	6.420%		9,430	605	11/01/11		8,115
CV at Greenbrier (4)	6.990%		13,065	913	04/01/11		11,224
CV at Greentree (4)	7.730%		6,822	527	07/01/09		5,982
CV at Hampton Glen (4)	6.680%		12,881	860	04/01/12		10,913
CV at Harbour Club (4)	6.990%		8,686	607	04/01/11		7,461
CV at Highland Hills (4)	6.990%		15,140	1,058	04/01/11		13,007
CV at Huntington (4)	7.970%		5,017	400	09/01/07		4,694
CV at Inverness	4.440	%(6)	9,900	440	06/15/26	(2)	9,900
CV at Inverness	5.160	%(6)	1,205	62	07/01/15		1,205
CV at Main Park (4)	7.160%		8,728	625	07/01/11		7,427
CV at Marsh Cove (4)	7.730%		8,298	641	08/01/09		7,265
CV at Meadow Creek (4)	7.160%		9,887	708	07/01/11		8,417
CV at North Arlington (4)	7.100%		8,800	625	07/01/11		7,468
CV at Pear Ridge (4)	6.990%		10,837	758	04/01/11		9,308
CV at Pinnacle Ridge (4)	7.160%		5,162	370	07/01/11		4,391
CV at Research Park	4.520	%(6)	12,775	577	06/15/26	(2)	12,775
CV at Research Park	5.160	%(6)	14,945	771	07/01/15		14,945
CV at Timber Crest (4)	6.750%		15,481	1,045	05/01/11		13,349
CV at Timothy Woods	7.490%		9,023	676	09/01/09		8,325
CV at Tradewinds (4)	7.160%		11,443	819	07/01/11		9,739
CV at Trussville	5.600	%(6)	15,739	881	04/01/12		13,438
CV at Waterford (4)	6.980%		17,440	1,217	01/01/12		14,728
CV at Waters Edge (4)	7.730%		7,308	565	07/01/09		6,409
CV at Windsor Place (4)	7.990%		9,173	733	09/01/11		7,448
Ashley Park (4)	7.000%		9,000	630	10/04/10		9,000
Cottonwood Crossing (4)	7.160%		6,244	447	07/01/11		5,312
Paces Cove (4)	7.160%		11,510	824	07/01/11		9,796
Summer Tree (4)	6.990%		7,943	555	04/01/11		6,823
Office Properties
Colonial Center 100 at Mansell Overlook	8.250%		15,924	1,314	01/10/08		15,314
Retail Properties
CP Montgomery	7.490%		11,617	12,487	09/01/09		11,489
CP Boulevard Square	7.220%		30,787	2,223	08/01/32		5,832
CS Pines Plaza	5.420%		9,218	500	10/01/10		8,497
CP Deerfield	5.900%		32,101	1,894	02/01/13		27,658
CS College Parkway	7.100%		7,636	542	07/01/09		6,694
Village on the Parkway	5.770%		47,000	2,712	07/11/11		47,000
Other debt:
Land Loan	3.720	%(6)	365	379	09/30/06		305
Unsecured Credit Facility (3)	5.190%		110,228	5,721	03/22/08		110,228
Term Loan	5.470	%(7)	100,000	5,470	03/22/08		100,000
Medium Term Notes	7.460%		10,000	10,746	12/20/06		10,000
Medium Term Notes	8.800%		20,000	1,760	02/01/10		20,000
Medium Term Notes	8.800%		5,000	440	03/15/10		5,000
Medium Term Notes	8.050%		10,000	805	12/27/10		10,000
Medium Term Notes	8.080%		10,000	808	12/24/10		10,000
Senior Unsecured Notes	8.050%		65,000	70,233	07/15/06		65,000
Senior Unsecured Notes	7.000%		175,000	12,250	07/14/07		175,000
Senior Unsecured Notes	6.875%		100,000	6,875	08/15/12		100,000
Senior Unsecured Notes	6.150%		125,000	7,688	04/15/13		125,000
Senior Unsecured Notes	4.800%		100,000	4,800	04/01/11		100,000
Senior Unsecured Notes	6.250%		300,000	18,750	06/15/14		300,000
Senior Unsecured Notes	4.750%		275,000	13,063	02/01/10		275,000
Senior Unsecured Notes	5.500%		325,000	17,875	10/01/15		325,000
Unamortized Discounts			(4,834)	—			(4,834)

TOTAL CONSOLIDATED DEBT	6.146%		$2,494,350	$240,284			$2,390,335

(1)	Certain of the properties were developed in phases and separate mortgage indebtedness may encumber each of the various phases. In the listing of property names, CG has been used as an abbreviation for Colonial Grand, CP as an abbreviation for Colonial Promenade, CS as an abbreviation for Colonial Shoppes and CV as an abbreviation for Colonial Village.

(2)	The maturity date noted represents the date on which credit enhancement expires for the tax-exempt municipal bonds put in place as part of the original financing for the property. The stated maturity date for the loans is August 1, 2022.

(3)	This unsecured credit facility bears interest at a variable rate, based on LIBOR plus a spread of 80 basis points. The facility also includes a competitive bid feature that allows us to convert up to $250 million under the line of credit to a fixed rate, for a fixed term not to exceed 90 days. At December 31, 2005, we had $0 outstanding under the competitive bid feature.

(4)	Represents mortgage or note payable assumed in the Cornerstone acquisition.

(5)	Represents floating rate debt that has been swapped to a fixed rate of 6.59%.

(6)	Represents variable rate debt.

(7)	Represents floating rate debt that has been swapped to a fixed rate of 5.470%.
     In addition, the properties in which we own partial interests (and are not consolidated in our financial statements) also are subject to existing mortgage indebtedness. Our pro-rata share of such indebtedness as of December 31, 2005 was as follows:

		Company's Share
	Company's	of Principal
	Percentage	Balance (as of	Interest		Maturity
Unconsolidated Entity	Ownership	12/31/05)	Rate		Date
Multifamily Properties:
Barrington, LLC (CG)	15.0%	$942,014	7.60%		10/01/09
Mountain Brook, LLC (CG)	15.0%	2,334,888	7.60%		10/01/09
Stockbridge, LLC (CV)	15.0%	1,481,357	7.60%		10/01/09
Hillwood, LLC (CV)	15.0%	499,500	4.87	%(1)	12/15/30
Hillwood, LLC (CV)	15.0%	283,067	7.80%		10/01/20
Inverness Lakes I, LLC (CV)	15.0%	600,000	4.83	%(1)	12/15/30
Inverness Lakes I, LLC (CV)	15.0%	311,343	7.80%		07/01/20
Inverness Lakes II, LLC (CV)	15.0%	1,939,106	8.11%		05/01/10
Rocky Ridge, LLC (CV)	15.0%	900,000	5.00	%(1)	12/15/30
Rocky Ridge, LLC (CV)	15.0%	260,956	7.74%		10/01/16
Bayshore (CG)	25.0%	4,841,888	6.85%		11/01/11
Palma Sola (CG)	25.0%	3,886,195	7.03%		04/01/12
Cunningham	20.0%	2,800,000	5.18%		06/15/09
Colony Woods	10.0%	1,715,000	4.18%		11/04/08
Madison at Shoal Run	10.0%	980,000	4.18%		11/04/08
Meadows at Brook Highland	10.0%	1,536,000	4.18%		11/04/08
Stone Ridge	10.0%	500,000	5.50%		01/01/09
Arbors at Windsor Lake	10.0%	892,500	5.50%		01/01/09
Merritt at Godley Station	35.0%	6,903,543	5.50%		06/01/25
Brentwood (CG)	25.0%	3,693,788	7.22%		01/01/11
Hendersonville (CV)	25.0%	3,620,885	7.22%		01/01/11
Pinnacle High Resort — Fixed	20.0%	2,966,000	4.67%		11/01/11
Pinnacle High Resort — Floating	20.0%	741,600	5.39	%(1)	11/01/11
Pinnacle Estates — Fixed	20.0%	3,312,200	4.67%		11/01/11
Pinnacle Estates — Floating	20.0%	828,000	5.39	%(1)	11/01/11
Hacienda Del Rio — Fixed	20.0%	972,640	4.67%		11/01/11
Hacienda Del Rio — Floating	20.0%	243,160	5.39	%(1)	11/01/11
Pinnacle at High Desert — Fixed	20.0%	5,535,000	4.67%		11/01/11
Pinnacle at High Desert — Floating	20.0%	1,383,800	5.39	%(1)	11/01/11
Desert Lakes — Fixed	20.0%	1,903,680	4.67%		11/01/11
Desert Lakes — Floating	20.0%	475,920	5.39	%(1)	11/01/11
Flamingo West — Fixed	20.0%	3,151,040	4.67%		11/01/11
Flamingo West — Floating	20.0%	787,760	5.39	%(1)	11/01/11
Talavera — Fixed	20.0%	3,780,000	4.67%		11/01/11
Talavera — Floating	20.0%	945,000	5.39	%(1)	11/01/11
Colonial Del Rio — Fixed	20.0%	1,306,800	4.67%		11/01/11
Colonial Del Rio — Floating	20.0%	326,800	5.39	%(1)	11/01/11
Fairway Crossings — Fixed	20.0%	2,050,560	4.67%		11/01/11
Fairway Crossings — Floating	20.0%	514,857	5.39	%(1)	11/01/11
Posada Del Este — Fixed	20.0%	890,880	4.67%		11/01/11
Posada Del Este — Floating	20.0%	222,720	5.39	%(1)	11/01/11
Casalindas — Fixed	20.0%	990,880	4.67%		11/01/11
Casalindas — Floating	20.0%	247,720	5.39	%(1)	11/01/11
Pinnacle Heights — Fixed	20.0%	2,775,040	4.67%		11/01/11
Pinnacle Heights — Floating	20.0%	693,760	5.39	%(1)	11/01/11
Spring Hill — Fixed	20.0%	1,301,000	4.67%		11/01/11
Spring Hill — Floating	20.0%	325,200	5.69	%(1)	11/01/11
Rancho Viejo — Fixed	20.0%	1,533,800	4.67%		11/01/11
Rancho Viejo — Floating	20.0%	383,400	5.69	%(1)	11/01/11
La Entrada — Fixed	20.0%	889,920	4.67%		11/01/11
La Entrada — Floating	20.0%	222,480	5.39	%(1)	11/01/11
Arabian Trails — Fixed	20.0%	3,043,680	4.67%		11/01/11
Arabian Trails — Floating	20.0%	760,920	5.39	%(1)	11/01/11
The Grove at Riverchase	20.0%	3,850,000	5.05%		10/01/10
CG at Research Park — Durham	20.0%	4,784,463	5.28%		10/01/13

		Company's Share
	Company's	of Principal
	Percentage	Balance (as of	Interest		Maturity
Unconsolidated Entity	Ownership	12/31/05)	Rate		Date
Office Property:
Land Title Building	33.3%	446,820	8.10%		02/01/15
Orlando Central Center	15.0%	8,730,000	5.35%		09/30/10
St Petersburg Center	15.0%	11,985,000	6.64	%(1)	04/09/07
Tallahassee Apal Pky Center	15.0%	14,385,000	6.64	%(1)	04/09/07
Memphis Germantown Center	15.0%	7,665,000	5.35%		09/30/10
Atlantic Center Plaza — Fixed	15.0%	11,991,712	5.49%		01/01/15
Atlantic Center Plaza — Floating	15.0%	1,875,000	6.44	%(1)	01/01/08
Atlanta Chamblee Center	15.0%	20,550,000	6.14	%(1)	09/30/07
Ravinia — Fixed	15.0%	12,742,913	5.26%		01/01/08
Ravinia — Floating	15.0%	1,950,000	6.44	%(1)	01/01/08
Ravinia — Mezzanine	15.0%	2,917,500	8.14	%(1)	09/30/06
Atlanta Perimeter Center	15.0%	2,790,000	6.14	%(1)	09/30/07
Atlanta Gwinnett Center	15.0%	4,995,000	6.64	%(1)	04/09/07
Orlando University Center	15.0%	7,755,000	5.35%		09/30/10
Orlando Lake Mary Center	15.0%	6,060,000	6.14	%(1)	09/30/07
Richmond Paragon	15.0%	3,480,000	6.64	%(1)	04/09/07
Decoverly — Fixed	15.0%	3,750,000	5.35%		09/30/10
Decoverly — Floating	15.0%	720,000	6.64	%(1)	04/09/07
Broward Financial	15.0%	6,937,204	4.84%		02/10/08
Las Olas	15.0%	14,720,384	5.32%		12/11/14
Charlotte University Center	15.0%	2,790,000	5.35%		09/30/10
Charlotte Vanguard Center	15.0%	6,810,000	6.64	%(1)	04/09/07
Jacksonville Baymeadows Center	15.0%	12,840,000	5.35%		09/30/10
Baymeadows	15.0%	2,076,907	5.55%		06/11/14
Westchase	15.0%	2,276,961	5.39%		09/11/14
Jacksonville JTB Center	15.0%	4,320,000	5.35%		09/30/10
Landstar	15.0%	3,600,000	6.64	%(1)	04/09/07
McGinnis Park — Fixed	15.0%	146,812	8.00%		04/09/07
McGinnis Park — Floating	15.0%	2,610,000	6.64	%(1)	04/09/07
Post Oak	15.0%	17,205,000	6.14	%(1)	09/30/07
Dallas 6600 Campus Circle	15.0%	2,265,000	6.64	%(1)	04/09/07
Dallas Tollway Crossing	15.0%	3,360,000	6.64	%(1)	04/09/07
Signature Place	15.0%	4,320,000	6.39	%(1)	02/10/08

Retail Properties:
CP Hoover	10.0%	1,713,967	5.94%		01/11/13
Glynn Place Mall JV	10.0%	2,300,000	5.25%		12/08/10
Valdosta Mall JV	10.0%	5,160,000	5.27%		12/08/15
Bel Air Mall JV	10.0%	12,240,000	5.30%		12/08/15
Myrtle Beach Mall JV	10.0%	5,020,000	6.09	%(1)	12/11/07
University Village Mall JV	10.0%	3,179,000	6.04	%(1)	12/11/07
Greenville Mall JV	10.0%	4,467,500	5.29%		12/08/15
Colonial Pinnacle Turkey Creek	50.0%	6,508,893	6.19%		12/20/06
Parkway Place	45.0%	26,415,000	5.39	%(1)	06/28/08

Total Unconsolidated Debt		$373,134,283	4.85%

(1)	Represents variable rate debt.
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
     No matters were submitted to a vote of our unitholders during the fourth quarter of 2005.

PART II
Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters.
There is no established public trading market for the units. As of March 8, 2006, there were 93 holders of record of units.
     We have made consecutive quarterly distributions since our formation in the third quarter of 1993. Our ability to make distributions depends on a number of factors, including net cash provided by operating activities, capital commitments and debt repayment schedules. Holders of units are entitled to receive distributions when, as and if declared by the Board of Trustees of the Trust out of any funds legally available for that purpose.
     The following table sets forth the distributions per common unit paid by us during the periods noted:

Calendar Period	Distribution
2005
First Quarter	$0.675
Second Quarter	$0.675
Third Quarter	$0.675
Fourth Quarter	$0.675

2004
First Quarter	$0.670
Second Quarter	$0.670
Third Quarter	$0.670
Fourth Quarter	$0.670

Item 6. Selected Financial Data.
     The following table sets forth selected financial and operating information on a historical basis for CRLP for each of the five years ended December 31, 2005. The following information should be read together with our consolidated financial statements and notes thereto included in Item 8 of this Form 10-K.
COLONIAL REALTY LIMITED PARTNERSHIP
SELECTED FINANCIAL INFORMATION

(in thousands, except per unit data)	2005	2004	2003	2002	2001

OPERATING DATA

Total revenue	$495,443	$317,630	$272,296	$262,016	$247,945
Expenses:
Depreciation and amortization	181,723	88,025	74,338	67,961	58,131
Other operating	207,814	126,031	103,753	93,253	83,061
Income from operations	105,906	103,574	94,205	100,802	106,753
Interest expense	130,636	77,743	61,896	59,071	65,614
Interest income	4,460	1,064	792	1,299	1,049
Other income, net	102,877	8,420	7,218	35,820	16,637
Income from continuing operations	82,607	36,314	40,317	78,850	58,825
Income from discontinued operations	200,862	40,999	34,465	32,057	28,422
Distributions to preferred unitholders	29,641	22,274	28,608	24,438	22,280
Net income available to common unitholders	253,828	55,039	46,174	86,468	64,966

Per unit — basic:
Income from continuing operations	$1.08	$0.38	$0.33	$1.64	$1.14
Income from discontinued operations	4.10	1.09	0.97	0.97	$0.89

Net income per unit — basic	$5.18	$1.47	$1.30	$2.61	$2.03

Per unit — diluted:
Income from continuing operations	$1.07	$0.37	$0.33	$1.62	$1.14
Income from discontinued operations	4.06	1.08	0.96	0.96	$0.88

Net income per unit — diluted	$5.13	$1.45	$1.29	$2.58	$2.02

Distributions per unit	$2.70	$2.68	$2.66	$2.64	$2.52

BALANCE SHEET DATA

Land, buildings and equipment, net	$3,888,927	$2,426,379	$1,970,695	$1,947,072	$1,756,255
Total assets	4,499,227	2,801,324	2,194,867	2,129,773	2,014,383
Total long-term liabilities	2,494,350	1,855,787	1,267,865	1,262,193	1,191,791

OTHER DATA
Total properties (at end of year)	261	153	112	106	108
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the consolidated financial statements of CRLP and notes thereto contained in Item 8 of this Form 10-K.

General
     CRLP is the operating partnership of the Trust. The Trust’s shares are listed on the New York Stock Exchange. The Trust is a fully-integrated real estate company, which means that it is engaged in the acquisition, development, ownership, management and leasing of commercial real estate property primarily in the Sunbelt region of the United States. Our activities include full or partial ownership of a diversified portfolio of 261 properties as of December 31, 2005, located in Alabama, Arizona, Florida, Georgia, Maryland, Mississippi, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas, and Virginia, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate.
     As a lessor, the majority of our revenue is derived from tenants under existing leases at our properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments. We believe that the diversified nature of the properties in which we typically invest – multifamily, office and retail – provides a more stable revenue flow in uncertain economic times, since our diversified property types generally do not have the same economic cycles and while one property type may be experiencing difficulty, the other property types may be maintaining their strength.
     The following table summarizes certain key operating performance measures for our properties as of and for the years ended December 31, 2005 and 2004:

	Consolidated Properties		Unconsolidated Properties		Total Properties
	As of and for the Year		As of and for the Year		As of and for the Year
	Ended December 31,		Ended December 31,		Ended December 31,
	2005	2004	2005	2004	2005	2004
Multifamily Properties

Physical Occupancy	95.3%	94.7%	95.6%	92.9%	95.3%	94.6%
Same-Property Economic Occupancy (1)	84.2%	81.8%	n/a	n/a	84.2%	81.8%

End of Month Scheduled Base Rent per Unit per Month	$817	$851	$815	$782	$828	$844
Capital Expenditures per Unit	$682	$690	$853	$487	$710	$609

Office Properties

Physical Occupancy	92.4%	92.2%	86.4%	100.0%	91.3%	92.2%
Base Rent per Square Foot	$19.25	$18.28	$21.22	$14.86	$19.60	$17.48
Capital Expenditures per Square Foot	$3.53	$2.48	$0.79	$—	$3.51	$2.48

Retail Properties

Regional Malls:
Physical Occupancy	93.2%	93.8%	93.3%	81.9%	93.4%	93.4%
Base Rent per Square Foot	$20.76	$22.25	$24.12	$22.86	$22.99	$22.86
Tenant Gross Sales per Square Foot	$255.64	$271.03	$287.69	$272.05	$276.43	$271.19

Shopping Centers:
Physical Occupancy	90.2%	87.9%	94.6%	99.3%	91.0%	88.5%
Base Rent per Square Foot	$17.20	$16.61	$17.41	$17.23	$17.21	$16.65
Tenant Gross Sales per Square Foot	$227.31	$212.70	$274.29	$237.48	$229.55	$214.16

(1)	Economic Occupancy represents scheduled base rents, less vacancy loss, all concessions adjusted for straightline (including but not limited to: renewals, move-ins, models, employee units), and bad debts divided by scheduled base rents
     As shown in the table above, multifamily occupancy rates increased in 2005. Improvements were due primarily to the strengthening of the overall economy and acquisitions during 2005 of multifamily properties in cities such as Atlanta, GA; Austin, TX; Charlotte, NC; Raleigh-Durham, NC and Tampa, FL. On a per unit basis, base rent per month decreased as a result of the acquisition of the Cornerstone properties, which typically have fewer square feet per unit resulting in lower average rents. Although the average rent per unit decreased, average rent per square foot increased. We expect to continue to make acquisitions of attractive multifamily properties in existing markets and new markets as a result of our exposure to those new markets. As a result of the completion of the Cornerstone acquisition, we will have greater exposure to the economic trends specific to the multifamily sector, such as:
•	changes in job growth, household formation and population growth in our markets;

•	changes in interest rates;

•	supply and demand for apartment properties in our current markets; and

•	competition, which could limit our ability to secure attractive investment opportunities, lease apartment properties, or increase or maintain rents.
     As shown in the table above, physical occupancy of our office properties decreased from 92.2% in 2004 to 91.3% in 2005. The decrease is primarily due to opportunistic acquisitions made during 2005, including but not limited to the acquisition of a 15% partnership interest the in CRT Properties, Inc. portfolio which currently has an 86.4% occupancy rate. Same store occupancy increased 3% from 91.4% in 2004 to 94.9% in 2005. Average rental rates have increased in 2005 by 12.1% to $19.60 per square foot from $17.48 per square foot in 2004. The increase is due to higher rental rates on the 2005 acquisition properties. Lease transactions of 1.3 million square feet were completed in 2005, including 709,000 square feet of new leases. Additionally, average tenant improvements and leasing commissions have declined 7% from 2004. We remain cautiously optimistic about the office business as we continue to see positive trends in our portfolio.
     During 2005, our retail division acquired one shopping center and opened a new shopping center development which was 100% leased at December 31, 2005. We sold ten malls, six of which were to the GPT Joint Venture in which we retained a 10% interest (see Note 7 – Investment in Partially Owned Entities and other Arrangements in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K). These mall transactions triggered the shifts in our property performance indicators above. At the end of 2004, we owned 100% of 15 malls and a partial interest in one mall. At the end of 2005, we owned 100% of five malls and a partial interest in seven malls. The 2004 year-end occupancy, base rent per square foot and tenant gross sales per square foot for the five malls which were owned 100% at the end of 2005 were 92.5%, $20.42, and $248.75, respectively, resulting in a 1.1% increase in occupancy, a 1.6% increase in base rent per square foot and a 2.8% increase in sales per square foot in 2005.
     Each of the retail property indicators in the above table continued to improve during 2005 in both the mall and shopping center portfolios. We expect these upward trends to continue during 2006. In 2005 we entered into approximately 1.8 million square feet of lease transactions with a total of approximately 1.9 million square feet of transactions commencing in 2005. We are currently developing five shopping centers totaling approximately 1.3 million square feet of retail space with more developments in the pipeline as part of our focus on expanding our portfolio in “lifestyle” and “power” centers.
     With our diversified strategy of investing in multifamily, office and retail property types, we are able to alter our asset mix to leverage market timing and maximize our investment returns. Currently, we are encouraged to see the multifamily market beginning to stabilize, and we are positioning our portfolio to benefit from that stabilization. Our diversified strategy allows us to balance risk and reward and to leverage changing market conditions in three distinct sectors, which we believe lowers our risk profile, adds stability and sets us apart from our industry peers that are invested in a single property type.
Merger with Cornerstone Realty Income Trust, Inc.
     On April 1, 2005, the Trust completed the merger of Cornerstone with and into CLNL a wholly-owned subsidiary of Colonial, pursuant to the Merger Agreement, among Cornerstone, CLNL and the Trust. For a detailed discussion of the Cornerstone acquisition see Item 1 “Business – Merger with Cornerstone Realty Income Trust”.
Recent Activity
     Fluctuations in our results of operations from period to period are affected by acquisitions, dispositions, new developments placed in service and other business transactions resulting from our efforts to develop new properties, and expand existing properties. During 2005, we repositioned our portfolio with acquisitions, dispositions and developments summarized below.
     In our multifamily division, in addition to the Cornerstone merger completed in April 2005 in which we acquired 86 multifamily apartment communities with 22,981 apartment homes and an interest in four real estate joint ventures, we made numerous other acquisitions and dispositions. During 2005, we acquired six other apartment communities with 1,925 apartment homes and a 20% partnership interest in two other apartment communities with 715 apartment homes. These properties were acquired in Birmingham, Alabama; Atlanta, Georgia; Charlotte, Durham and Raleigh, North Carolina; Nashville and Memphis, Tennessee; and Dallas, Texas. As part of a recycling program, we disposed of our 15% interest in two multifamily apartment communities with 901 apartment homes, our 10% interest in one multifamily community with 326 apartment homes and 30 wholly-owned apartment communities with 6,865 apartment homes. Of the 30 wholly owned apartment communities sold throughout 2005, 15 of the communities were assets acquired in the Cornerstone acquisition.
     In our office division, we added an additional 1.9 million square feet of rentable space in 2005 by acquiring office assets in Huntsville, Alabama; Atlanta, Georgia; Miami, Orlando and Tampa, Florida; and Austin, Texas. In addition to our wholly owned acquisitions, we acquired a 15% interest in an office joint venture with DRA Advisors LLC which included a portfolio of 137 office buildings on 26 properties located primarily in the southeastern United States. Our 15% interest in the Colonial / DRA Office Joint Venture added an additional 11.7 million square feet of rentable space to our portfolio.
     In our retail division, we increased our emphasis on open-air strip centers by divesting of ten of our regional malls. Four regional malls, including assets in Gadsden, Alabama, Macon, Georgia, Burlington, North Carolina and Temple, Texas, were disposed of completely while the other six regional mall assets were transferred to the GPT Joint Venture in which we retained a 10% interest. These dispositions in total reduced our holdings in regional malls by 6.6 million square feet.
     In 2005, we capitalized on the opportunity to enter into the for-sale residential / condominium conversion market. During the year, we became partners in two condominium conversion projects located in Jensen Beach and Delray Beach, Florida. We also announced the development plans for four additional projects, two of which we broke ground in late 2005 and two which will be begin in early 2006. These development projects are located in Charlotte, North Carolina, Charleston, South Carolina and Gulf Shores, Alabama.
     Colonial Grand at Mallard Creek, Colonial Grand at Silverado and Colonial Village at Twin Lakes are three multifamily developments that were completed during the year adding an additional 950 apartment homes to our multifamily portfolio. Completing the development of Colonial Promenade Alabaster, a retail power center located in Birmingham, Alabama, added an additional 607,000 square feet in our retail division. The Colonial Shoppes Colonnade redevelopment was completed during the third quarter of 2005 which added a 30,000 square foot gym and three new restaurants.
     We have numerous developments in our pipeline set to be completed throughout 2006 and 2007. In the multifamily division, six ground up developments for Colonial Grand apartment communities are planned, four of which are in Austin, Texas, one in Charlotte, North Carolina and one in Gulf Shores, Alabama. Upon completion, these developments will add 2,000 apartment homes in our portfolio. In the office division, we broke ground on two developments located in Huntsville, Alabama and Orlando, Florida that will add an additional 260,000 square feet of space to our portfolio. In the retail division, we continued the development of two centers located in Gulf Shores and Birmingham, Alabama, which are set to be completed in late 2006 and early 2007 and started development on two other retail centers, both of which are located in Birmingham, Alabama and are targeted to be completed in late 2007. With the completion of these developments, the retail division will have an additional 1,274,000 square feet of rentable space. We are also a 50% partner in a 520,000 square foot retail development in Knoxville, Tennessee which is set to be completed during the second quarter of 2006. See additional discussion regarding our continuing developments in Part I.
     During the year, we completed a $275 million senior notes offering and a $325 million senior notes offering, and the Trust completed an equity offering in which it issued 4.5 million common shares at a price of $43.75 per share. We used the proceeds received from these offerings to repay the outstanding balance on our bridge loans (see Note 9 – Notes and Mortgages Payable in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K), pay down the outstanding balance on our unsecured line of credit and fund investment activities.
Comparison of the year ended December 31, 2005 to the year ended December 31, 2004
     Base rent for the year ended December 31, 2005 increased $151.3 million or 58.5% as compared with the year ended December 31, 2004. Base rent increased $93.1 million as a result of the Cornerstone acquisition, $36.6 million due to net acquisition and disposition activity and $5.5 million as result of completed developments in 2005. The remaining increase is primarily a result of a decrease in move-in concessions at our multifamily properties and an increase in occupancy in all three divisions.
     Percentage rent for the year ended December 31, 2005 increased $0.8 million or 28.4% as compared with the year ended December 31, 2004. The increase was primarily due to an increase in gross sales per square foot at our retail malls and the addition of new tenants at our retail malls that have recently completed redevelopment projects. The increase was partially offset by the sale of four malls and the transfer of six malls to the GPT Joint Venture (see Note 7 – Investment in Partially Owned Entities and other Arrangements in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K).

     Tenant recoveries for the year ended December 31, 2005 increased $6.6 million or 21.2% as compared with the year ended December 31, 2004. The increase was primarily the result of our 2005 and 2004 acquisitions.
     Other property related revenue for the year ended December 31, 2005 increased $11.2 million or 64.0% as compared with the year ended December 31, 2004. Of the increase, $8.4 million is attributable to the Cornerstone acquisition and $3.1 million is attributable to properties acquired and developed in 2005 and 2004 which was partially offset by $1.4 million due to 2005 dispositions. The remaining increase is a result of ancillary income from our existing properties.
     Other non-property related revenue for the year ended December 31, 2005 increased $7.9 million as compared with the year ended December 31, 2004. The increase is primarily due to an increase in property management fees of $5.3 million and leasing income of $1.8 million, as a result of an increase in third party management agreements.
     General operating expenses of our operating properties for the year ended December 31, 2005 increased $17.0 million or 72.2% as compared to the year ended December 31, 2004. Of the increase, $11.0 million is attributable to the Cornerstone acquisition and $5.1 million is related to general operating expenses of the properties acquired and developed during 2005 and 2004. The remaining increase is a result of increased operating costs at our existing properties.
     Salaries and benefits of our operating properties for the year ended December 31, 2005 increased $14.5 million or 93.5% as compared to the year ended December 31, 2004. Of the increase, $11.2 million is related to the Cornerstone acquisition and $2.5 million is related to properties acquired during 2005 and 2004 and developed in 2005. The remaining increase is a result of an increase in payroll costs as a result of general salary increases to cover cost of living increases.
     Repairs and maintenance of our operating properties for the year ended December 31, 2005 increased $13.5 million or 44.8% as compared to the year ended December 31, 2004. Of the increase, $8.1 million is related to expenses associated with properties in the Cornerstone portfolio and $1.5 million is a result of other properties acquired and developed in 2005 and 2004. The remaining increase is related to repairs that occurred on certain of our multifamily and retail assets in 2005 as compared to 2004.
     Taxes, licenses and insurance for our operating properties for the year ended December 31, 2005 increased $22.1 million or 74.5% as compared to the year ended December 31, 2004. Of the increase, $12.9 million is related to the Cornerstone assets and $8.7 million is related to the other properties acquired and developed in 2005 and 2004. The remaining increase is a result of an increase in overall property taxes on a number of our operating properties.
     General and administrative corporate expenses for the year ended December 31, 2005 increased $14.8 million or 54.1% as compared to the year ended December 31, 2004. Of the increase, $11.1 is related to an increase in salaries and other incentives associated with the growth of CRLP of which $5.3 million is attributable to the addition of the Cornerstone portfolio. Additionally, $3.9 million is attributable to the acquisition of a majority interest in Colonnade Properties LLC in September 2004 (see Note 7 – Investment in Partially Owned Entities and other Arrangements in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K).
     Depreciation and amortization expenses for the year ended December 31, 2005 increased $93.7 million or 106.4% as compared to the year ended December 31, 2004. Of the increase, $64.3 million is related to properties acquired in the Cornerstone acquisition, including $37.1 million related to the amortization of in-place lease intangible assets. Approximately $17.0 million of the increase is related to properties acquired and developed during 2005 and 2004 which was partially offset by 2005 dispositions. Additionally, the amortization of prepaid leasing commissions and tenant improvements on our existing properties increased approximately $9.6 million as a result of an increase in leasing activity in 2005.
     Interest expense for the year ended December 31, 2005 increased $52.3 million, or 68.0%, to $130.6 million as compared to the year ended December 31, 2004. The increase reflects the issuance of $275 million of senior notes on January 31, 2005, the issuance of $325 million of senior notes on September 28, 2005 by CRLP and the assumption of $837.0 million of debt in connection with the Cornerstone acquisition. In addition, we had increased usage under our unsecured line of credit accompanied by rising interest rates.
     Interest Income for the year ended December 31, 2005 increased $3.4 million compared to the same period for 2004. The increase is a result of a $35.5 million increase in notes receivable in 2005 compared to 2004. We issued notes receivable in connection with the sale of eight multifamily properties and provided mezzanine financing to third parties in 2005.
     Income from partially owned entities for the year ended December 31, 2005 decreased $2.0 million compared to the same period for 2004. The decrease is primarily the result of our interest in the net loss of the DRA / Colonial Office JV, which experienced a net loss in the fourth quarter of 2005 as a result of increased amortization and depreciation expense primarily related to in-place lease intangibles.
     Gains from sales of property included in continuing operations for the year ended December 31, 2005 increased $102.4 million to $111.2 million as compared to the year ended December 31, 2004. The increase is a result of the transfer of six regional malls to the GPT Joint Venture in which we retained a 10% interest resulting in a gain of $93.2 million and $13.6 million in gains related to condominium sales during 2005. The remaining increase is due to an increase in the number of land parcels sold.
     Income taxes for the year ended December 31, 2005 increased $5.7 million as compared to the same period in 2004. The increase is a result of $3.7 million in income taxes associated with condominium sales in 2005 and an increase in income taxes related to land sales.
     Other income (expense) for the year ended December 31, 2005 increased $4.3 million compared to the same period in 2004. The increase is primarily a result of $4.0 million received as a result of forfeited earnest money. The increase is also a result of a full year of mark to market adjustment related to a $17.0 million swap on a property acquired during 2004. The swap does not qualify for hedge accounting in accordance with SFAS No. 133. Therefore the fair value of the swap is recognized currently in earnings.
     Income from discontinued operations for the year ended December 31, 2005 increased $126.4 million compared to the year ended December 31, 2004. At December 31, 2005, we had classified eighteen multifamily apartment communities containing approximately 4,635 units and one retail asset containing approximately 73,500 square feet as held for sale. The operating property sales (with no continuing involvement) that occurred in 2005 and 2004, which resulted in a gain on disposal of $184.4 million and $17.6 million, respectively, are classified as discontinued operations (see Note 4 – Property Acquisitions and Dispositions in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K).
Comparison of the year ended December 31, 2004 to the year ended December 31, 2003
     Base rent for the year ended December 31, 2004 increased $39.2 million or 17.8% as compared with the year ended December 31, 2003. Base rent increased $30.6 million as a result of the 2004 and 2003 acquisitions and $1.2 million as a result of the completed developments in 2004. The remaining increase is primarily a result of a decrease in move-in concessions at our multifamily properties and an increase in occupancy at our retail properties.
     Percentage rent for the year ended December 31, 2004 increased $0.2 million or 8.4% as compared with the year ended December 31, 2003. The increase was primarily due to an increase in gross sales per square foot at our retail malls and the addition of new tenants at our retail malls that have recently completed redevelopment projects.
     Tenant recoveries for the year ended December 31, 2004 increased $1.3 million or 4.3% as compared with the year ended December 31, 2003. The increase was primarily the result of our 2004 and 2003 acquisitions.
     Other property related revenue for the year ended December 31, 2004 increased $1.2 million or 7.1% as compared with the year ended December 31, 2003. Of the increase, $1.0 million is attributable to a full year of operations for the properties acquired and developed in 2004 and 2003. The remaining increase is a result of ancillary income from our existing properties.
     Other non-property related revenue for the year ended December 31, 2004 increased $3.5 million as compared with the year ended December 31, 2003. The increase is primarily due to an increase in property management and leasing income of $3.0 million, as a result of the new multifamily third party management agreements and the acquisition of Colonnade Properties, LLC (see Note 7 – Investment in Partially Owned Entities and other Arrangements in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K). The remaining increase is a result of an increase in development and third party construction fees.
     General operating expenses of our operating properties for the year ended December 31, 2004 increased $3.3 million or 16.2% as compared to the year ended December 31, 2003. General operating expenses of the properties acquired and developed during 2004 and 2003 increased $2.5 million in 2004 as compared to 2003. The remaining increase is a result of increased operating costs at our existing properties.
     Salaries and benefits of our operating properties for the year ended December 31, 2004 increased $2.8 million or 22.2% as compared to the year ended December 31, 2003. Of the increase, $2.2 million is related to properties acquired during 2004 and 2003 and developed in 2004. The remaining increase is a result of an increase in payroll costs as a result of general salary increases to cover cost of living increases.
     Repairs and maintenance of our operating properties for the year ended December 31, 2004 increased $3.7 million or 14.0% as compared to the year ended December 31, 2003. Of the increase, $2.6 million is a result of a full year of operations of the properties acquired and developed in 2004 and 2003. The remaining increase is related to repairs that occurred on certain of our multifamily and retail assets in 2004 as compared to 2003.
     Taxes, licenses and insurance for our operating properties for the year ended December 31, 2004 increased $4.7 million or 18.8% as compared to the year ended December 31, 2003. The properties acquired and developed in 2004 and 2003 contributed $4.6 million of the increase. The remaining increase is a result of an increase in overall property taxes on a number of our operating properties.
     General and administrative corporate expenses for the year ended December 31, 2004 increased $7.8 million or 40.1% as compared to the year ended December 31, 2003. The increase is primarily attributable to a $3.5 million increase in management compensation as a result of CRLP’s continued growth, a $0.5 million increase in professional fees associated with Sarbanes-Oxley compliance and $1.6 million related to the acquisition of Colonnade Properties, LLC during 2004.
     Depreciation and amortization expenses for the year ended December 31, 2004 increased $13.7 million or 18.4% as compared to the year ended December 31, 2003. Approximately $12.9 million of the increase is related to a full year of depreciation and amortization on the properties acquired and developed during 2004 and 2003. The remaining increase is due primarily to increased amortization of prepaid leasing commissions and tenant improvements on our existing properties.
     Interest expense for the year ended December 31, 2004 increased $15.8 million, or 25.6%, to $77.7 million as compared to the year ended December 31, 2003. The increase reflects the issuance of $400 million of senior notes by CRLP during 2004 and interest on $246.2 million of debt assumed in connection with the acquisitions during 2004. Additionally, the increase is offset by a decrease in the LIBOR rate in 2003 and lower interest expense on our line of credit due to a lower average loan balance resulting from our equity offering and disposition activities in the early to mid part of 2003.
     Income from partially owned entities for the year ended December 31, 2004 increased $0.9 million compared to the same period for 2003. The increase is primarily the result of our interest in the joint venture with DRA in Arizona, New Mexico and Nevada and certain other joint ventures entered into in 2004.
     Gains from sales of property included in continuing operations for the year ended December 31, 2004 increased $1.4 million to $8.9 million as compared to the year ended December 31, 2003. The increase is a primarily the result of a gain on the sale of an operating property in which we retained a continuing interest, which was offset by a decrease in the sales of various parcels of land in 2004 as compared to the sale of certain parcels of land in 2003.
     Income taxes for the year ended December 31, 2004 increased $0.5 million as compared to the same period in 2003. The increase is a result of an increase in income taxes related to land sales.
     Other income (expense) for the year ended December 31, 2004 increased $0.7 million as compared to the same period in 2003. The increase is due to the mark to market adjustment related to a $17.0 million swap on a property acquired during 2004. The swap does not qualify for hedge accounting in accordance with SFAS 133. Therefore the fair value of the swap is recognized currently in earnings.
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
     Land, Buildings, and Equipment
     Land, buildings, and equipment are stated at the lower of cost, less accumulated depreciation, or fair value. We review long-lived assets and certain intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the asset’s fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Useful Lives
Buildings	40 years
Furniture and fixtures	5 or 7 years
Equipment	3 or 5 years
Land improvements	10 or 15 years
Tenant improvements	Life of lease
     Repairs and maintenance are charged to expense as incurred. Replacements and improvements are capitalized and depreciated over the estimated remaining useful lives of the assets. When items of land, buildings, or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recorded. We recognize sales of real estate properties only upon the closing of a transaction. Payments received from purchasers prior to closing are recorded as deposits. Profit on real estate sold is recognized using the full accrual method upon closing when the collectibility of the sales price is reasonably assured and we are not obligated to perform significant activities after the sale. Profit may be deferred in whole or part until the sale meets the requirements of profit recognition on sales of real estate under GAAP. For properties sold to a joint venture in which we retain an ownership percentage, we limit the profit recognized from the sale to the portion sold to the outside party. Further, the profit is limited by the amount of cash received for which we have no commitment to reinvest.
     Acquisition of Real Estate Assets
     We account for acquisitions of investments in real estate by allocating the purchase price to acquired tangible assets, consisting of land, building and tenant improvements, and to identifiable intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of other tenant relationships, based in each case on their fair values. We consider acquisitions of operating real estate assets to be “businesses” as that term is contemplated in Emerging Issues Task Force Issue No. 98-3, Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business.
     We allocate purchase price to the fair value of the tangible assets of an acquired property (which includes the land and building) determined by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land and buildings based on management’s determination of the relative fair values of these assets. We also allocate value to tenant improvements based on the estimated costs of similar tenants with similar terms.
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
     The aggregate value of other intangible assets acquired are measured based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. We may engage independent third-party appraisers to perform these valuations and those appraisals use commonly employed valuation techniques, such as discounted cash flow analyses. Factors considered in these analyses include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. We also consider information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods depending on specific local market conditions and depending on the type of property acquired. We also estimate costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.
     The total amount of other intangible assets acquired is further allocated to in-place leases, which includes other tenant relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement or management’s expectation for renewal), among other factors.
     The value of in-place leases and tenant relationships are amortized as a leasing cost expense over the initial term of the respective leases and any renewal periods, which are primarily expected to range from 11 to 28 years for office and retail properties and from 5 to 11 months for multifamily properties. These intangible assets have a current weighted-average composite life of 19 years for office and retail properties and 7 months for multifamily properties. In no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.
     We are actively pursuing acquisition opportunities and will not be successful in all cases. Costs incurred related to these acquisition opportunities are expensed once it is no longer probable that we will be successful in the acquisition.
     Real Estate Development
     We capitalize all costs, including interest and real estate taxes that are associated with a development, construction, expansion, or leasing of real estate investments as a cost of the property. All other expenditures necessary to maintain a property in ordinary operating condition are expensed as incurred.
     Costs incurred during predevelopment are capitalized after we have identified a development site, determined that a project is feasible, and concluded that it is probable that the project will proceed. While we believe we will recover this capital through the successful development of such projects, it is possible that a write-off of unrecoverable amounts could occur. Once it is no longer probable that a development will be successful, the predevelopment costs that have been previously capitalized are expensed.
     Principles of Consolidation
     The consolidated financial statements include the accounts of CRLP, CPSI, CPSLP and certain other partially owned entities required to be consolidated. Entities in which CRLP owns, directly or indirectly, a 50% or less interest and do not control are reflected in the consolidated financial statements as investments accounted for under the equity method. Under this method the investment is carried at cost plus or minus equity in undistributed earnings or losses since the date of acquisition. For those entities in which we own less than 100% of the equity interest, we consolidate the property if we have the direct or indirect ability to make major decisions about the entities’ activities based on the terms of the respective joint venture agreements which specify the sharing of participating and protective rights such as decisions regarding major leases, encumbering the entities with debt and whether to dispose of entities. We would also consolidate certain partially-owned entities and other subsidiaries if we own less than 100% equity interest and are deemed to be the primary beneficiary as defined by FASB Interpretation 46 Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised (“FIN 46(R)”).
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
     Notes Receivable
     Notes receivable consist primarily of promissory notes issued by third parties. We record notes receivable at cost. We evaluate the collectibility of both interest and principal for each of its notes to determine whether it is impaired. A note is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the value of the collateral if the note is collateral dependent. The weighted average interest rate on the notes receivable is approximately 16% per annum as of December 31, 2005. Interest income is recognized on an accrual basis.
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
Recent Pronouncements of the Financial Accounting Standards Board (FASB)
     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 was to be applied immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. In December 2003, the FASB revised FIN 46 through the release of FIN 46R, which clarified certain aspects of FIN 46 and contained certain provisions that deferred the effective date of FIN 46 to periods ending after March 15, 2004 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.
     We have identified certain relationships that we deem to be variable interest entities in which we hold a significant variable interest. Our estimated maximum exposure to loss is related to these entities is limited to the carrying value of our investments in and notes receivable from those entities, which totaled $37.6 million as of December 31, 2005. In addition to these variable interest entities, we have variable interests in the form of guarantees or loans with certain other variable interest entities. The maximum exposure related to these entities is limited to the amount of the guarantees and loans which totaled $48.5 million as of December 31, 2005, which results in a total maximum exposure attributable to all variable interest entities in the aggregate amount of $86.1 million. The adoption of FIN 46 and FIN 46R did not have a material effect on our consolidated financial statements.
     In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised) (“SFAS No. 123 (R)”), Share Based Payment, that will require compensation costs related to share-based payment transactions to be recognized in financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123 (R) replaces SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (R) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. We do not expect the adoption of SFAS No. 123 (R) to have a material impact on our consolidated financial statements.
     In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights. EITF Issue 04-5 will change the application of existing accounting pronouncements that govern consolidation of variable interest entities and voting interest entities when such an entity has a sole general partner and limited partners with certain rights. EITF 04-5 is effective immediately for all limited partnerships formed or modified subsequent to June 29, 2005, and is effective for all other limited partnerships for the first fiscal year beginning after December 15, 2005. The adoption of EITF Issue 04-5 did not have a material impact on CRLP’s consolidated financial statements.
     In March 2005, the FASB issued FIN No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, that requires companies to recognize a liability for the fair value of conditional asset retirement obligations, if such fair value can be reasonably estimated. FIN 47 requires the fair value of a liability for unconditional asset retirement obligations to be recognized when incurred, which is generally upon the issuance of regulation, acquisition, construction or development of the asset. FIN 47 is effective on December 31, 2005. Based on our evaluation of our exposures, the adoption of FIN 47 did not have a material impact on our consolidated financial statements.
Liquidity and Capital Resources
     Short-Term Liquidity Needs
     Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses directly associated with our portfolio of properties (including regular maintenance items), capital expenditures incurred to lease our space (e.g., tenant improvements and leasing commissions), interest expense and scheduled principal payments on our outstanding debt, and quarterly distributions that we pay to our common and preferred unitholders In the past, we have primarily satisfied these requirements through cash generated from operations. We believe that cash generated from operations and borrowings under our unsecured line of credit will be sufficient to meet our short-term liquidity requirements. However, factors described below and elsewhere herein, including under Item 1A – “Risk Factors,” may have a material adverse effect on our cash flow.
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
     The Trust has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the taxable year ending December 31, 1993. If the Trust qualifies for taxation as a REIT, it generally will not be subject to Federal income tax to the extent it distributes at least 90% of REIT taxable income to its shareholders. If the Trust qualifies for taxation as a REIT, it generally will not be subject to federal income tax on the income it distributes if it distributes at least 90% of its REITs taxable income to its shareholders. Our partnership agreement requires us to distribute at least quarterly 100% of our available cash (as defined in the partnership agreement) to holders of our partnership units. Consistent with our partnership agreement, we intend to continue to distribute quarterly an amount of our available cash sufficient to enable the Trust to pay quarterly dividends to its shareholders in an amount necessary to satisfy the requirements applicable to REITs under the Internal Revenue Code and to eliminate federal income and excise tax liability.
     Long-Term Liquidity Needs
     Our long-term liquidity requirements consist primarily of funds necessary to pay for the principal amount of our long-term debt as it matures, significant non-recurring capital expenditures that need to be made periodically at our properties, development projects that we undertake and costs associated with acquisitions of properties that we pursue. Historically, we have satisfied these requirements principally through the most advantageous source of capital at that time, which has included the incurrence of new debt through borrowings (through public offerings of unsecured debt and private incurrence of secured and unsecured debt), sales of the Trust’s common and preferred shares, capital raised through the disposition of assets, and joint venture capital transactions. We believe these sources of capital will continue to be available in the future to fund our long-term capital needs. However, factors described below and elsewhere herein may have a material adverse effect on our access to these capital sources.
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
     The Trust’s ability to raise funds through sales of common and preferred shares is dependent on, among other things, general market conditions for REITs, market perceptions about the Trust and the current trading price of the its shares. The Trust will continue to analyze which source of capital is most advantageous to it at any particular point in time, but the equity markets may not be consistently available on terms that are attractive.
     Over the last few years, we have maintained our asset recycling program, which allows us to maximize our investment returns through the sale of assets that have reached their maximum investment potential and reinvest the proceeds into opportunities with more growth potential. During 2005, we disposed of 23 multifamily properties and our percentage interest in three multifamily properties representing 8,092 units, and ten retail properties representing 6.6 million square feet, retaining a 10% interest in six of the retail properties representing 3.7 million square feet. We also sold 328 condominium units at our two condominium conversion properties during 2005. The multifamily properties, retail properties and condominium units were sold for a total sales price of $1.1 billion, which was used to repay a portion of the borrowings under our unsecured line of credit and to fund other investment activities. Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. Our ability to sell properties in the future to raise cash will be limited if market conditions make such sales unattractive. Additionally, throughout 2005, we sold various parcels of land located adjacent to our existing properties for an aggregate sales price of $25.1 million, which was also used to repay a portion of the borrowings under our unsecured line of credit and to support our investment activities.
     As of December 31, 2005, we have unsecured credit facilities providing for total borrowings of up to $600.0 million and a cash management line that provides for borrowings up to $40.0 million. These credit facilities bear interest at LIBOR plus a spread calculated based on our unsecured debt ratings from time to time. Of the $600 million under the credit facilities, we have fixed $100.0 million at an interest rate of 5.47% with an interest rate swap agreement. Based on our December 31, 2005 debt ratings, the spread is 80 basis points. The credit facilities, excluding the cash management line of credit, mature and are renewable in March 2008, and provide for a one-year extension. The credit facilities include a competitive bid feature that will allow us to convert up to $250 million under the credit facilities to a fixed rate, for a fixed term not to exceed 90 days.
     The credit facilities are primarily used to finance property acquisitions and developments and had an outstanding balance at December 31, 2005 of $210.2 million, including an outstanding balance of $15.2 million on the cash management line. The interest rate of this short-term borrowing facility, including the competitive bid balance, is 5.32% and 3.14% at December 31, 2005 and 2004, respectively.
     At December 31, 2005, our total outstanding debt balance was $2.5 billion. The outstanding balance includes fixed-rate debt of $2.2 billion, or 89.3% of the total debt balance, and floating-rate debt of $266.8 million, or 10.7% of the total debt balance. Our total market capitalization as of December 31, 2005 was $5.2 billion and our ratio of debt to market capitalization was 47.6%. We have certain loan agreements that contain restrictive covenants, which among other things require maintenance of various financial ratios. At December 31, 2005, we were in compliance with these covenants.
     Investing Activities
     During 2005, in addition to the Cornerstone acquisition, we acquired six multifamily properties containing 1,925 units, eight office properties containing 1.9 million square feet, and one retail property containing 0.4 million square feet for an aggregate cost of $537.7 million. We also acquired a partnership interest in four multifamily properties containing 1,374 units, and a partnership interest in 26 office properties containing 11.7 million square feet for an aggregate cost of approximately $400 million. We completed the development of three multifamily apartment communities in Charlotte, North Carolina, Austin, Texas and Orlando, Florida for a total cost of $75.4 million and one retail power center in Birmingham, Alabama, for a total cost of $29.3 million. We also completed three retail redevelopments in Birmingham, Alabama, Myrtle Beach, South Carolina and Auburn, Alabama for a total cost of $40.5 million.
     During 2005, we provided approximately $8.0 million of subordinated financing to a third party in connection with the sale of six properties. The notes receivable for each of these properties are cross collateralized and have a maturity of 18 months. We also provided approximately $5.5 million of first mortgage financing to the same third party in connection with the sale of one property. The note receivable for this loan is cross collateralize with the subordinated notes obtained from this third party and has substantially the same terms as the subordinated notes. Additionally, during 2005, we provided subordinated financing totaling $18.8 million to three third parties for the acquisition and conversion of three multifamily properties to condominium communities. The notes receivable for each of these loans have maturities of two to three years. The weighted average interest rate on all of our notes receivable is 16% per annum as of December 31, 2005.
     We regularly incur significant expenditures in connection with the re-leasing of our office and retail space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants. We also incur expenditures for certain recurring capital expenses. During 2005, we incurred approximately $36.8 million related to tenant improvements and leasing commissions, and approximately $18.9 million of recurring capital expenditures. We expect to pay for future re-leasing and recurring capital expenditures out of cash from operations.
     Distribution
     The distribution on our common units of partnership interest was $0.675 per unit per quarter or $2.70 per unit annually in 2005. We also pay regular quarterly distributions on our preferred units. The maintenance of these distributions is subject to various factors, including the discretion of the Board of Trustees of the Trust, our ability to pay distributions under Delaware law, the availability of cash to make the necessary distributions and the effect of REIT distribution requirements, which require at least 90% of the Trust’s taxable income to be distributed to its shareholders.
     Financing Transactions
     On January 31, 2005, we completed a $275 million senior notes offering of 4.750% unsecured notes due February 1, 2010. Interest on the notes is payable semi-annually on the first day of every February and August beginning August 1, 2005. The net proceeds of approximately $273.3 million were used to pay down our bridge credit facility and a portion of our unsecured line of credit.
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
     On July 7, 2005, CRLP and Trust as guarantor, entered into a $54.5 million bridge loan which was secured by our ownership in Mizner / Delray Beach. The bridge loan was priced at LIBOR plus 90 basis points. The balance outstanding under the bridge loan was paid off on September 21, 2005 from proceeds received from the equity offering (See Note 12 – Cash Contributions in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K).
     On August 2, 2005, CRLP and Trust as guarantor, entered into a $91.0 million bridge loan which was secured by our ownership in Research Park Plaza III & IV. The bridge loan was priced at LIBOR plus 90 basis points. The balance outstanding under the bridge loan was paid off on September 21, 2005 from proceeds received from the equity offering (see Note 12 – Cash Contributions in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K).
     On September 21, 2005, the Trust issued 4,500,000 of its common shares at $43.75 per share, or an aggregate offering price of approximately $196.9 million, in a public offering in which Merrill Lynch & Co. and Wachovia Securities acted as joint book-running managers. The Trust contributed the proceeds of this offering to CRLP in exchange for 4,500,000 common units of limited partnership interest. Net proceeds to CRLP totaled $187.3 million after payment of underwriting fees and estimated issuance costs. CRLP used approximately $145.5 million of the net proceeds to repay the outstanding balance on its bridge loans (See Note 9 – Notes and Mortgages Payable in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K), and used the remaining proceeds (which were temporarily used to pay down the outstanding balances under the Credit Facilities), together with additional borrowings under CRLP’s Credit Facilities, to fund its $49.0 million equity investment in its joint venture with DRA (See Note 7 – Investment in Partially Owned Entities and Other Arrangements in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K).
     On September 28, 2005, CRLP completed a $325 million senior notes offering of 5.50% unsecured notes due October 1, 2015. Interest on the notes is payable semi-annually on the first day of every April and October beginning April 1, 2006. The net proceeds of $320.7 million, after discount and issuance costs, were used to reduce outstanding borrowings under our unsecured line of credit.
Credit Ratings
     Our current credit ratings are as follows:

Rating Agency	Rating (1)	Last update

Standard & Poor’s	BBB-	December 27, 2004
Moody’s	Baa3	January 12, 2005
Fitch	BBB-	November 15, 2005

(1)	Ratings outlook is “stable”.
     Our credit ratings are investment grade. If we experience a credit downgrade, we may be limited in our access to capital in the unsecured debt market, which we have historically utilized to fund its investment activities. In addition, our spread on our $600 million unsecured line of credit would increase as previously discussed.
Market Risk
     In the normal course of business, we are exposed to the effect of interest rate changes that could affect our results of operations and financial condition or cash flow. We limit these risks by following established risk management policies and procedures, including the use of derivative instruments to manage or hedge interest rate risk. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes at December 31, 2005.

								Estimated
	(amounts in thousands)							Fair
	2006	2007	2008	2009	2010	Thereafter	Total	Value

Fixed Rate Debt	$86,617	$180,017	$147,886	$49,203	$367,483	$1,396,312	$2,227,518	$2,312,155
Average interest rate at December 31, 2005	7.9%	7.0%	5.7%	7.6%	5.5%	6.2%	6.0%

Variable Debt	$365	$—	$110,228	$—	$—	$156,239	$266,832	$266,832
Average interest rate at December 31, 2005	3.7%		5.2%			5.4%	5.3%
     The table incorporates only those exposures that exist as of December 31, 2005. It does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and interest rates.
     Our objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps (including forward starting interest rate swaps) and caps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2005, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. Two of our outstanding interest rate swaps hedge the interest rate risk associated with forecasted debt issuances that are expected to occur in 2006 and 2007. Accordingly, the maximum period of time over which we are hedging its exposure to variability in future cash flows for forecasted transactions other than those related to the payment of variable interest on existing debt is approximately nineteen months. We also use interest rate swaps as part of our fair value hedging strategy. These swaps involve the receipt of fixed rate amounts in exchange for variable rate amounts over the life of the agreements without exchange of the underlying principal amount. During 2005, such swaps were used to hedge the change in fair value of fixed rate debt.
     At December 31, 2005 and 2004, derivatives with a fair value of $3.0 million and $3.7 million, respectively, were included in other assets, and derivatives with a fair value of $1.4 million were included in other liabilities at December 31, 2004. The change in net unrealized gains/losses of $1.6 million in 2005, $0.2 million in 2004 and $1.9 million in 2003 for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in partners’ equity and comprehensive income. The change in fair value of derivatives not designated as hedges of ($0.1) million and $0.4 million is included in other income (expense) in 2005 and 2004, respectively. All derivatives were designated as hedges in 2003. No hedge ineffectiveness on fair value hedges was recognized during 2005, 2004 and 2003. Hedge ineffectiveness of $1.1 million, $3,661, and $0.4 million on cash flow hedges due to index mismatches was recognized in other income during 2005, 2004 and 2003, respectively.
     The following table summarizes the notional values, fair values and other characteristics of our derivative financial instruments at December 31, 2005. The notional value at December 31, 2005 provides an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

				Fair Value
				At December 31, 2005
		Interest		Asset (Liability)
Product Type	Notional Value	Rate	Maturity	(in thousands)

Interest Rate SWAP, Cash Flow	$11.2 million	5.932%	1/1/06	$(15)
Interest Rate CAP, Cash Flow	$16.4 million	4.840%	4/1/06	—
Interest Rate CAP, Cash Flow	$25.9 million	4.840%	4/1/06	—
Interest Rate CAP, Cash Flow	$8.4 million	4.840%	4/1/06	—
Interest Rate CAP, Cash Flow	$30.4 million	11.200%	7/3/06	—
Interest Rate CAP, Cash Flow	$19.7 million	6.850%	6/29/07	1
Interest Rate CAP, Cash Flow	$16.7 million	6.850%	7/3/07	1
Interest Rate CAP, Cash Flow	$12.8 million	6.000%	7/1/08	1
Interest Rate CAP, Cash Flow	$22.4 million	6.000%	7/1/08	1
Interest Rate CAP, Cash Flow	$9.9 million	6.000%	7/1/08	1
Interest Rate CAP, Cash Flow	$10.0 million	8.373%	8/1/08	1
Interest Rate CAP, Cash Flow	$14.9 million	7.543%	8/1/08	3
Interest Rate CAP, Cash Flow	$7.4 million	6.983%	8/1/08	3
Interest Rate CAP, Cash Flow	$6.2 million	8.373%	8/1/08	—
Interest Rate CAP, Cash Flow	$13.3 million	6.786%	9/1/08	8
Interest Rate CAP, Cash Flow	$5.5 million	7.900%	2/1/09	2
Interest Rate CAP, Cash Flow	$17.6 million	8.100%	2/1/09	4
Interest Rate SWAP, Fair Value	$100.0 million	4.803%	4/1/11	325
Interest Rate SWAP, Cash Flow	$200.0 million	4.830%	2/15/16	1,532
Interest Rate SWAP, Cash Flow	$175.0 million	4.877%	7/13/17	1,153
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
     Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our hedged debt. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $0.5 million, $1.4 million and $1.9 million of net unrealized gains/losses from accumulated other comprehensive income to interest expense during 2005, 2004 and 2003, respectively. During the next 12 months, we estimate that an additional $0.4 million will be reclassified.
     In addition to derivatives qualifying as hedges, CRLP has an interest rate swap with a fair value of approximately $1.5 million at December 31, 2005 held for economic hedging purposes. This derivative originally qualified for hedge accounting under SFAS No. 133 however, in December of 2005 as a result of a modification to the forecasted transaction, this derivative no longer qualifies for hedge accounting. As a result, CRLP is treating this derivative as an economic hedge. This economic hedge converts the floating rate payments on certain expected future debt obligations to a fixed rate. Interest is exchanged periodically on the notional value, with CRLP receiving the LIBOR-based floating rates and paying the fixed rate. Changes in the fair value of these derivatives are recognized in earnings in other income (expense) and totaled ($0.7) million for the year ended December 31, 2005. The fair value of this derivative is included in Other Assets. Subsequent to December 31, 2005, CRLP discontinued this swap.
Contractual Obligations and Other Commercial Commitments
     The following tables summarize the material aspects of our future contractual obligations and commercial commitments as of December 31, 2005:
     Contractual Obligations

	Payments Due in Fiscal
(in thousands)	Total	2006	2007	2008	2009	2010	Thereafter

Long-Term Debt:
Consolidated	$2,494,351	$86,982	$180,017	$258,114	$49,203	$367,483	$1,552,552
Partially Owned Entities (1)	373,134	9,426	109,161	58,471	8,951	55,939	131,186

Total Long-Term Debt	$2,867,485	$96,408	$289,178	$316,585	$58,154	$423,422	$1,683,738

(1)	Represents the our pro rata share of principal maturities and excludes net premiums and discounts.

     Other Commercial Commitments

	Total Amounts
(in thousands)	Committed	2006	2007	2008	2009	2010	Thereafter

Standby Letters of Credit	$2,801	$2,801	$—	$—	$—	$—	$—
Guarantees	51,000		50,000				1,000

Total Commercial Commitments	$53,801	$2,801	$50,000	$—	$—	$—	$1,000

Guarantees and Other Arrangements
     During January 2000, we initiated and completed an Executive Unit Purchase Program (Unit Purchase Program), in which the Board of Trustees of the Trust and certain members of our management were able to purchase 425,925 units of CRLP. The value of the units purchased under the Unit Purchase Program was approximately $10.0 million. Under the Unit Purchase Program, the Board of Trustees of the Trust and the members of management obtained full-recourse personal loans from an unrelated financial institution, in order to purchase the units. As of December 31, 2004, the outstanding balance on these loans was $3.8 million as some participants had exited the program and repaid their principal balance. The units, which had a market value of approximately $6.5 million at December 31, 2004, were pledged as collateral against the loans. We provided a guarantee to the unrelated financial institution for the personal loans, which matured in January 2005. In connection with the maturity of the remaining outstanding loans in January 2005, our guarantee of such loans was terminated.
     During December 2002, we sold 90% of our interest in Colonial Promenade Hoover for a total sales price of $20.5 million to a newly formed joint venture, Highway 150 LLC, in which we maintain a 10% ownership interest and manage the property. In connection with the formation of Highway 150 LLC, we executed a guaranty, pursuant to which we would serve as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. Our maximum guarantee of $1.0 million may be requested by the lender only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At December 31, 2005, the total amount of debt of the joint venture was approximately $17.1 million and matures in December 2012. At December 31, 2005, no liability was recorded on our books for the guarantee.
     In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness of CRLP totaling $26.9 million at December 31, 2005. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by CRLP. Additionally, certain unitholders of CRLP and trustees of the Trust have guaranteed indebtedness of CRLP totaling $0.4 million at December 31, 2005. CRLP has indemnified these individuals from their guarantees of this indebtedness.
     In connection with the acquisition of CRT with DRA, CRLP guaranteed approximately $50.0 million of third-party financing obtained by the DRA / Colonial Office JV with respect to 10 of the CRT properties which the DRA / Colonial Office JV expects to sell in the first 12 months of the venture. The DRA / Colonial Office JV is obligated to reimburse CRLP for any payments made under the guaranty before making distributions of cash flows or capital proceeds to the DRA / Colonial Office Joint Venture partners. At December 31, 2005, no liability was recorded on our books for the guarantee.
     During July 2005, in connection with our investment into a joint venture with Carter and Associates, we committed to provide a construction loan to the joint venture of up to approximately $40 million at a rate of 8.25% per annum. As of December 31, 2005, $3.3 million had been drawn on the construction loan by the joint venture, and $36.7 million was available to be drawn.
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
     Management anticipates that our net cash provided by operations and our existing cash balances will provide the necessary funds on a short- and long- term basis to cover our operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, and dividends to shareholders in accordance with Internal Revenue Code requirements applicable to REITs.
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
     An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At December 31, 2005, our exposure to rising interest rates was mitigated by the existing debt level of 50.9% of our total market capitalization, the high percentage of fixed rate debt (89.5%) and the use of interest rate swaps to effectively fix the interest rate on approximately $111.2 million through March 2008. As it relates to the short-term, increases in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     The information required by this item is incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk”.
Item 8. Financial Statements and Supplementary Data
     The following are filed as a part of this report:
     Financial Statements:
Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2005, 2004, and 2003

Consolidated Statements of Partners’ Equity for the years ended December 31, 2005, 2004, and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003

Notes to Consolidated Financial Statements
     Report of Independent Registered Public Accounting Firm

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
December 31, 2005 and 2004

	2005	2004

ASSETS
Land, buildings, & equipment, net	$3,974,907	$2,696,302
Undeveloped land and construction in progress	202,052	158,954
Less: Accumulated Depreciation	(453,352)	(437,635)
Real estate assets held for sale, net	367,372	167,712
Net real estate assets	4,090,979	2,585,333

Cash and equivalents	30,615	10,725
Restricted cash	8,142	2,333
Accounts receivable, net	28,521	20,642
Prepaid expenses	19,546	11,238
Notes receivable	36,387	906
Deferred debt and lease costs	50,436	36,750
Investment in partially owned entities	123,700	65,472
Other assets	110,901	67,925

Total Assets	$4,499,227	$2,801,324

LIABILITIES AND PARTNERS’ EQUITY
Notes and mortgages payable	$2,274,620	$1,615,817
Unsecured credit facility	210,228	239,970
Mortgages payable related to real estate held for sale	9,502	—
Total long-term liabilities	2,494,350	1,855,787

Accounts payable	74,455	29,164
Accrued interest	29,063	17,722
Accrued expenses	17,603	10,622
Tenant deposits	7,251	4,455
Unearned rent	9,722	9,334
Other liabilities	736	1,737

Total liabilities	2,633,180	1,928,821

Limited partners’ redeemable units, at redemption value - 10,872,568 and 10,372,650 units outstanding at December 31, 2005 and 2004, respectively	456,430	407,334

Limited partners’ minority interest in consolidated partnerships	8,093	1,389

General partner -
Common equity - 45,014,823 and 27,599,409 units outstanding at December 31, 2005 and 2004, respectively	1,003,583	199,637
Preferred equity ($308,149 liquidation preference)	301,450	168,703

Limited partners’ preferred equity ($100,000 liquidation preference)	97,406	97,406
Accumulated other comprehensive income (loss)	(915)	(1,966)

Total partners’ equity	1,401,524	463,780

Total liabilities and partners’ equity	$4,499,227	$2,801,324

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(amounts in thousands, except per unit data)
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Revenue:
Base rent	$407,649	$257,127	$218,572
Base rent from affiliates	2,486	1,675	1,079
Percentage rent	3,801	2,960	2,731
Tenant recoveries	37,579	31,016	29,725
Other property related revenue	28,752	17,531	16,363
Other non-property related revenue	15,176	7,321	3,826

Total revenue	495,443	317,630	272,296

Property operating expenses:
General operating expenses	40,495	23,519	20,247
Salaries and benefits	29,937	15,468	12,663
Repairs and maintenance	43,557	30,080	26,380
Taxes, licenses, and insurance	51,785	29,677	24,982
General and administrative	42,040	27,287	19,481
Depreciation	129,954	79,344	66,982
Amortization	51,769	8,681	7,356

Total operating expenses	389,537	214,056	178,091

Income from operations	105,906	103,574	94,205

Other income (expense):
Interest expense	(130,636)	(77,744)	(61,898)
Interest income	4,460	1,064	792
Income from partially owned entities	(886)	1,145	221
Gains from sales of property	111,238	8,860	7,479
Income taxes	(6,343)	(691)	(121)
Other	4,698	387	(361)

Total other income (expense)	(17,469)	(66,979)	(53,888)

Income before minority interest and discontinued operations	88,437	36,595	40,317

Minority interest of limited partners in consolidated partnerships	(5,830)	(281)	—

Income from continuing operations	82,607	36,314	40,317

Income from discontinued operations	16,452	23,425	23,479
Gain on disposal of discontinued operations	184,410	17,574	10,986

Income from discontinued operations	200,862	40,999	34,465

Net income	283,469	77,313	74,782

Distributions to general partner preferred unitholders	(22,391)	(14,781)	(15,284)
Distributions to limited partner preferred unitholders	(7,250)	(7,493)	(8,873)
Preferred unit issuance costs	—	—	(4,451)

Net income available to common unitholders	253,828	55,039	46,174

Net income available to common unitholders allocated to limited partners	(56,578)	(15,202)	(13,644)

Net income available to common unitholders allocated to general partner	$197,250	$39,837	$32,530

Net income available to common unitholders per common unit — basic:
Income from continuing operations	$1.08	$0.38	$0.33
Income from discontinued operations	4.10	1.09	0.97

Net income available to common unitholders per common unit - basic	$5.18	$1.47	$1.30

Net income available to common unitholders per common unit — diluted:
Income from continuing operations	$1.07	$0.37	$0.33
Income from discontinued operations	4.06	1.08	0.96

Net income available to common unitholders per common unit - diluted	$5.13	$1.45	$1.29

Weighted average common units outstanding — basic	48,811	37,468	35,416
Weighted average common units outstanding — diluted	49,202	37,809	35,682

Net income	$283,469	$77,313	$74,782
Other comprehensive income (loss)
Unrealized income (loss) on cash flow hedging activities	812	(245)	1,866
Change in additional minimum pension liability	239	—	—

Comprehensive income	$284,520	$77,068	$76,648

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP CONSOLIDATED
STATEMENTS OF PARTNERS’ EQUITY
(amounts in thousands)
For the Years Ended December 31, 2005, 2004 and 2003

			Limited	Accumulated
	General Partner		Partners’	Other
	Common	Preferred	Preferred	Comprehensive
	Equity	Equity	Equity	Income (Loss)	Total

Balance, December 31, 2002	$186,258	$168,674	$97,406	$(3,587)	$448,751

Net income available to common unitholders before preferred unit distributions	46,174	15,282	8,875	—	70,331
Net income available to common unitholders allocated to limited partners	(13,644)	—	—	—	(13,644)
Cash contributions	31,468	—	—	—	31,468
Issuance of common units of beneficial interest	72,441	—	—	—	72,441
Redemption of preferred units	—	(120,549)	—	—	(120,549)
Issuance of preferred units	—	120,578	—	—	120,578
Distributions	(93,603)	(15,282)	(8,875)	—	(117,760)
Change in fair value of hedging activity	—	—	—	1,866	1,866
Adjustment of limited partner common equity to redemption value	(30,497)	—	—	—	(30,497)

Balance, December 31, 2003	198,597	168,703	97,406	(1,721)	462,985

Net income available to common unitholders before preferred unit distributions	55,039	14,781	7,493	—	77,313
Net income available to common unitholders allocated to limited partners	(15,202)	—	—	—	(15,202)
Cash contributions	41,093	—	—	—	41,093
Issuance of common units of beneficial interest	2,203	—	—	—	2,203
Distributions	(100,258)	(14,781)	(7,493)	—	(122,532)
Change in fair value of hedging activity	—	—	—	(245)	(245)
Adjustment of limited partner common equity to redemption value	18,165	—	—	—	18,165

Balance, December 31, 2004	199,637	168,703	97,406	(1,966)	463,780

Net income available to common unitholders before preferred unit distributions	253,828	22,391	7,250	—	283,469
Net income available to common unitholders allocated to limited partners	(56,578)	—	—	—	(56,578)
Cash contributions	57,233	—	—	—	57,233
Common units of beneficial interest issued in connection with the Cornerstone acquisition	462,347	—	—	—	462,347
Preferred units of beneficial interest issued in connection with the Cornerstone acquisition	—	132,747	—	—	132,747
Common units of beneficial interest issued in connection with the equity offering	187,415	—	—	—	187,415
Distributions	(131,569)	(22,391)	(7,250)		(161,210)
Change in fair value of hedging activity	—	—	—	812	812
Change in additional minimum pension liability	—	—	—	239	239
Adjustment of limited partner common equity to redemption value	31,270	—	—	—	31,270

Balance, December 31, 2005	$1,003,583	$301,450	$97,406	$(915)	$1,401,524

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Cash flows from operating activities:
Net income	$283,469	$77,313	$74,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	194,300	105,332	88,814
Loss (Income) from partially owned entities	1,695	(7,898)	(608)
Gains from sales of property	(295,648)	(20,308)	(18,463)
Distributions from unconsolidated subsidiaries	3,942	—	—
Other, net	(2,540)	1,193	—
Decrease (increase) in:
Restricted cash	(5,809)	(454)	(398)
Accounts receivable	(5,463)	(9,027)	128
Prepaid expenses	(4,861)	1,933	980
Other assets	(25,332)	(24,653)	(9,349)
Increase (decrease) in:
Accounts payable	19,557	8,405	1,240
Accrued interest	7,619	2,889	942
Accrued expenses and other	(16,755)	(761)	(278)

Net cash provided by operating activities	154,174	133,964	137,790

Cash flows from investing activities:
Acquisition of properties	(655,356)	(325,748)	(77,472)
Development expenditures	(164,948)	(89,847)	(42,275)
Development expenditures paid to an affiliate	(41,597)	(23,331)	(30,242)
Tenant improvements	(27,373)	(19,279)	(14,002)
Capital expenditures	(42,468)	(17,656)	(12,447)
Proceeds from (issuance of) notes receivable	(31,321)	1,598	(1,197)
Proceeds from sales of property, net of selling costs	1,053,043	59,702	55,701
Direct costs of Cornerstone Merger	(35,016)
Distributions from partially owned entities	6,536	35,026	3,743
Capital contributions to partially owned entities	(61,810)	(62,788)	(4,366)

Net cash used in investing activities	(310)	(442,323)	(122,557)

Cash flows from financing activities:
Principal reductions of debt	(852,189)	(151,151)	(175,964)
Proceeds from additional borrowings	634,260	516,794	186,470
Net change in revolving credit balances	(16,851)	34,035	(2,279)
Proceeds from common unit issuance in connection with equity offering	187,415	—	—
Proceeds from preferred unit issuance, net of expenses paid	—	—	120,578
Proceeds from issuance of limited partnership units, net of expenses paid	—	—	72,441
Redemption of preferred units	—	—	(125,000)
Cash contributions	57,233	41,093	31,468
Distributions to common and preferred unitholders	(161,210)	(122,532)	(117,760)
Payment of mortgage financing cost	(8,491)	(7,225)	(3,353)
Distributions of debt proceeds from partially-owned entities	28,003	—	—
Distributions to minority intererst partners and other	(2,144)	—	—

Net cash provided by (used in) financing activities	(133,974)	311,014	(13,399)

Increase (decrease) in cash and equivalents	19,890	2,655	1,834
Cash and equivalents, beginning of period	10,725	8,070	6,236

Cash and equivalents, end of period	$30,615	$10,725	$8,070

Supplemental disclosures of cash flow information:
Cash paid during the year for interest, net of amounts capitalized	$130,737	$83,237	$66,614

Supplemental disclosure of non cash transactions:
Real estate assets acquired	$1,460,380	—	—
Assumption of notes and mortgages	836,985	—	—
Operating assets acquired	21,121	—	—
Operating liabilities acquired	34,380	—	—
Fair value of adjustments on notes and mortgages	50,880	—	—
Investments in partially owned entities acquired	8,901	—	—
Intangible assets acquired	50,726	—	—
Issuance of common shares of beneficial interest	462,347	—	—
Issuance of preferred shares of beneficial interest	132,747	—	—
Issuance of common units of operating partnership	23,788	—	—
Cash flow hedging activities	812	(245)	1,866

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
1. Organization and Basis of Presentation
     Organization— Colonial Realty Limited Partnership (“CRLP”), a Delaware limited partnership, is the operating partnership of Colonial Properties Trust (the “Trust”), an Alabama real estate investment trust (“REIT”) whose shares are listed on the New York Stock Exchange (“NYSE”). CRLP is engaged in the acquisition, development, ownership, management, and leasing of commercial real estate property. CRLP also owns certain parcels of land.
     Federal Income Tax Status— CRLP is a partnership for federal income tax purposes. As a partnership we are not subject to federal income tax on our income. Instead, each of our partners, including the Trust, is required to pay tax on such partner’s allocable share of its income. The Trust, which is considered a corporation for federal income tax purposes, qualifies as a REIT for federal income tax purposes and generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Trust fails to qualify as a REIT in any taxable year, the Trust will be subject to federal income tax on its taxable income at regular corporate rates. The Trust may be subject to certain state and local taxes on its income and property.
     In addition, CRLP’s financial statements include the operations of a taxable REIT subsidiary, Colonial Properties Services, Inc. (“CPSI”), that is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI provides property development, leasing and management services for third-party owned properties and administrative services to CRLP. CRLP generally reimburses CPSI for payroll and other costs incurred in providing services to CRLP. All inter-company transactions are eliminated in the accompanying consolidated financial statements. CRLP recognized tax expense of $6.5 million, $0.7 million and $0.1 million in 2005, 2004 and 2003, respectively, related to the taxable income of CPSI.
     Principles Of Consolidation—The consolidated financial statements include CRLP, CPSI, Colonial Properties Services Limited Partnership (in which CRLP holds 99% general and limited partner interests) and certain partially owned entities required to be consolidated. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.
     Investments In Partially Owned Entities— Entities in which CRLP owns, directly or indirectly, a 50% or less interest and does not control are reflected in the consolidated financial statements as investments accounted for under the equity method. Under this method the investment is carried at cost plus or minus equity in undistributed earnings or losses since the date of acquisition. For those entities in which CRLP owns less than 100% of the equity interest, CRLP consolidates the property if CRLP has the direct or indirect ability to make major decisions about the entities’ activities based on the terms of the respective joint venture agreements which specify the sharing of participating and protective rights such as decisions regarding major leases, encumbering the entities with debt and whether to dispose of entities. CRLP also consolidates certain partially-owned entities and other subsidiaries if CRLP owns less than 100% equity interest and is deemed to be the primary beneficiary as defined by FASB Interpretation 46 Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised (“FIN 46(R)”).
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

Useful Lives
Buildings	20 - 40 years
Furniture and fixtures	5 or 7 years
Equipment	3 or 5 years
Land improvements	10 or 15 years
Tenant improvements	Life of lease
     Repairs and maintenance are charged to expense as incurred. Replacements and improvements are capitalized and depreciated over the estimated remaining useful lives of the assets. When items of land, buildings, or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recorded in accordance with Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. CRLP recognizes sales of real estate properties only upon the closing of a transaction. Payments received from purchasers prior to closing are recorded as deposits. Profit on real estate sold is recognized using the full accrual method upon closing when the collectibility of the sales price is reasonably assured and CRLP is not obligated to perform significant activities after the sale. Profit may be deferred in whole or part until the sale meets the requirements of profit recognition on sales of real estate under SFAS No. 66, Accounting for Sales of Real Estate. For properties sold to a joint venture in which CRLP retains an ownership percentage, CRLP limits the profit recognized from the sale to the portion sold to the outside party. Further, the profit is limited by the amount of cash received for which CRLP has no commitment to reinvest pursuant to the partial sale provisions found in paragraph 30 of Statement of Position (SOP) 78-9. As of December 31, 2005, in accordance with SFAS No. 66, all sales of real estate properties have been recorded as sales transactions, as the risk and rewards of ownership have been transferred to the purchaser.
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
     The value of in-place leases and tenant relationships are amortized as a leasing cost expense over the initial term of the respective leases and any renewal periods. These intangible assets have a current weighted-average composite life of 9.7 years for office properties, 14.9 years for retail properties and 7 months for multifamily properties. In no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.
     As of December 31, 2005 and 2004, CRLP had $113.2 million and $38.8 million, respectively, of gross in-place lease intangible assets. Accumulated amortization for these in-place lease intangible assets was $53.9 million and $4.4 million as of December 31, 2005 and 2004, respectively. The aggregate amortization expense for these in-place lease intangible assets was $50.5 million for 2005 and $4.4 million for 2004, and is expected to be approximately $4.7 million for each of the next five years.
     Additionally, as of December 31, 2005 and 2004, CRLP had $6.9 million and ($0.8) million, respectively, of net above (below) market lease intangibles related to its office and retail property acquisitions. The above (below) market lease intangibles are amortized as a decrease or increase of rental revenue over the terms of the related leases. The aggregate amortization of these intangibles was $0.2 million for 2005 and $0.6 million for 2004, and is expected to be $1.4 million, $1.4 million, $1.3 million, $0.7 million and $0.7 million, for each of the next five years, respectively. These above (below) market lease intangibles have a current weighted-average composite life of 6.3 years for office properties and 8.9 years for retail properties.
     CRLP is actively pursuing acquisition opportunities and will not be successful in all cases. Costs incurred related to these acquisition opportunities are expensed when it is no longer probable that CRLP will be successful in the acquisition.
     Undeveloped Land and Construction in Progress—Undeveloped land and construction in progress is stated at the lower of cost or fair value.
     Costs incurred during predevelopment are capitalized after CRLP has identified a development site, determined that a project is feasible, and concluded that it is probable that the project will proceed. While CRLP believes it will recover this capital through the successful development of such projects, it is possible that a write-off of unrecoverable amounts could occur. Once it is no longer probable that a development will be successful, the predevelopment costs that have been previously capitalized are expensed.
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
     CRLP has included in accounts payable book overdrafts representing outstanding checks in excess of funds on deposit of $24.2 million and $11.3 million as of December 31, 2005 and 2004, respectively.
     Restricted Cash—Restricted cash is comprised of cash balances which are legally restricted as to use consists primarily of tenant deposits.
     Valuation of Receivables—CRLP is subject to tenant defaults and bankruptcies at its office and retail properties that could affect the collection of outstanding receivables. In order to mitigate these risks, CRLP performs credit review and analysis on all commercial tenants and significant leases before they are executed. CRLP evaluates the collectibility of outstanding receivables and records allowances as appropriate. CRLP’s policy is to record allowances for all outstanding invoices greater than 60 days past due at its office and retail properties. CRLP had $1.6 million and $1.1 million in an allowance for doubtful accounts as of December 31, 2005 and 2004, respectively.

     Due to the short-term nature of the leases at its multifamily properties, generally six months to one year, CRLP’s exposure to tenant defaults and bankruptcies is minimized. CRLP’s policy is to record allowances for all outstanding receivables greater than 30 days past due at its multifamily properties.
     Notes Receivable—Notes receivable consists primarily of promissory notes issued by third parties. CRLP records notes receivable at cost. CRLP evaluates the collectibility of both interest and principal for each of its notes to determine whether it is impaired. A note is considered to be impaired when, based on current information and events, it is probable that CRLP will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the value of the collateral if the note is collateral dependent. The weighted average interest rate on the notes receivable is approximately 16% per annum as of December 31, 2005. Interest income is recognized on an accrual basis.
     During 2005, CRLP provided approximately $8.0 million of subordinated financing to a third party in connection with the sale of six multifamily properties. The notes receivable for each of these properties are cross collateralized and have a maturity of 18 months. CRLP also provided approximately $5.5 million of first mortgage financing to the same third party in connection with the sale of one property. The note receivable for this loan is cross collateralized with the subordinated notes issued and has substantially the same terms as the subordinated notes. These multifamily properties were acquired in the Cornerstone acquisition and classified as held for sale as of the date of the acquisition, and as such no gain or loss was recognized on the disposition of these properties. Additionally, during 2005, CRLP provided subordinated financing totaling $18.8 million to three third parties for the acquisition and conversion of three multifamily properties to condominium communities. The notes receivable for each of these loans have maturities of two to three years.
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
     Stock-Based Compensation—The Trust currently sponsors share option plans and restricted share award plans (Refer to Note 13). Effective January 1, 2003, the Trust adopted the preferable fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. The Trust selected the prospective method of adoption described in SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. The prospective method allows the Trust to apply the recognition provisions of SFAS No. 123 to all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. In accordance with the prospective method of adoption, results for prior years have not been restated.
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
     Other income received from long-term contracts signed in the normal course of business, including property management and development fee income, is recognized when earned for services provided to third parties.
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
     During the twelve months ended December 31, 2005, CRLP had one wholly-owned office building and one partially-owned office building which sustained damage as a result of Hurricanes Wilma and Katrina. However, CRLP is not aware of any structural damage at either of these two office buildings. CRLP also had several multifamily and retail properties which sustained minimal damage as a result these hurricanes. The estimated damage from these hurricanes totaled $3.2 million, of which $3.0 million is recoverable under CRLP’s existing insurance policies.
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
     Recent Pronouncements of the Financial Accounting Standards Board (FASB) — In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 was to be applied immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. In December 2003, the FASB revised FIN 46 through the release of FIN 46R, which clarified certain aspects of FIN 46 and contained certain provisions that deferred the effective date of FIN 46 to periods ending after March 15, 2004 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.
     CRLP has identified certain relationships that it deems to be variable interest entities in which it holds a significant variable interest. CRLP’s estimated maximum exposure to loss is related to these entities is limited to the carrying value of CRLP’s investments in and notes receivable from those entities, which totaled $37.6 million as of December 31, 2005. In addition to these variable interest entities, CRLP has variable interests in the form of guarantees or loans with certain other variable interest entities. The maximum exposure related to these entities is limited to the amount of the guarantees and loans which totaled $48.5 million as of December 31, 2005, which results in a total maximum exposure to CRLP attributable to all variable interest entities in the aggregate amount of $86.1 million. The adoption of FIN 46 and FIN 46R did not have a material effect on CRLP’s consolidated financial statements.
     In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised) (“SFAS No. 123 (R)”), Share Based Payment, that will require compensation costs related to share-based payment transactions to be recognized in financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123 (R) replaces SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (R) is effective for CRLP as of the beginning of the first annual reporting period that begins after June 15, 2005. CRLP does not expect the adoption of SFAS No. 123 (R) to have a material impact on its consolidated financial statements.
          In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights. EITF Issue 04-5 will change the application of existing accounting pronouncements that govern consolidation of variable interest entities and voting interest entities when such an entity has a sole general partner and limited partners with certain rights. EITF 04-5 is effective immediately for all limited partnerships formed or modified subsequent to June 29, 2005, and is effective for all other limited partnerships for the first fiscal year beginning after December 15, 2005. The adoption of EITF Issue 04-5 did not have a material impact on CRLP’s consolidated financial statements.
          In March 2005, the FASB issued FIN No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, that requires companies to recognize a liability for the fair value of conditional asset retirement obligations, if such fair value can be reasonably estimated. FIN 47 requires the fair value of a liability for unconditional asset retirement obligations to be recognized when incurred, which is generally upon the issuance of regulation, acquisition, construction or development of the asset. FIN 47 is effective for CRLP on December 31, 2005. Based on CRLP’s evaluation of its exposures, the adoption of FIN 47 did not have a material impact on CRLP’s consolidated financial statements.
3. Merger with Cornerstone Realty Income Trust
          On April 1, 2005, the Trust completed the merger of Cornerstone Realty Income Trust, Inc. (“Cornerstone”), a Virginia corporation, with and into CLNL Acquisition Sub, LLC (“CLNL”), a Delaware limited liability company and a wholly-owned subsidiary of the Trust, pursuant to an Agreement and Plan of Merger dated as of October 25, 2004, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated January 24, 2005 (as so amended, the “Merger Agreement”), among Cornerstone, CLNL and the Trust. As a result of the merger, CLNL succeeded by operation of law to all of the assets and liabilities of Cornerstone prior to the merger. At the time of the merger, the assets of Cornerstone consisted of 86 apartment communities with 22,981 apartment homes, a third party property management business, apartment land under development and ownership in four real estate joint ventures.
     Under the terms of the Merger Agreement, Cornerstone shareholders had the right to elect to receive either:
•	a number of the Trust’s common shares equal to the common share conversion rate, which was calculated as 0.2581; or

•	a number of the Trust’s 7 5/8% Series E preferred depositary shares, $25.00 liquidation preference per depositary share, equal to the preferred depositary share conversion rate, which was calculated as 0.4194;
for each outstanding common share of Cornerstone, subject to the restriction that the Trust’s Series E preferred depositary shares issued would not exceed approximately 25% of the total merger consideration. The final conversion ratios of the common and preferred depositary shares were determined based on the average market price of the Trust’s common shares over a five day trading period preceding the effective time of the merger and fractional shares were paid in cash. Cornerstone shareholders who made no effective election received the Trust’s common shares. In connection with the merger, the Trust issued 11,277,358 common shares, 5,326,349 Colonial Series E preferred depositary shares and 578,358 CRLP common units to former shareholders of Cornerstone. The shares of the Trust issued to the Cornerstone shareholders were registered with the Securities and Exchange Commission on a Registration Statement on Form S-4 (File No. 333-121675). Immediately following the merger, the Trust contributed all of the outstanding membership interests of CLNL to CRLP in exchange for a number of CRLP’s units and Series E preferred units equal to the number of the Trust common shares and the Trust’s Series E preferred shares, respectively, issued in connection with the merger. As a result of such contribution, CLNL is now a wholly-owned subsidiary of CRLP.
     The aggregate consideration paid for the merger was as follows:

	(in thousands)
Issuance of 11,277,358 Trust common shares to Cornerstone shareholders	$462,347
Issuance of 5,326,349 Trust Series E preferred depository shares to Cornerstone shareholders	132,747
Issuance of 578,358 CRLP common units	23,788
Fees and other expenses related to the merger	35,016

Total purchase price	653,898

Assumption of Cornerstone’s notes and mortgages payable at book value	836,985
Adjustment to record Cornerstone’s notes and mortgages at fair value	50,880	(1)
Assumption of Cornerstone’s accounts payable and other liabilities at fair value	34,380

Total purchase price and assumed liabilities	$1,576,143

(1)	The fair value adjustment of $50.9 million to account for the difference between the fixed rates and market rates for the Cornerstone borrowings includes $26.8 million for prepayment penalties on debt retired during 2005.
     CRLP allocated the purchase price between net tangible and intangible assets utilizing the assistance of a third party valuation firm. When allocating the purchase price to acquired properties, the costs were allocated to the estimated intangible value of in place leases, customer relationships and above or below market leases, and to the estimated fair value of furniture and fixtures, land and buildings on a value determined by assuming the property is vacant by applying methods similar to those used by independent appraisers of income-producing property. Depreciation and amortization is computed on a straight-line basis over the remaining useful lives of the related assets. Buildings and furniture and fixtures have an average estimated useful life of 33 years and 3 years, respectively. The value of in place leases and above or below market leases was amortized over the estimated average remaining life of leases in place at the time of the merger. In place lease terms generally range from 3 to 7 months. The value of customer relationships was amortized over 9 months. CRLP used an estimated remaining average lease life of 5 months to amortize the value of in place leases recorded in conjunction with the merger.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed on April 1, 2005:

(in thousands)
Buildings	$1,246,019
Furniture and fixtures	14,613

Fair value of depreciable real estate assets	1,260,632

Land	230,768
Undeveloped land and construction in progress	3,995
In place lease value	45,658
Customer relationships	5,068
Other assets, including cash (excluding in-place lease values)	21,121
Investments in partially owned entities	8,901

Total purchase price	$1,576,143

     Approximately $485.6 million of the assets acquired were sold during 2005 or classified as held for sale at December 31, 2005 (see Note 4 for 2005 dispositions and assets classified as held for sale). In connection with the merger, CRLP incurred $16.1 million of termination, severance and settlement of share-based compensation costs. CRLP had paid all of these costs as of December 31, 2005.
     The following unaudited pro forma financial information for the twelve months ended December 31, 2005 and 2004, give affect to the merger with Cornerstone as if it had occurred at the beginning of the periods presented. The pro forma information for the twelve months ended December 31, 2005 includes three months of pro forma results and nine months of actual results. The pro forma results are based on historical data and are not intended to be indicative of the results of future operations.

In thousands, except per unit data	***** Pro Forma (Unaudited) *****
	Twelve Months	Twelve Months
	Ended December 31,	Ended December 31,
	2005(1)	2004
Total revenue	$528,224	$447,843
Net income available to common unitholders	$240,393	$(17,264)
Net income per common unit — dilutive	$5.86	$(0.45)

(1)	One time merger costs of $9.1 million expensed by Cornerstone, have been excluded from the pro forma net income to common unitholders for the twelve months ended December 31, 2005.
4. Property Acquisitions and Dispositions
     Property Acquisitions
     In addition to the Cornerstone acquisition by the Trust, CRLP acquired six multifamily properties, eight office properties and one retail property for an aggregate cost of $537.7 million in 2005. During 2005, CRLP also acquired a partnership interest in four multifamily properties containing 1,374 units, and a partnership interest in 26 office properties containing 11.7 million square feet for an aggregate cost of approximately $400 million. During 2004, CRLP acquired 11 multifamily properties, two office properties and six retail properties, including a 90% interest in one retail property that is consolidated for an aggregate cost of $508.0 million. During 2003, CRLP acquired two multifamily properties and one office property for an aggregate cost of $77.5 million. CRLP funded these acquisitions with cash proceeds from its dispositions of assets, public offerings of debt and equity (see Notes 9 and 12), advances on bank lines of credit, and cash from operations.
     The consolidated operating properties acquired during 2005, 2004 and 2003 are listed below:

		Effective
	Location	Acquisition Date	Units/Square Feet
Multifamily Properties:
Colonial Grand at Barrett Creek	Atlanta, GA	August 31, 2005	332
Colonial Grand at Bear Creek	Fort Worth, TX	August 18, 2005	436
Colonial Grand at Bellevue	Nashville, TN	November 29, 2005	349
Colonial Grand at Crabtree Valley	Raleigh, NC	November 29, 2005	210
Colonial Grand at Mallard Lake	Charlotte, NC	November 29, 2005	302
Colonial Grand at Shelby Farms	Memphis , TN	November 29, 2005	296
Colonial Grand at Arringdon	Raleigh, NC	February 12, 2004	320
Colonial Grand at Berkeley Lake	Atlanta, GA	June 1, 2004	180
Colonial Grand at Mt. Vernon	Atlanta, GA	June 1, 2004	213
Colonial Grand at River Oaks	Atlanta, GA	June 1, 2004	216
Colonial Grand at River Plantation	Atlanta, GA	June 1, 2004	232
Colonial Grand at Sugarloaf	Atlanta, GA	June 1, 2004	250
Colonial Village at Sierra Vista	Austin, TX	September 10, 2004	232
Colonial Grand at Seven Oaks	Tampa, FL	September 30, 2004	318
Colonial Grand at Beverly Crest	Charlotte, NC	October 29, 2004	300
Colonial Grand at Patters on Place	Durham, NC	October 29, 2004	252
Colonial Grand at McGinnis Ferry	Atlanta, GA	December 7, 2004	434
Colonial Grand at Metrowest	Orlando, FL	December 30, 2003	311
Colonial Village at Quarry Oaks	Austin, TX	December 30, 2003	533

Office Properties:
Colonial Place I & II	Tampa, FL	January 31, 2005	371,000
Research Park Office Center IV	Huntsville, AL	February 1, 2005	59,900
Colonial Center at Bayside	Tampa, FL	April 15, 2005	213,800
Colonial Bank Centre	Miami, FL	April 27, 2005	235,500
Research Park Plaza III & IV	Austin, TX	June 30, 2005	357,700
Es planade	Charlotte, NC	July 14, 2005	201,900
Colonial Center Heathrow 1001	Orlando, FL	July 20, 2005	192,200
The Peachtree	Atlanta, GA	August 31, 2005	260,900
DRS Building	Huntsville, AL	February 12, 2004	215,500
Research Park Office Center	Huntsville, AL	October 22, 2004	176,600
Colonial Center Research Place	Huntsville, AL	December 15, 2003	272,558

Retail Properties:
Colonial Promenade Portofino	Houston, TX	January 13, 2005	372,500
Colonial Pinnacle Kingwood Commons	Houston, TX	April 8, 2004	164,356
Village on the Parkway (1)	Dallas, TX	June 18, 2004	381,166
Colonial Shoppes College Parkway	Ft. Myers, FL	August 2, 2004	78,879
Colonial Promenade Deerfield Mall	Deerfield Beach, FL	August 2, 2004	378,745
Colonial Shoppes Pines Plaza	Pembroke Pines, FL	August 2, 2004	68,170
Colonial Promenade Boulevard Square	Pembroke Pines, FL	September 10, 2004	220,656

1)	All acquisitions are 100% owned by the Company, with the exception of Village on the Parkway, which is 90% owned by the Company.
     Results of operations of these properties, subsequent to their respective acquisition dates, are included in the consolidated financial statements of CRLP. The cash paid to acquire these properties is included in the consolidated statements of cash flows. CRLP accounted for its acquisitions in 2005 and 2004 accordance with SFAS 141. The value of the acquired tenant improvements and leasing commissions for the office and retail assets acquired are amortized over the remaining terms of the in-place leases (see Note 2). The acquisitions during 2005, 2004 and 2003 are comprised of the following:

	(in thousands)
	2005	2004	2003

Assets purchased:
Land, buildings, and equipment	$625,616	$481,890	$74,399
Other assets	43,054	38,818	4,080

	668,670	520,708	78,479
Notes and mortgages assumed	(5,415)	(186,265)	—
Other liabilities assumed or recorded	(7,899)	(8,695)	(1,007)

Cash paid	$655,356	$325,748	$77,472

     In addition to the acquisition of the operating properties mentioned above, CRLP acquired certain parcels of land to be utilized for future development opportunities and two condominium conversion properties in a consolidated joint venture. See Note 7 – Investment in Partially Owned Entities and Other Arrangements for discussion of CRLP’s joint venture activity during 2005.

     The following unaudited pro forma financial information for the twelve months ended December 31, 2005 and 2004, give affect to the above operating property acquisitions (excluding the Cornerstone acquisition, see Note 3) as if they had occurred at the beginning of the periods presented. The pro forma information for the twelve months ended December 31, 2005 includes pro forma results for the months during the year prior to the acquisition date and actual results from the date of acquisition through the end of the year. The pro forma results are not intended to be indicative of the results of future operations.

In thousands, except per unit data	***** Pro Forma (Unaudited) *****
	Twelve Months	Twelve Months
	Ended December 31,	Ended December 31,
	2005	2004
Total revenue	$505,353	$359,559
Net income available to common unitholders	$199,073	$46,443
Net income per common unit - dilutive	$5.18	$1.69
     Property Dispositions – Continuing Operations
     During 2005, 2004 and 2003, CRLP sold various parcels of land located adjacent to its existing properties for an aggregate sales price of $25.1 million, $16.7 million and $24.0 million, respectively, which were used to repay a portion of the borrowings under CRLP’s unsecured line of credit and to support its investment activities. During 2005, CRLP sold 90% of its interest in six retail properties representing approximately 3.7 million square feet to a joint venture formed by CRLP and unrelated parties for approximately $362.0 million. CRLP continues to manage the properties and accounts for its 10% interest in this joint venture as an equity investment (see Note 7).
     For Sale Projects
     During 2005, CRLP, through CPSI, disposed of 328 condominium units at its two acquired condominium conversion properties. Total proceeds from the sales of these units were approximately $79.3 million. Gains on sales of property in continuing operations included gains of $13.6 million from the sales of these units. CRLP recorded income taxes and minority interest on these gains of $3.7 million and $5.2 million, respectively. The total net gain on these sales after income taxes and minority interest was $4.7 million for the twelve months ended December 31, 2005.
     Property Dispositions – Discontinued Operations
     During 2005, CRLP disposed of 26 multifamily properties including 23 wholly-owned properties representing 6,865 units, its 15% interest in two properties representing 901 units and a 10% interest in a third property representing 326 units and four wholly-owned retail properties representing approximately 2.9 million square feet. The multifamily and retail properties were sold for a total sales price of $636.7 million, which was used to repay a portion of the borrowings under CRLP’s unsecured line of credit and fund future investments.
     During 2004, CRLP disposed of two multifamily properties including one property representing 178 units and its 15% interest in a second property representing 240 units, one office property representing 25,500 square feet, and four retail properties including three wholly-owned properties representing 290,933 square feet and its 50% interest in a fourth property representing 1.1 million square feet. The multifamily, office and retail properties were sold for a total sales price of $105.1 million, which was used to repay a portion of the borrowings under CRLP’s unsecured line of credit and fund future investments.
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
     In accordance with SFAS No. 144, net income (loss) and gain (loss) on disposition of real estate for properties sold through December 31, 2005, in which CRLP does not maintain continuing involvement, are reflected in its consolidated statements of income on a comparative basis as discontinued operations for the years ended December 31, 2005, 2004 and

2003. Following is a listing of the properties CRLP disposed of in 2005, 2004 and 2003 that are classified as discontinued operations:

			Units/Square
Property	Location	Date	Feet
Multifamily
Colonial Village at Cahaba Heights(1)	Birmingham, AL	February 2005	125
Colonial Grand at Riverhills(1)	Tampa, FL	February 2005	776
Colonial Village at Ashley Plantation	Bluffton, SC	March 2005	414
Colonial Village at Gainesville	Gainesville, FL	March 2005	560
Colonial Grand at Galleria Woods	Birmingham, AL	March 2005	244
Colonial Village at TownPark	Sarasota, FL	March 2005	272
Colonial Village at Walton Way	Augusta, GA	March 2005	256
Colonial Grand at Wesleyan	Macon, GA	March 2005	328
Colonial Village at Lake Mary	Orlando, FL	May 2005	504
Bridgetown Bay	Charlotte, NC	May 2005	120
Devonshire	Dallas, TX	May 2005	144
Dunwoody Springs	Atlanta, GA	May 2005	350
Caryle Club	Atlanta, GA	May 2005	243
Aspen Hills	Dallas, TX	May 2005	240
Ashley Run	Atlanta, GA	June 2005	348
Mill Crossing	Dallas, TX	June 2005	184
Arbors on Forest Ridge	Fort Worth, TX	October 2005	210
Cutters Point	Dallas, TX	October 2005	196
Eagle Crest	Dallas, TX	October 2005	484
Sierra Ridge	San Antonio, TX	October 2005	230
Timberglen	Dallas, TX	October 2005	304
Toscana	Dallas, TX	October 2005	192
Silverbrook	Fort Worth, TX	October 2005	642
The Meridian	Austin, TX	October 2005	200
The Landing	Raleigh, NC	December 2005	200
Cypress Cove at Suntree	Melbourne, FL	December 2005	326
Colonial Village at Vernon Marsh	Savannah, GA	October 2004	178
Colonial Grand at Ponte Vedra(1)	Jacksonville, FL	May 2004	240
Colonial Grand at Citrus Park	Tampa, FL	March 2003	176
Office
Village at Roswell Summit	Atlanta, GA	July 2004	25,500
2100 International Park	Birmingham, AL	September 2003	29,000

Retail(2)
Colonial Mall Gadsden	Gadsden, AL	March 2005	517,000
Colonial Mall Temple	Temple, TX	April 2005	555,600
Colonial Mall Macon	Macon, GA	July 2005	1,446,600
Colonial Mall Burlington	Burlington, NC	July 2005	419,200
Colonial Promenade University Park I	Orlando, FL	March 2004	215,600
Colonial Shoppes at Stanley	Locust, NC	July 2004	47,100
Colonial Shoppes at Inverness	Birmingham, AL	September 2004	28,200
Orlando Fashion Square(1)	Orlando, FL	December 2004	1,041,700
Colonial Promenade Bardmoor	St. Petersburg, FL	March 2003	152,700

(1)	Properties were partially owned entities accounted for on the equity basis of accounting.

(2)	Square footage includes anchor-owned square footage.
     Additionally, CRLP classifies real estate assets as held for sale, only after CRLP has received approval by its internal investment committee, has commenced an active program to sell the assets, and in the opinion of CRLP’s management it is probable the asset will sell within the next 12 months. At December 31, 2005, CRLP had classified 18 multifamily assets containing 4,635 units, two condo conversion properties and one retail asset, a strip center, containing 73,500 square feet, as held for sale. At December 31, 2004, CRLP had classified seven retail assets, six malls and one strip center, containing 3.7 million square feet, as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheets at

$367.4 million and $167.7 million at December 31, 2005 and 2004, respectively, which represents the lower of depreciated cost or fair value less costs to sell.
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
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, CRLP records individual property sales as discontinued operations, unless it maintains a continuing involvement with the properties that have been sold. During 2005, all of the operating properties sold, other than the malls transferred to the GPT joint venture (see Note 7) in which CRLP retained a 10% interest, were classified as discontinued operations. Depreciation and amortization expense not recorded for the twelve months ended December 31, 2005 related to assets classified as held for sale at December 31, 2005, was $5.0 million and $1.9 million, respectively. There was no depreciation or amortization expense suspended for the twelve months ended December 31, 2004. Additionally, the sales of condominium units and parcels of land were classified within continuing operations.
     In accordance with SFAS No. 144, the operating results of real estate assets designated as held for sale subsequent to January 1, 2002 are included in discontinued operations in the consolidated statement of operations for all periods presented. Also under the provisions of SFAS No. 144, the reserves, if any, to write down the carrying value of the real estate assets designated and classified as held for sale are also included in discontinued operations. All subsequent gains and/or additional losses on the sale of these assets are also included in discontinued operations. Additionally, under SFAS No. 144, any impairment losses on assets held for continuing use are included in continuing operations.
     Below is a summary of the operations of the properties held for sale and sold during 2005, 2004 and 2003 that are classified as discontinued operations:

	(amounts in thousands)
	Year Ended December 31,
	2005	2004	2003
Property revenues:
Base rent	$52,056	$47,068	$47,241
Percentage rent	506	1,035	1,053
Tenant recoveries	4,318	10,215	10,892
Other property revenue	5,093	4,381	5,315

Total property revenues	61,973	62,699	64,501

Property operating and maintenance expense	25,280	21,201	21,282
Depreciation	5,975	12,276	13,779
Amortization	6,089	766	697

Total operating expenses	37,344	34,243	35,758
Interest expense	(7,555)	(5,660)	(5,659)
Interest income	4	2	9
Income (loss) from investments	(626)	627	386
Income from discontinued operations before net gain on disposition of discontinued operations	16,452	23,425	23,479
Net gain on disposition of discontinued operations	184,410	17,574	10,986

Income from discontinued operations	$200,862	$40,999	$34,465

5. Land, Buildings, and Equipment
     Land, buildings, and equipment consist of the following at December 31, 2005 and 2004:

		(in thousands)
	Useful Lives	2005	2004
Buildings	20 to 40 years	$3,001,370	$2,031,570
Furniture and fixtures	5 or 7 years	78,089	73,506
Equipment	3 or 5 years	33,603	27,945
Land improvements	10 or 15 years	172,953	83,184
Tenant improvements	Life of lease	177,938	156,929

		3,463,953	2,373,134
Accumulated depreciation		(453,365)	(437,635)

		3,010,588	1,935,499
Real estate assets held for sale, net		367,372	167,712
Land		510,967	323,168

		$3,888,927	$2,426,379

6. Undeveloped Land and Construction in Progress
     During 2005, CRLP completed the construction of three multifamily community developments, adding 950 apartment homes to the portfolio. These developments, located in Austin, Texas, Orlando, Florida and Charlotte, North Carolina, had a total cost of $75.7 million. Additionally, CRLP completed the redevelopment of Colonial Shoppes Colonnade, adding a 30,000 square foot Gold’s Gym and three restaurants including Cracker Barrel, Fox & Hound and Logan Farms Deli, the redevelopment of Colonial Mall Myrtle Beach and the redevelopment of Colonial University Village. CRLP also completed the development of Colonial Promenade Alabaster, a 607,000 square foot power center anchored by Lowes, Wal-Mart, Ross Dress for Less, Pier-1 Imports, Belk, Books-A-Million, Old Navy, Beth Bath & Beyond and an Amstar Theater. The retail projects, located in Birmingham, Alabama; Myrtle Beach, South Carolina and Auburn, Alabama, had a total cost of $69.5 million.
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
     CRLP currently has seventeen active development projects and various parcels of land available for expansion and construction. Undeveloped land and construction in progress is comprised of the following at December 31, 2005:

	Total			Costs
	Units/		Estimated	Capitalized
	Square	Estimated	Total Costs	to Date
	Feet (1)	Completion	(in thousands)	(in thousands)
Multifamily Projects:
Colonial Grand at Silverado Reserve	238	2006	$23,200	$19,760
Colonial Grand at Round Rock	422	2006	34,500	20,305
Colonial Grand at Canyon Creek	336	2006	29,100	6,568
Colonial Grand at Double Creek	300	2007	27,300	3,882
Colonial Grand at Ayrsley	365	2007	33,100	178
Colonial Grand at Traditions	320	2007	30,800	2,800

Office Projects:
Northrop Grumman	110,000	2006	17,300	1,478
Colonial Center TownPark 300	150,000	2006	20,600	3,760

Retail Projects:
Colonial Pinnacle Tutwiler Farm	450,000	2006	36,000	17,473
Colonial Pinnacle Craft Farms	440,000	2007	50,800	14,264
Colonial Promenade Fultondale	257,000	2007	26,300	1,985
Colonial Promenade Alabaster II	127,000	2007	21,600	387

For Sale Projects:
Central Park	212	2006	22,300	5,133
Colonial Traditions at Gulf Shores	371	2006	20,000	15,363
Colonial Traditions at South Park	48	2007	11,500	2,014
The Renwick	85	2007	17,700	4,075

Other Projects and Undeveloped Land
Mansell Land and Infrastructure				9,306
TownPark Land and Infrastructure				14,852
Heathrow Land and Infras tructure				13,914
Canal Place Land and Infrastructure				10,952
Land				16,168
Other				17,435

Total Consolidated Construction in Progress				$202,052

Colonial Pinnacle Turkey Creek (2)	520,000	2006	37,900	25,949

Total Construction in Progress				$228,001

(1)	Square footage includes anchor-owned square footage.

(2)	Represents 50% of the costs. CRLP is a 50% equity partner in this development.
     Interest capitalized on construction in progress during 2005, 2004 and 2003 was $9.6 million, $6.9 million and $8.1 million, respectively.
7. Investment in Partially Owned Entities and Other Arrangements
     Investments in Consolidated Partially Owned Entities
     During May 2005, CRLP entered into a partnership with Montecito Property Company to convert apartment properties into condominium communities. CRLP is a 98% partner in this partnership and Montecito Property Company is a 2% partner. On May 24, 2005, the partnership acquired St. Andrews, a 384-unit multifamily property located in Jensen Beach, Florida, which required an investment of $61.8 million by CRLP and was funded through borrowings under its unsecured line of credit. During July 2005, CRLP made an additional investment of $54.5 million into its partnership with Montecito Property Company, to fund 98% of the purchase price of Mizner / Delray Beach, a 273-unit multifamily property located in Delray Beach, Florida. This investment was funded through borrowings under a secured bridge loan (see Note 9). Under the partnership agreement, CRLP will receive a 10% preferred return on its equity investment, and 48% and 50% of any remaining available cash for St. Andrews and Mizner / Delray Beach, respectively. The 2% third-party equity partner will receive 52% and 50% of the remaining available cash for St. Andrews and Mizner / Delray Beach, respectively. Both properties have been converted to condominium communities, and condominium units at both properties are currently being sold (see Note 4).

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
     During September 2004, CRLP made a $9.0 million investment, consisting of a $2.0 million equity investment and $7.0 million in debt, in the acquisition of a majority interest in Colonnade Properties LLC, a New York based real estate investment company that focuses on the acquisition, management, redevelopment and stabilization of office assets. Colonnade Properties LLC holds a 25% interest in the Douglas HCI, a five building complex located in Coral Gables, Florida. CRLP’s investment was funded through borrowings under its unsecured line of credit.
Investments in Unconsolidated Partially Owned Entities
     Investments in unconsolidated partially owned entities at December 31, 2005 and 2004 consisted of the following:

	Percent	(in thousands)
	Owned	2005		2004
Multifamily:
Arbors at Windsor Lake, Columbia, SC	10.00%	$716		$—
CMS/Colonial Joint Venture I	15.00%	944		1,435
CMS/Colonial Joint Venture II	15.00%	597		670
CMS Florida	25.00%	2,721		2,925
CMS Tennessee	25.00%	2,377		2,727
DRA Alabama	10.00%	2,403		2,500
DRA Cunningham, Austin, TX	20.00%	1,111		1,266
DRA Southwest Partnership	20.00%	18,044		19,022
DRA The Grove at Riverchase, Birmingham, AL	20.00%	1,788		—
CG at Research Park, Durham, NC	20.00%	1,570		—
Carter Regents Park (Develop ment), Atlanta, GA	40.00%	3,000		—
Merritt at Godley Station, Pooler, GA	35.00%	3,188		—
Stone Ridge, Columbia, SC	10.00%	497		—

		38,956		30,545

Office:
DRA/Colonial Office JV	15.00%	46,896		—
600 Building Partnership, Birmingham, AL	33.33%	11		(16)
Douglas HCI	25.00%	5,807		6,457

		52,714		6,441
Retail:
Colonial Promenade M adison, Huntsville, AL	25.00%	2,255		2,298
GPT/Colonial Retail JV	10.00%	(2,311	) (1)	—
Highway 150, LLC, Birmingham, AL	10.00%	80		94
Parkway Place Limited Partnership, Huntsville, AL	45.00%	12,984		12,554
Turkey Creek, Parkside Drive LLC Partnership	50.00%	18,987		13,502

		31,995		28,448

Other:
Colonial/Polar-BEK Management Company, Birmingham, AL	50.00%	30		32
Other		5		6

		35		38

		$123,700		$65,472

(1)	Amount represents the value of CRLP’s investment of approximately $8.0 million, offset by the excess basis difference on the transaction of approximately $10.3 million, which will be amortized over the life of the investment.
     During February 2005, CRLP disposed of its 15% interest in Colonial Village at Cahaba Heights, a 125-unit multifamily apartment community located in Birmingham, Alabama, and its 15% interest in Colonial Grand at River Hills, a 776-unit multifamily apartment community located in Tampa, Florida, both of which were multifamily apartment communities in the CMS / Colonial Joint Venture I. CRLP’s interests in the assets were sold for $1.2 million and $6.9 million, respectively, and the proceeds were used to repay a portion of the borrowings under CRLP’s unsecured line of credit.
     During April 2005, the Trust completed the acquisition of Cornerstone. The assets of Cornerstone included ownership in four real estate joint ventures which consists of a 10% ownership interest in Arbors at Windsor Lake, a 10% interest in Cypress Cove at Suntree, a 35% ownership interest in Merritt at Godley Station and a 10% ownership interest in Stone Ridge (see Note 3).
     During July 2005, CRLP entered into a 20% joint venture to acquire Colonial Grand at Research Park (formerly Alta Trace), a 370-unit multifamily property, located in Durham, North Carolina. CRLP’s 20% investment in the partnership was $6.4 million, which consisted of $4.8 million of newly issued mortgage debt and $1.6 million of cash. The cash portion of this investment was funded from borrowings under CRLP’s unsecured line of credit.
     During July 2005 and August 2005, CRLP made investments of $1.0 million and $2.0 million, respectively, into a partnership with Carter Regents Park, to fund 40% of the purchase price of Regents Park in Atlanta, Georgia. The joint venture will develop and sell town homes and condominiums on the property. The investment was funded through CRLP’s unsecured line of credit. Additionally, CRLP committed to provide a construction loan to the joint venture of up to approximately $40.0 million at a rate of 8.25% per annum.
     During September 2005, CRLP entered into a partnership agreement with DRA Advisors LLC in which it acquired a 20% interest and the management of a 345-unit multifamily property, The Grove at Riverchase, located in Birmingham, Alabama. CRLP’s investment in the partnership was $5.6 million, which consisted of $3.9 million of newly issued mortgage debt and $1.7 million of cash. The cash portion of this investment was funded from borrowings under CRLP’s unsecured line of credit.
     During September 2005, CRLP acquired a 15% partnership interest in the CRT Properties, Inc. (“CRT”) portfolio through a joint venture (the “DRA / Colonial Office Joint Venture”) with DRA Advisors LLC (“DRA”). The DRA / Colonial Office Joint Venture owns a portfolio of 137 office buildings on 26 properties located primarily in the southeastern United States. CRLP’s 15% investment in the DRA / Colonial Office Joint Venture required an equity contribution of $49.0 million, which is included in Investments in Partially-Owned Entities in the December 31, 2005 consolidated balance sheet. The equity contribution was funded through CRLP’s existing credit facilities, the outstanding balances of which were reduced with the proceeds from the Trust’s September 21, 2005 equity offering (see Note 12). The DRA / Colonial Office Joint Venture’s total transaction cost of $1.8 billion includes the assumption of $370.0 million of mortgage debt and the placement of an additional $1.1 billion of secured debt financing. CRLP also guaranteed approximately $50.0 million of third-party financing obtained by the DRA / Colonial Office Joint Venture with respect to 10 of the CRT properties which the DRA / Colonial Office Joint Venture expects to sell in the first 12 months of the venture. The DRA / Colonial Office Joint Venture is obligated to reimburse CRLP for any payments made under the guaranty before making distributions of cash flows or capital proceeds to the DRA / Colonial Office Joint Venture partners. The DRA / Colonial Office Joint Venture’s initial purchase price allocations are preliminary and may be adjusted as the DRA / Colonial Office Joint Venture completes its final analysis of the fair value of assets acquired and liabilities assumed. With the consummation of the acquisition of CRT, CRLP assumed management of substantially all of the office properties included in the CRT portfolio, adding 11.7 million square feet of managed office space to CRLP’s office portfolio.
     During November 2005, CRLP entered into agreements to transfer six regional malls valued in the transaction at approximately $362.0 million to a joint venture with The GPT Group and Babcock & Brown, an Australian partner, in which CRLP retained a 10% interest. CRLP maintained the responsibility of leasing and managing the assets in the joint venture which represent 3.75 million square feet of retail shopping space and include Colonial Mall Myrtle Beach, in Myrtle Beach, South Carolina; Colonial Mall Greenville, in Greenville, North Carolina; Colonial Mall Bel Air, in Mobile, Alabama; Colonial Mall Valdosta, in Valdosta, Georgia; Colonial Mall Glynn Place, in Brunswick, Georgia; and Colonial University Village in Auburn, Alabama. The initial purchase price allocations for this transaction are preliminary and may be adjusted as the joint venture completes its final analysis of the fair value of assets acquired and liabilities assumed.
     During December 2005, CRLP disposed of its 10% interest in Cypress Cove at Suntree, a 326-unit multifamily apartment community located in Melbourne, Florida. CRLP’s interest in the asset was sold for $4.0 million and the proceeds were used to repay a portion of the borrowings under its unsecured line of credit.
     During May 2004, CRLP disposed of its 15% interest in Colonial Grand at Ponte Vedra, a 240-unit multifamily asset located in Jacksonville, Florida, which was one of the multifamily apartment communities in the CMS / Colonial Joint Venture

I. CRLP’s interest was sold for $2.4 million, which was used to repay its allocated portion of outstanding mortgage debt of $1.3 million and the remaining proceeds were used to repay a portion of the borrowings under CRLP’s unsecured line of credit.
     During June 2004, CRLP entered into a partnership agreement with DRA, in which it maintains a 20% interest and management of The Cunningham Apartments, a 280-unit multifamily asset located in Austin, Texas. CRLP’s total investment in The Cunningham Apartments was $3.9 million, which consisted of $2.8 million of newly issued mortgage debt and $1.1 million of cash, which was funded through borrowings under CRLP’s unsecured line of credit.
     During June 2004, CRLP acquired a 25% partnership interest in CMS Florida, including Colonial Grand at Bayshore, a 376-unit multifamily asset, and Colonial Grand at Palma Sola, a 340-unit multifamily asset, both located in Bradenton, Florida. CRLP acquired the partnership interest from CMS Entrepreneurial III and IV Partners, Delaware general partnerships. CRLP’s 25% investment in the partnership was $11.9 million, which consisted of $3.0 million of equity investment and $8.9 million of mortgage debt, representing its allocated portion of mortgage debt for the property. The equity investment was funded through available cash.
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
     During the fourth quarter of 2004, CRLP withdrew from its joint operations agreement with NRH Enterprises, LLC, as described in Note 17 – Related Party Transactions.
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
     During December 2003, CRLP and DRA entered into a partnership agreement, in which CRLP maintains a 10% interest and manages three multifamily assets located in Birmingham, Alabama. The three assets include Colony Woods, The Meadows of Brook Highland and Madison at Shoal Run, which contain a total of 1,090 units. CRLP purchased their 10% interest for a purchase price of $2.3 million, which was funded through borrowings under CRLP’s unsecured line of credit.
     Combined financial information for CRLP’s investments in unconsolidated partially owned entities for 2005 and 2004 follows:

(in thousands)	December 31,
	2005	2004

Balance Sheet
Assets
Land, building, & equipment, net	$2,631,923	$723,370
Construction in progress	40,762	17,728

Other assets	364,214	78,722
Total assets	$3,036,899	$819,820

Liabilities and Partners’ Equity
Notes payable(1)	$2,312,003	$613,062
Other liabilities	62,184	24,766
Partners’ Equity	662,712	181,992

Total liabilities and partners’ capital	$3,036,899	$819,820

Statement of Operations

(for the year ended)	2005	2004	2003

Revenues	$168,108	$72,187	$51,571
Operating expenses	(70,155)	(30,055)	(21,742)
Interest expense	(55,886)	(20,323)	(15,938)
Depreciation, amortization and other	(49,711)	(3,319)	(12,472)

Net income	$(7,644)	$18,490	$1,419

(1)	CRLP’s portion of indebtedness, as calculated based on ownership percentage, at December 31, 2005 and 2004 is $373.1 million and $111.6 million, respectively.
8. Segment Information
     CRLP is organized into, and manages its business based on the performance of three separate and distinct operating divisions: multifamily, office, and retail. Each division has a separate management team that is responsible for acquiring, developing, managing, and leasing properties within such division. The applicable accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.” The pro rata portion of the revenues, net operating income (“NOI”), and assets of the partially-owned entities and joint ventures that CRLP has entered into are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned entities and joint ventures are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method and discontinued operations are reported separately. Management evaluates the performance of its segments and allocates resources to them based on divisional NOI. Divisional NOI is defined as total property revenues, including unconsolidated partnerships and joint ventures, less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance and advertising). Property operating expenses for fully owned retail properties do not include approximately $516,000, $650,000 and $685,000 of annual landlord contributions to marketing funds for 2005, 2004 and 2003, respectively. Divisional information and the reconciliation of total divisional revenues to total revenues, total divisional NOI to income from continuing operations and minority interest, and total divisional assets to total assets, for the years ended December 31, 2005, 2004 and 2003, is presented below:

	For the Year Ended
(in thousands)	2005	2004	2003
Revenues:
Divisional Revenues
Multifamily	$279,744	$123,396	$98,929
Office	133,368	98,680	93,501
Retail	159,460	169,126	156,799

Total Divisional Revenues:	572,572	391,202	349,229

Partially-owned subsidiaries	(30,332)	(18,194)	(16,258)
Unallocated corporate revenues	15,176	7,321	3,826
Discontinued operations revenues	(61,973)	(62,699)	(64,501)

Total Consolidated Revenues:	$495,443	$317,630	$272,296

NOI:
Divisional NOI
Multifamily	$166,972	$75,280	$61,870
Office	90,275	69,947	65,820
Retail	112,103	118,366	109,158

Total Divisional NOI:	369,350	263,593	236,848

Partially-owned subsidiaries	(17,784)	(10,611)	(9,420)
Unallocated corporate revenues	15,176	7,321	3,826
Discontinued operations NOI	(36,693)	(41,498)	(43,219)
General and administrative expenses	(42,040)	(27,287)	(19,481)
Depreciation	(129,954)	(79,344)	(66,982)
Amortization	(51,769)	(8,681)	(7,356)
Other	(380)	81	(11)

Income from operations	105,906	103,574	94,205

Total other expense	(17,469)	(66,979)	(53,888)

Income before minority interest and discontinued operations	$88,437	$36,595	$40,317

(in thousands)
Assets:
Divisional Assets
Multifamily	$2,374,650	$937,935
Office	958,131	632,010
Retail	790,827	1,082,517

Total Divisional Assets:	4,123,608	2,652,462

Unallocated corporate assets(1)	375,619	148,862

	$4,499,227	$2,801,324

(1)	Includes CRLP’s investment in joint ventures of $123,700 and $65,472 as of December 31, 2005 and 2004, respectively (see Note 7).

9. Notes and Mortgages Payable
     Notes and mortgages payable at December 31, 2005 and 2004 consist of the following:

	(in thousands)
	2005	2004
Unsecured credit facility	210,228	$$239,970
Bridge credit facility	—	119,000
Mortgages and other notes:
2.00% to 6.00%	930,453	329,835
6.01% to 7.50%	1,143,695	957,519
7.51% to 9.00%	209,974	209,463

	$2,494,350	$1,855,787

     On January 31, 2005, CRLP completed a $275 million senior notes offering of 4.75% unsecured notes due February 1, 2010. Interest on the notes is payable semi-annually on the first day of every February and August beginning August 1, 2005. The net proceeds of approximately $273.3 million were used to pay down CRLP’s bridge credit facility and a portion of its unsecured line of credit.
     On March 22, 2005, CRLP, and the Trust as guarantor, entered into a $500.0 million unsecured revolving credit facility and a $100.0 million unsecured term loan facility (“the Credit Facilities”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and AmSouth Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. In addition to the above, CRLP has a $25.0 million cash management line provided by Wachovia. On June 20, 2005, CRLP increased the cash management line to $85.0 million through September 30, 2005, which was reduced to $40.0 million on October 1, 2005 and will remain outstanding until March 22, 2008.
     On July 7, 2005, CRLP, and the Trust as guarantor, entered into a $54.5 million bridge loan which was secured by our ownership in Mizner / Delray Beach. The bridge loan was priced at LIBOR plus 90 basis points. The balance outstanding under the bridge loan was paid off on September 21, 2005 from proceeds received from the Trust’s equity offering (see Note 12).
     On August 2, 2005, CRLP, and the Trust as guarantor, entered into a $91.0 million bridge loan which was secured by our ownership in Research Park Plaza. The bridge loan was priced at LIBOR plus 90 basis points. The balance outstanding under the bridge loan was paid off on September 21, 2005 from proceeds received from the Trust’s equity offering (see Note 12).
     On September 28, 2005, CRLP completed a $325 million senior notes offering of 5.50% unsecured notes due October 1, 2015. Interest on the notes is payable semi-annually on the first day of every April and October beginning April 1, 2006. The net proceeds of $320.7 million, after discount and issuance costs, were used to reduce outstanding borrowings under CRLP’s unsecured line of credit.
     As of December 31, 2005, CRLP had unsecured Credit Facilities providing for total borrowings of up to $600.0 million and a cash management line that provides for borrowings up to $40.0 million. The Credit Facilities bear interest at LIBOR plus a spread calculated based on CRLP’s unsecured debt ratings from time to time. Based on CRLP’s December 31, 2005 debt ratings, the spread is 80 basis points. The Credit Facilities, excluding the cash management line of credit, mature and are renewable in March 2008, and provide for a one-year extension. The Credit Facilities include a competitive bid feature that will allow CRLP to convert up to $250 million under the Credit Facilities to a fixed rate for a fixed term not to exceed 90 days. The Credit Facilities are primarily used by CRLP to finance property acquisitions and developments and had an outstanding balance at December 31, 2005 of $210.2 million, including an outstanding balance of $15.2 million on the cash management line. The interest rate of the Credit Facilities, including the competitive bid balance, is 5.32% and 3.14% at December 31, 2005 and 2004, respectively.
     During 2005 and 2004, CRLP completed four public offerings of senior notes collectively totaling $1.0 billion. The proceeds of the offerings were used to fund acquisitions, development expenditures, repay balances outstanding on CRLP’s revolving credit facility and bridge credit facilities, repay certain notes and mortgages payable, and for general corporate purposes. Details relating to these debt offerings are as follows:

				Gross
	Type of			Proceeds
Issue Date	Note	Maturity	Rate	(in thousands)
January 2005	Senior	February 2010	4.75%	$275,000
September 2005	Senior	October 2015	5.50%	325,000
April 2004	Senior	April 2011	4.80%	100,000
June 2004	Senior	June 2014	6.25%	300,000

				$1,000,000

     At December 31, 2005, CRLP had $1.7 billion in unsecured indebtedness including balances outstanding on its bank line of credit and certain other notes payable. The remainder of CRLP’s notes and mortgages payable are collateralized by the assignment of rents and leases of certain properties and assets with an aggregate net book value of approximately $1.1 billion at December 31, 2005.
     The aggregate maturities of notes and mortgages payable, including CRLP’s line of credit at December 31, 2005, are as follows:

(in thousands)
2006	$86,982
2007	180,017
2008	258,114
2009	49,203
2010	367,483
Thereafter	1,552,552

$2,494,350

     Based on borrowing rates available to CRLP for notes and mortgages payable with similar terms, the estimated fair value of its notes and mortgages payable at December 31, 2005 and 2004 was approximately $2.3 billion and $1.9 billion, respectively.
     Certain loan agreements of CRLP contain restrictive covenants, which, among other things, require maintenance of various financial ratios. At December 31, 2005, CRLP was in compliance with those covenants.
10. Derivative Instruments
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
     CRLP’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, CRLP primarily uses interest rate swaps (including forward starting interest rate swaps) and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2005, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. Two of CRLP’s outstanding interest rate swaps hedge the interest rate risk associated with forecasted debt issuances that are expected to occur in 2006 and 2007. Accordingly, the maximum period of time over which CRLP is hedging its exposure to variability in future cash flows for forecasted transactions other than those related to the payment of variable interest on existing debt is approximately nineteen months. CRLP also uses interest rate swaps as part of its fair value hedging strategy. These swaps involve the receipt of fixed rate amounts in exchange for variable rate amounts over the life of the agreements without exchange of the underlying principal amount. During 2005, such swaps were used to hedge the change in fair value of fixed rate debt.
     At December 31, 2005 and 2004, derivatives with a fair value of $3.0 million and $3.7 million, respectively, were included in other assets, and derivatives with a fair value of $1.4 million were included in other liabilities at December 31, 2004. The change in net unrealized gains/losses of $1.6 million in 2005, $0.2 million in 2004 and $1.9 million in 2003 for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in partners’ equity and comprehensive income. The change in fair value of derivatives not designated as hedges of ($0.1) million and $0.4 million is included in other income (expense) in 2005 and 2004, respectively. All derivatives were designated as hedges in 2003. No hedge ineffectiveness on fair value hedges was recognized during 2005, 2004 and 2003. Hedge ineffectiveness of $1.1 million, $3,661, and $0.4 million on cash flow hedges due to index mismatches was recognized in other income during 2005, 2004 and 2003, respectively.
     Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on CRLP’s hedged debt. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $0.5 million, $1.4 million and $1.9 million of net unrealized gains/losses from accumulated other comprehensive income to interest expense during 2005, 2004 and 2003, respectively. During the next 12 months, CRLP estimates that an additional $0.4 million will be reclassified.
     The following table summarizes the notional values, fair values and other characteristics of CRLP’s derivative financial instruments at December 31, 2005. The notional value at December 31, 2005 provides an indication of the extent of CRLP’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

				Fair Value
				At December 31, 2005
		Interest		Asset (Liability)
Product Type	Notional Value	Rate	Maturity	(in thousands)

Interest Rate SWAP, Cash Flow	$11.2 million	5.932%	1/1/06	$(15)
Interest Rate CAP, Cash Flow	$16.4 million	4.840%	4/1/06	—
Interest Rate CAP, Cash Flow	$25.9 million	4.840%	4/1/06	—
Interest Rate CAP, Cash Flow	$8.4 million	4.840%	4/1/06	—
Interest Rate CAP, Cash Flow	$30.4 million	11.200%	7/3/06	—
Interest Rate CAP, Cash Flow	$19.7 million	6.850%	6/29/07	1
Interest Rate CAP, Cash Flow	$16.7 million	6.850%	7/3/07	1
Interest Rate CAP, Cash Flow	$12.8 million	6.000%	7/1/08	1
Interest Rate CAP, Cash Flow	$22.4 million	6.000%	7/1/08	1
Interest Rate CAP, Cash Flow	$9.9 million	6.000%	7/1/08	1
Interest Rate CAP, Cash Flow	$10.0 million	8.373%	8/1/08	1
Interest Rate CAP, Cash Flow	$14.9 million	7.543%	8/1/08	3
Interest Rate CAP, Cash Flow	$7.4 million	6.983%	8/1/08	3
Interest Rate CAP, Cash Flow	$6.2 million	8.373%	8/1/08	—
Interest Rate CAP, Cash Flow	$13.3 million	6.786%	9/1/08	8
Interest Rate CAP, Cash Flow	$5.5 million	7.900%	2/1/09	2
Interest Rate CAP, Cash Flow	$17.6 million	8.100%	2/1/09	4
Interest Rate SWAP, Fair Value	$100.0 million	4.803%	4/1/11	325
Interest Rate SWAP, Cash Flow	$200.0 million	4.830%	2/15/16	1,532
Interest Rate SWAP, Cash Flow	$175.0 million	4.877%	7/13/17	1,153
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
     In addition to derivatives qualifying as hedges, CRLP has an interest rate swap with a fair value of approximately $1.5 million at December 31, 2005 held for economic hedging purposes. This derivative originally qualified for hedge accounting under SFAS No. 133 however, in December of 2005 as a result of a modification to the forecasted transaction, this derivative no longer qualifies for hedge accounting. As a result, CRLP is treating this derivative as an economic hedge. This economic hedge converts the floating rate payments on certain expected future debt obligations to a fixed rate. Interest is exchanged periodically on the notional value, with CRLP receiving the LIBOR-based floating rates and paying the fixed rate. Changes in the fair value of this derivative is recognized in earnings in other income (expense) and totaled ($0.7) million for the year ended December 31, 2005. The fair value of this derivative is included in Other Assets. Subsequent to December 31, 2005, CRLP discontinued this swap.
11. Capital Structure
     At December 31, 2005 the Trust controlled CRLP as the sole general partner and as the holder of 80.55% of the common units of CRLP. The limited partners of CRLP who hold redeemable or common units, are those persons (including certain officers and trustees) who, at the time of the initial public offering, elected to hold all or a portion of their interest in the form of units rather than receiving common shares of the Trust, or individuals from whom CRLP acquired certain properties, who elected to receive units in exchange for the properties. Redeemable units represent the number of outstanding limited partnership units as of the date of the applicable balance sheet, valued at the closing market value of the Trust’s common shares. Each redeemable unit may be redeemed by the holder thereof for either one common share or cash equal to the fair market value thereof at the time of such redemption, at the option of the Trust.
     The rollforward of redeemable units at redemption value for the year ended December 31, 2005 is as follows:

(in thousands)
Redemption Value, December 31, 2004	$407,334
Net income available to common unitholders allocated to limited partners	56,578
Issuance of common units in connection with Cornerstone acquisition	23,788
Adjustment of limited partner common equity to redemption value	(31,270)
Redemption value, December 31, 2005	$456,430
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
12. Cash Contributions
     On September 21, 2005, the Trust issued 4,500,000 of its common shares at $43.75 per share, or an aggregate offering price of approximately $196.9 million, in a public offering in which Merrill Lynch & Co. and Wachovia Securities acted as joint book-running managers. The Trust contributed the proceeds of this offering to CRLP in exchange for 4,500,000 common units of limited partnership interest. Net proceeds to CRLP totaled $187.3 million after payment of underwriting fees and estimated issuance costs. CRLP used approximately $145.5 million of the net proceeds to repay the outstanding balance on its bridge loans (see Note 9), and used the remaining proceeds (which were temporarily used to pay down the outstanding balances under the Credit Facilities), together with additional borrowings under CRLP’s Credit Facilities, to fund its $49.0 million equity investment in its joint venture with DRA (see Note 7).
     On April 1, 2005, in connection with the Cornerstone acquisition (see Note 3), the Trust issued 5,326,349 Series E Cumulative Redeemable Preferred Shares of Beneficial Interest. The depositary shares may be called by the Trust at any time and have a liquidation preference of $25.00 per depositary share. Each Series E preferred depositary share will represent 1/100th of a newly created 7.62% Series E Cumulative Redeemable Preferred Share of Beneficial Interest, liquidation preference $2,500 per share, of the Trust. Immediately following the Cornerstone acquisition, the Trust contributed all of the outstanding preferred membership interests of CLNL (see Note 3) to CRLP in exchange for Series E preferred units equal to the number of Series E preferred shares issued by the Trust in connection with the merger.
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
     During June 2001, the Trust issued 2,000,000 preferred shares of beneficial interest (Series C Preferred Shares). The Series C Preferred Shares pay a quarterly dividend at 9.25% per annum and may be called by the Trust on or after June 19, 2006. The Series C Preferred Shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Trust. The Series C Preferred Shares have a liquidation preference of $25.00 per share. The net proceeds of approximately $48.1 million were contributed to CRLP in exchange for Series C Preferred units and were used to repay a portion of the outstanding balance on CRLP’s unsecured line of credit.
13. Share Option and Restricted Share Plans
     The Trust has in place a Second Amended and Restated Employee Share Option and Restricted Share Plan (the “Employee Plan”) designed to attract, retain, and motivate executive officers of the Trust and other key employees. The Employee Plan, as amended in April 1998, authorizes the issuance of up to approximately 5,600,000 common shares (as increased from time to time to equal 10% of the number of common shares and Operating Partnership units outstanding) pursuant to options or restricted shares granted or issued under this plan, provided that no more than 750,000 restricted shares may be issued. In connection with the grant of options under the Employee Plan, the Executive Compensation Committee of the Board of Trustees of the Trust determines the option exercise period and any vesting requirements. The Trust issued 130,763, 28,432 and 40,284 restricted shares under the Employee Plan during 2005, 2004 and 2003, respectively. The value of outstanding restricted shares is being charged to compensation expense based upon the earlier of satisfying the vesting period (2-5 years) or satisfying certain performance targets.
     Also, the Trust had a Non-employee Trustee Share Option Plan (the “Trustee Plan”). The Trustee Plan, as amended in April 1997, authorized the issuance of up to 500,000 options to purchase common shares of beneficial interest. The Trustee Plan expired on September 28, 2003, and is succeeded by the Employee Plan. In April 1997, the Trust also adopted a Non-Employee Trustee Share Plan (the “Share Plan”). The Share Plan permits non-employee trustees of the Trust to elect to receive common shares in lieu of all or a portion of their annual trustee fees, board fees and committee fees. The Share Plan authorizes the issuance of 50,000 common shares under the Plan. The Trust issued 7,727 and 5,692 common shares pursuant to the Share Plan during 2005 and 2004, respectively.
     In October 1997, the Trust adopted an Employee Share Purchase Plan (the “Purchase Plan”). The Purchase Plan permits eligible employees of the Trust, through payroll deductions, to purchase common shares at a 5% discount to the market price. The Purchase Plan has no limit on the number of common shares that may be issued under the plan. The Trust issued 1,354 and 938 common shares pursuant to the Purchase Plan during 2005 and 2004, respectively. In January 2004, the Purchase Plan was amended to eliminate the 5% discount available under the plan.
     For all employee stock options granted on or after January 1, 2003, in accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123, the Trust has elected to adopt the accounting provisions of SFAS No. 123 under the prospective method. The prospective method allows the Trust to apply the recognition provisions of SFAS No. 123 to all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. During 2005, 2004 and 2003, the Trust recognized compensation expense of $0.4 million, $0.2 million and $0.2 million, respectively, related to the stock options granted during 2005, 2004 and 2003. The following assumptions were used to derive the fair values: a 7.5-year option term; an annualized volatility rate of 21.38%, 21.29% and 16.36% for 2005, 2004 and 2003, respectively; a risk-free rate of return of 4.52%, 4.25% and 4.01% for 2005, 2004 and 2003, respectively; and a dividend yield of 6.53%, 6.86% and 7.55% for 2005, 2004 and 2003, respectively.
     Prior to January 1, 2003, the Trust applied Accounting Principles Board Opinion No. 25 (APB No. 25) and related Interpretations in accounting for its plans. In accordance with APB 25, no compensation expense has been recognized for its stock option plans during the periods prior to January 1, 2003. Had compensation expense for the Trust’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods prescribed in SFAS No. 123, Accounting for Stock-Based Compensation, CRLP’s net income and earnings per unit would have been reduced to the pro forma amounts indicated below:

	(in thousands, except per unit data)
	For the Year Ending December 31,
	2005	2004	2003
Net income available to common unitholders:
As reported	$197,250	$39,837	$32,530
Pro forma	$196,888	$39,482	$32,104

Net income per unit – basic:
As reported	$5.18	$1.47	$1.30
Pro forma	$5.17	$1.46	$1.29

Net income per unit – diluted:
As reported	$5.13	$1.45	$1.29
Pro forma	$5.12	$1.44	$1.27
          The Trust uses the Black-Scholes pricing model to calculate the fair values of the options awarded, which are included in the pro forma results above.
          Option activity under the Employee Plan, the Share Plan, and the Trustee Plan, combined is presented in the table below:

		Options Outstanding
	Shares Available		Weighted-average
	for future		Price per
	Option Grant	Shares	Share
Balance, December 31, 2002	1,836,544	1,541,270	$28.88
Options granted	(514,592)	514,592	$33.46
Options terminated	80,043	(80,043)	$29.65
Options exercised		(83,861)	$27.84

Balance, December 31, 2003	1,401,995	1,891,958	$27.86
Options granted	(99,960)	99,960	$36.24
Options terminated	72,770	(72,770)	$32.09
Options exercised		(344,377)	$29.38

Balance, December 31, 2004	1,374,805	1,574,771	$30.66
Options granted	(156,832)	156,832	$38.05
Options terminated	49,052	(49,052)	$27.14
Options exercised		(115,103)	$30.85

Balance, December 31, 2005	1,267,025 (1)	1,567,448	$31.49

(1)	The balance available for future grant as of December 31, 2005 does not include an additional 2.6 million shares available to be issued based on the Trust’s Employee Plan which authorizes the issuance of shares up to 10% of the number of Trust common shares and CRLP units outstanding.
          All options granted to date have a term of ten years and may be exercised in equal installments, based on a 3-5 year vesting schedule, of the total number of options issued to any individual on each of the applicable 3-5 year anniversary dates of the grant of the option. The balance of options that are exercisable total 892,387, 693,921 and 622,229 at December 31, 2005, 2004, and 2003, respectively.
14. Employee Benefits
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
     The table below presents a summary of pension plan status as of December 31, 2005 and 2004, as it relates to the employees of CRLP.

	2005	2004
Change in benefit obligation
Benefit obligation at beginning of year	$11,436,525	$9,280,600
Service cost	994,596	887,521
Interest cost	683,001	590,066
Plan amendments	—	—
Benefits paid	(117,515)	(77,776)
Actuarial (gain) loss	1,879,527	756,114

Benefit obligation at end of year	$14,876,134	$11,436,525

Change in plan assets
Fair value of plan assets at beginning of year	$7,525,075	$5,053,759
Actual return on plan assets	438,994	567,982
Employer contributions	884,888	1,981,110
Benefits paid	(117,515)	(77,776)

Fair value of plan assets at end of year	$8,731,442	$7,525,075

Fair value of plan assets	$8,731,442	$7,525,075
Benefit obligation	14,876,134	11,436,525

Funded status	(6,144,692)	(3,911,450)
Unrecognized net (gain) loss	4,031,516	2,028,776
Unrecognized prior service cost	42,178	50,175

Net amount recognized	$(2,070,998)	$(1,832,499)

     Amounts recognized in the consolidated balance sheets as of December 31, 2005 and 2004 consist of:

	2005	2004
Prepaid benefit cost	$—	$—
Accrued benefit cost	(2,352,313)	(1,832,499)
Intangible Asset	42,178	—
Accumulated other comprehensive income	239,137	—

Net amount recognized	$(2,070,998)	$(1,832,499)

     Components of the net periodic benefit cost for 2005 and 2004 are as follows:

	2005	2004
Components of net periodic benefit cost
Service cost	$994,596	$887,521
Interest cost	683,001	590,066
Expected return on plan assets	(642,673)	(475,074)
Amortization of prior service cost	7,997	7,997
Amortization of net (gain) loss	80,466	62,717

Net periodic benefit cost	$1,123,387	$1,073,227

Additional information
Accumulated benefit obligation	$11,083,755	$8,748,637
     The weighted-average assumptions used to determine benefit obligations and net costs are as follows:

	2005	2004
Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	5.50%	6.00%
Rate of compensation increase	3.00%	3.00%

Weighted-average assumptions used to determine net cost for years ended December 31
Discount rate	6.00%	6.25%
Expected long-term rate of return on plan assets	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%
     CRLP’s pension plan weighted-average asset allocations at December 31, 2005 and 2004, by asset category are as follows:

	Percentage of Plan Assets at
	December 31,
Asset Category	2005	2004
Equity Securities	57%	51%
Debt Securities	33%	47%
Real estate	5%	0%
Other	5%	2%

Total	100%	100%

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
     The following table presents the cash flow activity of the pension plan during the years ending December 31, 2005 and 2004:

	Employer	Employee
Contributions
2004	$1,981,110	$—
2005	$884,888	$—

Benefit payments
2004	$77,776
2005	$117,515
     The following table presents the expected future benefit payments of the pension plan:

Estimated Future Benefit Payments 2006	$107,915
2007	112,306
2008	127,285
2009	162,077
2010	194,540
Thereafter	2,922,646
     401k Plan
     CRLP maintains a 401k plan covering substantially all employees. This plan provides, with certain restrictions, that employees may contribute a portion of their earnings with CRLP matching one-half of such contributions, solely at the Trust’s discretion. Contributions by CRLP were approximately $503,088, $465,786 and $469,800, for the years ended December 31, 2005, 2004 and 2003, respectively.

15. Leasing Operations
     CRLP is in the business of leasing and managing multifamily, office, and retail property. For properties owned by CRLP, minimum rentals due in future periods under noncancelable operating leases extending beyond one year at December 31, 2005, are as follows:

(in thousands)
2006	$224,942
2007	202,007
2008	174,743
2009	149,003
2010	123,400
Thereafter	340,458

$1,214,553

     The noncancelable leases are with tenants engaged in retail and office operations in Alabama, Georgia, Florida, North Carolina, South Carolina, Tennessee, Texas, and Virginia. Performance in accordance with the lease terms is in part dependent upon the economic conditions of the respective areas. No additional credit risk exposure relating to the leasing arrangements exists beyond the accounts receivable amounts shown in the December 31, 2005 balance sheet. Leases with tenants in multifamily properties are generally for one year or less and are thus excluded from the above table. Substantially all of CRLP’s land, buildings, and equipment represent property leased under the above and other short-term leasing arrangements.
     Rental income from continuing operations for 2005, 2004 and 2003 includes percentage rent of $3.8 million, $2.9 million and $2.7 million, respectively. This rental income was earned when certain retail tenants attained sales volumes specified in their respective lease agreements.
16. Commitments, Contingencies, Guarantees and Other Arrangements
     Commitments and Contingencies
     CRLP is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position or results of operations or cash flows of CRLP.
     Guarantees and Other Arrangements
     During January 2000, CRLP initiated and completed an Executive Unit Purchase Program (Unit Purchase Program), in which the Board of Trustees of the Trust and certain members of the Trust’s management were able to purchase 425,925 units of CRLP. The value of the units purchased under the Unit Purchase Program was approximately $10.0 million. Under the Unit Purchase Program, the Board of Trustees of the Trust and the members of the Trust’s management obtained full-recourse personal loans from an unrelated financial institution, in order to purchase the units. As of December 31, 2004, the outstanding balance on these loans was $3.8 million as some participants have exited the program and repaid their principal balance. The units, which had a market value of approximately $6.5 million at December 31, 2004, were pledged as collateral against the loans. CRLP provided a guarantee to the unrelated financial institution for the personal loans, which matured in January 2005. In connection with the maturity of the remaining outstanding loans in January 2005, CRLP’s guarantee for such loans was terminated.
     During December 2002, the CRLP sold 90% of its interest in Colonial Promenade Hoover for a total sales price of $20.5 million to a newly formed joint venture, Highway 150 LLC, in which CRLP maintains a 10% ownership interest and manages the property. In connection with the formation of Highway 150 LLC, CRLP executed a guaranty, pursuant to which CRLP would serve as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. CRLP’s maximum guarantee of $1.0 million may be requested by the lender, only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At December 31, 2005, the total amount of debt of the joint venture was approximately $17.1 million and matures in December 2012. At December 31, 2005, no liability was recorded on CRLP’s books for the guarantee.
     In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness of CRLP totaling $26.9 million at December 31, 2005. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by CRLP.

Additionally, certain unitholders of CRLP and trustees of the Trust have guaranteed indebtedness of CRLP totaling $0.4 million at December 31, 2005. CRLP has indemnified these individuals from their guarantees of this indebtedness.
     During September 2005, in connection with the acquisition of CRT with DRA, CRLP guaranteed approximately $50.0 million of third-party financing obtained by the DRA / Colonial Office Joint Venture with respect to 10 of the CRT properties which the DRA / Colonial Office Joint Venture expects to sell in the first 12 months of the venture. The DRA / Colonial Office Joint Venture is obligated to reimburse CRLP for any payments made under the guaranty before making distributions of cash flows or capital proceeds to the DRA / Colonial Office Joint Venture partners. At December 31, 2005, no liability was recorded on CRLP’s books for the guarantee.
     During July 2005, in connection with its investment into a joint venture with Carter and Associates, CRLP committed to provide a construction loan to the joint venture of up to approximately $40 million at a rate of 8.25% per annum. As of December 31, 2005, $3.3 million had been drawn on the construction loan by the joint venture, and $36.7 million was available to be drawn.
17. Related Party Transactions
     CRLP has used an affiliated construction company to manage and oversee certain of its development, re-development and expansion projects. The affiliated construction company utilized by CRLP is headquartered in Alabama and has completed numerous projects within the Sunbelt region of the United States. Through the use of market survey data and in-house development expertise, CRLP negotiates the fees and contract prices of each development, re-development or expansion project with the affiliated construction company in compliance with CRLP’s approved “Policy on Hiring Architects, Contractors, Engineers, and Consultants”. The policy was developed to allow the selection of certain preferred vendors who have demonstrated an ability to consistently deliver a quality product at a fair price and in a timely manner. Additionally, the affiliated construction company outsources all significant subcontractor work through a competitive bid process. Upon approval by the Management Committee of the Trust, the Management Committee presents each project to the independent members of the Executive Committee of the Board of Trustees of the Trust for final approval. In each of the following transactions, the independent members of the Executive Committee approved such transactions unanimously.
     CRLP paid $41.6 million, $20.0 million and $30.2 million for property construction costs to Brasfield & Gorrie LLC, a construction company partially-owned by Mr. M. Miller Gorrie (a trustee of the Trust) during the years ended December 31, 2005, 2004 and 2003, respectively. Of these amounts, $36.6 million, $17.0 million and $26.9 million was then paid to unaffiliated subcontractors for the construction of these development projects during 2005, 2004 and 2003, respectively. CRLP had $8.0 and $3.3 million in outstanding construction invoices or retainage payable to this construction company at December 31, 2005 and 2004, respectively.
     In March 2002, CPSI acquired a 20% interest in three aircraft from NRH Enterprises, L.L.C., (“NRH”) an entity in which Mr. Harold Ripps (a trustee of the Trust) indirectly has an approximate 33% interest, for approximately $1.4 million. Additionally, CPSI entered into a joint ownership agreement with the other owners of the aircraft, including NRH, under which CPSI paid NRH, as agent for all of the owners of the aircraft, a monthly fee of $10,000, plus $1,400 per hour of CRLP’s flight time, to cover the operating expenses of the aircraft. Further, CPSI entered into an aircraft services agreement with MEDJET Assistance, L.L.C., (MEDJET) an entity in which Mr. Ripps indirectly has an approximate 40% interest. Under this agreement, CPSI was obligated to pay a monthly fee of $5,000 to MEDJET for managing the use, maintenance, storage, and supervision of the aircraft. NRH paid this $5,000 monthly fee to MEDJET, on behalf of CPSI, from the $10,000 monthly fee referred to above. CPSI paid approximately $279,000 during 2004 and $319,000 during 2003 to NRH for usage and service of the aircraft under the above agreements. During 2004, CRLP sold its interest in the three aircraft for $0.8 million and terminated the aircraft services agreement.
     CRLP leased space to certain entities in which Mr. Thomas H. Lowder, Mr. James K. Lowder, and Mr. M. Miller Gorrie have an interest and received market rent from these entities of approximately $2.5 million, $1.6 million and $1.1 million during the years ended December 31, 2005, 2004 and 2003, respectively. Additionally, CRLP provided management and leasing services to certain related entities and received fees from these entities of approximately $19,000, $27,000 and $200,000 during the years ended December 31, 2005, 2004 and 2003, respectively.
     Colonial Insurance Agency, a corporation owned by The Colonial Company, has provided insurance risk management, administration and brokerage services for CRLP. The aggregate amount paid by CRLP to Colonial Insurance Agency for these services during the years ended December 31, 2005, 2004 and 2003 were $0.5 million, $0.4 million and $0.2 million, respectively. As a part of this service, CRLP placed insurance coverage with unaffiliated insurance carriers through a competitive bidding process. The premiums paid to these unaffiliated insurance carriers totaled $8.3 million, $3.6 million and $4.2 million during 2005, 2004 and 2003, respectively.
     In connection with the closing of the Trust’s acquisition of Cornerstone via merger on April 1, 2005, the Trust appointed Glade Knight, who formally served as the Chairman and Chief Executive Officer of Cornerstone, as a trustee of the Trust. Mr. Knight was subsequently elected to serve as a trustee of the Trust at the 2005 annual meeting of Colonial shareholders. On April 1, 2005, following the Cornerstone merger, Mr. Knight elected to cash out the options under a non-statutory stock option agreement between Cornerstone and Mr. Knight, which was assumed by the Trust in the Cornerstone merger, and CRLP paid Mr. Knight approximately $3.1 million (plus an applicable tax gross up payment) in connection therewith. In connection with the Cornerstone merger, CRLP also assumed Cornerstone’s obligations under Mr. Knight’s change in control agreement. Shortly after the Cornerstone merger, CRLP paid to Mr. Knight approximately $5.5 million (which includes an applicable tax gross up payment) in respect of Mr. Knight’s change in control agreement assumed by CRLP and Mr. Knight’s employment agreement with Cornerstone, which terminated in connection with the closing of the Cornerstone merger.
18. Subsequent Events
     Acquisitions
     During January 2006, CRLP acquired an additional 50,000 square feet of condominium interests in The Peachtree, a Class A office building located in the Atlanta Midtown market. CRLP made its initial investment in the property in August 2005 when it purchased 76% of the condominium interests in The Peachtree for $43.8 million. The purchase of the additional square footage brings CRLP’s ownership to more than 90% of the property. The additional investment of $8.3 million was funded through borrowings under CRLP’s unsecured line of credit.
     During January 2006, CRLP acquired a 20% partnership interest in Huntcliff Village, a 358-unit multifamily apartment community located in Atlanta, Georgia. CRLP’s 20% investment in the partnership was $8.0 million, which consisted of $5.2 million of newly issued mortgage debt and $2.8 million of cash. The cash portion of this investment was funded from borrowings under CRLP’s unsecured line of credit.
     During February 2006, CRLP acquired land and infrastructure for approximately $29.0 million, in Orange Beach, Alabama, for development and sale of residential lots and units.
     Property Dispositions
     During January 2006, CRLP sold seven multifamily assets, all of which were acquired as a part of the Cornerstone acquisition with the exception of Colonial Village at Caledon Woods. The properties include the following:

			Sales Price
Property Name	Location	Units	(in millions)
The Timbers	Raleigh, NC	176	$7.6
CV at Remington Place	Raleigh, NC	136	7.9
Summerwalk	Charlotte, NC	160	8.2
CV at Paces Glen	Charlotte, NC	172	6.0
CV at Stone Brook	Atlanta, GA	188	9.4
CG at Whitemarsh	Savannah, GA	352	38.7
CV at Caledon Woods	Greenville, SC	350	22.9

			$100.7

     CRLP used the proceeds from the sale to repay a portion of the borrowings under CRLP’s unsecured line of credit.
     During March 2006, CRLP disposed of its majority interest in Colonnade Properties, LLC (see Note 7) for approximately $2.5 million. There was no gain or loss recognized on the disposition. CRLP has a $6.0 million outstanding note receivable, secured by an interest in real estate, from Colonnade Properties LLC which bears interest at 9% per annum and reaches maturity in 2010.

     During March 2006, CRLP completed the sale of a 90% interest in four shopping centers valued in the transaction at approximately $127.3 million to a joint venture partner. CRLP maintained a 10% interest in the properties, and the responsibility of leasing and managing the assets in the joint venture which represent 0.7 million square feet of retail shopping space. The shopping centers include Colonial Promenade Boulevard Square in Pembroke Pines, Florida; Colonial Shoppes Pines Plaza in Pembroke Pines, Florida; Colonial Shoppes College Parkway in Fort Myers, Florida; and Colonial Promenade Deerfield in Deerfield Beach, Florida. As a part of the sale, CRLP’s joint venture partner assumed 90% of the outstanding secured debt of $74.8 million.
     Financing activity
     During February 2006, CRLP terminated a $200.0 million forward starting interest rate swap that was outstanding at December 31, 2005 and received a payment of approximately $4.3 million. As a result, CRLP will record a gain on this transaction of approximately $2.8 million during the first quarter of 2006. This forward starting interest rate swap was in place to convert the floating rate payments on certain expected future debt obligations to a fixed rate and had a fair value of $1.5 million at December 31, 2005 (representing an economic hedge, as discussed in Note 10).
     Distribution
     During January 2006, the Board of Trustees of the Trust declared a cash distribution to partners of CRLP holding common units in the amount of $0.68 partnership unit, totaling approximately $38.0 million. The distribution was made to partners of record as of February 6, 2006, and was paid on February 13, 2006.
     Preferred Share Buyback
     On February 2, 2006, the Trust announced its Board of Trustees of the Trust’ authorization of the repurchase of up to $65 million of the Trust’s Series E Depositary Shares, each representing 1/100 of a share of its 7.62% Series E Cumulative Redeemable Preferred Shares. This repurchase program was effective immediately and extends through January 27, 2007. Under the repurchase program, the Trust is authorized to make purchases in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements and other factors. The repurchase program does not obligate us to repurchase any specific number of shares, and repurchases pursuant to the program may be suspended or resumed at any time or from time to time without further notice or announcement. In connection with the repurchase of the Series E shares, the Board of Trustees also authorized the repurchase by CRLP of outstanding Series E Cumulative Redeemable Preferred Units, all of which are held by the Trust, as the general partner of CRLP, at such times, in such numbers and for such amounts as correspond to the number of Series E shares that are repurchased by the Trust pursuant to the repurchase program.
19. Quarterly Financial Information (Unaudited)
     The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2005 and 2004. The information provided herein has been reclassified in accordance with SFAS No. 144 for all periods presented.
(in thousands, except per unit data)

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter

Revenues	$90,818	$129,182	$135,025	$140,418
Income (loss) from continuing operations	3,540	(12,365)	(6,885)	98,317
Income from discontinued operations	97,846	30,385	68,063	4,568
Net income	101,387	18,020	61,178	102,884
Preferred dividends	(5,506)	(8,045)	(8,045)	(8,045)
Net income available to common unitholders	95,881	9,975	53,133	94,839

Net income per unit:
Basic	$2.51	$0.20	$1.07	$1.71
Diluted	$2.51	$0.20	$1.07	$1.69

Weighted average common units outstanding:
Basic	38,162	50,353	51,332	55,751
Diluted	38,162	50,353	51,332	56,195

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2004
Revenues	$70,576	$74,017	$81,751	$91,286
Income from continuing operations	9,592	9,032	5,681	12,010
Income from discontinued operations	14,749	5,381	6,671	14,198
Net income	24,341	14,413	12,352	26,208
Preferred dividends	(5,751)	(5,508)	(5,508)	(5,508)
Net income available to common unitholders	18,590	8,905	6,844	20,700

Net income per unit:
Basic	$0.50	$0.24	$0.18	$0.55
Diluted	$0.50	$0.24	$0.18	$0.54

Weighted average common units outstanding:
Basic	37,031	37,447	37,597	37,790
Diluted	37,406	37,740	37,960	38,162

Report of Independent Registered Public Accounting Firm
To the Board of Trustees of Colonial Properties Trust and Partners of Colonial Realty Limited Partnership:
We have completed integrated audits of Colonial Realty Limited Partnership’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedules
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Colonial Realty Limited Partnership at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
March 10, 2006

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     Not applicable.
Item 9A. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedure
     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer of the Trust, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Trust concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.
     Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Management’s Report on Internal Control Over Financial Reporting
     Management of the Trust is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange act of 1934. CRLP’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
     Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In connection with the preparation of CRLP’s annual financial statements, management has undertaken an assessment of the effectiveness of CRLP’s internal control over financial reporting as of December 31, 2005. The assessment was based upon the framework described in “Integrated Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of the Board of Trustees of the Trust.
     Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2005, CRLP maintained effective internal control over financial reporting.
     Management’s assessment of the effectiveness of CRLP’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Item 9B. Other Information.
     On October 25, 2005, the Board of Trustees of the Trust adopted a new trustee compensation policy. The new trustee compensation policy is attached to the Trust’s Annual Report on Form 10-K for the year ending December 31, 2005 as Exhibit 10.59 and incorporated by reference herein. The new trustee compensation policy increases the annual retainer payment for all Board members from $20,000 to $22,500 and increases the additional annual retainer payment for the lead trustee from $7,500 to $15,000. The new trustee compensation policy also increases the grant of restricted shares received by non-employee trustees following each annual election of trustees that occurs after the trustee has completed ate least one year of services from $7,500 to $10,000.

PART III
Item 10. Trustees and Executive Officers of the Registrant.
     We are managed by the Trust, the general partner of CRLP. The information required by this item with respect to trustees of the Trust, the audit committee and the audit committee expert is hereby incorporated by reference from the material appearing in the Trust’s definitive proxy statement for the annual meeting of shareholders held in 2006 (the “Proxy Statement”) under the caption “Election of Trustees” and “Audit Committee”. Information required by this item with respect to the availability of the Trust’s code of ethics is provided in Item 1 of this report. See “Available Information”.
Item 11. Executive Compensation.
     The information required by this item is hereby incorporated by reference from the material appearing in the Trust’s Proxy Statement under the caption “Executive Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of units as of March 8, 2006 for:
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

Name and Business Address	Number of		Percent of
of Beneficial Owner	Units		Units (1)
Colonial Properties Trust	45,219,158		80.7%
Thomas H. Lowder	2,938,373	(2)	5.2%
James K. Lowder	1,925,397	(3)	3.4%
2000 Interstate Parkway Suite 400 Montgomery, Alabama 36104 Carl F. Bailey	17,595		*
M. Miller Gorrie	266,523	(4)	*
William M. Johnson	522,147	(5)	*
Glade M. Knight	—		*
Herbert A. Meisler	544,529	(6)	1.0%
Claude B. Nielsen	5,865		*
Harold W. Ripps	1,925,975		3.4%
Donald T. Senterfitt	—		*
John W. Spiegel	—		*
C. Reynolds Thompson, III	17,595		*
Weston M. Andress	—		*
Robert A. Jackson	17,595		*
Paul F. Earle	17,595		*
All executive officers and trustees as a group (18 persons)	6,864,983	(7)	12.2%

*	Less than 1%

(1)	The number of units outstanding as of March 8, 2006 was 56,072,687.

(2)	Includes 466,521 units owned by Thomas Lowder, 89,285 units owned by Thomas Lowder Investments, LLC, 1,369,396 units owned by Colonial Commercial Investments, Inc. (“CCI”), 1,012,976 units owned by EPJV and 195 units held in trust for the benefit of Thomas Lowder’s children. Units owned by CCI are reported twice in this table, once as beneficially owned by Thomas H. Lowder and again as beneficially owned by James K. Lowder.

(3)	Includes 466,521 units owned by James Lowder, 89,285 units owned by James Lowder Investments, LLC, 1,369,396 units owned by CCI and 195 units held in trust for the benefit of James K. Lowder’s children.

(4)	Includes 157,140 units owned by MJE, LLC., and 109,383 units owned by Mr. Gorrie.

(5)	Includes 447,642 units owned by Mr. Johnson, 74,505 units owned by William M. Johnson Investments I, LLP, an entity controlled by Mr. Johnson.

(6)	Includes 526,934 units owned by Meisler Enterprises L.P., a limited partnership of which Mr. Meisler and his wife are sole partners, and 17,595 units directly owned by Mr. Meisler.

(7)	Units held by CCI have been counted only once for this purpose.
     The following table summarizes information, as of December 31, 2005, relating to the Trust’s equity compensation plans pursuant to which options to purchase common shares and restricted common shares may be granted from time to time.

Number of securities remaining
	Number of securities to be		Weighted-average		available for future issuance
	issued upon exercise of		exercise price of		under equity compensation plans
	outstanding options, warrants		outstanding options,		(excluding securities reflected in
Plan Category	and rights (a)		warrants and rights (b)		column (a))

Equity compensation plans approved by security holders (1)	1,725,280	(2)	$31.49	(3)	3,863,459

Equity compensation plans not approved by security holders	—		—		—

Total	1,725,280		$31.49		3,863,459

(1)	These plans include the Trust’s second Amended and Restated Employee Share Option and Restricted Share Plan, as amended in 1998, the Trust’s Non-Employee Trustee Share Plan, as amended in 1997, and our Trustee Share Option Plan, as amended in 1997.

(1)	Includes 157,832 restricted shares and performance-based restricted shares that had not vested as of December 31, 2005.

(2)	Weighted-average exercise price of outstanding options; excludes value of outstanding restricted shares.
Item 13. Certain Relationships and Related Transactions.
     The information required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the caption “Certain Relationships and Related Transactions.”
Item 14. Principal Accountant Fees and Services.
     The information required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the caption “Summary of Audit Fees.”
Part IV
Item 15. Exhibits and Financial Statement Schedules
15(a)(1) Financial Statements
The following financial statements of CRLP are included in Part II, Item 8 of this report:
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Partners’ Equity for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

15(a)(2) Financial Statement Schedules
     Schedule III      Real Estate and Accumulated Depreciation
     All other schedules have been omitted because the required information of such other schedules is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements.
15(a)(3) Exhibits

Exhibit No.	Exhibit	Reference
2.1	Agreement and Plan of Merger by and among the Trust, CLNL Acquisition Sub LLC and Cornerstone Realty Income Trust, Inc.	Incorporated by reference to Exhibit 2.1 to the Trust’s Current Report on Form 8-K filed with the SEC on October 28, 2004

2.2	Form of Plan of Merger merging Cornerstone Realty Income Trust, Inc. into CLNL Acquisition Sub LLC	Incorporated by reference to Exhibit B to Exhibit 2.2 to the Trust’s Current Report on Form 8-K filed with the SEC on January 25, 2005

2.3	Amendment No. 1 to Agreement and Plan of Merger by and among the Trust, CLNL Acquisition Sub LLC and Cornerstone Realty Income Trust, Inc.	Incorporated by reference to Exhibit 2.2 to the Trust’s Current Report on Form 8-K filed with the SEC on January 25, 2005

2.4	Acquisition and Contribution Agreement and Joint Escrow Instructions dated September 16, 2005 by and among Marelda Retail Development LLC and CRLP, and amendments thereto	Incorporated by reference to Exhibit 2.1 to CRLP’s Current Report on Form 8-K filed with the SEC on November 30, 2005

2.5	Acquisition and Contribution Agreement and Joint Escrow Instructions dated September 16, 2005 by and among Marelda Retail Development LLC and CRLP, and amendments thereto	Incorporated by reference to Exhibit 2.2 to CRLP’s Current Report on Form 8-K filed with the SEC on November 30, 2005

3.1	Third Amended and Restated Agreement of Limited Partnership of CRLP, as amended	Incorporated by reference to Exhibit 10.1 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1999

3.2	Fifth Amendment to Third Amended and Restated Agreement of Limited Partnership of CRLP	Incorporated by reference to Exhibit 10.2 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2003

3.3	Sixth Amendment to Third Amended and Restated Agreement of Limited Partnership of CRLP	Incorporated by reference to Exhibit 10.3 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2003

3.4	Seventh Amendment to Third Amended and Restated Agreement of Limited Partnership of CRLP	Incorporated by reference to Exhibit 10.4 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2003

3.4.1	Eighth Amendment to Third Amended and Restated Agreement of Limited Partnership of CRLP	Incorporated by reference to Exhibit 10.4.1 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2004

3.4.2	Ninth Amendment to Third Amended and Restated Agreement of Limited Partnership of CRLP	Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed with the SEC on April 7, 2005

3.5	Declaration of Trust of the Trust	Incorporated by reference to Exhibit 3 to the Trust’s Form 8-K dated November 5, 1997

3.6	Articles Supplementary of 8 3/4% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest of the Trust	Incorporated by reference to Exhibit 3 to the Trust’s Current Report on Form 8-K filed with the SEC on November 5, 1997

3.7	Articles Supplementary of Series 1998 Junior Participating Preferred Shares of Beneficial Interest of the Trust	Incorporated by reference to Exhibit 4.2 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1998

3.8	Articles Supplementary of 8.875% Series B Cumulative Redeemable Perpetual Preferred Shares of the Trust	Incorporated by reference to Exhibit 4.3 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1998

3.9	Articles Supplementary of 7.25% Series B Cumulative Redeemable Perpetual Preferred Shares of the Trust	Incorporated by reference to Exhibit 3.5 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2003

3.10	Articles Supplementary of 9.25% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest of the Trust	Incorporated by reference to Exhibit 3 to the Trust’s Form 8-K dated June 19, 2001

3.11	Articles Supplementary of 8 1/8% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest of the Trust	Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed with the SEC on April 29, 2003

3.12	Articles of Amendment to Declaration of Trust of the Trust, dated May 11, 2004	Incorporated by reference to Exhibit 3.8 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2004

3.13	Articles Supplementary Reclassifying Preferred Shares	Incorporated by reference to Exhibit 3.9 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2004

3.14	Form of Articles Supplementary of 7.62% Series E Cumulative Preferred Shares of Beneficial Interest of the Company	Incorporated by reference to Exhibit 3.1 to the Trust’s Registration Statement on Form 8-A filed with the SEC on February 7, 2005

3.15	Articles of Amendment to Declaration of Trust of the Trust, dated April 5, 2005	Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed with the SEC on February 7, 2005

3.16	Bylaws of the Trust	Incorporated by reference to Exhibit 4.2 to the Trust’s Registration Statement on Form S-3, No. 333-55078, filed February 6, 2001

4.1	Indenture dated as of July 22, 1996, by and between CRLP and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company)	Incorporated by reference to Exhibit 4.1 to the Form 10-K/A dated October 10, 2003, filed by CRLP

4.2	First Supplemental Indenture dated as of December 31, 1998, by and between CRLP and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company)	Incorporated by reference to Exhibit 10.13.1 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1998

10.1	Registration Rights and Lock-Up Agreement dated September 29, 1993, among the Trust and the persons named therein	Incorporated by reference to Exhibit 10.2 to the Trust’s Registration Statement on Form S-11/A, No. 33-65954, filed September 21, 1993

10.2	Registration Rights and Lock-Up Agreement dated March 25, 1997, among the Trust and the persons named therein	Incorporated by reference to Exhibit 10.2.2 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1997

10.3	Registration Rights and Lock-Up Agreement dated November 4, 1994, among the Trust and the persons named therein	Incorporated by reference to Exhibit 10.2.3 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1997

10.4	Supplemental Registration Rights and Lock-Up Agreement dated August 20, 1997, among the Trust and the persons named therein	Incorporated by reference to Exhibit 10.2.4 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1997

10.5	Supplemental Registration Rights and Lock-Up Agreement dated November 1, 1997, among the Trust, CRLP and B&G Properties Company LLP	Incorporated by reference to Exhibit 10.2.5 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1997

10.6	Supplemental Registration Rights and Lock-Up Agreement dated July 1, 1997, among the Trust, CRLP and Colonial Commercial Investments, Inc.	Incorporated by reference to Exhibit 10.2.6 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1997

10.7	Supplemental Registration Rights and Lock-Up Agreement dated July 1, 1996, among the Trust and the persons named therein	Incorporated by reference to Exhibit 10.2.7 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1997

10.8	Registration Rights Agreement dated February 23, 1999, among the Trust, Belcrest Realty Corporation, and Belair Real Estate Corporation	Incorporated by reference to Exhibit 10.2.8 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1998

10.9	Registration Rights and Lock-Up Agreement dated July 1, 1998, among the Trust and the persons named therein	Incorporated by reference to Exhibit 10.2.9 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1998

10.10	Registration Rights and Lock-Up Agreement dated July 31, 1997, among the Trust and the persons named therein	Incorporated by reference to Exhibit 10.2.10 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1998

10.11	Supplemental Registration Rights and Lock-Up Agreement dated November 18, 1998, among the Trust, CRLP and Colonial Commercial Investments, Inc.	Incorporated by reference to Exhibit 10.2.11 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1998

10.12	Registration Rights and Lock-Up Agreement dated December 29, 1994, among the Trust and the persons named therein	Incorporated by reference to Exhibit 10.2.12 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1998

10.13	Registration Rights and Lock-Up Agreement dated April 30, 1999, among the Trust, CRLP and MJE, L.L.C.	Incorporated by reference to Exhibit 10.2.13 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1999

10.14	Second Amended and Restated Employee Share Option and Restricted Share Plan †	Incorporated by reference to Exhibit 10.18 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2003

10.14.1	Form of Employee Share Option and Restricted Share Plan Agreement – 2 Year Vesting †	Incorporated by reference to Exhibit 10.18.1 to the Trust’s Quarterly Report on Form 10-Q for the period ending September 30, 2004

10.14.2	Form of Employee Share Option and Restricted Shares Plan Agreement – 3 Year Vesting †	Incorporated by reference to Exhibit 10.18.2 to the Trust’s Quarterly Report on Form 10-Q for the period ending September 30, 2004

10.14.3	Form of Employee Share Option and Restricted Shares Plan Agreement – 5 Year Vesting †	Incorporated by reference to Exhibit 10.18.3 to the Trust’s Quarterly Report on Form 10-Q for the period ending September 30, 2004

10.14.4	Form of Employee Share Option and Restricted Shares Plan Agreement – 8 Year Vesting †	Incorporated by reference to Exhibit 10.18.4 to the Trust’s Quarterly Report on Form 10-Q for the period ending September 30, 2004

10.15	Employee Share Purchase Plan †	Incorporated by reference to Exhibit 10.21 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2003

10.16	Annual Incentive Plan †	Incorporated by reference to Exhibit 10.16 to the Trust’s Registration Statement on Form S-11/A, No. 33-65954, filed with the SEC on September 3, 1993

10.17	Executive Unit Purchase Program – Program Summary †	Incorporated by reference to Exhibit 10.15 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1999

10.18	Employment Agreement between the Trust, CRLP and Thomas H. Lowder †	Incorporated by reference to Exhibit 10.6 to the Trust’s Registration Statement on Form S-11/A, No. 33-65954, filed with the SEC September 21, 1993

10.19	Retirement Agreement between the Trust and Howard B. Nelson, Jr.	Incorporated by reference to Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2003

10.20	Officers and Trustees Indemnification Agreement †	Incorporated by reference to Exhibit 10.7 to the Trust’s Registration Statement on Form S-11/A, No. 33-65954, filed with the SEC September 21, 1993

10.21	Partnership Agreement of CPSLP	Incorporated by reference to Exhibit 10.8 to the Trust’s Registration Statement on Form S-11/A, No. 33-65954, filed with the SEC September 21, 1993

10.21.1	First Amendment to Partnership Agreement of CPSLP	Incorporated by reference to Exhibit 10.28 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2005

10.22	Articles of Incorporation of Colonial Real Estate Services, Inc., predecessor of CPSI, as amended	Incorporated by reference to Exhibit 10.9 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1994

10.23	Bylaws of Colonial Real Estate Services, Inc., predecessor of CPSI	Incorporated by reference to Exhibit 10.10 to the Trust’s Registration Statement on Form S-11/A, No. 33-65954, filed September 3, 1993

10.24	Credit Agreement dated as of March 22, 2005, by and among CRLP, as Borrower, the Trust, as Guarantor, Wachovia Bank, as Agent for the Lenders, and the Lenders named therein	Incorporated by reference to Exhibit 10.38 to the Trust’s Current Report on Form 8-K filed with the SEC on March 25, 2005

10.25	Contribution Agreement, dated April 1, 2005	Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed with the SEC on April 7, 2005

10.26	Bridge Credit Agreement dated October 28, 2004, by and among CRLP, as Borrower, and the Trust, as Guarantor, SouthTrust Bank, as Agent for Lenders, and the Lenders names therein.	Incorporated by reference to Exhibit 10.37 to the Trust’s Current Report on Form 8-K filed with the SEC on November 3, 2004

10.27	Facility and Guaranty Agreement among the Trust, CRLP, Bank One, N.A. and the Lenders named therein dated as of December 17, 1999	Incorporated by reference to Exhibit 10.34 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2003

10.28	Form of Promissory Note under Facility and Guarantee Agreement dated as of December 17, 1999 among the Trust, CRLP, Bank One, N.A. and certain lenders	Incorporated by reference to Exhibit 10.16 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1999

10.29	Form of Reimbursement Agreement dated January 25, 2000 by Employee Unit Purchase Plan participants in favor of CRLP	Incorporated by reference to Exhibit 10.17 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1999

10.30	Employment Agreement dated October 1, 2001 between Cornerstone and Glade M. Knight †	Incorporated by reference to Exhibit 10.6 to Cornerstone’s Form 10-K filed April 1, 2002

10.31	First Amendment to Employment Agreement dated September 21, 2004 between Cornerstone and Glade M. Knight †	Incorporated by reference to Exhibit 10.3 to Cornerstone’s Annual Report on Form 10-K filed with the SEC on March 16, 2005

10.32	Amendment No 2 to Employment Agreement dated February 8, 2005 between Cornerstone and Glade M. Knight †	Incorporated by reference to Exhibit 10.1 to Cornerstone’s Current Report on Form 8-K filed with the SEC on February 9, 2005

10.33	Stock Option Agreement dated July 23, 1999 between Cornerstone and Glade M. Knight †	Incorporated by reference to Exhibit 10.50 to Cornerstone’s Annual Report on Form 10-K filed with the SEC on March 27, 2000

10.34	Amendment No. 1 to Stock Option Agreement dated February 8, 2005 between Cornerstone and Glade M. Knight †	Incorporated by reference to Exhibit 10.7 to Cornerstone’s Current Report on Form 8-K filed with the SEC on February 9, 2005

10.35	Change in Control Agreement dated August 1, 2000 between Cornerstone and Glade M. Knight †	Incorporated by reference to Exhibit 10.48 to Cornerstone’s Annual Report on Form 10-K filed with the SEC on April 2, 2001

10.36	Amendment No. 1 to Change in Control Agreement dated February 8, 2005 between Cornerstone and Glade M. Knight †	Incorporated by reference to Exhibit 10.3 to Cornerstone’s Current Report on Form 8-K filed with the SEC on February 9, 2005

10.37	Cornerstone 1992 Incentive Plan Amended and Restated Effective July 1, 2002 †	Incorporated by reference to Exhibit 10.2 to Cornerstone’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2002)

10.38	First Amendment to Cornerstone 1992 Incentive Plan Amended and Restated Effective July 1, 2002 †	Incorporated by reference to Exhibit 10.2 to Cornerstone’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2004

10.40	Agreement Evidencing Waiver of Performance Bonus dated February 25, 2005 between Cornerstone and Glade M. Knight †	Incorporated by reference to Exhibit 10.64 to Cornerstone’s Annual Report on Form 10-K filed with the SEC on March 16, 2005

10.41	Form of Stock Option Agreement between Glade M. Knight and Cornerstone †	Incorporated by reference to Exhibit 10.13 to the Trust’s Current Report on Form 8-K filed with the SEC on April 7, 2005

10.42	Form of Restricted Share Agreement (20% per year vesting) †	Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed with the SEC on May 3, 2005

10.43	Form of Restricted Share Agreement (50%/25%/25% vesting) †	Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed with the SEC on May 3, 2005

10.44	Form of Restricted Share Agreement (33 1/3% per year vesting) †	Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed with the SEC on May 3, 2005

10.45	Form of Restricted Share Agreement (60%/40% vesting) †	Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed with the SEC on May 3, 2005

10.46	Form of Restricted Share Agreement (eighth anniversary vesting) †	Incorporated by reference to Exhibit 10.5 to t the Trust’s Current Report on Form 8-K filed with the SEC on May 3, 2005

10.47	Form of Share Option Agreement (20% per year vesting) †	Incorporated by reference to Exhibit 10.6 to the Trust’s Current Report on Form 8-K filed with the SEC on May 3, 2005

10.48	Underwriting Agreement, dated September 15, 2005, by and among the Trust, CRLP, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wachovia Capital Markets, LLC, as representatives of the several underwriters named in the related Terms Agreement	Incorporated by reference to Exhibit 1.1 to the Trust’s Current Report on Form 8-K filed with the SEC on September 21, 2005

10.49	Terms Agreement, dated September 15, 2005, by and among the Trust, CRLP, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wachovia Capital Markets, LLC, as representatives of the several underwriters named therein	Incorporated by reference to Exhibit 1.2 to the Trust’s Current Report on Form 8-K filed with the SEC on September 21, 2005

10.50	Amended and Restated Limited Liability Company Agreement of CRTP OP LLC, dated as of September 27, 2005, between DRA CRT Acquisition Corp and Colonial Office JV LLC	Incorporated by reference to Exhibit 10.3 to the Trust’s Quarterly Report on Form 10-Q for the period ended September 30, 2005

10.51	Trustee Compensation Policy for 2005 †	Incorporated by reference to Exhibit 10.22.1 to the Trust’s Quarterly Report on Form 10-Q for the period ending March 31, 2005

10.52	Trustee Compensation Policy for 2006 †	Incorporated by reference to Exhibit 10.59 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2005

12.1	Ratio of Earnings to Fixed Charges	Filed herewith

21.1	List of subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

†	Denotes a management contract or compensatory plan, contract or arrangement.

15(b)	Exhibits

The list of Exhibits filed with this report is set forth in response to Item 15(a)(3). The required exhibit index has been filed with the exhibits.

15(c)	Financial Statements

None.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2006.

COLONIAL REALTY LIMITED PARTNERSHIP
a Delaware limited partnership
By: Colonial Properties Trust, its general partner

By:	/s/ Thomas H. Lowder

Thomas H. Lowder
Chairman of the Board,
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities with Colonial Properties Trust indicated on March 16, 2006.

Signature

/s/ Thomas H. Lowder	Chairman of the Board, President
Thomas H. Lowder	and Chief Executive Officer

/s/ Weston M. Andress	Chief Financial and Investment Officer (Principal Financial
Weston M. Andress	Officer)

/s/ John E. Tomlinson	Executive Vice President and Chief Accounting Officer
John E. Tomlinson

/s/ Carl F. Bailey	Trustee
Carl F. Bailey

/s/ M. Miller Gorrie	Trustee
M. Miller Gorrie

/s/ William M. Johnson	Trustee
William M. Johnson

/s/ Glade M. Knight	Trustee
Glade M. Knight

/s/ James K. Lowder	Trustee
James K. Lowder

/s/ Herbert A. Meisler	Trustee
Herbert A. Meisler

/s/ Claude B. Nielsen	Trustee
Claude B. Nielsen

/s/ Harold W. Ripps	Trustee
Harold W. Ripps

/s/ Donald T. Senterfitt	Trustee
Donald T. Senterfitt

/s/ John W. Spiegel	Trustee
John W. Spiegel

SCHEDULE III
COLONIAL REALTY LIMITED PARTNERSHIP
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2005

		Initial Cost to		Cost	Gross Amount at Which					Date
		Company		Capitalized	Carried at Close of Period					Acquired/
			Buildings and	Subsequent to		Buildings and		Accumulated	Date	Placed in	Depreciable
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Completed	Service	Lives-Years
Multifamily:
Arbor Trace	$—	$3,367,063	$10,369,060	$54,913	$3,367,063	$10,423,973	$13,791,036	$196,931	1985	2005	3-40	Years
Ashley Park	9,000,000	3,702,098	15,332,923	124,186	3,702,098	15,457,109	19,159,207	477,707	1988	2005	3-40	Years
Autumn Park I & II	—	4,407,166	35,387,619	84,671	4,407,166	35,472,290	39,879,457	716,734	2001/04	2005	3-40	Years
Beacon Hill	—	2,840,084	13,927,943	412,178	2,840,084	14,340,121	17,180,205	376,074	1985	2005	3-40	Years
Brookfield	—	1,541,108	6,022,656	469,884	1,541,108	6,492,540	8,033,648	238,405	1984	2005	3-40	Years
Cape Landing	—	1,942,826	14,989,387	173,419	1,942,826	15,162,806	17,105,631	438,260	1997/98	2005	3-40	Years
Colonial Grand at Arringdon	—	3,016,358	23,295,172	263,420	3,016,358	23,558,592	26,574,950	1,524,729	2003	2004	3-40	Years
Colonial Grand at Barrett Creek	—	3,320,000	27,237,381	28,892	3,320,000	27,266,273	30,586,273	354,703	1999	2005	3-40	Years
Colonial Grand at Bear Creek	—	4,360,000	32,029,388	364,118	4,360,000	32,393,506	36,753,506	417,149	1998	2005	3-40	Years
Colonial Grand at Bellevue	—	3,490,000	31,544,370	—	3,490,000	31,544,370	35,034,370	102,515	1996	2005	3-40	Years
Colonial Grand at Berkeley Lake	7,995,525	1,800,000	16,551,734	187,172	1,800,000	16,738,906	18,538,906	970,863	1998	2004	3-40	Years
Colonial Grand at Beverly Crest	—	2,400,000	20,718,143	358,737	2,400,000	21,076,881	23,476,881	959,927	1996	2004	3-40	Years
Colonial Grand at Crabtree Valley	—	2,100,000	15,272,196	—	2,100,000	15,272,196	17,372,196	49,634	1997	2005	3-40	Years
Colonial Grand at Cypress Crossing	—	8,781,859	—	13,795,476	2,125,136	20,452,199	22,577,335	5,735,390	1999	1998	3-40	Years
Colonial Grand at Edgewater	20,692,483	1,540,000	12,671,606	14,466,623	2,602,325	26,075,904	28,678,229	9,186,326	1990	1994	3-40	Years
Colonial Grand at Enclave	—	2,283,407	14,374,986	1,305,336	2,427,705	15,536,024	17,963,729	402,286	1995	2005	3-40	Years
Colonial Grand at Galleria	33,505,000	5,358,439	46,981,307	7,486,757	5,358,439	54,468,064	59,826,503	17,822,612	1986	1994/96	3-40	Years
Colonial Grand at Hammocks	19,230,825	3,437,247	26,514,000	378,141	3,437,247	26,892,142	30,329,388	777,104	1997	2005	3-40	Years
Colonial Grand at Heather Glen	—	3,800,000	—	31,827,259	4,134,235	31,493,025	35,627,259	7,687,630	2000	1998	3-40	Years
Colonial Grand at Heathrow	—	2,560,661	17,612,990	1,036,991	2,560,661	18,649,980	21,210,642	6,304,360	1997	1994/97	3-40	Years
Colonial Grand at Hunter’s Creek	29,264,701	33,264,022	—	1,683,894	5,308,112	29,639,804	34,947,916	10,423,281	1996	1996	3-40	Years
Colonial Grand at Lakewood Ranch	—	2,320,442	—	21,012,337	2,148,814	21,183,964	23,332,779	5,622,250	1999	1997	3-40	Years
Colonial Grand at Legacy Park	—	2,212,005	23,076,117	192,059	2,212,005	23,268,176	25,480,181	566,214	2001	2005	3-40	Years
Colonial Grand at Liberty Park	—	2,296,019	—	25,490,998	2,296,019	25,490,998	27,787,017	5,966,409	2000	1998	3-40	Years
Colonial Grand at Madison	16,156,614	1,689,400	—	21,926,452	1,831,550	21,784,301	23,615,852	5,368,006	2000	1998	3-40	Years
Colonial Grand at Mallard Creek	—	2,911,443	1,277,575	19,161,005	2,911,443	20,438,580	23,350,023	186,262	2005	2003	3-40	Years
Colonial Grand at Mallard Lake	—	3,020,000	24,070,350	—	3,020,000	24,070,350	27,090,350	78,228	1998	2005	3-40	Years
Colonial Grand at McGinnis Ferry	—	5,000,114	34,600,386	400,435	5,000,114	35,000,821	40,000,935	1,371,091	1997	2004	3-40	Years
Colonial Grand at Metrowest	—	3,421,000	22,592,957	523,678	3,421,000	23,116,635	26,537,635	1,821,822	1997	2003	3-40	Years
Colonial Grand at Mount Vernon	12,542,407	2,130,000	24,943,402	243,802	2,130,000	25,187,204	27,317,204	1,458,111	1997	2004	3-40	Years
Colonial Grand at Natchez Trace	3,920,167	1,312,000	16,568,050	1,085,156	1,224,499	17,740,707	18,965,206	5,228,357	1995/97	1997	3-40	Years
Colonial Grand at Patterson Place	—	2,016,000	19,060,725	248,495	2,016,000	19,309,220	21,325,220	877,586	1997	2004	3-40	Years
Colonial Grand at Promenade	21,586,022	1,479,352	—	26,810,617	1,668,104	26,621,865	28,289,969	6,575,931	1992	1992	3-40	Years
Colonial Grand at Quarry Oaks	—	5,063,500	27,767,505	963,695	5,063,500	28,731,200	33,794,700	1,609,674	1996	2003	3-40	Years
Colonial Grand at Quarterdeck	10,114,792	9,123,452	12,297,699	372,914	9,123,452	12,670,613	21,794,065	377,428	1987	2005	3-40	Years
Colonial Grand at Reservoir	8,015,300	1,020,000	—	13,569,575	1,122,893	13,466,682	14,589,575	3,217,350	2000	1998	3-40	Years
Colonial Grand at River Oaks	10,500,281	2,160,000	17,424,336	1,145,335	2,160,000	18,569,671	20,729,671	1,062,055	1992	2004	3-40	Years
Colonial Grand at River Plantation	11,423,401	2,320,000	19,669,298	593,238	2,320,000	20,262,536	22,582,536	1,196,068	1994	2004	3-40	Years
Colonial Grand at Riverchase	19,027,305	2,340,000	25,248,548	4,949,519	2,340,000	30,198,067	32,538,067	9,964,302	1984/91	2004	3-40	Years
Colonial Grand at Seven Oaks	—	3,439,125	19,943,544	1,159,612	3,439,125	21,103,156	24,542,281	1,261,420	2004	2004	3-40	Years
Colonial Grand at Shelby Farms	—	2,960,000	21,897,855	—	2,960,000	21,897,855	24,857,855	71,151	1998	2005	3-40	Years
Colonial Grand at Silverado	—	2,375,425	17,744,643	268,479	2,375,425	18,013,122	20,388,547	607,065	2005	2003	3-40	Years
Colonial Grand at Sugarloaf	—	2,500,000	21,811,418	936,717	2,500,000	22,748,135	25,248,135	1,290,320	2002	2004	3-40	Years
Colonial Grand at TownPark	—	1,391,500	—	8,351,750	867,929	8,875,320	9,743,250	440,562	2002	2000	3-40	Years
Colonial Grand at TownPark — Lake Mary	—	2,647,374	—	34,859,735	2,647,374	34,859,735	37,507,109	6,797,814	2005	2005	3-40	Years
Colonial Grand at Trinity Commons	18,072,636	5,333,807	35,815,269	219,616	5,333,807	36,034,885	41,368,692	831,129	2000/02	2005	3-40	Years
Colonial Grand at Twin Lakes	—	4,966,922	29,925,363	92,502	5,624,063	29,360,724	34,984,787	1,212,906	2005	2001	3-40	Years
Colonial Grand at Valley Ranch	24,970,926	2,805,241	38,037,251	748,989	2,805,241	38,786,239	41,591,480	921,509	1997	2005	3-40	Years
Colonial Grand at Whitemarsh	—	3,797,600	34,351,276	584,152	4,513,974	34,219,054	38,733,027	N/A	2003	2005	3-40	Years
Colonial Grand at Wilmington	13,279,255	3,344,408	30,554,367	427,421	3,344,408	30,981,788	34,326,196	753,922	1998/2002	2005	3-40	Years
Clarion Crossing	—	2,727,410	12,339,859	144,528	2,727,410	12,484,387	15,211,796	457,590	1972	2005	3-40	Years
Copper Crossing	—	3,064,199	10,090,736	597,641	3,064,199	10,688,377	13,752,576	490,333	1980/81	2005	3-40	Years
Cottonwood Crossing	6,243,802	922,398	6,127,804	225,423	922,398	6,353,227	7,275,625	267,956	1985	2005	3-40	Years
Colonial Village at Bear Creek	3,507,514	1,028,887	4,357,339	294,359	1,028,887	4,651,698	5,680,585	185,209	1984	2005	3-40	Years
Colonial Village at Ashford Place	—	537,600	5,839,838	814,283	537,600	6,654,121	7,191,721	1,837,925	1983	1996	3-40	Years
Colonial Village at Bedford	8,711,441	2,403,988	8,732,353	555,058	2,403,988	9,287,412	11,691,400	282,532	1983	2005	3-40	Years
Colonial Village at Caledon Wood	—	2,100,000	19,482,210	1,155,833	2,088,949	20,649,095	22,738,043	5,951,141	1995/96	1997	3-40	Years
Colonial Village at Canyon Hills	12,988,636	2,345,191	11,274,917	549,539	2,345,191	11,824,456	14,169,647	332,247	1996	2005	3-40	Years
Colonial Village at Charleston Place	—	1,124,924	7,367,718	423,871	1,124,924	7,791,589	8,916,513	299,553	1986	2005	3-40	Years
Colonial Village at Chase Gayton	16,381,289	3,270,754	26,910,024	372,531	3,270,754	27,282,555	30,553,310	1,058,772	1984	2005	3-40	Years
Colonial Village at Deerfield	10,536,358	2,032,054	14,584,057	237,131	2,032,054	14,821,189	16,853,243	421,426	1985	2005	3-40	Years
Colonial Village at Estrada	9,429,880	1,689,249	7,401,941	267,043	1,689,249	7,668,984	9,358,233	300,988	1983	2005	3-40	Years
Colonial Village at Greenbrier	13,065,252	2,620,216	25,498,161	292,803	2,620,216	25,790,964	28,411,180	594,819	1980	2005	3-40	Years
Colonial Village at Greentree	6,822,488	1,920,436	10,288,950	486,557	1,920,436	10,775,507	12,695,943	276,353	1984	2005	3-40	Years
Colonial Village at Greystone	—	3,155,483	28,875,949	469,113	3,155,483	29,345,061	32,500,544	668,717	1998/2000	2005	3-40	Years
Colonial Village at Hampton Glen	12,881,063	3,428,098	17,966,469	370,107	3,428,098	18,336,576	21,764,674	638,404	1986	2005	3-40	Years
Colonial Village at Hampton Pointe	—	8,875,840	15,359,217	332,700	8,875,840	15,691,917	24,567,757	476,509	1986	2005	3-40	Years
Colonial Village at Harbour Club	8,685,607	3,209,585	20,094,356	660,887	3,209,585	20,755,243	23,964,828	600,669	1988	2005	3-40	Years

		Initial Cost to		Cost	Gross Amount at Which					Date
		Company		Capitalized	Carried at Close of Period					Acquired/
			Buildings and	Subsequent to		Buildings and		Accumulated	Date	Placed in	Depreciable
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Completed	Service	Lives-Years
Colonial Village at Haverhill	—	1,771,000	17,869,452	3,194,620	1,771,000	21,064,072	22,835,072	5,296,422	1998	1998	3-40	Years
Colonial Village at Highland Hills	15,140,005	1,981,613	17,112,176	282,741	1,981,613	17,394,916	19,376,530	656,421	1987	2005	3-40	Years
Colonial Village at Huntington	5,017,102	1,315,930	7,605,360	102,327	1,315,930	7,707,687	9,023,617	201,165	1986	2005	3-40	Years
Colonial Village at Huntleigh Woods	—	745,600	4,908,990	1,383,751	730,688	6,307,653	7,038,341	2,113,382	1978	1994	3-40	Years
Colonial Village at Inverness	11,105,000	2,349,487	16,279,416	11,708,169	2,936,991	27,400,081	30,337,072	10,853,125	1986/87/90/97	1986/87/90/97	3-40	Years
Colonial Village at Main Park	8,727,503	1,208,434	10,235,978	417,323	1,208,434	10,653,300	11,861,735	324,908	1984	2005	3-40	Years
Colonial Village at Marsh Cove	8,297,775	2,023,460	11,095,073	700,849	2,023,460	11,795,922	13,819,382	385,958	1983	2005	3-40	Years
Colonial Village at Meadow Creek	9,887,077	1,548,280	11,293,190	468,526	1,548,280	11,761,717	13,309,997	394,442	1984	2005	3-40	Years
Colonial Village at Mill Creek	—	2,153,567	9,331,910	2,734,026	2,153,567	12,065,937	14,219,504	531,934	1984	2005	3-40	Years
Colonial Village at North Arlington	8,799,964	2,439,102	10,804,027	433,706	2,439,102	11,237,734	13,676,836	361,253	1985	2005	3-40	Years
Colonial Village at Paces Glen	—	908,672	5,013,745	223,822	908,672	5,237,567	6,146,239	313,739	1986	2005	3-40	Years
Colonial Village at Pear Ridge	10,837,370	3,329,377	11,311,073	242,579	3,329,377	11,553,651	14,883,028	317,016	1988	2005	3-40	Years
Colonial Village at Pinnacle Ridge	5,161,623	1,212,917	8,499,638	92,550	1,212,917	8,592,187	9,805,104	313,385	1951/85	2005	3-40	Years
Colonial Village at Poplar Place	—	2,209,209	13,932,821	643,061	2,209,209	14,575,883	16,785,092	377,292	1989/95	2005	3-40	Years
Colonial Village at Regency Place	—	1,726,498	8,748,067	379,209	1,726,498	9,127,276	10,853,774	274,377	1986	2005	3-40	Years
Colonial Village at Remington Place	—	1,009,327	5,950,650	40,262	1,009,327	5,990,913	7,000,240	244,206	1988	2005	3-40	Years
Colonial Village at Research Park	27,720,000	3,680,000	29,322,067	4,824,803	3,680,000	34,146,870	37,826,870	11,951,590	1987/94	1994	3-40	Years
Colonial Village at Sierra Vista	—	2,320,000	11,370,600	792,753	2,308,949	12,174,404	14,483,353	621,602	1999	2004	3-40	Years
Colonial Village at South Tryon	—	1,510,535	14,696,088	374,359	1,510,535	15,070,448	16,580,982	327,985	2002	2005	3-40	Years
Colonial Village at Spring Lake	—	1,409,195	9,917,923	197,133	1,409,195	10,115,055	11,524,250	408,908	1986	2005	3-40	Years
Colonial Village at Stone Brook	—	1,733,073	7,033,805	244,455	1,733,073	7,278,259	9,011,332	302,106	1987	2005	3-40	Years
Colonial Village at Stone Point	—	1,417,658	9,291,464	219,625	1,417,658	9,511,088	10,928,747	349,543	1986	2005	3-40	Years
Colonial Village at Timber Crest	15,481,367	2,284,812	19,010,168	369,560	2,284,812	19,379,728	21,664,540	462,562	2000	2005	3-40	Years
Colonial Village at Timothy Woods	9,023,098	1,020,000	11,910,546	747,423	1,024,347	12,653,622	13,677,969	3,695,728	1996	1997	3-40	Years
Colonial Village at Tradewinds	11,443,131	5,220,717	22,479,977	485,142	5,220,717	22,965,119	28,185,836	580,159	1988	2005	3-40	Years
Colonial Village at Trussville	15,739,270	1,504,000	18,800,253	1,620,070	1,510,409	20,413,914	21,924,323	6,510,897	1996/97	1997	3-40	Years
Colonial Village at Waterford	17,440,160	3,321,325	26,345,195	424,383	3,321,325	26,769,579	30,090,904	794,189	1989	2005	3-40	Years
Colonial Village at Waters Edge	7,308,468	888,386	13,215,381	495,886	888,386	13,711,267	14,599,653	573,983	1985	2005	3-40	Years
Colonial Village at Westchase	—	10,418,496	10,348,047	657,481	10,418,496	11,005,528	21,424,024	522,826	1985	2005	3-40	Years
Colonial Village at Windsor Place	9,173,431	1,274,885	15,017,745	854,273	1,274,885	15,872,017	17,146,902	494,680	1985	2005	3-40	Years
Glen Eagles I & II	—	2,028,204	17,424,915	87,459	2,028,204	17,512,374	19,540,579	518,334	1990/2000	2005	3-40	Years
Grayson Square I & II	—	6,221,164	24,463,050	483,491	6,221,164	24,946,541	31,167,705	713,314	1985/86	2005	3-40	Years
Heatherwood	—	3,550,362	23,731,531	128,050	3,550,362	23,859,581	27,409,943	773,352	1980	2005	3-40	Years
Mayflower Seaside	—	5,194,499	21,835,296	95,507	5,194,499	21,930,803	27,125,301	331	1950	2005	3-40	Years
Merritt at James Island	—	9,175,719	17,462,810	77,926	9,175,719	17,540,736	26,716,455	—	2002	2005	3-40	Years
Paces Cove	11,510,344	1,509,933	11,127,122	98,903	1,509,933	11,226,025	12,735,957	445,263	1982	2005	3-40	Years
Paces Point	—	2,003,172	11,186,878	94,252	2,003,172	11,281,130	13,284,301	362,107	1985	2005	3-40	Years
Parkside at Woodlake	—	2,781,279	17,694,376	146,699	2,781,279	17,841,075	20,622,354	474,867	1996	2005	3-40	Years
Remington Hills at Las Colinas	—	2,520,011	22,451,151	145,022	2,520,011	22,596,173	25,116,184	189	1984	2005	3-40	Years
Summer Tree	7,943,084	2,319,541	5,975,472	62,475	2,319,541	6,037,947	8,357,487	302,764	1980	2005	3-40	Years
Summerwalk	—	1,040,769	6,872,638	72,906	1,040,769	6,945,544	7,986,314	322	1983	2005	3-40	Years
The Gables	—	2,436,588	14,800,444	85,723	2,436,588	14,886,167	17,322,754	396	1987	2005	3-40	Years
The Meadows I, II, & III	—	3,322,195	24,192,374	104,454	3,322,195	24,296,829	27,619,024	454	1974/2001	2005	3-40	Years
The Timbers	—	1,602,524	5,877,106	781,670	1,602,524	6,658,776	8,261,300	258,622	1983	2005	3-40	Years
The Trestles	—	2,238,067	9,392,154	578,083	2,238,067	9,970,237	12,208,304	391,748	1987	2005	3-40	Years
Trolley Square East & West	—	4,743,279	14,416,319	172,178	4,743,279	14,588,497	19,331,776	330,782	1964/65	2005	3-40	Years
Trophy Chase I & II	—	7,146,496	24,811,026	523,365	7,146,496	25,334,391	32,480,888	767,499	1970	2005	3-40	Years

Office:
250 Commerce Street	—	25,000	200,200	2,770,742	25,000	2,970,942	2,995,942	2,626,598	1904/81	1980	3-40	Years
901 Maitland Center	—	2,335,035	14,398,193	1,282,944	2,335,035	15,681,137	18,016,172	1,943,700	1985	2002	3-40	Years
AmSouth Center	—	764,961	—	20,868,396	764,961	20,868,395	21,633,357	10,925,025	1990	1990	3-40	Years
Colonial Bank Centre	—	6,911,461	32,714,386	161,768	6,911,461	32,876,154	39,787,615	890,802	1982	2005	3-40	Years
Colonial Center at Bayside	—	1,507,665	15,902,388	2,450,323	1,507,665	18,352,711	19,860,376	500,261	1997	2005	3-40	Years
Colonial Center at Blue Lake	—	1,794,672	14,615,335	4,714,884	1,779,230	19,345,661	21,124,892	3,794,784	1982/95	1999	3-40	Years
Colonial Center at Mansell Overlook	15,924,309	4,540,000	44,012,971	92,653,106	9,673,627	131,532,450	141,206,077	27,329,735	1987/96/97/00	1997	3-40	Years
Colonial Center at Research Office Center	—	1,745,672	12,909,263	454,321	1,745,672	13,363,584	15,109,256	1,018,395	1984/00	2004	3-40	Years
Colonial Center at Research Place	—	2,763,900	12,790,254	2,069,783	1,202,170	16,421,767	17,623,937	1,268,246	1979/84/88	2003	3-40	Years
Colonial Center at Town Park	—	1,391,500	—	71,622,572	4,923,396	68,090,676	73,014,072	12,667,931	2001	2000	3-40	Years
Colonial Center Colonnade	—	6,299,310	40,485,721	6,599,215	6,299,310	47,084,936	53,384,246	4,580,337	1989/99	2002	3-40	Years
Colonial Center Heathrow	—	13,548,715	97,256,123	3,670,018	13,548,715	100,926,141	114,474,856	9,000,407	1988/96-00	2002	3-40	Years
Colonial Center Heathrow 1001	—	2,384,904	16,859,972	194,237	2,384,904	17,054,209	19,439,113	325,840	2001	2005	3-40	Years
Colonial Center Lakeside	—	423,451	8,313,291	2,422,088	425,255	10,733,575	11,158,830	2,984,067	1989/90	1997	3-40	Years
Colonial Center Research Park	—	1,373,238	—	12,558,996	1,003,865	12,928,369	13,932,234	3,761,453	1999	1998	3-40	Years
Colonial Place I & II	—	4,851,165	43,534,087	2,734,819	4,851,165	46,268,906	51,120,071	1,717,742	1984/86	2005	3-40	Years
Colonial Plaza	—	1,001,375	12,381,023	6,428,356	1,005,642	18,805,112	19,810,754	4,199,848	1982	1997	3-40	Years
Concourse Center	—	4,875,000	25,702,552	10,190,190	4,875,000	35,892,742	40,767,742	6,469,487	1981/85	1998	3-40	Years
DRS Building	—	610,000	12,089,992	122,007	610,000	12,211,999	12,821,999	751,052	1972/86/90/03	2004	3-40	Years
Esplanade	—	4,211,670	16,231,315	560,902	1,512,667	19,491,220	21,003,887	340,849	1981	2005	3-40	Years
Independence Plaza	—	1,505,000	6,018,476	4,025,635	1,505,000	10,044,111	11,549,111	2,382,818	1981/92	1998	3-40	Years
International Park	—	1,279,355	5,668,186	17,740,102	2,740,276	21,947,367	24,687,643	5,623,952	1987/89	1997	3-40	Years
Interstate Park	—	1,125,990	7,113,558	13,490,489	1,125,988	20,604,049	21,730,037	10,412,270	1982-85/89	1982-85/89	3-40	Years
Perimeter Corporate Park	—	1,422,169	18,377,648	5,529,736	1,422,169	23,907,384	25,329,553	6,252,775	1986/89	1998	3-40	Years
Progress Center	—	521,037	14,710,851	5,564,345	523,258	20,272,975	20,796,233	6,017,977	1983-91	1997	3-40	Years
Research Park Office Center IV	—	994,058	3,644,740	49,068	550,349	4,137,517	4,687,866	140,443	1998	2005	3-40	Years
Research Park Plaza III & IV	—	3,060,363	73,120,000	384,773	3,060,363	73,504,773	76,565,136	953,516	2001	2005	3-40	Years
Riverchase Center	—	1,916,727	22,091,651	6,939,510	1,924,895	29,022,994	30,947,888	8,103,704	1984-88	1997	3-40	Years
Shoppes at Mansell	—	600,000	3,089,565	120,708	600,000	3,210,273	3,810,273	634,697	1996/97	1998	3-40	Years
The Peachtree	—	8,410,000	33,640,000	5,055,403	10,868,412	36,236,991	47,105,403	371,304	1989	2005	3-40	Years
Town Park-Office over Retail	—	443,535	—	6,500,012	442,772	6,500,775	6,943,547	764,945	2004	2004	3-40	Years
Lakeside at Mansell	—	1,300,000	—	839,456	1,300,000	839,456	2,139,456	—	2005	2005	3-40	Years

		Initial Cost to		Cost	Gross Amount at Which					Date
		Company		Capitalized	Carried at Close of Period					Acquired/
			Buildings and	Subsequent to		Buildings and		Accumulated	Date	Placed in	Depreciable
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Completed	Service	Lives-Years
Retail:
Britt David Shopping Center	—	1,755,000	4,951,852	609,921	1,755,000	5,561,773	7,316,773	1,637,689	1990	1994	3-40	Years
Colonial Brookwood Village	—	8,136,700	24,435,002	68,067,676	8,171,373	92,468,004	100,639,378	21,611,693	1973/91/00	1997	3-40	Years
Colonial Mall Decatur	—	3,262,800	23,636,229	5,032,598	3,262,800	28,668,827	31,931,627	9,340,998	1979/89	1993	3-40	Years
Colonial Mall Lakeshore	—	4,646,300	30,973,239	4,518,387	4,666,100	35,471,827	40,137,926	8,974,695	1984-87	1997	3-40	Years
Colonial Mall Staunton	—	2,895,000	15,083,542	6,818,360	2,907,337	21,889,566	24,796,902	5,502,656	1969/86/97	1997	3-40	Years
Colonial Mayberry Mall	—	862,500	3,778,590	1,140,377	866,175	4,915,291	5,781,467	1,299,131	1968/86	1997	3-40	Years
Colonial Pinnacle Kingwood Commons	—	6,100,000	23,223,232	749,205	6,100,000	23,972,437	30,072,437	1,341,012	2003/04	2004	3-40	Years
Colonial Promenade Alabaster	—	7,540,689	—	20,654,295	5,990,280	22,204,704	28,194,985	386,279	2005	2004	3-40	Years
Colonial Promenade Beechwood	—	2,565,550	19,647,875	17,888,570	2,576,483	37,525,512	40,101,995	7,308,489	1963/92/05	1997	3-40	Years
Colonial Promenade Boulevard Square	30,787,488	13,719,799	24,723,406	4,367,849	13,772,107	29,038,947	42,811,054	1,038,923	2001	2004	3-40	Years
Colonial Promenade Burnt Store	—	2,707,798	5,557,430	1,611,943	2,707,798	7,169,373	9,877,171	1,843,566	1990	1994	3-40	Years
Colonial Promenade Deerfield	32,101,028	13,000,000	26,680,451	5,258,861	13,000,000	31,939,312	44,939,312	1,535,365	1988/2003	2004	3-40	Years
Colonial Promenade Hunter’s Creek	—	4,181,760	13,023,401	1,388,424	4,181,760	14,411,825	18,593,585	3,419,371	1993/95	1996	3-40	Years
Colonial Promenade Lakewood	—	2,984,522	11,482,512	3,486,872	3,018,135	14,935,772	17,953,906	3,656,806	1995	1997	3-40	Years
Colonial Promenade Montgomery	11,616,748	3,788,913	11,346,754	1,831,908	4,332,432	12,635,143	16,967,575	5,115,003	1990	1993	3-40	Years
Colonial Promenade Montgomery North	—	2,400,000	5,664,858	630,951	2,401,182	6,294,627	8,695,809	1,298,811	1997	1995	3-40	Years
Colonial Promenade Northdale	—	3,059,760	8,054,090	7,023,256	2,835,571	15,301,535	18,137,106	3,207,821	1988/00	1995	3-40	Years
Colonial Promenade Portofino	—	11,148,386	44,295,771	0	11,148,386	44,295,771	55,444,157	1,515,013	2000	2005	3-40	Years
Colonial Promenade Town Park	405,889	3,916,001	—	25,790,149	3,953,828	25,752,322	29,706,150	2,252,860	2005	2005	3-40	Years
Colonial Promenade Trussville	—	4,201,186	—	28,244,944	3,868,278	28,577,852	32,446,130	4,113,363	2000	1998	3-40	Years
Colonial Promenade Trussville II	—	1,476,871	—	5,400,416	802,784	6,074,502	6,877,286	282,392	2004	2003	3-40	Years
Colonial Promenade Tutwiler Farm	—	13,202,493	—	11,699,706	7,037,894	17,864,305	24,902,199	2,437,149	2000	1999	3-40	Years
Colonial Promenade Wekiva	—	2,817,788	15,302,375	742,378	2,817,788	16,044,753	18,862,541	3,943,147	1990	1996	3-40	Years
Colonial Promenade Winter Haven	—	1,768,586	3,928,903	5,011,907	4,045,045	6,664,351	10,709,396	2,038,686	1986	1995	3-40	Years
Colonial Shoppes Bear Lake	—	2,134,440	6,551,683	1,825,031	2,134,440	8,376,714	10,511,154	2,212,782	1990	1995	3-40	Years
Colonial Shoppes Bellwood	—	330,000	—	5,440,472	330,000	5,440,472	5,770,472	2,364,496	1988	1988	3-40	Years
Colonial Shoppes Clay	—	272,594	—	7,635,715	277,975	7,630,334	7,908,309	3,269,687	1982/2004	1982	3-40	Years
Colonial Shoppes College Parkway	7,636,490	2,700,000	10,792,000	1,172,993	2,700,000	11,964,993	14,664,993	466,495	1970/2000	2004	3-40	Years
Colonial Shoppes McGehee	—	197,152	—	6,424,623	197,152	6,424,623	6,621,775	2,709,456	1986	1986	3-40	Years
Colonial Shoppes Pines Plaza	9,218,302	2,000,000	9,641,999	505,806	2,000,000	10,147,805	12,147,805	401,775	2002	2004	3-40	Years
Colonial Shoppes Quaker Village	—	931,000	7,901,874	1,376,391	934,967	9,274,298	10,209,265	2,185,541	1968/88/97	1997	3-40	Years
Colonial Shoppes Yadkinville	—	1,080,000	1,224,136	3,658,893	1,084,602	4,878,427	5,963,029	1,063,735	1971/97	1997	3-40	Years
Colonial Shops Colonnade	—	2,468,092	4,034,205	5,936,247	4,827,330	7,611,214	12,438,544	529,375	1989/2005	2002	3-40	Years
Olde Town Shopping Center	—	343,325	—	2,921,439	343,325	2,921,439	3,264,764	1,433,573	1978/90	1978/90	3-40	Years
Rivermont Shopping Center	—	515,250	2,332,486	369,555	517,446	2,699,845	3,217,291	709,175	1986/97	1997	3-40	Years
Village on Parkway	47,000,000	16,940,000	30,852,577	3,093,113	16,940,000	33,945,690	50,885,690	1,726,948	1980	2004	3-40	Years

Active Development Projects:

Central Park	—	1,437,374	—	3,695,878	1,437,374	3,695,878	5,133,252	—	N/A	2005		N/A
Colonial Grand at Canyon Creek	—	3,255,045	—	3,312,505	3,255,045	3,312,505	6,567,550	—	N/A	2005		N/A
Colonial Grand at Double Creek	—	3,505,449	—	376,192	3,505,449	376,192	3,881,641	—	N/A	2005		N/A
Colonial Grand at Round Rock	—	2,403,869	—	17,901,001	2,403,869	17,901,001	20,304,870	—	N/A	2005		N/A
Colonial Grand at Silverado Reserve	—	2,297,761	—	17,462,548	2,297,761	17,462,548	19,760,309	—	N/A	2005		N/A
Colonial Center TownPark 300	—	2,392,000	—	7,397,563	2,392,000	7,397,563	9,789,563	—	N/A	2005		N/A
Colonial Pinnacle Craft Farms	—	7,059,359	—	9,119,303	7,059,359	9,119,303	16,178,662	—	N/A	2004		N/A
Colonial Pinnacle Tutwiler Farm	—	2,915,467	—	14,557,669	2,915,467	14,557,669	17,473,136	—	N/A	2004		N/A
Colonial Promenade Fultondale	—	1,984,971	—	—	1,984,971	—	1,984,971	—	N/A	2005		N/A
Colonial Traditions at Gulf Shores	—	17,894,246	—	268,736	17,894,246	268,736	18,162,982	—	N/A	2005		N/A
Colonial Traditions at South Park	—	1,993,941	—	19,688	1,993,941	19,688	2,013,629	—	N/A	2005		N/A
Northrop Grumman	—	1,477,946	—	—	1,477,946	—	1,477,946	—	N/A	2005		N/A
The Renwick	—	3,578,796	—	496,027	3,578,796	496,027	4,074,823	—	N/A	2005		N/A

Condominium Conversion Properties:
Murano at Delray Beach	—	—	56,238,824	(20,526,387)	—	35,712,437	35,712,437	N/A	2002	2005		N/A
Portofino at Jensen Beach	—	—	63,094,381	(32,120,255)	—	30,974,126	30,974,126	N/A	2002	2005		N/A

Unimproved Land:
Bellevue Land	—	4,922,729	—	—	4,922,729	—	4,922,729	—	N/A	2005		N/A
Canal Place Land and Infrastructure	—	10,951,968	—	—	10,951,968	—	10,951,968	—	N/A	2005		N/A
Corporate Assets	—	—	—	12,758,240	—	12,758,240	12,758,240	6,444,943	N/A	N/A	3-7	Years
Heathrow Land and Infrastructure	—	12,250,568	—	1,663,187	13,913,755	—	13,913,755	—	N/A	2002		N/A
Lakewood Ranch	—	47,990	—	1,211,704	1,184,814	74,880	1,259,694	—	N/A	1999		N/A
Mansell Land and Infrastructure	—	2,664,265	—	724,609	3,388,874	—	3,388,874	—	N/A	1997		N/A
TownPark Land and Infrastructure	—	8,902,943	—	1,442,923	10,345,866	—	10,345,866	—	N/A	1999		N/A
Other Miscellaneous Projects	—	1,143,896	—	6,155,674	—	7,299,570	7,299,570	800,549	N/A	2002		N/A

	$768,996,994	$690,001,906	$2,930,893,602	$933,197,718	$666,306,442	$3,887,786,784	$4,554,093,225	$463,109,242

NOTES TO SCHEDULE III
COLONIAL REALTY LIMITED PARTNERSHIP
December 31, 2005
(1)	The aggregate cost for Federal Income Tax purposes was approximately $3.4 billion at December 31, 2005.

(2)	See description of mortgage notes payable in Note 9 of Notes to Consolidated Financial Statements.

(3)	The following is a reconciliation of real estate to balances reported at the beginning of the year:

(4)	Amounts include real estate assets classified as held for sale at December 31, 2005.
Reconciliation of Real Estate

	2005	2004	2003
Real estate investments:
Balance at beginning of year	$3,091,323,963	$2,510,449,263	$2,380,762,598
Acquisitions of new property	2,150,264,089	478,208,477	78,742,469
Improvements and development	254,999,732	143,497,725	87,675,381
Dispositions of property	(942,494,559)	(40,831,502)	(36,731,185)

Balance at end of year	$4,554,093,225	$3,091,323,963	$2,510,449,263

Reconciliation of Accumulated Depreciation

	2005	2004	2003
Accumulated depreciation:
Balance at beginning of year	$505,988,402	$425,487,601	$351,163,907
Depreciation	135,929,433	104,935,782	88,562,633
Depreciation of disposition of property	(178,808,593)	(24,434,981)	(14,238,939)

Balance at end of year	$463,109,242	$505,988,402	$425,487,601