Form 10-Q
period 2006-09-30
COLONIAL REALTY LIMITED PARTNERSHIP
filed 2006-11-08
CIK 1013844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006
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
YES ☑          NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☑           Accelerated Filer ☐          Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐           NO ☑

COLONIAL REALTY LIMITED PARTNERSHIP
INDEX TO FORM 10-Q
Review by Independent Registered Public Accounting Firm *
Review of the interim consolidated condensed financial information included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2006 and 2005 has been performed by PricewaterhouseCoopers LLP, Colonial Realty Limited Partnership’s independent registered public accounting firm. Their report on the interim consolidated condensed financial information is included on page 22. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(in thousands, except unit data)

	September 30, 2006	December 31, 2005
ASSETS
Land, buildings, & equipment	$3,957,804	$3,974,907
Undeveloped land and construction in progress	366,357	202,052
Less: Accumulated depreciation	(462,814)	(453,352)
Real estate assets held for sale, net	202,970	367,372

Net real estate assets	4,064,317	4,090,979

Cash and equivalents	29,177	30,615
Restricted cash	15,202	8,142
Accounts receivable, net	17,252	25,767
Notes receivable	56,713	36,387
Prepaid expenses	18,499	19,546
Deferred debt and lease costs	43,390	50,436
Investment in partially owned entities	115,490	123,700
Other assets	96,064	113,655

	$4,456,104	$4,499,227

LIABILITIES AND PARTNERS’ EQUITY
Notes and mortgages payable	$2,226,769	$2,274,620
Unsecured credit facility	257,130	210,228
Mortgages payable related to real estate assets held for sale	61,198	9,502

Total long-term liabilities	2,545,097	2,494,350

Accounts payable	53,686	74,455
Accrued interest	32,426	29,063
Accrued expenses	44,446	17,603
Tenant deposits	6,724	7,251
Unearned rent	3,386	9,722
Other liabilities	13,358	736

Total liabilities	2,699,123	2,633,180

Redeemable units, at redemption value - 10,579,261 units outstanding at September 30, 2006 and 10,872,568 at December 31, 2005	505,794	456,430

Limited partners’ minority interest in consolidated partnership	6,749	8,093

General partner —
Common equity — 46,030,615 and 45,014,823 units outstanding at September 30, 2006 and December 31, 2005, respectively	925,431	1,003,583
Preferred equity ($229,760 liquidation preference)	225,009	301,450

Limited partners’ preferred equity ($100,000 liquidation preference)	97,406	97,406
Accumulated other comprehensive income (loss)	(3,408)	(915)

Total general partners’ equity	1,244,438	1,401,524

	$4,456,104	$4,499,227

The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
Minimum rent	$107,013	$107,995	$319,455	$277,400
Percentage rent	448	521	1,184	1,614
Tenant recoveries	7,129	9,816	22,289	27,716
Construction revenues	6,868	—	26,793	—
Other property related revenue	8,386	7,886	24,898	18,490
Other non-property related revenue	4,724	1,410	13,349	5,190

Total revenue	134,568	127,628	407,968	330,410

Operating Expenses:
Property operating expenses:
General operating expenses	11,540	10,831	32,818	25,897
Salaries and benefits	8,679	8,149	25,001	19,202
Repairs and maintenance	10,994	11,526	31,184	30,298
Taxes, licenses, and insurance	14,872	13,597	42,863	35,406
General and administrative	12,588	9,993	34,869	26,962
Construction expenses	6,653	—	25,680	—
Depreciation	35,976	33,608	109,030	86,447
Amortization	4,908	20,217	16,347	46,030

Total operating expenses	106,210	107,921	317,792	270,242

Income from operations	28,358	19,707	90,176	60,168

Other income (expense):
Interest expense and debt cost amortization	(32,625)	(34,697)	(97,367)	(93,694)
Loss on retirement of debt	—	—	(791)	—
Interest income	1,931	1,681	5,879	2,662
Income (loss) from partially owned entities	(2,101)	43	(4,105)	2,874
Gain on hedging activities	37	75	2,588	497
Gains from sales of property, net of income taxes of $162 (QTR) and $1,484 (YTD) in 2006 and $2,370 (QTR) and $2,771 (YTD) in 2005	1,865	5,736	39,949	7,832
Minority interest of limited partners	423	(2,844)	539	(2,828)
Other	138	1,593	(1,008)	1,157

Total other income (expense)	(30,332)	(28,413)	(54,316)	(81,500)

Income (loss) from continuing operations	(1,974)	(8,706)	35,860	(21,332)

Income from discontinued operations	3,258	3,585	9,900	20,347
Gain on disposal of discontinued operations, net of taxes of $2,178 (QTR) and $6,766 (YTD) in 2006 and $0 in 2005	23,238	66,448	40,983	182,211
Minority interest of limited partners	7	(149)	(2,707)	(641)

Income from discontinued operations	26,503	69,884	48,176	201,917

Net income	24,529	61,178	84,036	180,585

Distributions to general partner preferred unitholders	(4,550)	(6,232)	(16,354)	(16,159)
Distributions to limited partner preferred unitholders	(1,813)	(1,813)	(5,438)	(5,438)
Preferred unit issuance costs write-off	(45)	—	(2,128)	—

Net income available to common unitholders	$18,121	$53,133	$60,116	$158,988

Net income available to common unitholders allocated to limited partners	(3,389)	(11,201)	(11,440)	(36,933)

Net income available to common unitholders allocated to general partner	$14,732	$41,932	$48,676	$122,055

Net income per common unit — Basic:
Income (loss) from continuing operations	$(0.15)	$(0.33)	$0.21	$(0.92)
Income from discontinued operations	0.47	1.37	0.86	4.33

Net income per common unit — Basic	$0.32	$1.04	$1.07	$3.41

Net income per common unit — Diluted:
Income (loss) from continuing operations	$(0.15)	$(0.33)	$0.21	$(0.92)
Income from discontinued operations	0.47	1.37	0.85	4.33

Net income per common unit — Diluted	$0.32	$1.04	$1.06	$3.41

Average units outstanding:
Basic	56,286	51,161	56,084	46,532

Diluted	56,286	51,161	56,570	46,532

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$24,529	$61,178	$84,036	$180,585
Other comprehensive income
Unrealized income (loss) on cash flow hedging activities	(13,731)	12,311	(2,492)	(1,839)

Comprehensive income	$10,798	$73,489	$81,544	$178,746

The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$84,036	$180,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,108	148,477
Loss (income) from partially-owned unconsolidated entities	4,105	(290)
Gains from sales of property	(89,182)	(195,247)
Distributions of income from partially-owned unconsolidated entities	7,345	3,075
Decrease (increase) in:
Restricted cash	(7,060)	(4,770)
Accounts receivable	7,545	(937)
Prepaid expenses	(980)	(3,634)
Other assets	(8,340)	(95)
Increase (decrease) in:
Accounts payable	(13,248)	15,710
Accrued interest	3,363	2,832
Accrued expenses and other	28,212	9,702

Net cash provided by operating activities	141,904	155,408

Cash flows from investing activities:
Acquisition of properties	(306,245)	(544,297)
Development expenditures	(251,514)	(144,952)
Tenant improvements	(19,397)	(20,014)
Capital expenditures	(21,475)	(13,451)
Proceeds from sales of property, net of selling costs	528,735	574,187
Repayments of notes receivable	12,150	165
Issuance of notes receivable	(30,964)	(26,727)
Direct costs of Cornerstone merger	—	(35,405)
Distributions from partially-owned unconsolidated entities	27,648	2,707
Capital contributions to partially-owned unconsolidated entities	(10,836)	(66,508)

Net cash used in investing activities	(71,898)	(274,295)

Cash flows from financing activities:
Proceeds from dividend reinvestment plan and exercise of stock options	22,539	41,821
Principal reductions of debt	(186,741)	(651,321)
Proceeds from additional borrowings	274,011	625,260
Net change in revolving credit balances	41,783	97,443
Dividends paid to common and preferred unitholders	(136,551)	(115,593)
Redemption of Preferred Series C Shares	(50,083)	—
Redemption of Preferred Series E Shares	(28,444)	—
Net proceeds from equity offering	—	187,463
Other financing activities, net	(7,958)	(7,661)

Net cash provided by (used in) financing activities	(71,444)	177,412

Increase (decrease) in cash and cash equivalents	(1,438)	58,525
Cash and cash equivalents, beginning of period	30,615	10,725

Cash and cash equivalents, end of period	$29,177	$69,250

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including amounts capitalized	$103,727	$97,356
Cash paid during the period for income taxes	$16,876	$2,431

Supplemental disclosure of non-cash transactions:
Cash flow hedging activities	$2,492	$1,839
The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
NOTES TO
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2006
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
Note 1 – Organization and Business
     Colonial Realty Limited Partnership (“CRLP”) is the operating partnership of Colonial Properties Trust (the “Trust”), an Alabama real estate investment trust whose shares are traded on the New York Stock Exchange. The Trust was originally formed as a Maryland real estate investment trust on July 9, 1993 and reorganized as an Alabama real estate investment trust under a new Alabama REIT statute on August 21, 1995. The Trust is a fully integrated, self-administered and self-managed REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of commercial real estate properties. The Trust’s activities include ownership or partial ownership and operation of a diversified portfolio of 247 properties as of September 30, 2006, consisting of multifamily, office and retail properties located in Alabama, Arizona, Florida, Georgia, Maryland, Mississippi, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of September 30, 2006, including properties in lease-up, the Trust owned interests in 143 multifamily apartment communities (including 110 wholly-owned consolidated properties and 33 properties partially-owned through unconsolidated joint venture entities), 55 office properties (including 31 wholly-owned consolidated properties and 24 properties partially-owned through unconsolidated joint venture entities) and 49 retail properties (including 35 consolidated properties and 14 properties partially-owned through unconsolidated joint venture entities).
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
     The merger resulted in the following non-cash changes to CRLP’s consolidated balance sheet during the nine months ended September 30, 2005:

Nine Months
Ended
September 30,
(amounts in thousands)	2005
Real estate assets acquired	$1,461,310
Assumption of notes and mortgages	836,985
Operating assets acquired	20,758
Operating liabilities acquired	28,742
Fair value of adjustments on notes and mortgages	60,522
Investments in partially owned entities acquired	13,734
Intangible assets acquired	50,726
Issuance of common units of beneficial interest	462,347
Issuance of preferred units of beneficial interest	132,747
Issuance of common units of operating partnership	23,788

     CRLP’s results of operations for the nine months ended September 30, 2005 exclude the operating results of the Cornerstone properties for the three months ended March 31, 2005. See additional disclosures related to the Merger, including terms, total consideration paid and the allocation of the purchase price to assets and liabilities, in Note 3 to the notes to the consolidated financial statements included in Colonial Realty Limited Partnerships’ 2005 Annual Report on Form 10-K.
Note 2 – Summary of Significant Accounting Policies
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
     CRLP’s consolidated financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI provides property development, leasing and management services for third-party owned properties and administrative services to CRLP and engages in for sale development and conversion activity. CRLP generally reimburses CPSI for payroll and other costs incurred in providing services to CRLP. All inter-company transactions are eliminated in the accompanying consolidated financial statements. CRLP’s consolidated provision for income taxes was $2.2 million and $2.8 million for the three months ended September 30, 2006 and 2005, respectively. CRLP’s effective income tax rate was 39.8% and 37.7% for the three months ended September 30, 2006 and 2005, respectively. CRLP’s consolidated provision for income taxes was $9.4 million and $3.6 million for the nine months ended September 30, 2006 and 2005, respectively. CRLP’s effective income tax rate was 38.9% and 37.6% for the nine months ended September 30, 2006 and 2005, respectively.
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

     Unaudited Interim Statements
     The consolidated condensed financial statements as of and for the three and nine months ended September 30, 2006 and 2005 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal, recurring nature.
     Revenue Recognition
     Sales and the associated gains or losses on real estate assets and for-sale condominiums are recognized in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate.” For condominium conversion projects, sales and the associated gains for individual condominium units are recognized upon the closing of the sale transactions, as all conditions for full profit recognition have been met. Estimated future warranty costs are charged to cost of sales in the period when the revenues from condominium closings are recognized. Such estimated warranty costs generally are approximately 0.5% of total revenue. As necessary, additional warranty costs are charged to costs of sales based on management’s estimate of the costs to remediate existing claims.
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
     Notes Receivable
     Notes receivable consist primarily of promissory notes issued by third parties. CRLP records notes receivable at cost. CRLP evaluates the collectibility of both interest and principal for each of its notes to determine whether it is impaired. A note is considered to be impaired when, based on current information and events, it is probable that CRLP will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the value of the collateral if the note is collateral dependent. CRLP did not have a loan loss reserve recorded as of September 30, 2006 or December 31, 2005. The weighted average interest rate on the notes receivable is approximately 12.6% per annum as of September 30, 2006. Interest income is recognized on an accrual basis.
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
     The following table presents the change in deferred compensation (included in General Partner – Common Equity in the Consolidated Condensed Balance Sheet) related to the Trust’s restricted stock awards for the three and nine months ended September 30, 2006:

	Three Months	Nine Months
	Ended	Ended
(amounts in thousands)	September 30, 2006	September 30, 2006
Beginning balance	$9,630	$3,646
Amortization of deferred compensation	(1,354)	(3,143)
Issuance of restricted shares	—	7,773

Balance, September 30, 2006	$8,276	$8,276

     The following table presents the change in nonvested restricted stock awards for the nine months ended September 30, 2006:

	For the Nine Months	Weighted Average
	Ended	Grant Date
	September 30, 2006	Fair Value
Nonvested Restricted Stock, December 31, 2005	157,499	$36.36

Granted	2,401	$44.42
Vested	(12,179)	$32.83
Cancelled/Forfeited	(2,393)	$39.94

Nonvested Restricted Stock, March 31, 2006	145,328	$36.72

Granted	179,908	$46.38
Vested	(50,864)	$36.88
Cancelled/Forfeited	(2,295)	$38.21

Nonvested Restricted Stock, June 30, 2006	272,077	$43.21

Granted	1,731	$47.04
Vested	(3,385)	$37.82
Cancelled/Forfeited	(1,522)	$40.75

Nonvested Restricted Stock, September 30, 2006	268,901	$43.31

     The weighted average grant date fair value of restricted stock awards issued was $47.04 and $45.71 per share for the three months ended September 30, 2006 and 2005, respectively. At September 30, 2006, the total compensation cost related to nonvested stock awards is $8.3 million, which is expected to be recognized over a weighted average period of 3.0 years.
     As of September 30, 2006, the Trust had approximately 1.6 million stock options outstanding with a weighted average exercise price of $34.02 per share, a weighted average remaining contractual life of 5.4 years, and an aggregate intrinsic value of $22.7 million. The total number of exercisable options at September 30, 2006 was approximately 1.2 million. As of September 30, 2006, the weighted average exercise price was $32.56 per share and the weighted average remaining contractual life was 4.6 years for these exercisable options. The aggregate intrinsic value of these exercisable options at September 30, 2006, was $18.1 million.
     The Trust’s stock-based awards have historically provided for immediate vesting upon retirement, death or disability of the participant. The Trust had previously recognized the compensation expense related to such stock-based awards made to retirement eligible individuals using the nominal vesting approach. The nominal vesting approach requires recognition of the compensation expense over the stated vesting period. SFAS No. 123(R) clarified the accounting for stock-based awards made to retirement eligible individuals. SFAS No. 123(R) explicitly provides that the vesting period for a grant made to a retirement eligible employee is considered non-substantive if the award provides for immediate vesting upon retirement, and should be ignored when determining the period over which the award should be expensed. Effective January 1, 2006, concurrent with the adoption of SFAS No. 123(R), the Trust began expensing stock-based compensation granted after January 1, 2006 over the period between grant date and retirement eligibility or immediately if the employee is retirement eligible as of the date of grant.

Effective July 26, 2006, the Trust amended its stock based compensation plans to remove any retirement eligible vesting provisions for future grants.
     The Trust recognized $0.4 million of compensation expense for the nine months ended September 30, 2006 related to grants to retirement eligible employees that would not have been recognized under the nominal vesting approach. The Trust did not grant any stock awards to retirement eligible employees during the three months ended September 30, 2006. If the Trust had historically accounted for stock-based awards made to retirement eligible individuals under the requirements of SFAS No. 123(R), the compensation expense recognized would have been increased by $1.2 million for the nine months ended September 30, 2005. There would have been no retirement eligible related compensation expense recognized for the three months ended September 30, 2005.
     New Accounting Pronouncements
     In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. CRLP will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. CRLP is currently in the process of evaluating the expected effect of FIN 48 on its Consolidated Financial Statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS No. 158 requires, among other things, that CRLP (1) recognize a net liability or asset to report the funded status of its defined benefit pensions and other postretirement plans on its balance sheet and (2) measure benefit plan assets and benefit obligations as of CRLP’s balance sheet date. CRLP is required to adopt the recognition and disclosure provisions of SFAS No. 158 as of December 31, 2006. CRLP estimates that the adoption of the recognition provisions of SFAS No. 158 will have the following impact to the consolidated balance sheet: an increase in other liabilities of approximately $3.2 million and a corresponding decrease in partners’ equity of approximately $3.2 million.
     Reclassifications
     Certain reclassifications have been made to the previously reported 2005 statements in order to provide comparability with the 2006 statements reported herein. These reclassifications have no impact on partners’ equity or net income.
Note 3 – Capital Structure
     At September 30, 2006, the Trust controlled CRLP as the sole general partner and as the holder of 81.3% of the common units of CRLP and 69.8% of the preferred units (the “8 1/8% Series D Cumulative Redeemable Preferred Units” and “7 5/8% Series E Cumulative Redeemable Preferred Units”). The limited partners of CRLP who hold common units or “redeemable units”, are primarily those persons (including certain officers and trustees of the Trust) who, at the time of the Trust’s initial public offering, elected to hold all or a portion of their interest in the form of units rather than receiving common shares of the Trust, or individuals from whom CRLP acquired certain properties, who elected to receive units in exchange for the properties. Redeemable units represent the number of outstanding limited partnership units as of the date of the applicable balance sheet, valued at the closing market value of the Trust’s common shares. Each redeemable unit may be redeemed by the holder thereof for either one common share of the Trust or cash equal to the fair market value thereof at the time of such redemption, at the option of the Trust. Additionally, CRLP has issued and outstanding $100 million of 7 1/4%Series B Cumulative Redeemable Perpetual Preferred Units (“Series B Units”) in a private placement, that are exchangeable for 7 1/4% Series B Cumulative Redeemable Perpetual Preferred Shares of the Trust on or after February 24, 2009 at the option of the holders of the Series B Units.
     The Board of Trustees of the Trust manages CRLP by directing the affairs of the Trust. The Trust’s interests in CRLP entitle it to share in cash distributions from, and in the profits and losses of, CRLP in proportion to the Trust’s percentage interest therein and entitle the Trust to vote on all matters requiring a vote of the limited partners.

     On February 2, 2006, the Board of Trustees of the Trust authorized the repurchase of up to $65 million of the Trust’s Series E Depositary Shares, each representing 1/100 of a share of its 7.62% Series E Cumulative Redeemable Preferred Shares. In connection with the repurchase of the Series E Preferred Shares, the Board of Trustees of the Trust, as general partner of CRLP, also authorized the repurchase of a corresponding amount of Series E Preferred Units, all of which are held by the Trust, as general partner of CRLP. This repurchase program was effective immediately and extends through January 27, 2007. Under the repurchase program, the Trust is authorized to make purchases in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements and other factors. The repurchase program does not obligate the Trust to repurchase any specific number of shares, and repurchases pursuant to the program may be suspended or resumed at any time or from time to time without further notice or announcement. During the nine months ended September 30, 2006, the Trust repurchased 1,135,935 Series E Depositary Shares for a total cost of approximately $28.5 million. There were no Series E Depositary Shares repurchased during the three months ended September 30, 2006. The Trust wrote off approximately $0.3 million of issuance costs associated with this redemption during the nine months ended September 30, 2006.
     On April 26, 2006, the Board of Trustees of the Trust authorized the redemption of the Trust’s 9.25% Series C Cumulative Redeemable Preferred Shares. In connection with the redemption of the Series C Preferred Shares, the Board of Trustees of the Trust, as general partner of CRLP, also authorized the redemption of all outstanding Series C Preferred Units by CRLP, all of which are held by the Trust as general partner of CRLP. The redemption, of approximately $50.0 million occurred on June 30, 2006. The Trust wrote off approximately $1.9 million of issuance costs associated with this redemption during the nine months ended September 30, 2006.
Note 4 – Acquisition and Disposition Activity
     Property Acquisitions
     During the first quarter of 2006, CRLP acquired an interest in two partially owned multifamily assets totaling 628 additional units and a partial interest in a multifamily development project. CRLP’s aggregate investment in these partially owned assets totaled $14.4 million, which was funded through borrowings under CRLP’s unsecured line of credit. CRLP also acquired an additional 50,000 square feet of condominium interests in The Peachtree, a Class A office building located in the Atlanta Midtown market for $8.3 million, which was funded by proceeds from asset sales and borrowings under CRLP’s unsecured line of credit.
     During the second quarter of 2006, CRLP acquired four wholly owned multifamily assets totaling 1,650 additional units. CRLP’s aggregate investment in these assets totaled $142.0 million, which was funded by proceeds received from asset sales and through borrowings under CRLP’s unsecured line of credit. CRLP also acquired 712 acres for a mixed use development and 22.5 acres for a multifamily development for a total price of $43.1 million, which was funded through borrowings under CRLP’s unsecured line of credit.
     On July 31, 2006, CRLP acquired a 180-unit multifamily property, Colonial Grand at Scottsdale (formerly San Cabrilla), located in Phoenix, Arizona. The property was acquired for a total purchase price of $29.6 million which was funded by proceeds from asset sales and borrowings under CRLP’s unsecured line of credit.
     On August 31, 2006, CRLP acquired a 502-unit multifamily property, Colonial Grand at Pleasant Hill, located in Atlanta, Georgia. The property was acquired for a total purchase price of $45.4 million which was funded by proceeds from asset sales and borrowings under CRLP’s unsecured line of credit.
     On September 8, 2006, CRLP acquired a 498-unit multifamily property, Colonial Grand at Shiloh, located in Atlanta, Georgia. The property was acquired for a total purchase price of $50.4 million which was funded by proceeds from asset sales and borrowings under CRLP’s unsecured line of credit.
     On September 13, 2006, CRLP acquired a 10% interest in Belterra, a 288-unit multifamily property located in Fort Worth, Texas, for an investment of approximately $2.7 million (see Note 7 to these Consolidated Condensed Financial Statements for additional discussion).
     On September 28, 2006, CRLP acquired a 426-unit multifamily property, Colonial Village at Oakbend, located in Dallas, Texas. The property was acquired for a total purchase price of $32.0 million which was funded by proceeds from asset sales and borrowings under CRLP’s unsecured line of credit.

     The results of operations of the above mentioned acquisitions have been included in the consolidated financial statements since each date of acquisition.
     Property Dispositions
     During the first quarter of 2006, CRLP disposed of eleven wholly-owned multifamily assets containing 2,854 units at a sales price of approximately $164.8 million, its 15% interest in four partially owned multifamily properties for $5.7 million, its majority interest in Colonnade Properties, LLC for approximately $2.5 million and 90% of its interest in four South Florida shopping centers at a sales price of approximately $114.6 million. As a part of the sale of the 90% interest in the four South Florida shopping centers, CRLP’s joint venture partner assumed 90% of the outstanding secured debt of $74.7 million.
     During the second quarter of 2006, CRLP disposed of a wholly-owned multifamily asset containing 148 units at a sales price of approximately $14.8 million and its 20% interest in a 266-unit multifamily asset for $3.5 million, and CRLP completed the sale of an 85% interest in Colonial Center at Mansell Overlook, which property was valued in the transaction at $140.6 million, to a joint venture partner. Also during the quarter, the DRA / Colonial Office Joint Venture sold three office properties for an aggregate sales price of $11.2 million, which represents CRLP’s 15% ownership interest.
     On July 19, 2006, the DRA / Colonial Office Joint Venture sold one office asset and on September 29, 2006, the DRA / Colonial Office Joint Venture sold an additional office asset. These two assets were sold for an aggregate sales price of approximately $23.6 million, which represents CRLP’s 15% ownership interest (see Note 7 to these Consolidated Condensed Financial Statements for additional discussion). The proceeds were used to repay the secured financing on the properties.
     On September 14, 2006, CRLP disposed of a 236,000 square foot office asset, Colonial Bank Centre, located in Miami, Florida. The asset was sold for approximately $62.4 million and the proceeds were used to finance other investment activities.
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
     In accordance with SFAS No. 144, Accounting for the Impairment on Disposal of Long-Lived Assets (“SFAS No. 144”), net income and gain on disposition of real estate for properties sold, in which CRLP does not maintain continuing involvement, are reflected in the consolidated condensed statements of income as “discontinued operations” for all periods presented. During the three and nine months ended September 30, 2006, all of the operating properties sold with no continuing interest were classified as discontinued operations. Following is a listing of the properties CRLP disposed of in 2006 and 2005 that are classified as discontinued operations:

Property	Location	Date Sold	Units/ Square Feet

Multifamily
Arbor Trace	Norfolk, VA	April 2006	148
Colonial Village at Estrada	Dallas, TX	March 2006	248
Copper Crossing	Fort Worth, TX	March 2006	400
The Meadows I, II & III	Asheville, NC	March 2006	392
The Trestles	Raleigh, NC	March 2006	280
Colonial Grand at Caledon Woods	Greenville, SC	January 2006	350
Colonial Village at Paces Glen	Charlotte, NC	January 2006	172
Colonial Village at Remington Place	Raleigh, NC	January 2006	136
Colonial Village at Whitemarsh	Savannah, GA	January 2006	352
Summerwalk	Charlotte, NC	January 2006	160
The Timbers	Raleigh, NC	January 2006	176
The Landing	Raleigh, NC	December 2005	200
Arbors on Forest Ridge	Fort Worth, TX	October 2005	210
Cutters Point	Dallas, TX	October 2005	196
Eagle Crest	Dallas, TX	October 2005	484
Sierra Ridge	San Antonio, TX	October 2005	230
Timberglen	Dallas, TX	October 2005	304
Toscana	Dallas, TX	October 2005	192
Silverbrook	Fort Worth, TX	October 2005	642
The Meridian	Austin, TX	October 2005	200
Colonial Village at Lake Mary	Lake Mary, FL	May 2005	504
Colonial Village at Ashley Plantation	Bluffton, SC	March 2005	414
Colonial Village at Gainesville	Gainesville, FL	March 2005	560
Colonial Village at Galleria Woods	Birmingham, AL	March 2005	244
Colonial Village at TownPark (Sarasota)	Bradenton, FL	March 2005	272
Colonial Village at Walton Way	Augusta, GA	March 2005	256
Colonial Village at Wesleyan	Macon, GA	March 2005	328

Office
Colonial Bank Centre	Miami, FL	September 2006	235,500

Retail
Colonial Mall Macon	Macon, GA	July 2005	1,446,000
Colonial Mall Burlington	Burlington, NC	July 2005	419,200
Colonial Mall Temple	Temple, TX	April 2005	555,600
Colonial Mall Gadsden	Gadsden, AL	March 2005	517,000
     Additionally, CRLP classifies real estate assets as held for sale only after CRLP has received approval by its internal investment committee, CRLP has commenced an active program to sell the assets, CRLP does not intend to retain a continuing interest in the property and in the opinion of management it is probable the assets will sell within the next 12 months. As of September 30, 2006, CRLP had classified four multifamily apartment communities containing approximately 2,606 units, one office asset containing approximately 227,000 square feet and one retail asset containing approximately 73,500 square feet as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $121.5 million as of September 30, 2006, which represents the lower of depreciated cost or fair value less costs to sell. There was $61.2 million of mortgage debt associated with these properties as of September 30, 2006. The operations of these held for sale properties have been reclassified to discontinued operations for periods presented in accordance with SFAS No. 144. Depreciation expense and amortization not recorded as a result of these assets being classified as held for sale for the three and nine months ended September 30, 2006 was approximately $1.5 million and $2.2 million, respectively. For the three and nine months ended September 30, 2005, there was no depreciation or amortization expense suspended related to assets classified as held for sale as of September 30, 2006.
     Also, under the provisions of SFAS No. 144, the reserves, if any, to write down the carrying value of the real estate assets designated and classified as held for sale are included in discontinued operations. All subsequent gains and/or additional losses on the sale of these assets are included in discontinued operations. Additionally, under SFAS No. 144, any impairment losses on assets held for continuing use are included in continuing operations. Below is a summary of the operations of the properties sold or classified as held for sale during the three and nine months ended September 30, 2006 and 2005 that are classified as discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(amounts in thousands)	2006	2005	2006	2005

Property revenues:
Base rent	$7,750	$18,138	$27,938	$59,411
Percentage rent	12	168	12	463
Tenant recoveries	132	205	460	4,469
Other revenue	920	3,686	3,289	11,274

Total revenues	8,814	22,197	31,699	75,617

Property operating and administrative expenses	4,094	10,687	14,190	32,964
Depreciation	562	3,628	3,926	11,037
Amortization	160	1,945	589	4,241

Total expenses	4,816	16,260	18,705	48,242

Interest expense, net	(740)	(2,336)	(3,094)	(6,858)
Income (loss) from investments	—	(16)	—	(170)

Income from discontinued operations before net gain on disposition of discontinued operations	3,258	3,585	9,900	20,347
Net gain on disposition of discontinued operations	23,238	66,448	40,983	182,211
Minority interest to limited partners	7	(149)	(2,707)	(641)

Income from discontinued operations	$26,503	$69,884	$48,176	$201,917

     For-Sale Projects
     During the three and nine months ended September 30, 2006, CRLP, through CPSI, disposed of 157 and 524 condominium units, respectively, at its condominium conversion communities. For the three and nine months ended September 30, 2006, gains from sales of property included $8.5 million ($6.6 million net of minority interest and provision for income taxes) and $25.3 million ($15.7 million net of minority interest and provision for income taxes), respectively, from these condominium sales. For the three and nine months ended September 30, 2005, gains from sales of property included $7.4 million ($2.4 million net of minority interest and provision for income taxes) from these condominium sales. A summary of revenues and costs of condominium activities for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(amounts in thousands)	2006	2005	2006	2005
Condominium revenues, net	$26,475	$41,280	$101,369	$41,280
Condominium costs	(17,947)	(33,925)	(76,032)	(33,925)

Gains on condominium sales, before minority interest and income taxes	8,528	7,355	25,337	7,355
Minority interest	413	(2,878)	(2,225)	(2,878)
Provision for income taxes	(2,340)	(2,072)	(7,454)	(2,072)

Gains on condominium sales, net of minority interest and income taxes	$6,601	$2,405	$15,658	$2,405

     The net gains on condominium unit sales are classified in discontinued operations if the related condominium community was previously operated by CRLP as an apartment community. For the three and nine months ended September 30, 2006, net gains on condominium unit sales of $5.9 million and $13.8 million, respectively, were included in discontinued operations. The condominium conversion properties are reflected in the accompanying consolidated balance sheets as part of real estate assets held for sale, net, and totaled $81.5 million and $66.7 million as of September 30, 2006 and December 31, 2005, respectively.

     For cash flow statement purposes, CRLP classifies capital expenditures for newly developed for-sale residential communities and for other condominium conversion communities in investing activities. Likewise, the proceeds from the sales of condominium units are also included in investing activities.
     During February 2006, CRLP, through CPSI, acquired land and infrastructure for the development and sale of residential lots and units in Orange Beach, Alabama, for $35.8 million, which was funded through CRLP’s unsecured line of credit.
     Recently, there has been a softening in the condominium and single family housing markets due to increasing mortgage financing rates, increasing supplies of such assets, increasing insurance costs, uncertainties related to the cost of energy and a perceived slow down in overall economic activity in the U.S, resulting in lower sales prices and reduced sales velocity. There can be no assurances of the amount or pace of future for-sale residential sales and closings. Additional softening in the for-sale residential market could result in lower margins on sales and potentially the impairment of assets.
Note 5 – Net Income Per Unit
     For the three and nine months ended September 30, 2006 and 2005, a reconciliation of the numerator and denominator used in the basic and diluted income from continuing operations per unit is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(amounts in thousands)	2006	2005	2006	2005
Numerator:
Income (loss) from continuing operations	$(1,974)	$(8,706)	$35,860	$(21,332)
Less: Distributions to general partner preferred unitholders	(4,550)	(6,232)	(16,354)	(16,159)
Less: Distributions to limited partner preferred unitholders	(1,813)	(1,813)	(5,438)	(5,438)
Less: Preferred unit issuance costs	(45)	—	(2,128)	—

Net income available to common unitholders	$(8,382)	$(16,751)	$11,940	$(42,929)

Denominator:
Denominator for basic net income per unit — weighted average units	56,286	51,161	56,084	46,532
Effect of dilutive securities:
Trustee and employee stock options, treasury method	—	—	486	—

Denominator for diluted net income per unit — adjusted weighted average units	56,286	51,161	56,570	46,532

     For the three months ended September 30, 2006, CRLP reported a net loss from continuing operations (after preferred distributions), and as such, the effect of dilutive shares has been excluded from per unit computations as including such shares would be anti-dilutive. Options to purchase 510,591 Trust shares at a weighted average exercise price of $32.30 per share were dilutive during the three months ended September 30, 2006, but were not included in the computation of diluted net income per unit due to CRLP’s loss from continuing operations. For the nine months ended September 30, 2006, options to purchase 293,627 Trust shares at a weighted average exercise price of $49.17 per share were outstanding but were not included in the computation of diluted net income per unit because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the three and nine months ended September 30, 2005, CRLP reported a net loss from continuing operations (after preferred dividends), and as such, the effect of dilutive shares has been excluded from per unit computations as including such shares would be anti-dilutive. Options to purchase 473,963 Trust shares at a weighted average exercise price of $31.08 per share were dilutive during the three months ended September 30, 2005, but were not included in the computation of diluted net income per unit due to CRLP’s loss from continuing operations. Options to purchase 351,934 Trust shares at a weighted average exercise price of $30.41 per share were dilutive during the nine months ended September 30, 2005, but were not included in the computation of diluted net income per unit due to CRLP’s loss from continuing operations.

Note 6 – Segment Information
     CRLP is organized into, and manages its business based on the performance of, three separate and distinct operating segments: multifamily, office, and retail. Each segment has a separate management team that is responsible for acquiring, developing, managing and leasing properties within such segment. The applicable accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in CRLP’s 2005 Annual Report on Form 10-K. The pro-rata portion of the revenues, net operating income (“NOI”), and assets of the partially-owned entities and joint ventures that CRLP has entered into are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned entities and joint ventures are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method, and discontinued operations are reported separately. Management evaluates the performance of its segments and allocates resources to them based on segment NOI. Segment NOI is defined as total property revenues, including unconsolidated partnerships and joint ventures, less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance, advertising). All of CRLP’s condominium conversion properties and related sales are being managed by the multifamily segment. Presented below is segment information including the reconciliation of total segment revenues to total revenues and total segment NOI to income from continuing operations for the three and nine months ended September 30, 2006 and 2005, and total segment assets to total assets as of September 30, 2006 and December 31, 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005
Revenues:
Segment Revenues:
Multifamily	$81,089	$80,919	$236,488	$199,441
Office	41,735	34,307	131,659	89,276
Retail	26,133	36,800	81,312	122,330

Total Segment Revenues	148,957	152,026	449,459	411,047

Partially-owned unconsolidated entities	(17,248)	(5,572)	(50,090)	(15,503)
Construction revenues	6,868	—	26,793	—
Unallocated corporate revenues	4,805	1,631	13,505	5,190
Discontinued operations property revenues	(8,814)	(20,457)	(31,699)	(70,324)

Total Consolidated Revenues	134,568	127,628	407,968	330,410

NOI:
Segment NOI:
Multifamily	46,980	47,400	140,300	118,335
Office	26,435	23,257	85,447	61,044
Retail	18,339	25,470	58,265	85,190

Total Segment NOI	91,754	96,127	284,012	264,569

Partially-owned unconsolidated entities	(9,988)	(3,317)	(30,027)	(9,164)
Unallocated corporate revenues	4,805	1,631	13,505	5,190
Discontinued operations property NOI	(4,720)	(10,955)	(17,509)	(40,941)
Construction NOI	215	—	1,113	—
General and administrative expenses	(12,588)	(9,993)	(34,869)	(26,962)
Depreciation	(35,976)	(33,608)	(109,030)	(86,447)
Amortization	(4,908)	(20,217)	(16,347)	(46,030)
Other	(236)	39	(672)	(47)

Income from operations	28,358	19,707	90,176	60,168

Total other expense, net	(30,332)	(28,413)	(54,316)	(81,500)

Income (loss) from continuing operations	$(1,974)	$(8,706)	$35,860	$(21,332)

	September 30,	December 31,
(in thousands)	2006	2005
Assets
Segment Assets
Multifamily	$2,511,487	$2,430,752
Office	807,827	958,131
Retail	679,328	790,827

Total Segment Assets	3,998,642	4,179,710

Unallocated corporate assets (1)	457,462	319,517

	$4,456,104	$4,499,227

(1)	Includes CRLP’s investment in partially-owned entities of $115,490 as of September 30, 2006 and $123,700 as of December 31, 2005.

Note 7 – Investment in Partially Owned Entities
     At September 30, 2006, CRLP had investments in twenty-eight partially-owned entities. CRLP accounts for these investments in partially-owned entities using the equity method. The following table summarizes the investments in partially-owned entities as of September 30, 2006 and December 31, 2005:

			(in thousands)
	Percent		September 30,	December 31,
	Owned		2006	2005
Multifamily:
Arbors at Windsor Lake, Columbia, SC	10.00%		$657	$716
Belterra, Ft. Worth, TX	10.00%		991	—
Carter Regents Park, Atlanta, GA	40.00%		6,173	3,000
CG at Research Park, Durham, NC	20.00%		1,268	1,570
CG at Huntcliff Village, Atlanta, GA	20.00%		2,402	—
CG at Canyon Creek, Austin, TX	25.00%		1,382	—
CMS / Colonial Joint Venture I	15.00%		499	944
CMS / Colonial Joint Venture II		(1)	259	597
CMS Florida	25.00%		2,441	2,721
CMS Tennessee	25.00%		2,271	2,377
CV at Matthews Village, Charlotte, NC	25.00%		1,043	—
DRA Alabama	10.00%		2,328	2,403
DRA Cunningham, Austin, TX	20.00%		1,052	1,111
DRA Southwest Partnership		(2)	16,264	18,044
DRA The Grove at Riverchase, Birmingham, AL	20.00%		1,564	1,788
Heritage at Deerwood, Jacksonville, FL	47.00	%(3)	4,548	—
Merritt at Godley Station, Pooler, GA	35.00%		3,084	3,188
Stone Ridge, Columbia, SC	10.00%		529	497

			48,755	38,956

Office:
600 Building Partnership, Birmingham, AL	33.33%		28	11
Douglas HCI, Coral Gables, FL	25.00	%(4)	—	5,807
Colonial Center Mansell Joint Venture	15.00	%(5)	2,924	—
DRA / Colonial Office Joint Venture	15.00%		40,897	46,896

			43,849	52,714

Retail:
Colonial Promenade Madison, Huntsville, AL	25.00%		2,316	2,255
South Florida Retail Joint Venture	10.00%		5,036	—
GPT/Colonial Retail Joint Venture	10.00	%(6)	(3,032)	(2,311)
Highway 150, LLC, Birmingham, AL	10.00%		62	80
Parkway Place Limited Partnership, Huntsville, AL	45.00%		11,315	12,984
Turkey Creek, Parkside Drive LLC Partnership	50.00	%(5)	7,176	18,987

			22,873	31,995

Other:
Colonial / Polar-BEK Management Company, Birmingham, AL	50.00%		13	35

			$115,490	$123,700

(1)	The CMS / Colonial Joint Venture II holds one property in which CRLP has a 15% partnership interest and one in which CRLP has a 5% partnership interest.

(2)	The DRA Southwest Partnership holds 15 properties, 13 in which CRLP has a 24% partnership interest and two in which CRLP has a 20% partnership interest.

(3)	CRLP’s lending relationship with Heritage at Deerwood has characteristics that are indicative of a real estate joint venture.

(4)	CRLP’s interest in Douglas HCI was sold in connection with the disposal of CRLP’s interest in Colonnade Properties, LLC (see Note 3).

(5)	During the three months ended September 30, 2006,CRLP received distributions of proceeds from debt financing from Colonial Center Mansell Joint Venture and Turkey Creek, Parkside Drive LLC Partnership of $13.8 million and $12.0 million, respectively.

(6)	Amount includes the value of CRLP’s investment of approximately $8.0 million, offset by the excess basis difference on the transaction of approximately $10.3 million, which will be amortized over the properties.

     During July 2006, the DRA / Colonial Office Joint Venture sold Charlotte Vanguard, a 527,500 square foot office asset located in Charlotte, North Carolina. During September 2006, the DRA / Colonial Office Joint Venture sold Tallahassee Center, an 836,400 square foot office asset located in Tallahassee, Florida. CRLP’s interest in these two assets was sold for a total sales price of approximately $23.6 million. The proceeds were used to repay associated secured loans of the joint venture.
     During September 2006, CRLP purchased a 10% interest in a multifamily asset, Belterra, a 288-unit apartment community located in Fort Worth, Texas. CRLP’s 10% investment in the partnership was $2.7 million, which consisted of $2.0 million of newly issued mortgage debt and $0.7 million of cash. The cash portion of this investment was funded from borrowings under CRLP’s unsecured line of credit.
Note 8 – Financing Activities
     As of September 30, 2006, CRLP, and the Trust as guarantor, has a $500.0 million unsecured revolving credit facility and a $100.0 million unsecured term loan facility (“the Credit Facilities”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and AmSouth Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association (“PNC Bank”), as Co-Senior Managing Agents and other lenders named therein. In addition to the above, CRLP has a $40.0 million cash management line provided by Wachovia that will mature March 22, 2008.
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
     The Credit Facilities contain various covenants and events of default which could trigger early repayment obligations, including, but not limited to the following: nonpayment, violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; certain financial ratios; and generally not paying CRLP’s debts as they become due. At September 30, 2006, CRLP was in compliance with these covenants.
     During September 2005, in connection with the acquisition of CRT with DRA, CRLP guaranteed approximately $50.0 million of third-party financing obtained by the DRA / Colonial Office Joint Venture with respect to 10 of the CRT properties. The DRA / Colonial Office Joint Venture is obligated to reimburse CRLP for any payments made under the guaranty before making distributions of cash flows or capital proceeds to the DRA / Colonial Office Joint Venture partners. At September 30, 2006, no liability was recorded on CRLP’s consolidated balance sheet for the guarantee.
     During July, 2006, CRLP repaid its $65.0 million 8.05% unsecured senior notes, which matured on that date. The notes were repaid with borrowings from CRLP’s unsecured line of credit.
     On August 28, 2006, CRLP completed a $275 million senior notes offering of 6.05% unsecured notes due September 1, 2016. Interest on the notes is payable semi-annually on the first day of every September and March, beginning March 1, 2007. The net proceeds of approximately $271.7 million, after discount and issuance costs, were used to reduce a portion of the outstanding balance under the Credit Facilities.
     As of September 30, 2006, $257.1 million was outstanding under the Credit Facilities, comprised of $157.1 million under the revolving credit facility and $100.0 million under the term loan facility. Additionally, the cash management line had a $2.9 million balance at September 30, 2006. Additional proceeds from the Credit Facilities may be used for predevelopment costs, development costs, acquisition costs, working capital, equity investments, repayment of indebtedness and general corporate purposes. The Credit Facilities mature on March 22, 2008, with an option to extend for one year. The weighted average interest rate of the Credit Facilities, including the competitive bid balance, was 5.68% and 4.26% at September 30, 2006 and 2005, respectively.

Note 9 – Derivatives and Hedging
     SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, CRLP records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
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
     CRLP’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, CRLP primarily uses interest rate swaps (including forward starting interest rate swaps) and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the three months ended September 30, 2006, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. As of September 30, 2006, one of CRLP’s outstanding interest rate swaps hedges the interest rate risk associated with a forecasted debt issuance that is expected to occur in 2007. Accordingly, the maximum period of time over which CRLP is hedging its exposure to variability in future cash flows for forecasted transactions other than those related to the payment of variable interest on existing debt is approximately nine months.
     As of September 30, 2006, derivatives with a fair value of $4.2 million were included in other assets. The change in net unrealized income (losses) of ($13.7) million and ($2.5) million for derivatives designated as cash flow hedges for the three and nine months ended September 30, 2006, respectively, is a component of partners’ equity. The change in fair value of derivatives not designated as hedges of $0.1 million is included in other income for the three months ended September 30, 2005. There were no outstanding derivatives not designated as hedges during the three months ended September 30, 2006. The change in fair value of derivatives not designated as hedges of $2.7 million and $0.3 million is included in gains on hedging activities for the nine months ended September 30, 2006 and 2005, respectively.
     During February 2006, CRLP settled a $200.0 million forward starting interest rate swap and received a payment of approximately $4.3 million. This forward starting interest rate swap was in place to convert the floating rate payments on certain expected future debt obligations to a fixed rate. This derivative originally qualified for hedge accounting under SFAS No. 133. However, in December of 2005 as a result of a modification to the forecasted transaction, this derivative no longer qualified for hedge accounting. As a result, CRLP began treating this derivative as an economic hedge during 2005. Changes in the fair value of this derivative were recognized in earnings in other income (expense) and totaled approximately $2.7 million for the period of time the derivative was active during the nine months ended September 30, 2006. The fair value of this derivative at the time it no longer qualified for hedge accounting was approximately $1.5 million, which will remain in accumulated other comprehensive income and be reclassified to interest expense over the applicable period of the associated debt, which is approximately 10 years at September 30, 2006.

     During June of 2006, CRLP entered into a forward starting interest rate swap agreement to hedge the interest rate risk associated with a forecasted debt issuance that occurred on August 28, 2006. This interest rate swap agreement had a notional amount of $200 million, a fixed interest rate of 5.689%, and a maturity date of November 15, 2016. This interest rate swap agreement was settled concurrent with CRLP’s issuance of $275 million of debt in the senior notes offering completed August 28, 2006 (see Note 8). The settlement resulted in a settlement payment of approximately $5.2 million by CRLP. This amount will remain in other comprehensive income and be reclassified to interest expense over the remaining term of the associated debt, which is approximately 10 years at September 30, 2006. On August 15, 2006, CRLP also entered into a $75 million treasury lock agreement to hedge the interest rate risk associated with the remaining $75 million of senior notes issued on August 28, 2006. This treasury lock agreement was settled on August 28, 2006 for a settlement payment of approximately $0.1 million which will also remain in other comprehensive income and be reclassified to interest expense over the remaining life of the associated debt.
     The following table summarizes the notional values, fair values and other characteristics of CRLP’s derivative financial instruments at September 30, 2006. The notional value at September 30, 2006 provides an indication of the extent of CRLP’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risk.

				Fair Value
				At September 30, 2006
		Interest		Asset (Liability)
Product Type	Notional Value	Rate	Maturity	(in thousands)

Interest Rate CAP, Cash Flow	$19.7 million	6.850%	6/29/07	$—
Interest Rate CAP, Cash Flow	$16.7 million	6.850%	7/3/07	—
Interest Rate CAP, Cash Flow	$12.8 million	6.000%	7/1/08	—
Interest Rate CAP, Cash Flow	$22.4 million	6.000%	7/1/08	—
Interest Rate CAP, Cash Flow	$9.9 million	6.000%	7/1/08	—
Interest Rate CAP, Cash Flow	$10.0 million	8.373%	8/1/08	—
Interest Rate CAP, Cash Flow	$14.9 million	7.543%	8/1/08	—
Interest Rate CAP, Cash Flow	$7.4 million	6.983%	8/1/08	1
Interest Rate CAP, Cash Flow	$6.2 million	8.373%	8/1/08	—
Interest Rate CAP, Cash Flow	$13.3 million	6.786%	9/1/08	2
Interest Rate CAP, Cash Flow	$5.5 million	7.900%	2/1/09	—
Interest Rate CAP, Cash Flow	$17.6 million	8.100%	2/1/09	1
Interest Rate CAP, Cash Flow	$10.2 million	11.200%	7/1/10	—
Interest Rate SWAP, Cash Flow	$100.0 million	4.573%	3/24/08	702
Interest Rate SWAP, Cash Flow	$175.0 million	4.877%	7/13/17	3,543
     As of September 30, 2006, no derivatives were designated as hedges of net investments in foreign operations. Additionally, CRLP does not use derivatives for trading or speculative purposes. As of September 30, 2006, all of CRLP’s hedges are designated as cash flow hedges under SFAS No. 133.
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

Note 10 – Subsequent Events
     Property Acquisition
     On November 1, 2006, CRLP acquired a 156-unit multifamily asset, Colonial Grand at University Center, located in Charlotte, North Carolina. The property was acquired for a total purchase price of $14.3 million which was funded by proceeds from asset sales and borrowings under CRLP’s unsecured line of credit.
     Property Disposition
     On October 3, 2006, CRLP sold Colonial Village at Haverhill, a 322-unit multifamily asset located in San Antonio, Texas. The asset was sold for approximately $25.8 million and the proceeds were used to repay a portion of the borrowings outstanding under CRLP’s unsecured line of credit.
     Distribution
     On October 26, 2006, the Board of Trustees of the Trust declared a cash distribution to partners of CRLP in the amount of $0.68 per common unit of partnership interest, totaling approximately $38.5 million. The distribution was declared to partners of record as of November 6, 2006 and will be paid on November 13, 2006.
     Strategic Plan
     On November 7, 2006, the Trust announced that it is accelerating its plan to focus on the multifamily business. Over the next six to twelve months, the Company plans to sell the majority of its wholly-owned office assets and retail assets into a series of joint ventures, in which the Company would retain a minority interest, and which it expects to manage. In addition, other office and retail assets will be sold outright. The Company also announced that it will immediately begin the process of identifying joint venture partners and buyers for its commercial assets to be sold, and that the terms of any joint venture arrangements and asset sale transactions have not yet been negotiated.

Report of Independent Registered Public Accounting Firm
To Board of Trustees of Colonial Properties Trust and
Partners of Colonial Realty Limited Partnership:
We have reviewed the accompanying consolidated condensed balance sheet of Colonial Realty Limited Partnership (the “Company”) as of September 30, 2006, and the related consolidated condensed statements of income and comprehensive income for each of the three and nine month periods ended September 30, 2006 and 2005 and the consolidated condensed statements of cash flows for the nine month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
November 8, 2006

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
     The following discussion and analysis of the consolidated condensed financial condition and consolidated results of operations should be read together with the consolidated financial statements of Colonial Realty Limited Partnership and notes thereto contained in this Form 10-Q. This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” or the negative of these terms or comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, and our affiliates, or the industry’s actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements including, but not limited to, the risks described under the caption “Risk Factors” in our 2005 Annual Report on Form 10-K and in our quarterly filings on Form 10-Q, filed with the Securities and Exchange Commission. Such factors include, among others, the following:
•	national and local economic, business and real estate conditions including, but not limited to, the effect of demand for multifamily units, office and retail rental space, the extent, strength and duration of any economic recovery, such as the effects on demand for units and rental space and the creation of new multifamily, office and retail developments, availability and creditworthiness of tenants, the level of lease rents, and the availability of financing for both tenants and us;

•	adverse changes in real estate markets, including, but not limited to, the extent of tenant bankruptcies, financial difficulties and defaults, the extent of future demand for multifamily units and office and retail space in our core markets and barriers of entry into new markets which we may seek to enter in the future, the extent of decreases in rental rates, competition, our ability to identify and consummate attractive acquisitions on favorable terms, our ability to consummate any planned dispositions in a timely manner on acceptable terms;

•	actions, strategies and performance of affiliates that we may not control or companies, including joint ventures, in which we have made investments;

•	changes in operating costs, including real estate taxes, utilities, and insurance;

•	higher than expected construction costs;

•	development or conversion of for-sale projects could adversely affect our results of operations;

•	legislative or other regulatory decisions, including government approvals, actions and initiatives, including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof;

•	effects of tax legislative action;

•	our general partner’s ability to maintain its status as a Real Estate Investment Trust (“REIT”) for federal income tax purposes, our ability to maintain our status as a partnership for federal income tax purposes, the ability of certain of our subsidiaries to maintain their status as taxable REIT subsidiaries for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	effect of any rating agency actions on the cost and availability of new debt financing;

•	level and volatility of interest rates or capital market conditions;

•	effect of any terrorist activity or other heightened geopolitical crisis; and

•	other factors affecting the real estate industry generally.
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
     We are the operating partnership of the Trust, which is a self-administered equity real estate investment trust (a “REIT”) that owns, develops and operates multifamily, office and retail properties primarily in the Sunbelt region of the United States. The Trust is a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of commercial real estate properties. The Trust’s activities include full or partial ownership of a diversified portfolio of 247 properties as of September 30, 2006, located in Alabama, Arizona, Florida, Georgia, Maryland, Mississippi, Nevada, New Mexico, North Carolina, South Carolina, Tennessee, Texas, and Virginia, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate.
     As of September 30, 2006, we owned or maintained a partial ownership in 143 multifamily apartment communities containing a total of 43,888 apartment units (including 110 wholly-owned consolidated properties and 33 properties partially-owned through unconsolidated joint venture entities aggregating 34,247 and 9,641 units, respectively) (the “multifamily properties”), 55 office properties containing a total of approximately 17.4 million square feet of office space (including 31 wholly-owned consolidated properties and 24 properties partially-owned through unconsolidated joint-venture entities aggregating 6.8 million and 10.6 million square feet, respectively) (the “office properties”), 49 retail properties containing a total of approximately 14.1 million square feet of retail space (including 35 consolidated properties and 14 properties partially-owned through unconsolidated joint venture entities aggregating 7.9 million and 6.2 million square feet, respectively) (the “retail properties”), and certain parcels of land adjacent to or near certain of these properties (the “land”). The multifamily properties, the office properties, the retail properties and the land are referred to collectively as the “properties”. As of September 30, 2006, the Trust held approximately 81.3% of the interests in CRLP.
     As a lessor, the majority of our revenue is derived from tenants under existing leases at our properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our tenants and the ability of these tenants to make their rental payments.
     Our expansion into the for-sale residential market exposes us to new risks and challenges, which if they materialize, could have an adverse impact on our business, results of operations and financial condition. As of September 30, 2006, we had approximately $306.8 million of capital cost (based on book value) committed to our for-sale residential projects, including projected development costs expected to be funded relating to projects currently under construction. Recently, there has been a softening in the condominium and single family housing markets due to increasing mortgage financing rates, increasing supplies of such assets, increasing insurance costs, uncertainties related to the cost of energy and a perceived slow down in overall economic activity in the U.S, resulting in lower sales prices and reduced sales velocity. There can be no assurances of the amount or pace of future for-sale residential sales and closings. Additional softening in the for-sale residential market could result in lower margins on sales and potentially the impairment of assets.

     The following table summarizes certain key operating performance measures for our properties as of and for the quarters ended September 30, 2006 and 2005:

	Consolidated Properties
	As of and for the Quarter
	Ended September 30,
	2006	2005
Multifamily Properties
Physical Occupancy	96.2%	96.7%
Same-Property Economic Occupancy (1)	83.7%	83.2%

End of Month Effective
Rent per Unit per Month	$700	$675
Capital Expenditures per Unit	$213	$173

Office Properties
Physical Occupancy	94.9%	91.1%
Base Rent per Square Foot	$19.34	$18.83
Capital Expenditures per Square Foot	$0.88	$0.79

Retail Properties (2)
Physical Occupancy	92.5%	91.5%
Base Rent per Square Foot	$17.77	$19.18
Tenant Gross Sales per Square Foot	$267.66	$273.53

(1)	Economic Occupancy represents scheduled base rents, less vacancy loss, all concessions adjusted for straight-line (including but not limited to: renewals, move-ins, models, employee units), and bad debts divided by scheduled base rents.

(2)	Ten retail properties were contributed to joint ventures during the fourth quarter of 2005 and the first quarter of 2006.
     The underlying multifamily fundamentals continue to show strength. Although occupancy rates were down compared to third quarter of 2005, the increase in effective rents more than compensated for the loss in vacancy. Not only is this evidenced in our effective rent per unit, but also in our improved economic occupancy. We continue to focus our investment efforts on quality multifamily properties located in top-quartile, high-growth Sunbelt cities. We will continue to have exposure to the economic trends specific to the multifamily sector, such as:
•	changes in job growth, household formation and population growth in our markets;

•	changes in interest rates and lending availability;

•	changes in insurance rates;

•	supply and demand for apartment properties in our current markets; and

•	competition, which could limit our ability to secure attractive investment opportunities, lease apartment properties, or increase or maintain rents.
     Physical occupancy of the office properties increased from 91.1% in the third quarter of 2005 to 94.9% in the third quarter of 2006. This increase is primarily due to the leasing activity on the 2005 acquisitions. Average rental rates in the third quarter of 2006 increased 2.3% to $19.27 per square foot from $18.83 in 2005. This increase is due to higher rental rates in the 2005 acquisition properties. Lease transactions totaling 324,000 square feet were completed in the third quarter, including 143,000 square feet of new leases. Average rental rates on completed leases increased 4.0% from $18.17 per square foot in the third quarter 2005 to $18.90 per square foot in the third quarter of 2006 with a corresponding increase in tenant improvements and leasing commissions. We remain optimistic about the office business as we continue to see positive trends in our portfolio.
     The change in our portfolio mix of malls and shopping centers, as well as our recent joint venture transactions, continue to cause a shift in the results of the retail property operating metrics above. Because of the substantial decrease in the mall component of our portfolio, we have combined our operating performance measures into a single measure for all retail properties. This combined measure shows the decline of our average rents over the periods presented caused by our reduced ownership of higher rent malls and increased ownership of lower rent shopping centers. With executed lease transactions for our consolidated properties totaling over 1,354,000 square feet during the nine months ended September 30, 2006 (compared to 1,131,000 for the same period a year ago), the consolidated portfolio occupancy rate has increased to 92.5%. Tenant sales for our current consolidated portfolio showed continued strength, even though average sales per square foot decreased year over year, which is a result of the disposition of malls during the last twelve months. Our leasing activity and tenant sales illustrate continued growth in our core portfolio performance. We also currently have six new developments under construction expected to total approximately 1,170,000 square feet with a strong pipeline of other developments in the planning stages. The newest development to open, Colonial Pinnacle at Tutwiler Farms in Birmingham, Alabama, opened in October 2006 with a 98.0% occupancy rate and a strong lineup of anchor, big box, and lifestyle tenants. As of September 30, 2006, this development is under contract to be sold.
     The Trust’s current strategy is to change its asset mix to 75% to 80% multifamily properties. On November 7, 2006, the Trust announced that it is accelerating its plan of focusing on the multifamily business. Over the next six to twelve months, we plan to sell the majority of our wholly-owned office assets and retail assets into a series of joint ventures, in which we would retain a minority interest, and which we expect to manage. In addition, other office and retail assets are expected to be sold outright.
     We currently estimate that, once the anticipated sale transactions are complete, annualized net operating income from multifamily operations would be approximately 80 percent of our total net operating income, compared to approximately 50 percent today. While there will be less capital allocated to the commercial businesses, we currently expect to retain our development, leasing and management expertise. We currently expect to continue our emphasis on value creation through development of multifamily, office, mixed-use and open-air shopping center properties. Furthermore, we expect to continue to take advantage of our expertise in the commercial markets by focusing on development and opportunistic value creation, including mixed-use projects. It is currently anticipated that the proceeds from any sales transactions would be used to reduce our leverage and make a special distribution to the holders of common shares of the Trust; however, any such distribution would be subject to approval by the Board of Trustees of the Trust. At this point, we have just begun the process of identifying joint venture partners and buyers for our commercial assets to be sold. Thus, the terms of any joint venture arrangements and asset sale transactions have not yet been negotiated, and no assurances can be given as to the structure or terms of such transactions or the impacts of such transactions on our financial condition or results of operations.
Results of Operations – Three Months Ended September 30, 2006 and 2005
     Minimum rent for the quarter ended September 30, 2006 decreased $1.0 million or 0.9% as compared with the quarter ended September 30, 2005. Minimum rent increased $9.7 million due to property acquisitions completed during the last quarter of 2005 and the first three quarters of 2006 and $2.5 million due to rent increases in our same property portfolio. These increases were offset by $14.2 million attributable to rent associated with our retail and office properties that were contributed to joint ventures during the previous twelve months.
     Tenant recoveries for the quarter ended September 30, 2006 decreased $2.7 million or 27.4% as compared with the quarter ended September 30, 2005. Of the decrease, $3.6 million is attributable to the retail and office properties contributed to joint ventures during the previous twelve months, which was partially offset by $0.4 million attributable to increases in our same property portfolio.
     Construction revenues and construction expenses of $6.9 million and $6.7 million, respectively, for the quarter ended September 30, 2006 are a result of third party services provided by our construction company. Our construction company had not begun providing services to third parties during the quarter ended September 30, 2005. These construction and development services were provided to the joint venture, CG at Canyon Creek, in which we own a 25% partnership interest. All revenues and expenses associated with our percent interest are eliminated in consolidation.
     Other property related revenue for the quarter ended September 30, 2006 increased $0.5 million or 6.3% as compared with the quarter ended September 30, 2005. The increase is a result of additional ancillary income from our existing properties and income attributable to property acquisitions completed during the last quarter of 2005 and the first three quarters of 2006.
     Other non-property related revenue for the quarter ended September 30, 2006 increased $3.3 million as compared with the quarter ended September 30, 2005 as a result of increased management and other fees associated with various joint ventures and other projects.
     Total property operating expenses for the quarter ended September 30, 2006 increased $2.0 million or 4.5% as compared to the quarter ended September 30, 2005. Of this increase, $4.6 million is attributable to new properties acquired in the last quarter of 2005 and the first three quarters of 2006 and $1.4 million is attributable to expense increases in our same property portfolio. This increase was primarily offset by reduced expenses as a result of the contribution of retail and office properties to joint ventures during the previous twelve months.
     General and administrative expenses for the quarter ended September 30, 2006 increased $2.6 million or 26.0% as compared to the quarter ended September 30, 2005. Of the increase, $1.8 million is related to an increase in salaries and other incentives associated with the growth of the Company and new executive incentive program, and the remaining increase is attributable to administrative expenses associated with various joint ventures entered into during the last quarter of 2005 and the first three quarters of 2006.
     Depreciation and amortization expenses for the quarter ended September 30, 2006 decreased $12.9 million or 24.0% as compared to the quarter ended September 30, 2005. Depreciation and amortization of assets acquired in the Cornerstone merger decreased $16.1 million primarily due to in-place lease intangible assets being fully amortized. Additionally, depreciation and amortization decreased $5.8 million in the third quarter 2006 compared to the third quarter of 2005 as a result of retail and office properties that were contributed to joint ventures during the previous twelve months. These decreases were offset by an increase in expense of $6.1 million associated with acquisition activities in the last quarter of 2005 and the first three quarters of 2006 and $1.3 million due to development projects placed into service during the previous twelve months.
     Interest expense and debt cost amortization for the quarter ended September 30, 2006 decreased $2.1 million or 6.0% as compared to the quarter ended September 30, 2005. This decrease is primarily attributable to the issuance of $200 million of common equity in September 2005 and the disposition of assets during 2005, the proceeds of which were used to reduce our outstanding debt. This decrease is partially offset by an approximate 140 basis point increase in rates on our floating rate debt since September 30, 2005.
     Interest income for the quarter ended September 30, 2006 increased $0.3 million or 14.9% as compared to the quarter ended September 30, 2005. This increase is attributable to an increase of approximately $25.1 million in our notes receivable outstanding from September 30, 2005 to September 30, 2006.
     Income (loss) from partially owned entities for the quarter ended September 30, 2006 decreased $2.1 million as compared to the quarter end September 30, 2005. This decrease is primarily attributable to additional depreciation and amortization expense associated with the DRA / Colonial Office Joint Venture that was entered into in September 2005.
     Gains from sales of property, net of income taxes included in continuing operations for the quarter ended September 30, 2006 decreased $3.9 million as compared to the quarter ended September 30, 2005. The decrease is a result of fewer land parcel sales and condominium sales during the quarter ended September 30, 2006 (see Note 3 to our Notes to Consolidated Condensed Financial Statements).
     Income from discontinued operations for the three months ended September 30, 2006 decreased $43.4 million compared to the three months ended September 30, 2005. At September 30, 2006, we had classified four multifamily apartment communities containing approximately 2,606 units, one office asset containing approximately 227,000 square feet and one retail asset containing approximately 73,500 square feet as held for sale. The operating property sales that occurred in the third quarter of 2006 and 2005, which resulted in a gain on disposal of $23.2 million (net of income taxes of $2.2 million) and $66.4 million, respectively, are classified as discontinued operations (see Note 3 to our Notes to Consolidated Condensed Financial Statements).
Results of Operations – Nine Months Ended September 30, 2006 and 2005
     Minimum rent for the nine months ended September 30, 2006 increased $42.1 million or 15.2% as compared with the nine months ended September 30, 2005. Minimum rent increased $27.7 million due to three additional months of operations from Cornerstone properties during 2006. Furthermore, $24.8 million of the increase is due to other acquisitions, $10.1 million is attributable to rent increases in our same property portfolio and $8.8 million is due to development projects placed into service over the last twelve months. These increases were partially offset by $30.4 million attributable to rent associated with our retail and office properties that were contributed to joint ventures during the previous twelve months.
     Tenant recoveries for the nine months ended September 30, 2006 decreased $5.4 million or 19.6% as compared with the nine months ended September 30, 2005. Of the decrease, $9.3 million is attributable to the retail and office properties contributed to joint ventures during the previous twelve months, which was partially offset by $0.7 million attributable to increases in our same property portfolio, $0.4 million due to acquisition activities in the last quarter of 2005 and the first three quarters of 2006 and $0.6 million due to development projects placed into service during the last twelve months.
          Construction revenues and construction expenses of $26.8 million and $25.7 million, respectively, for the nine months ended September 30, 2006 are a result of third party services provided by our construction company. Our construction company had not begun providing services to third parties during the quarter ended September 30, 2005. These construction and development services were provided to the joint venture, CG at Canyon Creek, in which we own a 25% partnership interest. All revenues and expenses associated with our percent interest are eliminated in consolidation.
          Other property related revenue for the nine months ended September 30, 2006 increased $6.4 million or 34.7% as compared with the nine months ended September 30, 2005. The increase is a result of three additional months of operations in 2006 for the Cornerstone properties which contributed $3.7 million and the remaining increase is due to additional ancillary income from our existing properties.
          Other non-property related revenue for the nine months ended September 30, 2006 increased $8.2 million as compared with the nine months ended September 30, 2005 as a result of increased management and other fees associated with various joint ventures and other projects.
          Total property operating expenses for the nine months ended September 30, 2006 increased $21.1 million or 19.0% as compared to the nine months ended September 30, 2005. Of this increase, $13.4 million is attributable to three additional months of operations in 2006 for the Cornerstone properties, $11.1 million is attributable to the new properties acquired in the last quarter of 2005 and the first three quarters of 2006, $3.7 million is attributable to expense increases in our same property portfolio and $2.8 million is due to expenses associated with development projects placed into service during the last twelve months. This increase was partially offset by reduced expenses as a result of the contribution of retail and office properties to joint ventures during the previous twelve months.
          General and administrative expenses for the nine months ended September 30, 2006 increased $7.9 million or 29.3% as compared to the nine months ended September 30, 2005. Of the increase, $6.7 million is related to an increase in salaries and other incentives associated with the growth of the Company and the remaining increase is attributable to administrative expenses associated with various joint ventures entered into during the last quarter of 2005 and the first three quarters of 2006.
          Depreciation and amortization expenses for the nine months ended September 30, 2006 decreased $7.1 million or 5.4% as compared to the nine months ended September 30, 2005. Depreciation and amortization of assets acquired in the Cornerstone merger decreased $16.9 million primarily due to in-place lease intangible assets being fully amortized. Additionally, depreciation and amortization decreased $13.1 million as a result of retail and office properties that were contributed to joint ventures during the previous twelve months. These decreases were offset by an increase in expenses of $13.0 million associated with acquisition activities in the last quarter of 2005 and the first three quarters of 2006, $3.9 million associated with development projects placed into service during the last twelve months and $6.1 million associated with our same property portfolio.
          Interest expense and debt cost amortization for the nine months ended September 30, 2006 increased $3.7 million or 3.9% as compared to the nine months ended September 30, 2005. This increase is attributable to the issuance of $325 million of senior notes in September 2005, outstanding debt assumed in the Cornerstone merger, and an approximate 140 basis point increase in rates on our floating rate debt since September 30, 2005.
          Loss on retirement of debt for the nine months ended September 30, 2006 totaled $0.8 million which resulted from the early retirement of secured debt associated with four multifamily communities. There was no loss on retirement of debt for the nine months ended September 30, 2005.
          Interest income for the nine months ended September 30, 2006 increased $3.2 million as compared to the nine months ended September 30, 2005. This increase is attributable to an increase of approximately $25.1 million in our notes receivable outstanding from September 30, 2005 to September 30, 2006.
          Income (loss) from partially owned entities for the nine months ended September 30, 2006 decreased $7.0 million as compared to the nine months end September 30, 2005. This decrease is primarily attributable to depreciation and amortization expense associated with the DRA / Colonial Office Joint Venture that was entered into in September 2005.

          Gains on hedging activities for the nine months ended September 30, 2006 increased $2.1 million as a result of the settlement of a $200 million forward starting swap (see Note 9 to our Notes to Consolidated Condensed Financial Statements).
          Gains from sales of property, net of income taxes included in continuing operations for the nine months ended September 30, 2006 increased $32.1 million as compared to the nine months ended September 30, 2005. The increase is a result of the sale of 85% of our interest in Colonial Center at Mansell Overlook, an office asset located in Atlanta, Georgia, 90% of our interest in four south Florida retail properties, and land parcel sales and condominium sales during the nine months ended September 30, 2006 (see Note 3 to our Notes to Consolidated Condensed Financial Statements).
          Income from discontinued operations for the nine months ended September 30, 2006 decreased $153.7 million compared to the nine months ended September 30, 2005. At September 30, 2006, we had classified four multifamily apartment communities containing approximately 2,606 units, one office asset containing approximately 227,000 square feet and one retail asset containing approximately 73,500 square feet as held for sale. The operating property sales that occurred in the first nine months of 2006 and 2005, which resulted in a gain on disposal of $41.0 million and $182.2 million, respectively, are classified as discontinued operations (see Note 3 to our Notes to Consolidated Condensed Financial Statements).
Liquidity and Capital Resources
          Our net cash provided by operating activities decreased from $155.4 million for the nine months ended September 30, 2005 to $141.9 million for the nine months ended September 30, 2006, primarily due to a change in our asset mix and the reduction in our leverage as a result of asset sales.
          Net cash used in investing activities decreased from $274.3 million for the nine months ended September 30, 2005 to $71.9 million for the nine months ended September 30, 2006, primarily due to the decrease in property acquisitions. This decrease was partially offset by an increase in development expenditures for the nine months ended September 30, 2006. In addition, we incurred direct costs associated with the Cornerstone merger of $35.4 million during the nine months ended September 30, 2005.
          Net cash flows from financing activities decreased from net cash provided by financing activities of $177.4 million for the nine months ended September 30, 2005 to net cash used in financing activities of $71.4 million for the nine months ended September 30, 2006. The decrease was primarily due to the net proceeds received from the equity offering during the nine months ended September 30, 2005 and the redemption and repurchase of preferred shares during the nine months ended September 30, 2006.
          Short-Term Liquidity Needs
          Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses directly associated with our portfolio of properties (including regular maintenance items), capital expenditures incurred to lease our space (e.g., tenant improvements and leasing commissions), interest expense and scheduled principal payments on our outstanding debt, and quarterly dividends and distributions that the Trust pays to its common and preferred shareholders and CRLP pays to holders of partnership units. . In the past, we have primarily satisfied these requirements through cash generated from operations and borrowings under our unsecured line of credit. We believe that cash generated from operations and borrowings under our unsecured line of credit will be sufficient to meet our short-term liquidity requirements. However, factors described below and elsewhere herein may have a material adverse effect on our cash flow.
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
          On February 2, 2006, the Trust announced that its Board of Trustees authorized the repurchase of up to $65 million of the Trust’s Series E Depositary Shares, each representing 1/100 of a share of its 7.62% Series E Cumulative Redeemable Preferred Shares. In connection with the repurchase of the Series E Preferred Shares, the Board of Trustees of the Trust, as general partner of CRLP, also authorized the repurchase of a corresponding amount of Series E Preferred Units, all of which are held by the Trust as general partner of CRLP. This repurchase program was effective immediately and extends through January 27, 2007. Under the repurchase program, the Trust is authorized to make purchases in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements and other factors. The repurchase program does not obligate the Trust to repurchase any specific number of shares, and repurchases pursuant to the program may be suspended or resumed at any time or from time to time without further notice or announcement. During the nine months ended September 30, 2006, the Trust repurchased 1,135,935 Series E Depositary Shares for a total cost of approximately $28.5 million. There were no Series E Depositary Shares repurchased during the three months ended September 30, 2006.
          During April 2006, the Trust announced that its Board of Trustees authorized the redemption of the Trust’s 9.25% Series C Cumulative Redeemable Preferred Shares. In connection with the redemption of the Series C Preferred Shares, the Board of Trustees of the Trust, as general partner of CRLP, also authorized the redemption of all outstanding Series C Preferred Units by CRLP, all of which are held by the Trust, as general partner of CRLP. The redemption, of all 2.0 million outstanding Series C preferred shares for approximately $50.0 million, occurred on June 30, 2006.
          During July 2006, CRLP repaid its $65.0 million 8.05% unsecured senior notes, which matured on that date. The notes were repaid with borrowings from its unsecured line of credit.
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
          The ability of the Trust to raise funds through sales of common shares and preferred shares is dependent on, among other things, general market conditions for REITs, market perceptions about the Trust and the current trading price of its shares. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity markets may not be consistently available on terms that are attractive.
          Over the last few years, we have maintained our asset recycling program, which allows us to maximize our investment returns through the sale of assets that have reached their maximum investment potential and reinvest the proceeds into opportunities with more growth potential. During the nine months ended September 30, 2006, we sold twelve multifamily properties consisting of approximately 3,002 units, including eleven properties acquired from Cornerstone consisting of 2,652 units, our 15% ownership interest in four multifamily properties consisting of 762 units and our 20% ownership interest in one multifamily property consisting of 266 units. In addition to the sale of these multifamily properties, we sold one office asset representing 0.2 million square feet, 85% of our interest in an office complex representing 0.9 million square feet, our 15% interest in five office complexes representing 1.9 million square feet and 90% of our interest in four retail properties representing 746.5 million square feet. The aggregate sales price of $543.7 million was used to repay a portion of the borrowings under our unsecured line of credit and the mortgages associated with the properties and to fund other investment opportunities. Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. Our ability to sell properties in the future to raise cash will be limited if market conditions make such sales unattractive.
          At September 30, 2006, our total outstanding debt balance was $2.5 billion. The outstanding balance includes fixed-rate debt of $2.3 billion, or 90% of the total debt balance, and floating-rate debt of $0.2 billion, or 10% of the total debt balance. Our total market capitalization, calculated as a sum of our consolidated debt, preferred shares and units and market equity of our outstanding common shares and units, as of September 30, 2006 was $5.6 billion and our ratio of debt to market capitalization was 45.6%. We have certain loan agreements that contain restrictive covenants, which among other things require maintenance of various financial ratios. At September 30, 2006, we were in compliance with these covenants.
Unsecured Revolving Credit Facilities
          As of September 30, 2006, CRLP, and the Trust as guarantor, has a $500.0 million unsecured revolving credit facility and a $100.0 million unsecured term loan facility (the “Credit Facilities”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and AmSouth Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association (“PNC Bank”), as Co-Senior Managing Agents and other lenders named therein. In addition to the above, CRLP has a $40.0 million cash management line provided by Wachovia that will mature March 22, 2008.
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
          On August 28, 2006, CRLP completed a $275 million senior notes offering of 6.05% unsecured notes due September 1, 2016. Interest on the notes is payable semi-annually on the first day of every September and March, beginning March 1, 2007. The net proceeds of approximately $271.7 million, after discount and issuance costs, were used to reduce a portion of the outstanding balance under the Credit Facilities.
          As of September 30, 2006, $257.1 million was outstanding under the Credit Facilities, comprised of $157.1 million under the revolving credit facility and $100.0 million under the term loan facility. Additionally, the cash management line had a $2.9 million balance at September 30, 2006. Additional proceeds from the Credit Facilities may be used for predevelopment costs, development costs, acquisition costs, working capital, equity investments, repayment of indebtedness and general corporate purposes. The Credit Facilities mature on March 22, 2008, with an option to extend for one year. The interest rate of the Credit Facilities, including the competitive bid balance, is 5.68% and 4.26% at September 30, 2006 and 2005, respectively.
          As disclosed above, these Credit Facilities bear interest at LIBOR plus a spread calculated based on our unsecured debt ratings from time to time. Based on our September 30, 2006 debt ratings, the spread is 80 basis points. The Credit Facilities, excluding the cash management line of credit, mature and are renewable in March 2008, and provide for a one-year extension. The Credit Facilities include a competitive bid feature that will allow us to convert up to $250 million under the Credit Facilities to a fixed rate for a fixed term not to exceed 90 days.

          Investing Activities
          During the third quarter of 2006, we acquired four wholly-owned multifamily assets containing approximately 1,606 units and a 10% interest in a multifamily asset containing approximately 288 units at a cost of approximately $160.1 million.
          During the third quarter of 2006, we placed into service one multifamily development property and phase one of a two phase retail development property. The communities placed into service contain 256 units and approximately 299,000 square feet, respectively. Phase two of the retail development property will contain approximately 119,000 square feet. The total investment, including land acquisition costs and the completion of phase two of the retail development property, is projected to be approximately $63.1 million. We continued with the development of eight multifamily properties, seven of which are wholly-owned and one that is partially-owned, three office properties and four retail properties. These communities, if developed as anticipated, are expected to contain approximately 2,750 units, 429,000 square feet and 897,000 square feet, respectively, and the total investment, including land acquisition costs, is projected to be approximately $468 million. We also continued the development of eight for-sale projects. If these communities are developed as anticipated, the total investment, including land acquisition costs, is projected to be approximately $187.5 million. In addition to the developments previously mentioned, during the third quarter of 2006 we began the development of one additional office property, two additional retail properties and one additional for-sale property in which we are expected to invest $142.9 million to complete the developments. During the three months ended September 30, 2006, we invested $76.8 million in development projects and certain parcels of land that were acquired for future development.
          We regularly incur significant expenditures in connection with the re-leasing of our office and retail space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly depending on negotiations with tenants. We also incur expenditures for certain recurring capital expenses. During the three months and nine months ended September 30, 2006, we incurred approximately $7.5 million and $25.2 million related to tenant improvements and leasing commissions, and approximately $8.8 million and $21.2 million of recurring capital expenditures. We expect to pay for future re-leasing and recurring capital expenditures out of cash from operations.
          Distribution
          The distribution on our common units was $0.68 per unit for the third quarter of 2006. We also pay regular quarterly distributions on our preferred units. The maintenance of these distributions is subject to various factors, including the discretion of our general partner’s Board of Trustees, our ability to pay distributions under Delaware law, the availability of cash to make the necessary distribution payments and the effect of REIT distribution requirements, which require at least 90% of the Trust’s taxable income to be distributed to shareholders.
Critical Accounting Policies and Estimates
          Refer to our 2005 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include real estate development, principles of consolidation, revenue recognition, valuation of receivables, and accounting policies for derivatives. During the three months ended September 30, 2006, there were no material changes to these policies.
Derivatives and Hedging
          We have entered into several different hedging transactions in an effort to manage our exposure to changes in interest rates. The following table summarizes the notional values, fair values and other characteristics of our derivative financial instruments at September 30, 2006. The notional value at September 30, 2006 provides an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risk.

				Fair Value
				At September 30, 2006
		Interest		Asset (Liability)
Product Type	Notional Value	Rate	Maturity	(in thousands)

Interest Rate CAP, Cash Flow	$19.7 million	6.850%	6/29/07	$—
Interest Rate CAP, Cash Flow	$16.7 million	6.850%	7/3/07	—
Interest Rate CAP, Cash Flow	$12.8 million	6.000%	7/1/08	—
Interest Rate CAP, Cash Flow	$22.4 million	6.000%	7/1/08	—
Interest Rate CAP, Cash Flow	$9.9 million	6.000%	7/1/08	—
Interest Rate CAP, Cash Flow	$10.0 million	8.373%	8/1/08	—
Interest Rate CAP, Cash Flow	$14.9 million	7.543%	8/1/08	—
Interest Rate CAP, Cash Flow	$7.4 million	6.983%	8/1/08	1
Interest Rate CAP, Cash Flow	$6.2 million	8.373%	8/1/08	—
Interest Rate CAP, Cash Flow	$13.3 million	6.786%	9/1/08	2
Interest Rate CAP, Cash Flow	$5.5 million	7.900%	2/1/09	—
Interest Rate CAP, Cash Flow	$17.6 million	8.100%	2/1/09	1
Interest Rate CAP, Cash Flow	$10.2 million	11.200%	7/1/10	—
Interest Rate SWAP, Cash Flow	$100.0 million	4.573%	3/24/08	702
Interest Rate SWAP, Cash Flow	$175.0 million	4.877%	7/13/17	3,543
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
          As of September 30, 2006, derivatives with a fair value of $4.2 million were included in other assets. The change in net unrealized income (losses) of ($13.7) million and ($2.5) million for derivatives designated as cash flow hedges for the three and nine months ended September 30, 2006, respectively, is a component of partners’ equity. The change in fair value of derivatives not designated as hedges of $0.1 million is included in other income for the three months ended September 30, 2005. There were no outstanding derivatives not designated as hedges during the three months ended September 30, 2006. The change in fair value of derivatives not designated as hedges of $2.7 million and $0.3 million is included in gains on hedging activities for the nine months ended September 30, 2006 and 2005, respectively.
          During February 2006, we settled a $200.0 million forward starting interest rate swap and received a payment of approximately $4.3 million. This forward starting interest rate swap was in place to convert the floating rate payments on certain expected future debt obligations to a fixed rate. This derivative originally qualified for hedge accounting under SFAS No. 133. However, in December of 2005 as a result of a modification to the forecasted transaction, this derivative no longer qualified for hedge accounting. As a result, we began treating this derivative as an economic hedge during 2005. Changes in the fair value of this derivative were recognized in earnings in other income (expense) and totaled approximately $2.7 million for the period of time the derivative was active during the nine months ended September 30, 2006. The fair value of this derivative at the time it no longer qualified for hedge accounting was approximately $1.5 million, which will remain in accumulated other comprehensive income and be reclassified to interest expense over the applicable period of the associated debt, which is approximately 10 years at September 30, 2006.
          During June 2006, we entered into an interest rate swap agreement to hedge the interest rate risk associated with a forecasted debt issuance that is expected to occur during 2006. This interest rate swap agreement had a notional amount of $200 million, a fixed interest rate of 5.689%, and a maturity date of November 15, 2016. This interest rate swap agreement was settled concurrent with our issuance of $275 million of debt in the senior notes offering completed August 28, 2006. The settlement resulted in a settlement payment of approximately $5.2 million by us. This amount will remain in other comprehensive income and be reclassified to interest expense over the remaining term of the associated debt, which is approximately 10 years at September 30, 2006. On August 15, 2006, we also entered into a $75 million treasury lock agreement to hedge the interest rate risk associated with the remaining $75 million of senior notes issued on August 28, 2006. This treasury lock agreement was settled on August 28, 2006 for a settlement payment of approximately $0.1 million which will also remain in other comprehensive income over the remaining life of the associated debt.

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
          An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At September 30, 2006, our exposure to rising interest rates was mitigated by the existing debt level of 45.6% of our total market capitalization, the high percentage of fixed rate debt (90%), and the use of interest rate swaps to effectively fix the interest rate on approximately $100.0 million through March 2008. Additionally, we have one forward starting swap agreement outstanding that hedges the forecasted unsecured bond issuance of $175 million in mid 2007. As it relates to the short-term, we anticipate increases in interest expense resulting from increasing inflation to be less than future increases in income before interest.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
          As of September 30, 2006, we had approximately $264.6 million of outstanding floating rate debt. We do not believe that the interest rate risk represented by our floating rate debt is material in relation to our $2.5 billion of outstanding total debt, our $4.5 billion of total assets and $5.6 billion total market capitalization as of September 30, 2006.
          If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $2.6 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $2.6 million. This assumes that the amount outstanding under our variable rate debt remains approximately $264.6 million, the balance as of September 30, 2006.
          As of September 30, 2006, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).
Item 4. Controls and Procedures
(a)	Disclosure controls and procedures.
    An evaluation was performed under the supervision and with the participation of our management, including our general partner’s chief executive officer and chief financial officer, of the effectiveness as of September 30, 2006 of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.
(b)	Changes in internal control over financial reporting.
    There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
          You should carefully consider the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the other information contained in our 2006 Quarterly Reports on Form 10-Q and the descriptions included in our consolidated financial statements and accompanying notes before making an investment decision regarding our Company. The risks and uncertainties described in our 2005 Annual Report on Form 10-K and our 2006 Quarterly Reports on Form 10-Q are not the only ones facing us and there may be additional risks that we do not presently know of or that we currently consider not likely to have a significant impact. All of these risks could adversely affect our business, financial condition, results of operations and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          The Trust from time to time issues common shares of beneficial interest (“Common Shares”) pursuant to its Direct Investment Program, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, and its Employee Share Option and Restricted Share Plan, in transactions that are registered under the Securities Act of 1933, as amended (the “Act”). Pursuant to CRLP’s Third Amended and Restated Agreement of Limited Partnership, each time the Trust issues Common Shares pursuant to the foregoing plans, CRLP issues to the Trust, its general partner, an equal number of units for the same price at which the Common Shares were sold, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act. During the quarter ended September 30, 2006, CRLP issued 138,947 common units for direct investments and other issuances under employee and nonemployee plans for an aggregate of approximately $5.6 million.
Item 6. Exhibits
          The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COLONIAL REALTY LIMITED PARTNERSHIP, A Delaware limited partnership

	By:	Colonial Properties Trust,
Its General Partner

Date: November 8, 2006	By:	/s/ Weston M. Andress

Weston M. Andress
President and Chief Financial Officer

Date: November 8, 2006	By:	/s/ John E. Tomlinson

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