Form 10-Q
period 2007-03-31
COLONIAL REALTY LIMITED PARTNERSHIP
filed 2007-05-09
CIK 1013844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007
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
Review of the interim consolidated condensed financial information included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2007 and 2006 has been performed by PricewaterhouseCoopers LLP, Colonial Realty Limited Partnership’s independent registered public accounting firm. Their report on the interim consolidated condensed financial information is included on page 20. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and therefore, the independent accountants’ liability under Section 11 does not extend to it.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(in thousands, except unit data)

	March 31, 2007	December 31, 2006
ASSETS
Land, buildings, & equipment	$3,799,308	$3,601,865
Undeveloped land and construction in progress	454,875	434,196
Less: Accumulated depreciation	(446,505)	(420,359)
Real estate assets held for sale, net	211,876	381,445

Net real estate assets	4,019,554	3,997,147

Cash and equivalents	18,859	87,647
Restricted cash	17,374	15,907
Accounts receivable, net	23,633	26,138
Notes receivable	28,765	19,519
Prepaid expenses	14,701	61,269
Deferred debt and lease costs	40,596	42,258
Investment in partially owned entities	88,806	92,892
Other assets	89,463	88,997

Total assets	$4,341,751	$4,431,774

LIABILITIES AND PARTNERS’ EQUITY
Notes and mortgages payable	$2,142,110	$2,165,884
Unsecured credit facility	122,624	185,000
Mortgages payable related to real estate assets held for sale	47,000	47,022

Total debt	2,311,734	2,397,906

Accounts payable	68,442	75,185
Accrued interest	19,983	32,469
Accrued expenses	23,669	16,557
Other liabilities	22,372	26,546

Total liabilities	2,446,200	2,548,663

Redeemable units, at redemption value - 10,579,261 units outstanding at March 31, 2007 and December 31, 2006	483,155	495,956

Limited partners’ minority interest in consolidated partnership	7,304	7,406

General partner -
Common equity - 46,405,563 and 46,144,909 units outstanding at March 31, 2007 and December 31, 2006, respectively	1,091,447	1,066,063
Preferred equity ($229,760 liquidation preference)	224,986	224,986

Limited partners’ preferred equity ($100,000 liquidation preference)	97,406	97,406
Accumulated other comprehensive income (loss)	(8,747)	(8,706)

Total general partners’ equity	1,405,092	1,379,749

Total liabilities and partners’ equity	$4,341,751	$4,431,774

The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006
Revenue:
Minimum rent	$101,412	$95,234
Percentage rent	89	279
Tenant recoveries	5,224	6,217
Construction revenues	12,785	12,140
Other property related revenue	8,494	6,535
Other non-property related revenue	3,243	4,108

Total revenue	131,247	124,513

Operating Expenses:
Property operating expenses	27,735	25,019
Taxes, licenses, and insurance	13,796	12,686
Construction expenses	12,371	11,370
Property management expenses	3,490	3,711
General and administrative expenses	6,113	5,263
Management fee and other expense	2,943	2,540
Depreciation	34,514	34,342
Amortization	5,725	6,984

Total operating expenses	106,687	101,915

Income from operations	24,560	22,598

Other income (expense):
Interest expense and debt cost amortization	(28,664)	(31,182)
Interest income	2,131	1,530
Income (loss) from partially owned entities	6,814	(572)
Gain (loss) on hedging activities	(7)	2,464
Gains from sales of property, net of income taxes of $747 in 2007 and $513 in 2006	1,317	7,330
Minority interest of limited partners	144	(154)
Other	(294)	(1,424)

Total other income (expense)	(18,559)	(22,008)

Income from continuing operations	6,001	590

Income from discontinued operations	4,671	6,049
Gain on disposal of discontinued operations, net of taxes of $1,528 in 2007 and $1,269 in 2006	34,809	9,202
Minority interest of limited partners	(42)	(946)

Income from discontinued operations	39,438	14,305

Net income	45,439	14,895

Distributions to general partner preferred unitholders	(4,491)	(6,099)
Distributions to limited partner preferred unitholders	(1,813)	(1,813)
Preferred unit issuance costs write-off	—	(159)

Net income available to common unitholders	$39,135	$6,824

Net income available to common unitholders allocated to limited partners	(7,279)	(1,322)

Net income available to common unitholders allocated to general partner	$31,856	$5,502

Net income per common unit — Basic:
Income (loss) from continuing operations	$(0.01)	$(0.13)
Income from discontinued operations	0.70	0.25

Net income per common unit — Basic	$0.69	$0.12

Net income per common unit — Diluted:
Income (loss) from continuing operations	$(0.01)	$(0.13)
Income from discontinued operations	0.70	0.25

Net income per common unit — Diluted	$0.69	$0.12

Average units outstanding:
Basic	56,543	55,844
Diluted	56,543	55,844

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$45,439	$14,895
Other comprehensive income
Unrealized income (loss) on cash flow hedging activities	(185)	6,343

Comprehensive income	$45,254	$21,238

The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$45,439	$14,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,794	46,518
Loss (income) from partially-owned unconsolidated entities	(6,814)	870
Gains from sales of property	(38,401)	(12,820)
Distributions of income from partially-owned unconsolidated entities	2,335	1,915
Decrease (increase) in:
Restricted cash	(1,467)	(56)
Accounts receivable	2,505	4,734
Prepaid expenses	4,824	1,502
Other assets	(5,304)	547
Increase (decrease) in:
Accounts payable	9,756	(4,680)
Accrued interest	(12,486)	2,844
Accrued expenses and other	5,100	3,488

Net cash provided by operating activities	45,281	59,757

Cash flows from investing activities:
Acquisition of properties	(116,726)	(8,313)
Development expenditures	(74,138)	(65,299)
Tenant improvements	(7,425)	(7,472)
Capital expenditures	(5,723)	(3,641)
Proceeds from sales of property, net of selling costs	186,801	238,821
Proceeds from (issuance of) notes receivable	32,504	(9,995)
Distributions from partially-owned unconsolidated entities	15,215	342
Capital contributions to partially-owned unconsolidated entities	(7,114)	(5,651)

Net cash used in investing activities	23,394	138,792

Cash flows from financing activities:
Proceeds from dividend reinvestment plan and exercise of stock options	7,256	10,038
Principal reductions of debt	(22,546)	(69,843)
Net change in revolving credit balances	(77,224)	(58,427)
Dividends paid to common and preferred unitholders	(44,949)	(46,049)
Redemption of Preferred Series E Shares	—	(27,570)

Net cash provided by (used in) financing activities	(137,463)	(191,851)

Increase (decrease) in cash and cash equivalents	(68,788)	6,698
Cash and cash equivalents, beginning of period	87,647	30,615

Cash and cash equivalents, end of period	$18,859	$37,313

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including amounts capitalized	$48,292	$36,752
Cash paid during the period for income taxes	$3,408	$3,016

Supplemental disclosure of non-cash transactions:
Cash flow hedging activities	$(185)	$6,343
The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
NOTES TO
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
     The consolidated condensed financial statements of Colonial Realty Limited Partnership have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. The following notes, which represent interim disclosures as required by the SEC, highlight significant changes to the notes included in the December 31, 2006 audited consolidated financial statements of Colonial Realty Limited Partnership and should be read together with the consolidated financial statements and notes thereto included in the Colonial Realty Limited Partnership 2006 Annual Report on Form 10-K.
Note 1 — Organization and Business
     Colonial Realty Limited Partnership (“CRLP”) is the operating partnership of Colonial Properties Trust (the “Trust”), an Alabama real estate investment trust whose shares are traded on the New York Stock Exchange. The Trust was originally formed as a Maryland real estate investment trust on July 9, 1993 and reorganized as an Alabama real estate investment trust under a new Alabama REIT statute on August 21, 1995. The Trust is a fully integrated, self-administered and self-managed REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of commercial real estate property. The Trust’s activities include ownership or partial ownership and operation of a diversified portfolio of 216 properties as of March 31, 2007, consisting of multifamily, office and retail properties located in Alabama, Arizona, California, Florida, Georgia, Maryland, Mississippi, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of March 31, 2007, including properties in lease-up, the Trust owned interests in 122 multifamily apartment communities (including 103 wholly-owned consolidated properties and 19 properties partially-owned through unconsolidated joint venture entities), 53 office properties (including 31 wholly-owned consolidated properties and 22 properties partially-owned through unconsolidated joint venture entities) and 41 retail properties (including 31 consolidated properties and 10 properties partially-owned through unconsolidated joint venture entities).
     As previously disclosed, the Trust has undertaken a new strategy to change its asset mix to generate approximately 75% to 80% of its net operating income from multifamily apartment communities. Accordingly, on April 25, 2007, the Trust entered into two agreements to sell its interests in two, to-be-formed joint ventures among the Trust, CRLP, and other limited partners of CRLP — one joint venture will own 24 office properties and two retail properties that are currently wholly-owned by CRLP and the other joint venture will own 11 retail properties that are currently wholly-owned by CRLP. CRLP will retain a 15 percent minority interest in each joint venture, as well as management and leasing responsibilities for the properties owned by the joint ventures (see Note 10 for additional discussion). These joint venture transactions, which have been approved by the Trust’s Board of Trustees, are subject to certain customary closing conditions; therefore, no assurance can be made that the transactions will be consummated. The Trust is also actively marketing 13 additional retail assets, consisting of 3.0 million square feet of regional malls and grocery-anchored neighborhood centers, and intends to sell these assets outright. No assurances can be made as to the structure, price or other terms of such outright sale transactions on our business, financial condition and results of operations. The regional economic conditions, the demand for real estate in a specific market or numerous other factors could result in low margins on sales and an impairment of the assets to be sold outright. As of March 31, 2007, these 13 additional retail assets have a net book value of $185.2 million and are in Real estate assets held for sale on CRLP’s Consolidated Condensed Balance Sheets.
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

     Entities in which CRLP owns, directly or indirectly, a fifty percent or less interest and does not control are reflected in the consolidated financial statements as investments accounted for under the equity method. Under this method, the investment is carried at cost plus or minus equity in undistributed earnings or losses since the date of acquisition. For those entities in which CRLP owns less than 100% of the equity interest, CRLP consolidates the entity if CRLP has the direct or indirect ability to make major decisions about the entities’ activities based on the terms of the respective joint venture agreements which specify the sharing of participating and protective rights such as decisions regarding major leases, encumbering the entities with debt and whether to dispose of entities. CRLP also consolidates certain partially-owned entities and other subsidiaries if CRLP owns less than 100% of the equity interest and is deemed to be the primary beneficiary as defined by the Financial Accounting Standards Board (“FASB”) Interpretation 46 Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised (“FIN 46(R)”). CRLP eliminates in consolidation revenues and expenses associated with its percentage interest in unconsolidated subsidiaries.
     Federal Income Tax Status
     CRLP has no provision for income taxes since all taxable income or loss or tax credits are passed through to the partners. The Trust has made an election to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ending December 31, 1993. If the Trust qualifies for taxation as a REIT, the Trust generally will not be subject to Federal income tax to the extent it distributes at least 90% of its REIT taxable income to its shareholders. Even if the Trust qualifies for taxation as a REIT, the Trust may be subject to certain federal, state and local taxes on its income and property and to federal income and excise taxes on its undistributed income even if it does qualify as a REIT.
     In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 was effective for CRLP on January 1, 2007. The adoption did not have a material impact on CRLP’s consolidated financial statements. CRLP has concluded that there are no significant uncertain tax positions requiring disclosure and there are no material amounts of unrecognized tax benefits.
     Tax years 2003 through 2006 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.
     CRLP may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. When CRLP has received an assessment for interest and / or penalties, it has been classified in the financial statements as income tax expense.
     CRLP’s consolidated financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI provides property development, leasing and management services for joint-venture and third-party owned properties and administrative services to CRLP and engages in for sale development and conversion activity. CRLP generally reimburses CPSI for payroll and other costs incurred in providing services to CRLP. All inter-company transactions are eliminated in the accompanying consolidated financial statements. CRLP’s consolidated provision for income taxes was $2.5 million and $2.7 million for the three months ended March 31, 2007 and 2006, respectively. CRLP’s effective income tax rate was 36.5% and 38.0% for the three months ended March 31, 2007 and 2006, respectively.
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
     Unaudited Interim Statements
     The consolidated condensed financial statements as of and for the three months ended March 31, 2007 and 2006 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair statement of the results of the interim periods. All such adjustments are of a normal, recurring nature.

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
     Notes Receivable
     Notes receivable consist primarily of promissory notes issued by third parties. CRLP records notes receivable at cost. CRLP evaluates the collectibility of both interest and principal for each of its notes to determine whether it is impaired. A note is considered to be impaired when, based on current information and events, it is probable that CRLP will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the value of the collateral if the note is collateral dependent. CRLP had recorded accrued interest related to its outstanding notes receivable of $1.5 million and $5.2 million as of March 31, 2007 and December 31, 2006, respectively. As of March 31, 2007, CRLP had recorded a reserve of $0.1 million against its outstanding notes receivable and accrued interest. The weighted average interest rate on the notes receivable is approximately 8.4% and 11.8% per annum as of March 31, 2007 and December 31, 2006, respectively. Interest income is recognized on an accrual basis.
     Contingencies
     CRLP is currently involved in certain litigation that arises in the ordinary course of business. It is management’s opinion that the pending litigation will not materially affect the financial position or results of operations of CRLP.
     In connection with certain retail developments, CRLP has received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds which are repaid primarily from sales tax revenues generated from the tenants at each respective development. CRLP has guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds. The total amount outstanding on these bonds was approximately $10.0 million and $5.0 million at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007, no liability was recorded for these guarantees.
     New Accounting Pronouncements
     In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 was effective for CRLP on June 1, 2007. The adoption did not have a material impact on CRLP’s consolidated financial statements.
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

     In November 2006, the FASB ratified EITF Issue No. 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums. EITF 06-8 states that the adequacy of the buyer’s continuing investment under SFAS 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. EITF 06-8 is effective for fiscal years beginning after March 15, 2007. CRLP is currently evaluating the impact of EITF 06-8 on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. CRLP is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.
Note 3 — Capital Structure
     At March 31, 2007, the Trust controlled CRLP as the sole general partner and as the holder of approximately 81.4% of the common units of CRLP and 69.8% of the preferred units (the “8 1/8% Series D Cumulative Redeemable Preferred Units” and “7.62% Series E Cumulative Redeemable Preferred Units” (the “Series E Units”). The limited partners of CRLP who hold common units or “redeemable units”, are primarily those persons (including certain officers and trustees of the Trust) who, at the time of the Trust’s initial public offering, elected to hold all or a portion of their interest in the form of units rather than receiving common shares of the Trust, or individuals from whom CRLP acquired certain properties, who elected to receive units in exchange for the properties. Redeemable units represent the number of outstanding limited partnership units as of the date of the applicable balance sheet, valued at the closing market value of the Trust’s common shares. Each redeemable unit may be redeemed by the holder thereof for either one common share of the Trust or cash equal to the fair market value thereof at the time of such redemption, at the option of the Trust. Additionally, CRLP has issued and outstanding $100 million of 7 1/4% Series B Cumulative Redeemable Perpetual Preferred Units (“Series B Units”) in a private placement, that are exchangeable for 7 1/4% Series B Cumulative Redeemable Perpetual Preferred Shares of the Trust on or after August 24, 2009 at the option of the holders of the Series B Units.
     The Board of Trustees of the Trust manages CRLP by directing the affairs of the Trust. The Trust’s interests in CRLP entitle it to share in cash distributions from, and in the profits and losses of, CRLP in proportion to the Trust’s percentage interest therein and entitle the Trust to vote on all matters requiring a vote of the limited partners.
     On February 2, 2006, the Board of Trustees of the Trust authorized the repurchase of up to $65 million of the Trust’s Series E Depositary Shares, each representing 1/100 of a share of its 7.62% Series E Cumulative Redeemable Preferred Shares. In connection with the repurchase of the Series E Preferred Shares, the Board of Trustees of the Trust, as general partner of CRLP, also authorized the repurchase of a corresponding amount of Series E Units, all of which are held by the Trust, as general partner of CRLP. This repurchase program was effective immediately and extended through January 27, 2007. Under the repurchase program, the Trust was authorized to make purchases in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements and other factors. The repurchase program did not obligate the Trust to repurchase any specific number of shares, and repurchases pursuant to the program could be suspended or resumed at any time or from time to time without further notice or announcement. Since the authorization of the repurchase in February of 2006, the Trust has repurchased 1,135,935 Series E Depositary Shares for a total cost of approximately $28.5 million. The Trust wrote off approximately $0.3 million of issuance costs associated with this redemption during 2006. There were no Series E Depositary Shares repurchased during the three months ended March 31, 2007. On April 25, 2007, the Board of Trustees of the Trust authorized the redemption of the remaining outstanding Series E Cumulative Redeemable Preferred Shares, and the associated Series E Depositary Shares. In connection with the redemption of the remaining outstanding Series E Cumulative Redeemable Preferred Shares, the Board of Trustees of the Trust, as general partner of CRLP, also authorized the redemption of all outstanding Series E Units, all of which are held by the Trust as general partner of CRLP. The redemption of such shares and units is expected to occur on May 30, 2007.
     On April 26, 2006, the Board of Trustees of the Trust authorized the redemption of the Trust’s 9.25% Series C Cumulative Redeemable Preferred Shares. In connection with the redemption of the Series C Preferred Shares, the Board of Trustees of the Trust, as general partner of CRLP, also authorized the redemption of all outstanding Series C Preferred Units by CRLP, all of which were held by the Trust as general partner of CRLP. The redemption, for an aggregate redemption price of approximately $50.0 million, occurred on June 30, 2006. The Trust wrote off approximately $1.9 million of issuance costs associated with this redemption during 2006.
Note 4 — Acquisition and Disposition Activity
     Property Acquisitions
     On January 5, 2007, CRLP acquired 15.0 acres of land for $12.0 million to be used for the development of Colonial Grand at Pecos, a 380-unit multifamily apartment community located in Las Vegas, Nevada. This acquisition of land was funded from borrowings under CRLP’s unsecured line of credit.
     On January 31, 2007, CRLP acquired two multifamily apartment communities. Colonial Grand at Old Town Scottsdale North (formerly Monte Carlo Apartments) was acquired for $33.8 million and contains 208 units. Colonial Grand at Old Town Scottsdale South (formerly Monaco Apartments) was acquired for $42.2 million and contains 264 units. Both properties are located in Phoenix, Arizona. The acquisition of these assets was funded with proceeds from asset sales and from borrowings under CRLP’s unsecured line of credit.
     On February 15, 2007, CRLP acquired a 15% interest in Fairmont at Fossil Creek, a 240-unit multifamily apartment community located in Fort Worth, Texas, for approximately $3.2 million (see Note 7 for additional discussion).
     On February 28, 2007, CRLP acquired a 15% interest in Auberry at Twin Creeks, a 216-unit multifamily apartment community located in Dallas, Texas, for approximately $3.1 million (see Note 7 for additional discussion).
     On March 1, 2007, CRLP acquired a 300-unit multifamily apartment community, Colonial Grand at Inverness Commons (formerly Sandbridge), located in Phoenix, Arizona. The property was acquired for a total price of $41.3 million, which was funded by proceeds from asset sales and borrowings under CRLP’s unsecured line of credit.
     The results of operations of the above mentioned acquisitions have been included in the consolidated financial statements since each date of acquisition.
     Property Dispositions
     On January 17, 2007, the following seven multifamily apartment communities were sold:

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
     On January 31, 2007, CRLP sold its 25% interest in Colonial Grand at Bayshore, a 376-unit multifamily apartment community located in Sarasota, Florida. CRLP’s interest in the property was sold for $15.0 million (see Note 7 for additional discussion).

     On February 7, 2007, CRLP disposed of Rivermont Shopping Center, a 73,000 square foot retail asset located in Chattanooga, Tennessee. The asset was sold for approximately $4.2 million and the proceeds were used to pay down CRLP’s unsecured line of credit.
     On February 14, 2007, CRLP disposed of a 384-unit multifamily apartment community, Colonial Grand at Promenade, located in Montgomery, Alabama. The asset was sold for approximately $38.0 million and the proceeds were used to pay down CRLP’s unsecured line of credit.
     On February 20, 2007, the DRA / Colonial Office Joint Venture sold St. Petersburg Center, a 675,000 square foot office asset located in Tampa, Florida. Approximately $14.0 million of the sale proceeds were attributable to CRLP’s 15% ownership interest (see Note 7 for additional discussion).
     On March 13, 2007, CRLP disposed of Colonial Shoppes Yadkinville, a 91,000 square foot retail asset located in Yadkinville, North Carolina. The asset was sold for approximately $8.3 million and the proceeds were used to pay down CRLP’s unsecured line of credit.
     In some cases, CRLP uses disposition proceeds to fund investment activities through tax-deferred exchanges under Section 1031 of the Internal Revenue Code. Such proceeds are received into temporary cash accounts pending the fulfillment of Section 1031 exchange requirements. Subsequently, the funds are utilized for payment on the unsecured line of credit or financing of other investment activities.
     In accordance with SFAS No. 144, Accounting for the Impairment on Disposal of Long-Lived Assets (“SFAS No. 144”), net income and gain on disposition of real estate for properties sold, in which CRLP does not maintain continuing involvement, are reflected in the consolidated condensed statements of income as “discontinued operations” for all periods presented. During the three months ended March 31, 2007 and 2006, all of the operating properties sold with no continuing interest were classified as discontinued operations. Following is a listing of the properties CRLP disposed of in 2007 and 2006 that are classified as discontinued operations:

			Units/
Property	Location	Date Sold	Square Feet
Multifamily
Colonial Grand at Promenade	Montgomery, AL	February 2007	384
Beacon Hill	Charlotte, NC	January 2007	349
Clarion Crossing	Raleigh, NC	January 2007	260
Colonial Grand at Enclave	Atlanta, GA	January 2007	200
Colonial Village at Poplar Place	Atlanta, GA	January 2007	324
Colonial Village at Regency Place	Raleigh, NC	January 2007	180
Colonial Village at Spring Lake	Atlanta, GA	January 2007	188
Colonial Village at Timothy Woods	Athens, GA	January 2007	204
Colonial Grand at Galleria	Birmingham, AL	December 2006	1,080
Colonial Grand at Riverchase	Birmingham, AL	December 2006	468
Colonial Village at Research Park	Huntsville, AL	December 2006	736
Colonial Village at Haverhill	San Antonio, TX	October 2006	322
Arbor Trace	Norfolk, VA	April 2006	148
Colonial Village at Estrada	Dallas, TX	March 2006	248
Copper Crossing	Fort Worth, TX	March 2006	400
The Meadows I, II & III	Asheville, NC	March 2006	392
The Trestles	Raleigh, NC	March 2006	280
Colonial Grand at Caledon Woods	Greenville, SC	January 2006	350
Colonial Village at Paces Glen	Charlotte, NC	January 2006	172
Colonial Village at Remington Place	Raleigh, NC	January 2006	136
Colonial Village at Whitemarsh	Savannah, GA	January 2006	352
Summerwalk	Charlotte, NC	January 2006	160
The Timbers	Raleigh, NC	January 2006	176

Office
Colonial Bank Centre	Miami, FL	September 2006	235,500

Retail
Colonial Shoppes Yadkinville	Yadkinville, NC	March 2007	90,917
Rivermont Shopping Center	Chattanooga, TN	February 2007	73,481
     Additionally, CRLP classifies real estate assets as held for sale only after CRLP has received approval by its internal investment committee, CRLP has commenced an active program to sell the assets, CRLP does not intend to retain a continuing interest in the property and in the opinion of management it is probable the assets will sell within the next 12 months. As of March 31, 2007, CRLP had classified two multifamily apartment communities containing approximately 498 units and 13 retail assets containing approximately 3.0 million square feet as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $210.0 million as of March 31, 2007, which represents the lower of depreciated cost or fair value less costs to sell. There is $47.0 million of mortgage debt associated with these properties as of March 31, 2007. The operations of these held for sale properties have been reclassified to discontinued operations for all periods presented in accordance with SFAS No. 144. Depreciation expense and amortization not recorded as a result of these assets being classified as held for sale for the three months ended March 31, 2007 is approximately $2.2 million. There is no depreciation expense or amortization suspended as a result of these assets being classified as held for sale during the three months ended March 31, 2006.
     Also, under the provisions of SFAS No. 144, the reserves, if any, to write down the carrying value of the real estate assets designated and classified as held for sale are included in discontinued operations. All subsequent gains and/or additional losses on the sale of these assets are included in discontinued operations. Additionally, under SFAS No. 144, any impairment losses on assets held for continuing use are included in continuing operations. Below is a summary of the operations of the properties sold or classified as held for sale during the three months ended March 31, 2007 and 2006 that are classified as discontinued operations:

	Three Months Ended
	March 31,
(amounts in thousands)	2007	2006

Property revenues:
Base rent	$8,198	$22,394
Percentage rent	159	135
Tenant recoveries	1,669	1,739
Other revenue	503	2,046

Total revenues	10,529	26,314

Property operating and administrative expenses	4,571	10,464
Depreciation	330	5,513
Amortization	62	992

Total expenses	4,963	16,969

Interest expense, net	(895)	(2,745)
Other income (expenses)	—	(551)

Income from discontinued operations before net gain on disposition of discontinued operations	4,671	6,049
Net gain on disposition of discontinued operations	34,809	9,202
Minority interest to limited partners	(42)	(946)

Income from discontinued operations	$39,438	$14,305

     For-Sale Projects
     During the three months ended March 31, 2007 and 2006, CRLP, through CPSI, disposed of 179 and 128 condominium units, respectively, at its condominium conversion properties. During the three months ended March 31, 2007, the Company, through CPSI, also sold 46 lots at its for-sale residential development properties. For the three months ended March 31, 2007, gains from sales of property included $10.4 million ($8.1 million net of income taxes) from these condominium conversion and for-sale residential sales. For the three months ended March 31, 2006, gains from sales of property included $5.5 million ($3.7 million net of income taxes) from condominium sales. The following is a summary of revenues and costs of condominium conversion and for-sale residential activities for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
(amounts in thousands)	2007	2006

Condominium revenues, net	$34,079	$29,604
Condominium costs	(25,956)	(24,114)

Gains on condominium sales, before minority interest and income taxes	8,123	5,490

For-sale residential revenues, net	9,259	—
For-sale residential costs	(7,017)	—

Gains on for-sale residential sales, before minority interest and income taxes	2,242	—

Minority interest	142	(1,135)
Provision for income taxes	(2,275)	(1,782)

Gains on condominium and for-sale residential sales, net of minority interest and income taxes	$8,232	$2,573

     The net gains on condominium unit sales are classified in discontinued operations if the related condominium property was previously operated by CRLP as an apartment community. For the three months ended March 31, 2007 and 2006, net gains on condominium unit sales of $6.7 million and $1.8 million, respectively, are included in discontinued operations. Condominium conversion properties are reflected in the accompanying consolidated balance sheets as part of real estate assets held for sale, and totaled $10.6 million and $76.2 million as of March 31, 2007 and December 31, 2006, respectively. For-sale residential projects of $145.7 million and $117.5 million as of March 31, 2007 and December 31, 2006, respectively, are reflected in the accompanying Consolidated Condensed Balance Sheets. It is CRLP’s intention to lease all remaining unsold units at its two South Florida condominium properties, therefore, the assets related to those properties are classified in land, buildings and equipment on its Consolidated Condensed Balance Sheet as of March 31, 2007.
     For cash flow statement purposes, CRLP classifies capital expenditures for newly developed for-sale residential communities and for other condominium conversion communities in investing activities. Likewise, the proceeds from the sales of condominium units are also included in investing activities.
     There continues to be a softening in the condominium and single family housing markets due to increasing mortgage financing rates, increasing supplies of such assets, increasing insurance costs and uncertainties related to the cost of energy, resulting in lower sales prices and reduced sales velocity. There can be no assurances of the amount or pace of future for-sale residential sales and closings. Additional softening in the for-sale residential market could result in lower margins on sales and potentially the impairment of assets.
Note 5 — Net Income Per Unit
     For the three months ended March 31, 2007 and 2006, a reconciliation of the numerator and denominator used in the basic and diluted income from continuing operations per common unit is as follows:

	Three Months Ended
	March 31,	March 31,
(amounts in thousands, except per unit data)	2007	2006
Numerator:
Income from continiung operations	$6,001	$590
Less: Distributions to general partner preferred unitholders	(4,491)	(6,099)
Less: Distributions to limited partner preferred unitholders	(1,813)	(1,813)
Less: Preferred unit issuance costs	—	(159)

Net income available to common unitholders	$(303)	$(7,481)

Denominator:
Denominator for basic net income per unit — weighted average units	56,543	55,844
Effect of dilutive securities:
Trustee and employee stock options, treasury method	—	—

Denominator for diluted net income per unit - adjusted weighted average units	56,543	55,844

     For the three months ended March 31, 2007 and 2006, CRLP reported a net loss from continuing operations (after preferred distributions), and as such, the effect of dilutive shares has been excluded from per unit computations as including such shares would be anti-dilutive. Options to purchase 601,961 Trust shares at a weighted average exercise price of $31.04 per share for the three months ended March 31, 2007 and options to purchase 502,393 Trust shares at a weighted average exercise price of $31.01 per share for the three months ended March 31, 2006 were not included in the computation of diluted net income per unit due to CRLP’s loss from continuing operations for such periods.
Note 6 — Segment Information
     CRLP is organized into, and manages its business based on the performance of, three separate and distinct operating segments: multifamily, office, and retail. Each segment has a separate management team that is responsible for acquiring, developing, managing and leasing properties within such segment. The applicable accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in CRLP’s 2006 Annual Report on Form 10-K. The pro-rata portion of the revenues, net operating income (“NOI”), and assets of the partially-owned entities and joint ventures that CRLP has entered into are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets and investments in partially-owned unconsolidated entities are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method, and discontinued operations are reported separately. Management evaluates the performance of its segments and allocates resources to them based on segment NOI. Segment NOI is defined as total property revenues, including unconsolidated partnerships and joint ventures, less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance and advertising). All of CRLP’s condominium conversion properties and related sales are being managed by the multifamily segment. Presented below is segment information including the reconciliation of total segment revenues to total revenues and total segment NOI to income from continuing operations for the three months ended March 31, 2007 and 2006, and total segment assets to total assets as of March 31, 2007 and December 31, 2006:

	Three Months Ended
	March 31,
(in thousands)	2007	2006
Revenues:
Segment Revenues:
Multifamily	$76,489	$77,969
Office	38,026	44,422
Retail	25,301	28,349

Total Segment Revenues	139,816	150,740

Partially-owned unconsolidated entities	(14,068)	(16,161)
Construction revenues	12,785	12,140
Unallocated corporate revenues	3,243	4,108
Discontinued operations property revenues	(10,529)	(26,314)

Total Consolidated Revenues	131,247	124,513

NOI:
Segment NOI:
Multifamily	45,146	46,706
Office	25,194	29,356
Retail	17,859	20,605

Total Segment NOI	88,199	96,667

Partially-owned unconsolidated entities	(8,597)	(10,042)
Unallocated corporate revenues	3,243	4,108
Discontinued operations property NOI	(5,958)	(15,850)
Construction NOI	414	770
Property management expenses	(3,490)	(3,711)
General and administrative expenses	(6,113)	(5,263)
Management fee and other expenses	(2,943)	(2,540)
Depreciation	(34,514)	(34,342)
Amortization	(5,725)	(6,984)
Other	44	(215)

Income from operations	24,560	22,598

Total other expense, net	(18,559)	(22,008)

Income (loss) from continuing operations	$6,001	$590

	March 31,	December 31,
(in thousands)	2007	2006
Assets
Segment Assets
Multifamily	$2,513,940	$2,539,367
Office	806,404	799,089
Retail	661,576	663,216

Total Segment Assets	3,981,920	4,001,672

Unallocated corporate assets (1)	359,831	430,105

	$4,341,751	$4,431,777

(1)	Includes CRLP’s investment in partially-owned entities of $88,806 as of March 31, 2007 and $92,892 as of December 31, 2006.
Note 7 — Investment in Partially Owned Entities
     CRLP accounts for the following investments in partially-owned entities using the equity method. The following table summarizes the investments in partially-owned entities as of March 31, 2007 and December 31, 2006:

			(in thousands)
	Percent		March 31,	December 31,
	Owned		2007	2006
Multifamily:
Arbors at Windsor Lake, Columbia, SC	10.00%		$605	$614
Auberry at Twin Creeks, Dallas, TX	15.00%		869	—
Belterra, Ft. Worth, TX	10.00%		891	944
Carter Regents Park, Atlanta, GA	40.00%		6,281	6,231
CG at Canyon Creek, Austin, TX	25.00%		1,452	1,416
CG at Huntcliff Village, Atlanta, GA	20.00%		2,305	2,327
CG at Research Park, Durham, NC	20.00%		1,234	1,247
CG at Traditions, Gulf Shores, AL	35.00%		3,006	—
CMS / Colonial Joint Venture I	15.00%		478	498
CMS / Colonial Joint Venture II	(1)		(250)	(252)
CMS Florida	25.00	%(2)	66	1,072
CMS Tennessee	25.00%		1,228	1,234
CV at Matthews, Charlotte, NC	25.00%		1,033	1,059
DRA Alabama	10.00%		2,303	2,311
DRA Cunningham, Austin, TX	20.00%		1,029	1,053
DRA Southwest Partnership	23.00	%(3)	290	495
DRA The Grove at Riverchase, Birmingham, AL	20.00%		1,529	1,552
Fairmont at Fossil Creek, Fort Worth, TX	15.00%		717	—
Heritage at Deerwood, Jacksonville, FL	47.00	%(4)	—	4,765
Merritt at Godley Station, Pooler, GA	35.00%		3,091	3,169
Park Crossing, Fairfield, CA	10.00%		930	1,000
Stone Ridge, Columbia, SC	10.00%		481	492

Total Multifamily			29,568	31,227

Office:
600 Building Partnership, Birmingham, AL	33.33%		52	50
Colonial Center Mansell Joint Venture	15.00%		2,115	2,513
DRA / Colonial Office Joint Venture	15.00%		36,125	38,069

Total Office			38,292	40,632

Retail:
Colonial Promenade Madison, Huntsville, AL	25.00%		2,286	2,308
Colonial Promenade Smyrna, Smyrna, TN (Development)	50.00%		2,106	2,393
GPT / Colonial Retail JV	10.00	%(5)	(3,804)	(3,068)
Highway 150, LLC, Birmingham, AL	10.00%		73	70
Parkway Place Limited Partnership, Huntsville, AL	45.00%		10,805	11,012
Parkside Drive LLC, Knoxville, TN	50.00%		8,283	7,178

			19,749	19,893

Other:
Heathrow, Orlando, FL	50.00%		1,181	1,106
Colonial / Polar-BEK Management Company, Birmingham, AL	50.00%		16	34

			1,197	1,140

			$88,806	$92,892

(1)	The CMS/Colonial Joint Venture II holds one property in which CRLP has a 15% partnership interest and one in which CRLP has a 5% partnership interest.

(2)	CRLP sold its interest in Colonial Grand at Bayshore during January 2007.

(3)	The DRA Southwest Partnership, comprised of fifteen multifamily properties totaling 3,957 units, sold the properties held in the joint venture on December 21, 2006.

(4)	CRLP sold its interest in Heritage at Deerwood during March 2007.

(5)	Amount includes the value of CRLP’s investment of approximately $6.4 million, offset by the excess basis difference on the transaction of approximately $10.2 million, which is being amortized over the life of the properties.
     On January 31, 2007, CRLP sold its 25% ownership interest in Colonial Grand at Bayshore, a 376-unit multifamily apartment community located in Sarasota, Florida, for $15.0 million. The proceeds were used to repay a collateralized mortgage loan and a portion of the borrowings under CRLP’s unsecured line of credit.

     On February 15, 2007, CRLP acquired a 15% interest in Fairmont at Fossil Creek, a 240-unit multifamily apartment community located in Fort Worth, Texas. CRLP’s investment in the partnership was approximately $3.2 million, which consisted of $2.6 million of newly issued mortgage debt and $0.6 million of cash. The cash portion of this investment was funded from borrowings under CRLP’s unsecured line of credit.
     On February 20, 2007, the DRA / Colonial Office Joint Venture sold St. Petersburg Center, a 675,000 square foot office asset located in Tampa, Florida. The asset was sold for $14.0 million, which represents CRLP’ 15% interest in the sales proceeds. CRLP used the proceeds from the sale to repay a collateralized mortgage loan.
     On February 28, 2007, CRLP acquired a 15% interest in Auberry at Twin Creeks, a 216-unit multifamily apartment community located in Dallas, Texas. CRLP’s investment in the partnership was approximately $3.1 million, which consisted of $2.6 million of newly issued mortgage debt and $0.5 million of cash. The cash portion of this investment was funded from borrowings under CRLP’s unsecured line of credit.
     On February 28, 2007, CRLP entered into a joint venture agreement with a 65% partner to complete the development of Colonial Grand at Traditions, a 324-unit multifamily project located in Gulf Shores, Alabama. CRLP will act as the general contractor for this project and will earn development / general contractor fees which will be recognized as earned according to the terms of the joint venture agreement. CRLP’s initial investment in this joint venture was $3.0 million in cash and CRLP has guaranteed up to $3.5 million of the construction loan that the joint venture will use to complete the project. In addition, if this property is ultimately sold to a third party, CRLP will receive distributions of 50% of the gains upon the sale of the property.
Note 8 — Financing Activities
     As of March 31, 2007, CRLP, and the Trust as guarantor, has a $500.0 million unsecured revolving credit facility and a $100.0 million unsecured term loan facility (“the Credit Facilities”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association (“PNC Bank”), as Co-Senior Managing Agents and other lenders named therein. In addition to the above, CRLP has a $40.0 million cash management line provided by Wachovia that will mature March 22, 2008.
     Base rate loans and revolving loans are available under the Credit Facilities. The Credit Facilities also include a competitive bid feature that will allow CRLP to convert up to $250.0 million under the Credit Facilities to a fixed rate and for a fixed term not to exceed 90 days. Generally, base rate loans bear interest at Wachovia’s designated base rate, plus a base rate margin ranging up to 0.25% based on CRLP’s unsecured debt ratings from time to time. Revolving loans bear interest at LIBOR plus a margin ranging from 0.50% to 1.15% based on CRLP’s unsecured debt ratings from time to time. Competitive bid loans bear interest at LIBOR plus a margin, as specified by the participating lenders. Term loans are available under the term loan facility and bear interest at LIBOR plus a margin ranging from 0.55% to 1.35% based on CRLP’s unsecured debt ratings from time to time. The Credit Facilities, which are primarily used by CRLP to finance property acquisitions and developments, had an outstanding balance at March 31, 2007 of $100.0 million, all of which was under the term loan facility. The Credit Facilities, excluding the cash management line of credit, mature and are renewable in March 2008, and provide for a one-year extension. The interest rate of the Credit Facilities, including the competitive bid balance, was 5.59% and 5.53% at March 31, 2007 and 2006, respectively. The cash management line of credit had a $22.6 million balance as of March 31, 2007.
     The Credit Facilities contain various covenants and events of default which could trigger early repayment obligations, including, but not limited to the following: nonpayment; violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; certain financial ratios; and generally not paying CRLP’s debts as they become due. At March 31, 2007, CRLP was in compliance with these covenants.
Note 9 — Derivatives and Hedging
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
     CRLP’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, CRLP primarily uses interest rate swaps (including forward starting interest rate swaps) and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the three months ended March 31, 2007, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
     As of March 31, 2007, derivatives with a fair value of $0.5 million were included in other assets. The change in net unrealized income (losses) of ($0.2) million and $6.3 million for derivatives designated as cash flow hedges for the three months ended March 31, 2007 and 2006, respectively, is a component of partners’ equity. There were no outstanding derivatives not designated as hedges during the three months ended March 31, 2007. The change in fair value of derivatives not designated as hedges of $2.7 million is included in gains on hedging activities for the three months ended March 31, 2006.
     During February 2006, CRLP settled a $200.0 million forward starting interest rate swap and received a payment of approximately $4.3 million. This forward starting interest rate swap was in place to convert the floating rate payments on certain expected future debt obligations to a fixed rate. This derivative originally qualified for hedge accounting under SFAS No. 133. However, in December of 2005 as a result of a modification to the forecasted transaction, this derivative no longer qualified for hedge accounting. As a result, CRLP began treating this derivative as an economic hedge during 2005. Changes in the fair value of this derivative were recognized in earnings in other income (expense) and totaled approximately $2.7 million for the period of time the derivative was active during the three months ended March 31, 2007. The fair value of this derivative at the time it no longer qualified for hedge accounting was approximately $1.5 million, which will remain in accumulated other comprehensive income and be reclassified to interest expense over the applicable period of the associated debt, which is approximately 9.5 years at March 31, 2007.
     As of March 31, 2007, no derivatives were designated as hedges of net investments in foreign operations. Additionally, CRLP does not use derivatives for trading or speculative purposes. As of March 31, 2007, all of CRLP’s hedges are designated as cash flow hedges under SFAS No. 133.
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
Note 10 — Subsequent Events
     Property Disposition
     On April 24, 2007, CRLP disposed of Colonial Shoppes Bear Lake, a 131,300 square foot retail asset located in Orlando, Florida. The asset was sold for approximately $20.6 million and the proceeds were used to pay down CRLP’s unsecured line of credit. CRLP will maintain operational management and leasing of this asset.

     Office and Retail Joint Venture Transactions
     On April 25, 2007, the Trust entered into two agreements to sell its interests in two, to-be-formed joint ventures among the Trust, CRLP, and other limited partners of CRLP — one joint venture will own 24 office properties and two retail properties that are currently wholly-owned by CRLP (the “Office JV”) and the other joint venture will own 11 retail properties that are currently wholly-owned by CRLP (the “Retail JV”). The interests in the Office JV will be sold to an entity advised by DRA Advisors LLC (“DRA”) and the interests in the Retail JV will be sold to OZRE Retail, LLC (“Och Ziff”). CRLP will retain a 15 percent minority interest in each of the Office JV and the Retail JV, as well as certain management and leasing responsibilities for the properties owned by the Office JV and the Retail JV and will distribute the remaining 85 percent to the Trust and the limited partners of CRLP on a pro rata basis. The limited partners of CRLP will have the opportunity to sell their membership interests in the Office JV to DRA and the opportunity to sell their membership interests in the Retail JV to Och Ziff. As a result, DRA will hold between approximately 70 percent and 85 percent of the membership interests of the Office JV and Och Ziff will hold between approximately 70 percent and 85 percent of the membership interests of the Retail JV, in each case depending upon the number of limited partners, if any, that elect to sell their membership interests to DRA or Och Ziff, as applicable. The Office JV portfolio is composed of 6.9 million square feet of Class A suburban office assets and two adjoining retail centers located in suburban office markets in the Sunbelt region. The Retail JV portfolio is composed of 2.7 million square feet of retail properties located in Florida, Alabama, Texas and Georgia. These transactions, which have been approved by the Board of Trustees of the Trust, are subject to certain customary closing conditions; therefore, no assurance can be made that the transactions will be consummated. CRLP expects the transactions to close during the second quarter of 2007.
     Preferred Share Redemption
     On April 25, 2007, the Board of Trustees of the Trust authorized the redemption on May 30, 2007 of all of the Trust’s outstanding 4,190,414 Depositary Shares, each representing 1/100 of a 7.62 percent Series E Cumulative Redeemable Preferred Share of the Trust. In connection with the redemption of the Series E Preferred Shares, the Board of Trustees of the Trust, as general partner of CRLP, also authorized the redemption of a corresponding amount of Series E Preferred Units, all of which are held by the Trust, as general partner of CRLP. The redemption price will be $25.00 per Series E Depositary Share plus accrued and unpaid dividends for the period from April 1, 2007 through and including the redemption date, for an aggregate redemption price per Series E Depositary Share of $25.3175.
     Termination of Pension Plan
     On April 25, 2007, the Board of Trustees of the Trust approved the termination of its noncontributory defined benefit pension plan. The Trust is currently evaluating its options to initiate the termination of the plan. The Trust anticipates enhancing its 401(k) Plan as a result of the termination of the pension plan.
     Distribution
     On April 25, 2007, the Board of Trustees of the Trust declared a cash distribution to partners of CRLP in the amount of $0.68 per common unit of partnership interest, totaling approximately $38.8 million. The distribution was declared to partners of record as of May 7, 2007 and will be paid on May 14, 2007.

Report of Independent Registered Public Accounting Firm
To the Board of Trustees of Colonial Properties Trust and
Partners of Colonial Realty Limited Partnership:
We have reviewed the accompanying condensed consolidated balance sheet of Colonial Realty Limited Partnership (the “Company”) as of March 31, 2007, and the related condensed consolidated statements of income and comprehensive income for each of the three month periods ended March 31, 2007 and 2006 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income and comprehensive income, partners’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 28, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
PricewaterhouseCoopers LLP
Birmingham, Alabama
May 9, 2007

COLONIAL REALTY LIMITED PARTNERSHIP
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of the consolidated condensed financial condition and consolidated results of operations should be read together with the consolidated financial statements of Colonial Realty Limited Partnership and notes thereto contained in this Form 10-Q. This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” or the negative of these terms or comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, and our affiliates, or the industry’s actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements including, but not limited to, the risks described under the caption “Risk Factors” in our 2006 Annual Report on Form 10-K and in our quarterly filings on Form 10-Q, filed with the Securities and Exchange Commission. Such factors include, among others, the following:
•	national and local economic, business and real estate conditions including, but not limited to, the effect of demand for multifamily units, office and retail rental space, the extent, strength and duration of any economic recovery, such as the effects on demand for units and rental space and the creation of new multifamily, office and retail developments, availability and creditworthiness of tenants, the level of lease rents, and the availability of financing for both tenants and us;

•	adverse changes in real estate markets, including, but not limited to, the extent of tenant bankruptcies, financial difficulties and defaults, the extent of future demand for multifamily units and office and retail space in our core markets and barriers of entry into new markets which we may seek to enter in the future, the extent of decreases in rental rates, competition, our ability to identify and consummate attractive acquisitions on favorable terms, our ability to consummate any planned dispositions in a timely manner on acceptable terms;

•	actions, strategies and performance of affiliates that we may not control or companies, including joint ventures, in which we have made investments;

•	changes in operating costs, including real estate taxes, utilities, and insurance;

•	higher than expected construction costs;

•	development or conversion of for-sale projects could adversely affect our results of operations;

•	legislative or other regulatory decisions, including government approvals, actions and initiatives, including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof;

•	effects of tax legislative action;

•	our general partner’s ability to maintain its status as a Real Estate Investment Trust (“REIT”) for federal income tax purposes, our ability to maintain our status as a partnership for federal income tax purposes, the ability of certain of our subsidiaries to maintain their status as taxable REIT subsidiaries for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	our ability to successfully implement our strategic shift to a predominately multifamily focused REIT; including consummation of the recently announced office and retail joint venture transactions and contemplated outright retail asset sales;

•	effect of any rating agency actions on the cost and availability of new debt financing;

•	level and volatility of interest rates or capital market conditions;

•	effect of any terrorist activity or other heightened geopolitical crisis; and

•	other factors affecting the real estate industry generally.
     CRLP undertakes no obligation to publicly update or revise these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

Overview
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
     We are the operating partnership of the Trust, which is a self-administered equity real estate investment trust (a “REIT”) that owns, develops and operates multifamily, office and retail properties primarily in the Sunbelt region of the United States. The Trust is a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of commercial real estate properties. The Trust’s activities include full or partial ownership of a diversified portfolio of 216 properties as of March 31, 2007, located in Alabama, Arizona, California, Florida, Georgia, Maryland, Mississippi, Nevada, North Carolina, South Carolina, Tennessee, Texas, and Virginia, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate.
     As of March 31, 2007, we owned or maintained a partial ownership in 122 multifamily apartment communities containing a total of 36,697 apartment units (including 103 wholly-owned consolidated properties and 19 properties partially-owned through unconsolidated joint venture entities aggregating 30,909 and 5,788 units, respectively) (the “multifamily apartment communities”), 53 office properties containing a total of approximately 16.4 million square feet of office space (including 31 wholly-owned consolidated properties and 22 properties partially-owned through unconsolidated joint-venture entities aggregating 6.7 million and 9.7 million square feet, respectively) (the “office properties”), 41 retail properties containing a total of approximately 12.5 million square feet of retail space (including 31 consolidated properties and 10 properties partially-owned through unconsolidated joint venture entities aggregating 7.0 million and 5.5 million square feet, respectively) (the “retail properties”), and certain parcels of land adjacent to or near certain of these properties (the “land”). The multifamily apartment communities, the office properties, the retail properties and the land are referred to collectively as the “properties”. As of March 31, 2007, the Trust held approximately 81.4% of the interests in CRLP.
     As a lessor, the majority of our revenue is derived from tenants under existing leases at our properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments.
     Our expansion into the for-sale residential market exposes us to additional risks and challenges that, if they materialize, could have an adverse impact on our business, results of operations and financial condition. As of March 31, 2007, we had approximately $156.3 million of capital cost (based on book value) committed to our for-sale residential projects. There continues to be a softening in the condominium and single family housing markets due to increasing mortgage financing rates, increasing supplies of such assets, increasing insurance costs and uncertainties related to the cost of energy, resulting in lower sales prices and reduced sales velocity. There can be no assurances of the amount or pace of future for-sale residential sales and closings. Additional softening in the for-sale residential market could result in lower margins on sales and potentially the impairment of assets.

     The following table summarizes certain key operating performance measures for our properties as of and for the quarters ended March 31, 2007 and 2006:

	As of and for the Quarter
	Ended March 31,
	2007	2006
Multifamily Properties

Physical Occupancy	96.3%	96.2%
Same-Property Economic Occupancy (1)	83.8%	83.0%

End of Month Effective
Rent per Unit per Month	$719	$675
Capital Expenditures per Unit	$149	$61

Office Properties

Physical Occupancy	92.7%	92.8%
Base Rent per Square Foot	$18.81	$19.15
Capital Expenditures per Square Foot	$0.41	$0.79

Retail Properties

Physical Occupancy	92.3%	90.1%
Base Rent per Square Foot (2)	$18.08	$17.76
Tenant Gross Sales per Square Foot (3)	$274.77	$261.10

(1)	Economic Occupancy represents scheduled base rents, less vacancy loss, all concessions adjusted for straight-line (including but not limited to: renewals, move-ins, models, employee units), and bad debts divided by scheduled base rents.

(2)	Retail Property Base Rent per Square Foot excludes anchor tenants and tenants with leasable area greater than 10,000 square feet.

(3)	Tenant Gross Sales per Square Foot are for mall properties only and exclude tenants with a leasable area greater than 10,000 square feet.
     As shown in the table above, multifamily occupancy rates increased slightly in the first quarter 2007. Continued strength from multifamily fundamentals is evidenced by the increases in our effective rents per unit as well as our economic occupancy. Growth in effective rents was also impacted by our asset recycling program through which we sold properties in slower-growth markets and acquired properties in higher-growth markets, such as Atlanta, Austin, Charlotte, and Dallas. Capital expenditures per unit increased during the first quarter 2007 due to the timing of improvements made to older properties acquired in the Cornerstone merger. We expect to continue to invest in quality multifamily properties in high-growth markets. As a result of the anticipated change in our asset mix discussed below, we expect to continue to have greater exposure to the economic trends specific to the multifamily sector, such as:
•	changes in job growth, household formation and population growth in our markets;

•	changes in interest rates;

•	supply and demand for apartment properties in our current markets; and

•	competition, which could limit our ability to secure attractive investment opportunities, lease apartment properties, or increase or maintain rents.
     As shown in the table above, physical occupancy of our office properties decreased slightly from 92.8% in 2006 to 92.7% in 2007. The decrease is primarily due to three vacating tenants. All of these vacancies have been re-leased for second and third quarter 2007 commencements. Same store occupancy decreased from 92.8% in 2006 to 92.6% in 2007. Average rental rates decreased in 2007 by 1.8% to $18.81 per square foot from $19.15 per square foot in 2006. The decrease is due to property sales during 2006 in the high rental rate markets of Atlanta, Georgia and Miami, Florida. Lease transactions of 417,000 square feet were completed for the consolidated portfolio in the first quarter, including 259,000 square feet of new leases. Average tenant improvements and leasing commissions have increased 32.1% from 2006. This increase is primarily a result of the 94,000 square foot lease transaction with one tenant at our Colonial Center Brookwood Village development.

     During the first quarter of 2007, our retail division sold two shopping centers. We have six developments under construction representing approximately 2.0 million square feet of retail space. Due to a few significant buyouts at the end of 2006, our occupancy of 92.3% at the end of the first quarter of 2007 dropped slightly from the previous quarter but is still significantly above the 90.1% occupancy rate at the end of the first quarter of 2006, primarily as a result of continued strong leasing activity and a retention rate of over 90.0% during this quarter. Our consolidated mall tenant sales per square foot grew 5.2% over the previous year. Because of the joint venture transaction and outright retail asset sales expected to occur in the second quarter of 2007, our operating metrics are expected to change.
     As previously disclosed, the Trust has undertaken a new strategy to change its asset mix to generate approximately 75% to 80% of its net operating income from multifamily apartment communities. On April 25, 2007, the Trust entered into two agreements to sell its interests in two, to-be-formed joint ventures among the Trust, CRLP, and other limited partners of CRLP — one joint venture will own 24 office properties and two retail properties that are currently wholly-owned by CRLP (the “Office JV”) and the other joint venture will own 11 retail properties that are currently wholly-owned by CRLP (the “Retail JV”). The interests in the Office JV will be sold to an entity advised by DRA Advisors LLC (“DRA”) and the interests in the Retail JV will be sold to OZRE Retail, LLC (“Och Ziff”). CRLP will retain a 15 percent minority interest in each of the Office JV and the Retail JV, as well as management and leasing responsibilities for the properties owned by the Office JV and the Retail JV. The limited partners of the Office JV will have the opportunity to sell their membership interests in the Office JV to DRA and the limited partners of the Retail JV will have the opportunity to sell their membership interests in the Retail JV to Och Ziff. As a result, DRA will hold between approximately 70 percent and 85 percent of the membership interests of the Office JV and Och Ziff will hold between approximately 70 percent and 85 percent of the membership interests of the Retail JV, in each case depending upon the number of limited partners, if any, that elect to sell their membership interests to DRA or Och Ziff, as applicable. The Office JV portfolio is composed of 6.9 million square feet of Class A suburban office assets and two adjoining retail centers located in suburban office markets in the Sunbelt region. The Retail JV portfolio is composed of 2.7 million square feet of retail properties located in Florida, Alabama, Texas and Georgia. These transactions, which have been approved by the Board of Trustees of the Trust, are subject to certain customary closing conditions; therefore, no assurance can be made that the transactions will be consummated. We expect the transactions to close during the second quarter of 2007.
     The Trust is also actively marketing 13 additional retail assets, consisting of 3.0 million square feet of regional malls and grocery-anchored neighborhood centers, and intends to sell these assets outright. These outright sale transactions also are currently expected to be completed in the second quarter 2007. No assurances can be made as to the structure, price or other terms of such outright sale transactions on our business, financial condition and results of operations. The regional economic conditions, the demand for real estate in a specific market or numerous other factors could result in low margins on sales and an impairment of the assets to be sold outright. As of March 31, 2007, these 13 additional retail assets have a net book value of $185.2 million and are in Real estate assets held for sale on our Consolidated Condensed Balance Sheet.
     Once the anticipated joint venture and outright asset sale transactions are complete, we estimate that annualized net operating income from multifamily operations will be approximately 75% - 80% of our total net operating income, compared to approximately 50% as of March 31, 2007. While there will be less capital allocated to the commercial businesses, we currently expect to retain our development, leasing and management expertise. We expect to continue our emphasis on value creation through development of multifamily, office, mixed-use and open-air shopping center properties. Furthermore, we expect to continue to take advantage of our expertise in the commercial markets by focusing on development and opportunistic value creation, including mixed-use projects. It is currently anticipated that the proceeds from these transactions would be used to reduce our leverage and make a special distribution of approximately $10.75 per common share to the holders of the Trust’s common shares. However, any such distribution is subject to approval by the Board of Trustees of the Trust. See “Item 1.A — Risk Factors — Risks Associated with our Current Strategy to Change our Asset Mix” in this Form 10-Q.
Results of Operations — Three Months Ended March 31, 2007 and 2006
     Minimum rent for the quarter ended March 31, 2007 increased $6.2 million or 6.5% as compared to the quarter ended March 31, 2006. Minimum rent increased approximately $9.2 million due to property acquisitions completed during the last three quarters of 2006 and the first quarter of 2007, $2.7 million due to rent increases in our same property portfolio and $1.4 million due to development properties placed into service during the last three quarters of 2006 and the first quarter of 2007. These increases were offset by approximately $7.3 million attributable to properties disposed of during 2006 in which we retained a continuing interest.

     Tenant recoveries for the quarter ended March 31, 2007 decreased $1.0 million or 16.0% as compared to the quarter ended March 31, 2006. Of the decrease, approximately $1.2 million is attributable to properties disposed of during 2006 in which we retained a continuing interest, which was partially offset by approximately $0.3 million attributable to increases in our same property commercial portfolio.
     Construction revenues and construction expenses of $12.8 million and $12.4 million, respectively, for the quarter ended March 31, 2007 are a result of third party services provided by our construction company. Construction revenues and construction expenses were $12.1 million and $11.4 million, respectively, for the quarter ended March 31, 2006. These construction and development services were provided to joint ventures, CG at Canyon Creek, in which we own a 25% partnership interest, and Colonial Grand at Traditions, in which we own a 35% partnership interest. All revenues and expenses associated with our percent interest are eliminated in consolidation.
     Other property related revenue for the quarter ended March 31, 2007 increased $2.0 million or 30.0% as compared to the quarter ended March 31, 2006. The increase is a result of additional ancillary income from our existing properties and income attributable to property acquisitions completed during the last three quarters of 2006 and the first quarter of 2007.
     Other non-property related revenue for the quarter ended March 31, 2007 decreased $0.9 million as compared to the quarter ended March 31, 2006 as a result of decreased management and other fees associated with the sale of the properties owned by the DRA Southwest Partnership and various other joint venture properties sold.
     Property operating expenses of our operating properties for the quarter ended March 31, 2007 increased $2.7 million or 10.9% as compared to the quarter ended March 31, 2006. Of the increase, approximately $2.5 million is related to properties acquired during the last three quarters of 2006 and the first quarter of 2007, $0.4 million is related to development properties placed into service and $1.1 million is due to increases in our same property portfolio. These increases were partially offset by approximately $1.5 million of decreased expenses resulting from properties disposed of during 2006 in which we retained a continuing interest.
     Taxes, licenses and insurance for our operating properties for the quarter ended March 31, 2007 increased $1.1 million or 8.7% as compared to the quarter ended March 31, 2006. Of the increase, approximately $1.4 million is related to properties acquired during the last three quarters of 2006 and the first quarter of 2007, $0.4 million is related to development properties placed into service and $0.2 million is due to increases in our same property portfolio. These increases were partially offset by approximately $1.1 million of decreased expenses resulting from properties disposed of during 2006 in which we retained a continuing interest.
     Property management expenses, which consist of regional supervision and accounting costs related to property operations, were $3.5 million for the quarter ended March 31, 2007, which is $0.2 million less than prior year primarily due to reduced advertising and marketing expenses.
     General and administrative corporate expenses for the quarter ended March 31, 2007 increased $0.9 million as compared to the quarter ended March 31, 2006. This is primarily attributable to an increase in salaries and other incentives resulting from the growth of the Company and expenses incurred in connection with the joint venture transactions expected to close during the second quarter of 2007.
     Management fee and other expense, which consist of expenses related to property management and other services provided to third parties, increased $0.4 million for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006. This increase is primarily a result of salaries and benefits related to additional personnel to support our increased development activities.
     Depreciation and amortization expenses for the quarter ended March 31, 2007 decreased $1.1 million or 2.6% as compared to the quarter ended March 31, 2006. These expenses increased approximately $3.0 million due to net property acquisitions and dispositions completed during the last three quarters of 2006 and the first quarter of 2007. This net increase was offset by decreased amortization and depreciation on the Cornerstone portfolio.
     Interest expense and debt cost amortization for the quarter ended March 31, 2007 decreased $2.5 million or 8.1% as compared to the quarter ended March 31, 2006. The decrease in expense is due to a reduction in our overall leverage resulting from the net disposition of assets over the last twelve months.

     Interest income for the quarter ended March 31, 2007 increased $0.6 million or 39.3% as compared to the quarter ended March 31, 2006. This is attributable to an increase in our average notes receivable outstanding for the three months ended March 31, 2007 compared to three months ended March 31, 2006 and the recovery of previously reserved interest income.
     Income (loss) from partially owned entities for the quarter ended March 31, 2007 increased $7.4 million as compared to the quarter ended March 31, 2006. This increase is primarily attributable to the $9.2 million gain on the sale of our 25% interest in Colonial Grand at Bayshore (see Note 7 to our Notes to Consolidated Condensed Financial Statements). This gain was offset by our interest in the net loss of joint ventures entered into during 2006, which primarily relates to depreciation and amortization.
     Gain (loss) on hedging activities for the quarter ended March 31, 2007 decreased $2.5 million as compared to the quarter ended March 31, 2006, primarily as a result of settling a $200 million forward starting swap during the first quarter of 2006.
     Gains from sales of property, net of income taxes included in continuing operations for the quarter ended March 31, 2007 decreased $6.0 million as compared to the quarter ended March 31, 2006. The decrease is primarily a result of prior year gains including the sale of 90% of our interest in four South Florida retail properties.
     Income from discontinued operations for the three months ended March 31, 2007 decreased $1.4 million as compared to the three months ended March 31, 2006. At March 31, 2007, we had classified two multifamily apartment communities containing approximately 498 units and thirteen retail assets containing approximately 3.2 million square feet as held for sale. The operating property sales that occurred in the first quarter of 2007 and 2006, which resulted in gains on disposal of $34.8 million (net of income taxes of $1.5 million) and $9.2 million (net of income taxes of $1.3 million), respectively, are classified as discontinued operations (see Note 4 to our Notes to Consolidated Condensed Financial Statements).
Liquidity and Capital Resources
     Our net cash provided by operating activities decreased from $59.8 million for the three months ended March 31, 2006 to $45.3 million for the three months ended March 31, 2007, primarily due to a change in our asset mix and the reduction in our leverage as a result of asset sales.
     Net cash provided by investing activities decreased from $138.8 million for the three months ended March 31, 2006 to $23.4 million for the three months ended March 31, 2007, primarily due to the increase in property acquisitions and the decrease in sales of properties (including partially-owned properties), which were partially offset by the increase in repayments of notes receivables.
     Net cash flows used in financing activities decreased from $191.8 million for the three months ended March 31, 2006 to $137.5 million for the three months ended March 31, 2007. The decrease was primarily due to the repurchase of Preferred Series E shares during 2006. Additionally, principal repayments of debt were less in 2007, including changes in revolving credit balances and overdrafts.
     Strategic Change
     As previously disclosed, our strategy to change our asset mix to generate approximately 75% to 80% of our net operating income from multifamily properties involves the contribution of a majority of our wholly-owned office assets and retail assets into a series of joint ventures (see Note 10 to our Notes to Consolidated Condensed Financial Statements), as well as the outright sale of other retail assets. Capital proceeds from these transactions are expected to be used to reduce mortgage debt and pay a special distribution to our unitholders. These transactions are not expected to materially impact our debt to equity ratios. We also anticipate maintaining our investment grade rating, and as such, do not expect capital availability to be materially impacted as a result of the transactions.
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
     On April 25, 2007, the Board of Trustees of the Trust authorized the redemption on May 30, 2007 of all outstanding 4,190,414 Depositary Shares, each representing 1/100 of a 7.62 percent Series E Cumulative Redeemable Preferred Share of the Trust. In connection with the redemption of the Series E Preferred Shares, the Board of Trustees of the Trust, as general partner of CRLP, also authorized the redemption of the Series E Preferred Units, all of which are held by the Trust, as general partner of CRLP. The redemption price will be $25.00 per Series E Depositary Share plus accrued and unpaid dividends for the period from April 1, 2007 through and including the redemption date, for an aggregate redemption price per Series E Depositary Share of $25.3175.
     Long-Term Liquidity Needs
     Our long-term liquidity requirements consist primarily of funds necessary to pay the principal amount of our long-term debt as it matures, significant non-recurring capital expenditures that need to be made periodically at our properties, development projects that we undertake and costs associated with acquisitions of properties that we pursue. Historically, we have satisfied these requirements principally through the most advantageous source of capital at that time, which has included the incurrence of new debt through borrowings (through public offerings of unsecured debt and private incurrence of collateralized and unsecured debt), sales of common and preferred shares, capital raised through the disposition of assets, and joint venture capital transactions. We believe these sources of capital will continue to be available in the future to fund our long-term capital needs. However, factors described below and elsewhere herein may have a material adverse effect on our access to these capital sources.
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
     Over the last few years, we have maintained our asset recycling program, which allows us to maximize our investment returns through the sale of assets that have reached their maximum investment potential and reinvest the proceeds into opportunities with more growth potential. During the three months ended March 31, 2007, we sold eight multifamily apartment communities consisting of approximately 2,089 units and our 25% ownership interest in one multifamily apartment community consisting of 376 units. In addition to the sale of these multifamily properties, we sold two retail assets representing approximately 164.4 million square feet. The aggregate sales price of $168.9 million was used to repay a portion of the borrowings under our unsecured line of credit and the mortgages associated with the properties and to fund other investment opportunities. Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. Our ability to sell properties in the future to raise cash will be limited if market conditions make such sales unattractive.
     At March 31, 2007, our total outstanding debt balance was $2.3 billion. The outstanding balance includes fixed-rate debt of $2.275 billion, or 98.4% of the total debt balance, and floating-rate debt of $36 million, or 1.6% of the total debt balance. Our total market capitalization, calculated as a sum of the book value of our consolidated debt, preferred shares and units and market equity of our outstanding common shares and units, as of March 31, 2007 was $5.2 billion and our ratio of debt to market capitalization was 44.1%. We have certain loan agreements that contain restrictive covenants, which among other things require maintenance of various financial ratios. At March 31, 2007, we were in compliance with these covenants.
     Unsecured Revolving Credit Facilities
     As of March 31, 2007, CRLP, and the Trust as guarantor, has a $500.0 million unsecured revolving credit facility and a $100.0 million unsecured term loan facility (the “Credit Facilities”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and AmSouth Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association (“PNC Bank”), as Co-Senior Managing Agents and other lenders named therein. In addition to the above, CRLP has a $40.0 million cash management line provided by Wachovia that will mature March 22, 2008.
     Base rate loans and revolving loans are available under the Credit Facilities. The Credit Facilities also include a competitive bid feature that will allow CRLP to convert up to $250.0 million under the Credit Facilities to a fixed rate and for a fixed term not to exceed 90 days. Generally, base rate loans bear interest at Wachovia’s designated base rate, plus a base rate margin ranging from 0.00% to 0.25% based on our unsecured debt ratings from time to time. Revolving loans bear interest at LIBOR plus a margin ranging from 0.50% to 1.15% based on our unsecured debt ratings from time to time. Competitive bid loans bear interest at LIBOR plus a margin, as specified by the participating lenders. Term loans are available under the term loan facility and bear interest at LIBOR plus a margin ranging from 0.55% to 1.35% based on our unsecured debt ratings from time to time. The Credit Facilities, which are primarily used to finance property acquisitions and developments, had an outstanding balance at March 31, 2007 of $100.0 million, all of which was under the term loan facility. The Credit Facilities, excluding the cash management line of credit, mature and are renewable in March 2008, and provide for a one-year extension. The interest rate of the Credit Facilities, including the competitive bid balance, was 5.59% and 5.53% at March 31, 2007 and 2006, respectively. Based on our March 31, 2007 debt ratings, the spread is 80 basis points. The cash management line of credit had a $22.6 million balance as of March 31, 2007.
     The Credit Facilities contain various covenants and events of default that could trigger early repayment obligations, including, but not limited to: nonpayment, violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; and generally not paying our debts as they become due. At March 31, 2007, we were in compliance with these covenants.
     Investing Activities
     During the first quarter of 2007, we acquired three wholly-owned multifamily apartment communities containing approximately 772 units and a 15% interest in two multifamily apartment communities containing approximately 456 units at a cost of approximately $123.6 million.
     During the first quarter of 2007, we placed into service one multifamily development property and one office development property. The assets placed into service contain 422 units and approximately 110,000 square feet, respectively. The total investment, including land acquisition costs, is projected to be approximately $51.8 million. We continued with the development of seven multifamily apartment communities, two office properties and seven retail properties. These communities, if developed as anticipated, are expected to contain approximately 2,243 units, 324,000 square feet and 1,350,000 square feet, respectively, and the total investment, including land acquisition costs, is projected to be approximately $528.2 million. We also continued the development of eight for-sale projects. If these communities are developed as anticipated, the total investment, including land acquisition costs, is projected to be approximately $223.9 million. In addition to the developments previously mentioned, during the first quarter of 2007, we began the development of one additional multifamily apartment community, in which we are expected to invest $51.7 million to complete the developments. In addition to the above mentioned wholly-owned development projects, we continued with the development of two partially-owned multifamily development properties, one partially-owned retail development property and one for-sale residential development. If these unconsolidated projects are developed as anticipated, our portion of the total investment is projected to be approximately $61.4 million. During the three months ended March 31, 2007, we invested $91.2 million in development projects and certain parcels of land that were acquired for future development.
     We regularly incur significant expenditures in connection with the re-leasing of our office and retail space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly depending on negotiations with tenants. We also incur expenditures for certain recurring capital expenses. During the three months ended March 31, 2007, we incurred approximately $8.6 million related to tenant improvements and leasing commissions, and approximately $5.8 million of recurring capital expenditures. We expect to pay for future re-leasing and recurring capital expenditures out of cash from operations.
     Distribution
     The distribution on our common units was $0.68 per unit for the third quarter of 2006. We also pay regular quarterly distributions on our preferred units. We expect that, as a result of the change to our business resulting from the joint venture and outright retail asset sale transactions described above, our regularly quarterly distribution rate will be reduced from an annualized distribution rate of $2.72 per common unit to an annualized distribution rate of approximately $2.02 — $2.15 per common unit, beginning with our third quarter 2007 common unit distribution. The maintenance of these distributions is subject to various factors, including the discretion of Board of Trustees of the Trust, our ability to pay distributions under Delaware law, the availability of cash to make the necessary distributions and the effect of REIT distribution requirements, which require at least 90% of the Trust’s taxable income to be distributed to its shareholders.
     In connection with the closing of the office and retail joint venture transactions described above, the Trust expects to pay a special cash distribution of approximately $10.75 per common share, representing an aggregate distribution of approximately $500 million from the proceeds of the joint venture and outright retail asset sale transactions described above. This special distribution is subject to approval by the Board of Trustees of the Trust and consummation of the joint venture transactions. Also in connection with the closing, and subject to the consummation, of the joint venture transactions, CRLP expects to make an in-kind distribution of membership interests in the Office JV and the Retail JV to the limited partners of CRLP during the second quarter of 2007. The record date for this distribution will be announced in advance. The limited partners of CRLP will be provided with information in advance of the record date regarding the Office JV, the Retail JV and the opportunity that they have to sell their membership interests in the Office JV to DRA and their membership interests in the Retail JV to Och-Ziff.
Off-Balance Sheet Arrangements
     At March 31, 2007, our share of mortgage debt of unconsolidated joint ventures is $342.7 million. We do not have any other off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources. The execution of our current strategy to change our mix of assets may result in a significant increase in unconsolidated third party mortgage indebtedness, which could also negatively impact our results of operations, liquidity or capital resources. See “Risk Factors — Risks Associated with our Current Strategy to Change our Asset Mix” included in Item 1A of our 2006 Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
     Refer to our 2006 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include real estate development, principles of consolidation, revenue recognition, valuation of receivables, and accounting policies for derivatives. During the three months ended March 31, 2007, there were no material changes to these policies.
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
     As of March 31, 2007, derivatives with a fair value of $0.5 million were included in other assets. The change in net unrealized income (losses) of ($0.2) million and $6.3 million for derivatives designated as cash flow hedges for the three months ended March 31, 2007 and 2006, respectively, is a component of partners’ equity. There were no outstanding derivatives not designated as hedges during the three months ended March 31, 2007. The change in fair value of derivatives not designated as hedges of $2.7 million is included in gains on hedging activities for the three months ended March 31, 2006.
     During February 2006, we settled a $200.0 million forward starting interest rate swap and received a payment of approximately $4.3 million. This forward starting interest rate swap was in place to convert the floating rate payments on certain expected future debt obligations to a fixed rate. This derivative originally qualified for hedge accounting under SFAS No. 133. However, in December of 2005 as a result of a modification to the forecasted transaction, this derivative no longer qualified for hedge accounting. As a result, we began treating this derivative as an economic hedge during 2005. Changes in the fair value of this derivative were recognized in earnings in other income (expense) and totaled approximately $2.7 million for the period of time the derivative was active during the three months ended March 31, 2007. The fair value of this derivative at the time it no longer qualified for hedge accounting was approximately $1.5 million, which will remain in accumulated other comprehensive income and be reclassified to interest expense over the applicable period of the associated debt, which is approximately 9.5 years at March 31, 2007.
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
     An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At March 31, 2007, our exposure to rising interest rates was mitigated by the existing debt level of 44.1% of our total market capitalization, the high percentage of fixed rate debt (98.4%), and the use of interest rate swaps to effectively fix the interest rate on approximately $100.0 million through March 2008. As it relates to the short-term, we anticipate increases in interest expense resulting from increasing inflation to be less than future increases in income before interest.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     As of March 31, 2007, we had approximately $36.4 million of outstanding floating rate debt. We do not believe that the interest rate risk represented by our floating rate debt is material in relation to our $2.3 billion of outstanding total debt, our $4.3 billion of total assets and $5.2 billion total market capitalization as of March 31, 2007.
     If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease annual future earnings and cash flows by approximately $0.4 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $0.4 million. This assumes that the amount outstanding under our variable rate debt remains approximately $36.4 million, the balance as of March 31, 2007.
     As of March 31, 2007, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).
Item 4. Controls and Procedures
(a) Disclosure controls and procedures.
   An evaluation was performed under the supervision and with the participation of our management, including our general partner’s chief executive officer and chief financial officer, of the effectiveness as of March 31, 2007 of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.
(b) Changes in internal control over financial reporting.
   There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
          You should carefully consider the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the other information contained in our 2007 Quarterly Reports on Form 10-Q and the descriptions included in our consolidated financial statements and accompanying notes before making an investment decision regarding our Company. The risks and uncertainties described herein and in our 2006 Annual Report on Form 10-K are not the only ones facing us and there may be additional risks that we do not presently know of or that we currently consider not likely to have a significant impact. All of these risks could adversely affect our business, financial condition, results of operations and cash flows. In addition to the risks identified in our 2006 Annual Report on Form 10-K, we are also subject to the following additional risk:
The Trust is in the process of changing its business plan to focus predominately on multifamily properties and face certain risks inherent in the implementation of this strategy.
          As part of the Trust’s previously announced strategic plan to focus on multifamily properties and sell the majority of its wholly-owned office and retail assets into a series of joint ventures, the Trust entered into two agreements to sell its interests in two, to-be-formed joint ventures among the Trust, CRLP, and other limited partners of CRLP — one joint venture will own 24 office properties and two retail properties that are currently wholly-owned by CRLP (the “Office JV”) and the other joint venture will own 11 retail properties that are currently wholly-owned by CRLP (the “Retail JV”). The interests in the Office JV will be sold to an entity advised by DRA Advisors LLC (“DRA”) and the interests in the Retail JV will be sold to OZRE Retail, LLC (“Och Ziff”). CRLP will retain a 15 percent minority interest in each of the Office JV and the Retail JV, as well as management and leasing responsibilities for the properties owned by the Office JV and the Retail JV.
          To complete the joint venture transactions, the Trust, DRA and Och Ziff must obtain certain approvals and consents that are customary in transactions of this nature, and as of the date hereof, all such approvals and consents have not been obtained. If all required consents and approvals are not received, or they are not received on terms that satisfy the conditions set forth in the agreements, then neither the Trust, DRA nor Och Ziff, as applicable, will be obligated to complete the joint venture transaction. In addition, each agreement contains other customary closing conditions which may not be satisfied or waived. Therefore, there can be no assurance that the joint venture transactions will be completed in a timely fashion, or at all.
          If we are delayed or unable to complete either joint venture transaction, we would be subject to a number of risks, including the following:
•	We would not realize the expected benefits of the proposed transactions, including the full execution of our long-term strategy to become principally a multifamily REIT, or our ability to realize these expected benefits would be delayed; and

•	We would continue to be exposed to the general competitive pressures and risks associated with the ownership of office and retail assets discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and other SEC filings, which pressures and risks could be increased if the joint venture transactions are not completed or completion is significantly delayed.
Furthermore, in the event that we do consummate the joint venture transactions, joint ventures involve risks not customarily associated with our wholly-owned properties. See “Risk Factors — Risks Associated with Our Operations — Our joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on our joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint venture partners” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Trust from time to time issues common shares of beneficial interest (“Common Shares”) pursuant to its Direct Investment Program, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, and its Employee Share Option and Restricted Share Plan, in transactions that are registered under the Securities Act of 1933, as amended (the “Act”). Pursuant to CRLP’s Third Amended and Restated Agreement of Limited Partnership, each time the Trust issues Common Shares pursuant to the foregoing plans, CRLP issues to the Trust, its general partner, an equal number of units for the same price at which the Common Shares were sold, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act. During the quarter ended March 31, 2007, CRLP issued 263,001 common units for direct investments and other issuances under employee and nonemployee plans for an aggregate of approximately $10.7 million.
Item 5. Other Information
     On May 4, 2007, CRLP, the Trust (the “Company”) and Thomas H. Lowder entered into a non-competition agreement (the “Non-Competition Agreement”). As previously disclosed, in connection with the 2006 change in Mr. Lowder’s title and duties, the Company and Mr. Lowder agreed to enter into a non-competition agreement which would replace the existing employment agreement originally entered into between Mr. Lowder and the Company on September 29, 1993 (the “Employment Agreement”). Accordingly, the Non-Competition Agreement replaces and terminates the Employment Agreement. The Non-Competition Agreement restricts Mr. Lowder from competing with the Company during the period in which Mr. Lowder serves as Chairman of the Board of the Company (or otherwise as an employee of the Company), and for two years thereafter (the “Restricted Period”). During the Restricted Period Mr. Lowder cannot engage in any way, directly or indirectly, in the acquisition, operation, development, management, leasing or disposition of any real property or any improvements thereon, other than in his capacity as a director, trustee, officer or equity owner of the Company, and other than certain permitted activities specified in the Non-Competition Agreement. During the two-year, post-termination period, Mr. Lowder is entitled to compensation equal to two times his annual salary determined at the time he ceases to serve as Chairman of the Board of the Company (or otherwise as an employee of the Company) payable in substantially equal monthly installments over the two-year period. The Non-Competition agreement also contains a nonsolicitation covenant that applies during the Restricted Period to employees, independent contractors and tenants of any property in which the Company has at least a 50% equity interest. A copy of the Non-Competition Agreement is filed as Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 and is incorporated herein by reference.
Item 6. Exhibits
     The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COLONIAL REALTY LIMITED PARTNERSHIP,
A Delaware limited partnership

	By:	Colonial Properties Trust, Its General Partner

Date: May 9, 2007	By:	/s/ Weston M. Andress

Weston M. Andress
President and Chief Financial Officer

Date: May 9, 2007	By:	/s/ John E. Tomlinson

John E. Tomlinson
Executive Vice President &
Chief Accounting Officer
(Principal Accounting Officer)

Index of Exhibits

10.1	Non-Competition Agreement, dated May 4, 2007, among Colonial Realty Limited Partnership, Colonial Properties Trust and Thomas H. Lowder	Incorporated by reference to Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q for the period ending March 31, 2007

10.2	Summary of 2007 Annual Incentive Plan	Incorporated by reference to Exhibit 10.2 to the Trust’s Quarterly Report on Form 10-Q for the period ending March 31, 2007

10.3	Trustee Compensation Policy for 2007	Incorporated by reference to Exhibit 10.3 to the Trust’s Quarterly Report on Form 10-Q for the period ending March 31, 2007

12.1	Ratio of Earnings to Fixed Charges	Filed herewith

15.1	Letter re: Unaudited Interim Financial Information	Filed herewith

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith