Form 10-Q
period 2007-09-30
COLONIAL REALTY LIMITED PARTNERSHIP
filed 2007-11-09
CIK 1013844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007
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
YES ☐      NO ☑

COLONIAL REALTY LIMITED PARTNERSHIP
INDEX TO FORM 10-Q

Page
PART I: FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements (Unaudited):

Consolidated Condensed Balance Sheets as of September 30, 2007 and December 31, 2006	3

Consolidated Condensed Statements of Income and Comprehensive Income for the Three and Nine Months ended September 30, 2007 and 2006	4

Consolidated Condensed Statements of Cash Flows for the Nine Months ended September 30, 2007 and 2006	5

Notes to Consolidated Condensed Financial Statements	6

Report of Independent Registered Public Accounting Firm *	24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures about Market Risk	40

Item 4. Controls and Procedures	40

PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 6. Exhibits	40

SIGNATURES	41

EXHIBIT INDEX	42
EX-12.1 RATIO OF EARNINGS TO FIXED CHARGES
EX-15.1 LETTER RE: UNAUDITED INTERIM FINANCIAL INFORMATION
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO
* Review by Independent Registered Public Accounting Firm
Review of the interim consolidated condensed financial information included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2007 and 2006 has been performed by PricewaterhouseCoopers LLP, Colonial Realty Limited Partnership’s independent registered public accounting firm. The independent accountants’ report on Colonial Realty Limited Partnership’s interim consolidated condensed financial information is included on page 24. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended, and therefore, the independent accountants’ liability under Section 11 does not extend to it.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(in thousands, except unit data)

	September 30, 2007	December 31, 2006
ASSETS
Land, buildings, & equipment	$2,612,443	$3,601,865
Undeveloped land and construction in progress	519,852	434,196
Less: Accumulated depreciation	(301,760)	(420,359)
Real estate assets held for sale, net	49,652	381,445
Net real estate assets	2,880,187	3,997,147

Cash and equivalents	152,841	87,647
Restricted cash	10,754	15,907
Accounts receivable, net	26,273	26,138
Notes receivable	31,747	61,269
Prepaid expenses	7,402	19,519
Deferred debt and lease costs	15,207	42,258
Investment in partially owned entities	77,359	92,892
Other assets	48,318	88,997

Total assets	$3,250,088	$4,431,774

LIABILITIES AND PARTNERS’ EQUITY
Notes and mortgages payable	$1,602,502	$2,165,884
Unsecured credit facility	27,000	185,000
Mortgages payable related to real estate assets held for sale	—	47,022

Total debt	1,629,502	2,397,906

Accounts payable	72,967	75,185
Accrued interest	26,112	32,469
Accrued expenses	23,527	16,557
Other liabilities	10,255	26,546

Total liabilities	1,762,363	2,548,663

Redeemable units, at redemption value - 10,219,343 and 10,579,261 units outstanding at September 30, 2007 and December 31, 2006, respectively	350,523	495,956

Limited partners’ minority interest in consolidated partnership	2,613	7,406

General partner -
Common equity - 46,976,839 and 46,144,909 units outstanding at September 30, 2007 and December 31, 2006, respectively	923,812	1,066,063
Preferred equity ($125,000 liquidation preference)	120,550	224,986

Limited partners’ preferred equity ($100,000 liquidation preference)	97,406	97,406
Accumulated other comprehensive income (loss)	(7,179)	(8,706)

Total general partners’ equity	1,134,589	1,379,749

Total liabilities and partners’ equity	$3,250,088	$4,431,774

The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Minimum rent	$67,892	$93,858	$264,006	$279,229
Tenant recoveries	1,026	5,391	10,672	16,950
Construction revenues	11,154	7,617	26,340	22,283
Other property related revenue	7,828	6,868	32,007	26,793
Other non-property related revenue	5,490	4,891	14,044	13,523

Total revenue	93,390	118,625	347,069	358,778

Operating Expenses:
Property operating expenses	21,966	27,120	76,697	76,489
Taxes, licenses, and insurance	10,301	13,138	36,942	37,684
Construction expenses	9,280	6,653	29,146	25,680
Property management expenses	2,365	3,258	9,812	9,800
General and administrative expenses	5,782	6,279	19,710	16,025
Management fee and other expense	3,984	3,051	11,145	9,044
Restructuring charge	—	—	1,528	—
Depreciation	23,842	32,189	89,763	96,561
Amortization	835	4,479	9,741	13,454
Impairment	44,129	—	44,129	—

Total operating expenses	122,484	96,167	328,613	284,737

Income from operations	(29,094)	22,458	18,456	74,041

Other income (expense):
Interest expense and debt cost amortization	(19,111)	(31,585)	(76,527)	(93,710)
Losses on retirement of debt	—	—	(12,521)	(628)
Interest income	2,852	1,929	6,124	5,864
Income (loss) from partially owned entities	6,886	(2,101)	11,609	(4,105)
Gain (loss) on hedging activities	—	37	345	2,589
Gains from sales of property, net of income taxes of $628 (Q3) and $1,475 (YTD) in 2007 and $162 (Q3) and $1,484 (YTD) in 2006	4,689	1,443	17,549	39,551
Transaction costs	—	—	(11,026)	—
Minority interest of limited partners	20	406	245	482
Income taxes and other	16,545	138	15,733	(1,008)

Total other income (expense)	11,881	(29,733)	(48,469)	(50,965)

Income (loss) from continuing operations	(17,213)	(7,275)	(30,013)	23,076

Income from discontinued operations	759	8,119	9,370	22,229
Gain on disposal of discontinued operations, net of taxes of $95 (Q3) and $1,779 (YTD) in 2007 and $2,178 (Q3) and $6,766 (YTD) in 2006	17,193	23,661	91,477	41,382
Minority interest of limited partners	(4,079)	24	(4,152)	(2,650)

Income from discontinued operations	13,873	31,804	96,695	60,961

Net income	(3,340)	24,529	66,682	84,037

Distributions to general partner preferred unitholders	(2,539)	(4,550)	(10,900)	(16,354)
Distributions to limited partner preferred unitholders	(1,813)	(1,813)	(5,437)	(5,438)
Preferred unit issuance costs write-off	(29)	(45)	(360)	(2,128)

Net income available to common unitholders	$(7,721)	$18,121	$49,985	$60,117

Net income available to common unitholders allocated to limited partners	1,380	(3,389)	(9,132)	(11,441)

Net income (loss) available to common unitholders allocated to general partner	$(6,341)	$14,732	$40,853	$48,676

Net income per common unit — Basic:
Income (loss) from continuing operations	$(0.38)	$(0.24)	$(0.83)	$(0.02)
Income from discontinued operations	0.24	0.57	1.71	1.09

Net income per common unit — Basic	$(0.14)	$0.32	$0.89	$1.07

Net income per common unit — Diluted:
Income (loss) from continuing operations	$(0.38)	$(0.24)	$(0.83)	$(0.02)
Income from discontinued operations	0.24	0.57	1.71	1.09

Net income per common unit — Diluted	$(0.14)	$0.32	$0.89	$1.07

Average units outstanding:
Basic	56,793	56,286	56,474	56,084

Diluted	56,793	56,286	56,474	56,084

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$(3,340)	$24,529	$66,682	$84,037
Other comprehensive income
Unrealized income (loss) on cash flow hedging activities	—	(13,731)	(138)	(2,492)
Change in additional minimum pension liability	—	—	1,600	—

Comprehensive income	$(3,340)	$10,798	$68,144	$81,545

The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$66,682	$84,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,729	126,108
Loss (income) from partially-owned unconsolidated entities	(11,609)	4,105
Gains from sales of property	(112,280)	(89,182)
Transaction costs	11,026	—
Impairment	46,629	—
Loss on retirement of debt	12,521	—
Prepayment penalties	(29,207)	—
Distributions of income from partially-owned unconsolidated entities	8,489	7,345
Decrease (increase) in:
Restricted cash	5,153	(7,060)
Accounts receivable	(1,015)	7,545
Prepaid expenses	12,386	(980)
Other assets	(33,629)	(8,340)
Increase (decrease) in:
Accounts payable	15,280	(13,248)
Accrued interest	(6,359)	3,363
Accrued expenses and other	13,123	28,212

Net cash provided by operating activities	96,919	141,904

Cash flows from investing activities:
Acquisition of properties	(125,400)	(306,245)
Development expenditures	(292,115)	(251,514)
Tenant improvements	(5,881)	(19,397)
Capital expenditures	(23,940)	(21,475)
Proceeds from sales of property, net of selling costs	590,533	528,735
Transaction costs	(11,026)	—
Issuance of notes receivable	(19,725)	(30,964)
Proceeds from notes receivable	49,247	12,150
Distributions from partially-owned unconsolidated entities	68,331	27,648
Capital contributions to partially-owned unconsolidated entities	(13,319)	(10,836)

Net cash provided by (used in) investing activities	216,705	(71,898)

Cash flows from financing activities:
Proceeds from dividend reinvestment plan and exercise of stock options	12,979	22,539
Principal reductions of debt	(655,073)	(186,741)
Proceeds from additional borrowings	818,748	274,011
Net change in revolving credit balances	(171,544)	41,783
Dividends paid to common and preferred unitholders	(137,104)	(136,551)
Special distributions	(11,999)	—
Redemption of Preferred Series C Shares	—	(50,083)
Redemption of Preferred Series E Shares	(104,768)	(28,444)
Other financing activities, net	331	(7,958)

Net cash used in financing activities	(248,430)	(71,444)

Increase (decrease) in cash and cash equivalents	65,194	(1,438)
Cash and cash equivalents, beginning of period	87,647	30,615

Cash and cash equivalents, end of period	$152,841	$29,177

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including amounts capitalized	$100,529	$103,727
Cash paid during the period for income taxes	$4,463	$16,876

Supplemental disclosure of non-cash transactions:
Cash flow hedging activities	$(138)	$2,492
The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
NOTES TO
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2007
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
Note 1 — Organization and Business
     Colonial Realty Limited Partnership (“CRLP”) is the operating partnership of Colonial Properties Trust (the “Trust”), an Alabama real estate investment trust (“REIT”) whose shares are traded on the New York Stock Exchange. The Trust was originally formed as a Maryland REIT on July 9, 1993 and reorganized as an Alabama REIT under a new Alabama REIT statute on August 21, 1995. The Trust is a fully integrated, self-administered and self-managed REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of commercial real estate property. The Trust’s activities include ownership or partial ownership and operation of a portfolio of 198 properties as of September 30, 2007, consisting of multifamily, office and retail properties located in Alabama, Arizona, California, Florida, Georgia, Maryland, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of September 30, 2007, including properties in lease-up, the Trust owns interests in 120 multifamily apartment communities (including 100 wholly-owned consolidated properties and 20 properties partially-owned through unconsolidated joint venture entities), 48 office properties (including 2 wholly-owned consolidated properties and 46 properties partially-owned through unconsolidated joint venture entities) and 30 retail properties (including 6 consolidated properties and 24 properties partially-owned through unconsolidated joint venture entities).
Note 2 — Strategic Initiative
     In November 2006, the Trust announced that it was accelerating its plan to become a multi-family focused REIT by reducing its ownership interests in its office and retail divisions. To facilitate this plan, in June 2007, the Trust completed two joint venture transactions, one involving 26 properties and the other involving 11 properties. In addition, in July 2007, the Trust completed the outright sale of an additional 12 retail properties. Each of these transactions is discussed in more detail below.
     On June 15, 2007, the Trust completed its office joint venture transaction with DRA G&I Fund VI Real Estate Investment Trust, an entity advised by DRA Advisors LLC (“DRA”). The Trust sold to DRA its 69.8% interest in the newly formed joint venture (the “DRA/CLP JV”) that became the owner of 24 office properties and two retail properties that were previously wholly-owned by CRLP. Total sales proceeds from the sale of this 69.8% interest were approximately $369.0 million. CRLP retained a 15% minority interest in the DRA/CLP JV (see Note 9), as well as management and leasing responsibilities for the 26 properties. In addition to the approximate 69.8% interest purchased from the Trust, DRA purchased an aggregate of 2.6% of the interests in the DRA/CLP JV from limited partners of CRLP. As of September 30, 2007, DRA owned an approximate 72.4% interest in the DRA/CLP JV, a subsidiary of CRLP owned a 15% interest and certain limited partners of CRLP that did not elect to sell their interests in the DRA/CLP JV owned the remaining approximate 12.6% interest. The purchase price paid by DRA for each limited liability company interest it acquired in the DRA/CLP JV was based on a portfolio value of approximately $1.13 billion, of which approximately $588.2 million was funded with mortgage indebtedness. The Trust recorded a net gain of approximately $213.4 million on the sale of its 69.8% interest to DRA. The Trust also deferred a gain of approximately $7.2 million as a result of certain obligations it assumed in the transaction. The Trust recognized approximately $3.1 million of this deferred gain as a result of a reduction of the related obligation during the three months ended September 30, 2007. In connection with the office joint venture transaction, 85% of the DRA/CLP JV membership units were distributed to the Trust and all limited partners of CRLP on a pro rata basis. CRLP recorded this distribution at book value.

     On June 20, 2007, the Trust completed its retail joint venture transaction with OZRE Retail, LLC (“OZRE”). The Trust sold to OZRE its 69.8% interest in the newly formed joint venture (the “OZRE JV”) that became the owner of 11 retail properties that were previously wholly-owned by CRLP. Total sales proceeds from the sale of this 69.8% interest were approximately $115.0 million. CRLP retained a 15% minority interest in the OZRE JV (see Note 9), as well as management and leasing responsibilities for the 11 properties. In addition to the approximate 69.8% interest purchased from the Trust, OZRE purchased an aggregate of 2.7% of the interests in the OZRE JV from limited partners of CRLP. As of September 30, 2007, OZRE owned an approximate 72.5% interest in the OZRE JV, a subsidiary of CRLP owned a 15% interest and certain limited partners of CRLP that did not elect to sell their interests in the OZRE JV to OZRE owned the remaining approximate 12.5% interest. The purchase price paid by OZRE for each limited liability company interest it acquired in the OZRE JV was based on a portfolio value of approximately $360.0 million, of which approximately $187.2 million was funded with mortgage indebtedness. The Trust recorded a net gain of approximately $64.7 million on the sale of its 69.8% interest to OZRE. The Trust also deferred a gain of approximately $8.5 million as a result of certain obligations it assumed in the transaction. The Trust recognized approximately $5.0 million of this deferred gain as a result of a reduction of the related obligation during the three months ended September 30, 2007. In connection with the retail joint venture transaction, 85% of the OZRE JV membership units were distributed to the Trust and all limited partners of CRLP on a pro rata basis. CRLP recorded this distribution at book value.
     Additionally, in July 2007, the Trust completed its strategic initiative with the outright sale by CRLP of an additional 11 retail assets for an aggregate sales price of $129.0 million (see Note 5 for additional discussion). As a result of the sale of one of these assets for less than its carrying value, CRLP recorded an impairment charge of approximately $2.5 million during the three months ended June 30, 2007, which is included in Income from discontinued operations in the Consolidated Condensed Statements of Income for the nine months ended September 30, 2007. In addition, CRLP sold a retail property, of which it owned 90%, for a sales price of $74.4 million (see Note 5 for additional discussion).
     As a result of the above joint venture transactions, the Trust paid a special dividend of $10.75 per share on June 27, 2007. The remaining proceeds from these transactions were used to pay down CRLP’s outstanding indebtedness (see Note 10). During the three months ended June 30, 2007, CRLP incurred approximately $29.2 million in prepayment penalties, which was partially offset by the write-off of approximately $16.7 million in debt intangibles. These amounts are included in Losses on retirement of debt in the Consolidated Condensed Statements of Income for the nine months ended September 30, 2007.
     During the three months ended June 30, 2007, CRLP incurred transaction costs of approximately $11.0 million (excluding minority interest of approximately $2.0 million) in connection with the office and retail joint venture transactions, including employee incentives of approximately $0.5 million. These transaction costs were recorded as a part of the net gain recorded by the Trust for the two joint venture transactions. During the three months ended June 30, 2007, CRLP also incurred approximately $1.5 million of non-divisional termination benefits and severance costs associated with its strategic initiative, which are classified as Restructuring charges in the Consolidated Condensed Statements of Income for the nine months ended September 30, 2007, pursuant to Financial Accounting Standards Board (“FASB”) No. 146. As of September 30, 2007, all of these costs had been paid.
Note 3 — Summary of Significant Accounting Policies
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
     Entities in which CRLP owns, directly or indirectly, a fifty percent or less interest and does not control are reflected in the consolidated financial statements as investments accounted for under the equity method. Under this method, the investment is carried at cost plus or minus equity in undistributed earnings or losses since the date of acquisition. For those entities in which CRLP owns less than 100% of the equity interest, CRLP consolidates the entity if CRLP has the direct or indirect ability to make major decisions about the entities’ activities based on the terms of the respective joint venture agreements which specify the sharing of participating and protective rights such as decisions regarding major leases, encumbering the entities with debt and whether to dispose of entities. CRLP also consolidates certain partially-owned entities and other subsidiaries if CRLP owns less than 100% of the equity interest and is deemed to be the primary beneficiary as defined by the Financial

Accounting Standards Board (“FASB”) Interpretation 46 “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51, as revised (“FIN 46(R)”). CRLP eliminates in consolidation revenues and expenses associated with its percentage interest in unconsolidated subsidiaries.

     CRLP recognizes minority interest in its Consolidated Balance Sheets for partially-owned entities that CRLP consolidates. The minority partners’ share of current operations is reflected in minority interest of limited partners in the Consolidated Statements of Income.
     Federal Income Tax Status
     CRLP has no provision for income taxes since all taxable income or loss or tax credits are passed through to the partners. The Trust has made an election to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ending December 31, 1993. If the Trust qualifies for taxation as a REIT, the Trust generally will not be subject to federal income tax to the extent it distributes at least 90% of its REIT taxable income to its shareholders. Even if the Trust qualifies for taxation as a REIT, the Trust may be subject to certain federal, state and local taxes on its income and property and to federal income and excise taxes on its undistributed income even if it does qualify as a REIT. For example, the Trust will be subject to income tax to the extent it distributes less than 100% of its REIT taxable income (including capital gains) and the Trust has certain gains that if recognized will be subject to corporate tax because the Trust acquired the assets in tax-free acquisitions of non-REIT corporations.
     CRLP’s consolidated financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. CPSI provides property development, construction services, leasing and management services for joint-venture and third-party owned properties and administrative services to CRLP and engages in for-sale development and conversion activity. CRLP generally reimburses CPSI for payroll and other costs incurred in providing services to CRLP. All inter-company transactions are eliminated in the accompanying consolidated condensed financial statements. CPSI’s consolidated provision (benefit) for income taxes was ($15.6) million and $2.2 million for the three months ended September 30, 2007 and 2006, respectively. CPSI’s effective income tax rate was 40.5% and 39.8% for the three months ended September 30, 2007 and 2006, respectively. CPSI’s consolidated provision (benefit) for income taxes was ($12.5) million and $9.4 million for the nine months ended September 30, 2007 and 2006, respectively. CPSI’s effective income tax rate was 41.0% and 38.9% for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, CPSI has a deferred tax asset of approximately $16.5 million, which resulted from the impairment charge related to its for-sale residential properties. This deferred tax asset is classified in Other assets in the accompanying Consolidated Condensed Balance Sheets.  CPSI has assessed the recoverability of this asset and believes that recovery is more likely than not as of September 30, 2007.
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
     Tax years 2004 through 2006 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.
     CRLP may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. When CRLP has received an assessment for interest and/or penalties, it has been classified in the financial statements as income tax expense.
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
     Unaudited Interim Statements
     The consolidated condensed financial statements as of and for the three and nine months ended September 30, 2007 and 2006 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair statement of the results of the interim periods. All such adjustments are of a normal, recurring nature, except for the items discussed in Note 2 above.
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
     For newly developed for-sale residential projects, CRLP accounts for each project under either the Completed Contract Method or the Percentage of Completion Method based on a specific evaluation of the factors specified in SFAS No. 66. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with SFAS No. 66. Under the percentage-of-completion method, revenues and the associated gains are recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs for each unit under a binding real estate contract. As of September 30, 2007, no for-sale residential projects are accounted for under the percentage-of-completion method.
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
     Impairment
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” land inventory and related for-sale residential projects under development are reviewed for potential write-downs when impairment indicators are present. SFAS No. 144 requires that in the event the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, impairment charges are required to be recorded to the extent that the fair value of such assets is less than their carrying amounts. These estimates of cash flows are significantly impacted by estimates of sales price, selling velocity, sales incentives, construction costs and other factors. Due to uncertainties in the estimation process, actual results could differ from such estimates. For those assets deemed to be impaired, the impairment to be recognized is to be measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. CRLP determines fair value based on a probability weighted discounted future cash flow analysis which incorporates available market information as well as other assumptions made by management.

     CRLP recorded an impairment charge of $0.8 million in the three months ended September 30, 2007, a result of fire damage at two separate multifamily apartment communities. The fires resulted in the loss of a total of 20 units at the two properties.
     CRLP recorded an impairment charge of $43.3 million in the three months ended September 30, 2007, related to its for-sale residential business (see Note 6 for additional discussion).
     Notes Receivable
     Notes receivable consist primarily of promissory notes issued by third parties, of which approximately $26.3 million relates to a for-sale residential project and is secured by a first mortgage interest.  CRLP records notes receivable at cost. CRLP evaluates the collectibility of both interest and principal for each of its notes to determine whether it is impaired. A note is considered to be impaired when, based on current information and events, it is probable that CRLP will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the value of the collateral if the note is collateral dependent. CRLP had recorded accrued interest related to its outstanding notes receivable of $0.5 million and $5.2 million as of September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007, CRLP had recorded a reserve of $0.4 million against its outstanding notes receivable and accrued interest. The weighted average interest rate on the notes receivable is approximately 8.3% and 11.8% per annum as of September 30, 2007 and December 31, 2006, respectively. Interest income is recognized on an accrual basis.
     New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007. CRLP is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.
     In November 2006, the FASB ratified EITF Issue No. 06-8 (“EITF No. 06-8”), “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums.” EITF No. 06-8 provided additional guidance on whether the seller of a condominium unit is required to evaluate the buyer’s continuing investment under SFAS No. 66 in order to recognize profit from the sale under the percentage of completion method. The EITF concluded that both the buyer’s initial and continuing investment must meet the criteria in SFAS No. 66 in order for condominium sale profits to be recognized under the percentage of completion method. Sales of condominiums not meeting the continuing investment test must be accounted for under the deposit method (a method consistent with CRLP’s above stated Completed Contract Method). EITF No. 06-8 is effective January 1, 2008. As discussed above, CRLP accounts for condominium and for-sale residential sales using similar criteria to those stated in EITF No. 06-8. In addition, as of September 30, 2007, no condominium projects are accounted for under the percentage-of-completion method. As a result, CRLP does not expect that the adoption of EITF No. 06-8 will have a material impact on CRLP’s financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. CRLP is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.
Note 4 — Capital Structure
     At September 30, 2007, the Trust controlled CRLP as CRLP’s sole general partner and as the holder of approximately 82.1% of the common units of CRLP and 55.3% of the preferred units Series D Cumulative Redeemable Preferred Units (the “Series D Preferred Units”). The limited partners of CRLP who hold common units or “redeemable units” are primarily those persons (including certain officers and trustees of the Trust) who, at the time of the Trust’s initial public offering, elected to hold all or a portion of their interest in the form of units rather than receiving common shares of the Trust, or individuals from whom CRLP acquired certain properties who elected to receive units in exchange for the properties. Redeemable units represent the number of outstanding limited partnership units as of the date of the applicable balance sheet, valued at the closing market value of the Trust’s common shares. Each redeemable unit may be redeemed by the holder thereof for either one common share of the Trust or cash equal to the fair market value thereof at the time of such redemption, at the option of the Trust. Additionally, CRLP has outstanding $100 million of Series B Preferred Units issued in a private placement, that are exchangeable for 7.25% Series B Cumulative Redeemable Perpetual Preferred Shares of the Trust on or after August 24, 2009 at the option of the holders of the Series B Preferred Units.
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
Note 5 — Acquisition and Disposition Activity
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
     During the second quarter of 2007, CRLP acquired the remaining interest in a 312-unit multifamily apartment community and a partial interest in a 319-unit multifamily apartment community for approximately $26.9 million. The transactions were funded by proceeds from borrowings under CRLP’s unsecured line of credit and newly issued mortgage debt.
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

     During the second quarter of 2007, CRLP disposed of four wholly-owned multifamily assets totaling 1,051 units at a sales price of approximately $94.7 million, in the aggregate, and two wholly-owned retail assets totaling approximately 339,900 square feet for approximately $47.8 million, in the aggregate. The proceeds from the sale of these assets were used to repay a portion of the borrowings under CRLP’s unsecured line of credit.
     On July 12, 2007, CRLP disposed of the following 11 retail properties:

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
     These 11 assets, totaling 2.6 million square feet, were sold for an aggregate sales price of $129.0 million. The proceeds from the sale were used to fund developments and for other general corporate purposes. During the three months ended June 30, 2007, CRLP recorded an impairment charge to write down one of these assets to its estimated fair value. There was no gain or loss recorded on the disposition of these assets.
     On July 17, 2007, CRLP disposed of its 90% interest in Village on the Parkway, a 380,500 square foot retail asset located in Dallas, Texas. CRLP sold the property for approximately $74.4 million and recognized a gain of approximately $15.7 million from the sale. CRLP recorded minority interest of approximately $4.1 million on this sale. The proceeds from the sale were used to fund developments and for other general corporate purposes.
     On July 18, 2007, CRLP sold 85% of its interest in Colonial Pinnacle Craft Farms I, to a joint venture partner. The retail asset includes 250,000 square feet and is located in Gulf Shores, Alabama. CRLP sold its 85% interest for approximately $45.7 million and recognized a gain of approximately $4.2 million from the sale. The proceeds from the sale are expected to be used to fund developments and for other general corporate purposes.
     On July 19, 2007, the DRA/CRT joint venture sold Las Olas Centre, a 469,200 square foot office asset in Fort Lauderdale, Florida (see Note 9 for additional discussion).
     On September 20, 2007, the CMS-Tennessee joint venture sold Colonial Village at Hendersonville, a 364-unit multifamily apartment community located in Nashville, Tennessee (see Note 9 for additional discussion).
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
     In accordance with SFAS No. 144, net income and gain on disposition of real estate for properties sold in which CRLP does not maintain continuing involvement are reflected in the consolidated condensed statements of income as “discontinued operations” for all periods presented. During the three and nine months ended September 30, 2007 and 2006, all of the operating properties sold with no continuing interest were classified as discontinued operations. The following is a listing of the properties CRLP disposed of in 2007 and 2006 that are classified as discontinued operations:

			Units/ Square
Property	Location	Date Sold	Feet
Multifamily
Mayflower Seaside	Virginia Beach, VA	June 2007	265
Cape Landing	Myrtle Beach, SC	June 2007	288
Colonial Grand at Natchez Trace	Jackson, MS	June 2007	328
Colonial Grand at The Reservoir	Jackson, MS	June 2007	170
Colonial Grand at Promenade	Montgomery, AL	February 2007	384
Beacon Hill	Charlotte, NC	January 2007	349
Clarion Crossing	Raleigh, NC	January 2007	260
Colonial Grand at Enclave	Atlanta, GA	January 2007	200
Colonial Village at Poplar Place	Atlanta, GA	January 2007	324
Colonial Village at Regency Place	Raleigh, NC	January 2007	180
Colonial Village at Spring Lake	Atlanta, GA	January 2007	188
Colonial Village at Timothy Woods	Athens, GA	January 2007	204
Colonial Grand at Galleria	Birmingham, AL	December 2006	1,080
Colonial Grand at Riverchase	Birmingham, AL	December 2006	468
Colonial Village at Research Park	Huntsville, AL	December 2006	736
Colonial Village at Haverhill	San Antonio, TX	October 2006	322
Arbor Trace	Norfolk, VA	April 2006	148
Colonial Village at Estrada	Dallas, TX	March 2006	248
Copper Crossing	Fort Worth, TX	March 2006	400
The Meadows I, II & III	Asheville, NC	March 2006	392
The Trestles	Raleigh, NC	March 2006	280
Colonial Grand at Caledon Woods	Greenville, SC	January 2006	350
Colonial Village at Paces Glen	Charlotte, NC	January 2006	172
Colonial Village at Remington Place	Raleigh, NC	January 2006	136
Colonial Village at Whitemarsh	Savannah, GA	January 2006	352
Summerwalk	Charlotte, NC	January 2006	160
The Timbers	Raleigh, NC	January 2006	176

Office
Colonial Bank Centre	Miami, FL	September 2006	235,500

Retail
Village on the Parkway	Dallas, TX	July 2007	380,500
Britt David Shopping Center	Columbus, GA	July 2007	102,600
Colonial Mall Decatur	Huntsville, AL	July 2007	576,100
Colonial Mall Lakeshore	Gainesville, GA	July 2007	518,300
Colonial Mall Staunton	Staunton, VA	July 2007	424,000
Colonial Mayberry Mall	Mount Airy, NC	July 2007	206,900
Colonial Promenade Montgomery	Montgomery, AL	July 2007	209,100
Colonial Promenade Montgomery North	Montgomery, AL	July 2007	209,900
Colonial Shoppes Bellwood	Montgomery, AL	July 2007	87,500
Colonial Shoppes McGehee Place	Montgomery, AL	July 2007	98,300
Colonial Shoppes Quaker Village	Greensboro, NC	July 2007	101,900
Olde Town Shopping Center	Montgomery, AL	July 2007	38,700
Colonial Shoppes Wekiva	Orlando, FL	May 2007	208,600
Colonial Shoppes Bear Lake	Orlando, FL	April 2007	131,300
Colonial Shoppes Yadkinville	Yadkinville, NC	March 2007	90,917
Rivermont Shopping Center	Chattanooga, TN	February 2007	73,481
     Additionally, CRLP classifies real estate assets as held for sale only after CRLP has received approval by the Trust’s internal investment committee, CRLP has commenced an active program to sell the assets, CRLP does not intend to retain a continuing interest in the property, and in the opinion of CRLP’s management, it is probable the assets will sell within the next 12 months. As of September 30, 2007, CRLP had classified one office asset containing approximately 37,000 square feet and two retail assets containing approximately 0.4 million square feet as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $33.8 million as of September 30, 2007, which represents the lower of depreciated cost or fair value less costs to sell. There is no mortgage debt associated with these properties as of September 30, 2007. The operations of these held for sale properties have been reclassified to discontinued operations for all periods presented in accordance with SFAS No. 144. Depreciation expense and amortization not recorded as a result of assets being classified as held for sale for the three and nine months ended September 30, 2007 is approximately $71,000 and $104,000, respectively. There is no depreciation expense or amortization suspended as a result of these assets being classified as held for sale during the three and nine months ended September 30, 2006.
     Also, under the provisions of SFAS No. 144, the reserves, if any, to write down the carrying value of the real estate assets designated and classified as held for sale are included in discontinued operations. All subsequent gains and/or additional losses on the sale of these assets are included in discontinued operations. Additionally, any impairment losses on assets held for continuing use are included in continuing operations. Below is a summary of the operations of the properties sold or classified as held for sale during the three and nine months ended September 30, 2007 and 2006 that are classified as discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(amounts in thousands)	2007	2006	2007	2006

Property revenues:
Base rent	$1,166	$20,905	$18,826	$68,164
Percentage rent	169	127	532	382
Tenant recoveries	342	1,870	3,418	5,799
Other revenue	370	1,855	1,799	6,543

Total revenues	2,047	24,757	24,575	80,888

Property operating and administrative expenses	1,323	9,921	10,576	31,883
Depreciation	16	4,349	1,076	16,395
Amortization	2	589	66	3,482
Impairment	—	—	2,500	—

Total expenses	1,341	14,859	14,218	51,760

Interest expense, net	53	(1,779)	(985)	(6,337)
Other income (expenses)	—	—	(2)	(562)

Income from discontinued operations before net gain on disposition of discontinued operations	759	8,119	9,370	22,229
Net gain on disposition of discontinued operations	17,193	23,661	91,477	41,382
Minority interest to limited partners	(4,079)	24	(4,152)	(2,650)

Income from discontinued operations	$13,873	$31,804	$96,695	$60,961

Note 6 — For-Sale Activities and Impairment
     For-Sale Residential Activities
     During the three months ended September 30, 2007 and 2006, CRLP, through CPSI, disposed of 25 and 157 condominium units, respectively, at CRLP’s condominium conversion properties. During the three months ended September 30, 2007, CRLP, through CPSI, also sold 20 units at its for-sale residential development properties. The following is a summary of revenues and costs of condominium conversion and for-sale residential activities for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(amounts in thousands)	2007	2006	2007	2006
Condominium revenues, net	$5,373	$22,634	$49,127	$97,528
Condominium costs	(4,915)	(14,987)	(39,123)	(73,072)

Gains on condominium sales, before minority interest and income taxes	458	7,647	10,004	24,456

For-sale residential revenues, net	5,264	3,841	21,224	3,841
For-sale residential costs	(4,662)	(2,960)	(18,032)	(2,960)

Gains on for-sale residential sales, before minority interest and income taxes	602	881	3,192	881

Minority interest	26	413	250	(2,225)
Provision for income taxes	(178)	(2,340)	(2,602)	(7,454)

Gains on condominium converstions, for-sale residential sales and developments, net of minority interest and income taxes	$908	$6,601	$10,844	$15,658

     The net gains on condominium unit sales are classified in discontinued operations if the related condominium property was previously operated by CRLP as an apartment community. For the three months ended September 30, 2007 and 2006, gains on condominium unit sales, net of income taxes, of $0.8 million and $5.9 million, respectively, are included in discontinued operations. For the nine months ended September 30, 2007 and 2006, gains on condominium unit sales, net of income taxes, of $9.1 million and $16.5 million, respectively, are included in discontinued operations. Condominium conversion properties are reflected in the accompanying Consolidated Condensed Balance Sheets as part of real estate assets held for sale, and totaled $3.8 million and $76.2 million as of September 30, 2007 and December 31, 2006, respectively. For-sale residential projects under development of $134.0 million (net of a $42.1 million non-cash impairment charge related to wholly-owned for-sale properties) and $98.3 million as of September 30, 2007 and December 31, 2006, respectively, are reflected as construction in progress in the accompanying Consolidated Condensed Balance Sheets. Completed for-sale residential projects of approximately $12.1 million and $18.4 million are reflected in real estate assets held for sale as of September 30, 2007 and 2006, respectively.
     For cash flow statement purposes, CRLP classifies capital expenditures for newly developed for-sale residential communities and for other condominium conversion communities in investing activities. Likewise, the proceeds from the sales of condominium units and other residential sales are also included in investing activities.
     Impairment
     During the three months ended September 30, 2007, there continued to be a softening in the condominium and single family housing markets due to increasing mortgage financing rates, the decline in the availability of sub-prime lending and other types of mortgages, increasing supplies of such assets, an increase in construction costs, and higher insurance costs, resulting in lower sales prices and reduced sales velocity. In addition, pricing in the single family housing market declined, primarily due to a lack of demand, and certain units that were under contract did not close because buyers elected not to consummate the purchase of the units. As a result, CRLP recorded a non-cash impairment charge of $43.3 million ($26.8 million net of income tax) to reduce the carrying value of certain of its for-sale residential developments to their estimated fair market value. An increase in construction costs (partially related to the dispute with a general contractor – See Note 12 for additional discussion) during development was also factored into the impairment charge. CRLP utilized a probability weighted discounted future cash flow analysis which incorporates available market information and other assumptions made by management. The impairment charge is primarily related to the for-sale residential projects located in Gulf Shores, Alabama (Cypress Village project and Grander condominium development) and one condominium project in downtown Charlotte, North Carolina (The Enclave).
     CRLP calculated the fair values of its for-sale residential projects evaluated for impairment under SFAS No. 144 based on current market conditions and assumptions made by management, which may differ materially from actual results if market conditions continue to deteriorate or improve. If market conditions do not improve or if there is further market deterioration, it may impact the number of projects CRLP can sell, the timing of the sales and/or the prices at which CRLP can sell them. If CRLP is unable to sell projects, it may incur additional impairment charges on projects previously impaired as well as on projects not currently impaired but for which indicators of impairment may exist, which would decrease the value of CRLP’s assets as reflected on our balance sheet and adversely affect our partners’ equity. There can be no assurances of the amount or pace of future for-sale residential sales and closings, particularly given current market conditions.
     Commercial Developments
     During the three months ended September 30, 2007, CRLP sold 85% of its interest in Colonial Pinnacle Craft Farms I, a 250,000 square foot retail shopping center development located in Gulf Shores, Alabama. CRLP sold its 85% interest for approximately $45.7 million and recognized a gain of approximately $4.2 million ($4.0 million, net of income tax) from the sale.
Note 7 — Net Income Per Unit
     For the three and nine months ended September 30, 2007 and 2006, a reconciliation of the numerator and denominator used in the basic and diluted income from continuing operations per common unit is as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(amounts in table in thousands)	2007	2006	2007	2006
Numerator:
Income from continuing operations	$(17,213)	$(7,275)	$(30,013)	$23,076
Less: Distributions to general partner preferred unitholders	(2,539)	(4,550)	(10,900)	(16,354)
Less: Distributions to limited partner preferred unitholders	(1,813)	(1,813)	(5,437)	(5,438)
Less: Preferred unit issuance costs	(29)	(45)	(360)	(2,128)

Net income (loss) available to common unitholders	$(21,594)	$(13,683)	$(46,710)	$(844)

Denominator:
Denominator for basic net income per unit — weighted average units	56,793	56,286	56,474	56,084
Effect of dilutive securities:
Trustee and employee stock options, treasury method	—	—	—	—

Denominator for diluted net income per unit - adjusted weighted average units	56,793	56,286	56,474	56,084

     For the three months ended September 30, 2007 and 2006, CRLP reported a net loss from continuing operations (after preferred dividends), and as such, the effect of dilutive shares has been excluded from per unit computations because including such shares would be anti-dilutive. Options to purchase 596,455 and 510,591 Trust shares at a weighted average exercise price of $21.85 and $21.67 per share were dilutive during the three months ended September 30, 2007 and 2006, respectively, but were not included in the computation of diluted net income per unit due to CRLP’s loss from continuing operations. For the nine months ended September 30, 2007 and 2006, CRLP reported a net loss from continuing operations (after preferred dividends), and as such, the effect of dilutive shares has been excluded from per unit computations as including such shares would be anti-dilutive. Options to purchase 638,837 and 485,994 Trust shares at a weighted average exercise price of $22.39 and $20.63 per share were dilutive during the nine months ended September 30, 2007 and 2006, respectively, but were not included in the computation of diluted net income per unit due to CRLP’s loss from continuing operations. In connection with the special distribution paid by the Trust during the quarter ended June 30, 2007 (See Note 2), the exercise price of all of the Trust’s then outstanding options has been reduced by $10.63 per share for all periods presented as required under the terms of the Trust’s option plans.
Note 8 — Segment Information
     CRLP is organized into, and manages its business based on the performance of, four separate and distinct operating segments: multifamily, office, retail and for-sale residential. As a result of the impairment charge recorded during the three months ended September 30, 2007 related to CRLP’s for-sale residential projects, CRLP’s for-sale residential operating segment met the quantitative threshold to be considered a reportable segment. The results of operations and assets for this segment were previously included in other income (expense) and in unallocated corporate assets, respectively, due to the insignificance of this operating segment in previous periods. Each segment has a separate management team that is responsible for acquiring, developing, managing and leasing properties within such segment. The applicable accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in CRLP’s 2006 Annual Report on Form 10-K. The pro-rata portion of the revenues, net operating income (“NOI”), and assets of the partially-owned entities and joint ventures that CRLP has entered into are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned unconsolidated entities are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method, and discontinued operations are reported separately. Management evaluates the performance of its multifamily, office and retail segments and allocates resources to them based on segment NOI. Segment NOI is defined as total property revenues, including unconsolidated partnerships and joint ventures, less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance and advertising). Management evaluates the performance of its for-sale residential business based on net gains / losses. Presented below is segment information, for the multifamily, office and retail segments, including the reconciliation of total segment revenues to total revenues and total segment NOI to income from continuing operations for the three and nine months ended September 30, 2007 and 2006, and total segment assets to total assets as of September 30, 2007 and December 31, 2006. Additionally, CRLP’s net gains / losses on for-sale residential projects for the three and nine months ended September 30, 2007 and 2006 are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
Revenues:
Segment Revenues:
Multifamily	$75,836	$81,089	$230,762	$236,488
Office	12,945	41,735	84,322	131,659
Retail	10,270	26,133	59,775	81,312

Total Segment Revenues	99,051	148,957	374,859	449,459

Partially-owned unconsolidated entities — Mfam	(2,587)	(4,766)	(7,817)	(14,275)
Partially-owned unconsolidated entities — Off	(12,128)	(8,626)	(28,298)	(25,604)
Partially-owned unconsolidated entities — Rtl	(5,543)	(3,942)	(13,151)	(10,230)
Construction revenues	11,154	6,868	32,007	26,793
Unallocated corporate revenues	5,490	4,891	14,044	13,523
Discontinued operations property revenues	(2,047)	(24,757)	(24,575)	(80,888)

Total Consolidated Revenues	93,390	118,625	347,069	358,778

NOI:
Segment NOI:
Multifamily	43,635	46,979	135,701	140,301
Office	7,558	26,435	54,815	85,446
Retail	6,457	18,339	40,962	58,264

Total Segment NOI	57,650	91,753	231,478	284,011

Partially-owned unconsolidated entities — Mfam	(1,309)	(2,590)	(3,669)	(8,318)
Partially-owned unconsolidated entities — Off	(7,426)	(5,038)	(17,370)	(15,510)
Partially-owned unconsolidated entities — Rtl	(3,855)	(2,669)	(9,057)	(6,850)
Unallocated corporate revenues	5,490	4,891	14,044	13,523
Discontinued operations property NOI	(724)	(14,836)	(11,499)	(49,005)
Impairment — discontinued operations (1)	—	—	(2,500)	—
Impairment — continued operations (2)	(44,129)	—	(44,129)	—
Construction NOI	1,874	215	2,861	1,113
Property management expenses	(2,365)	(3,258)	(9,812)	(9,800)
General and administrative expenses	(5,782)	(6,279)	(19,710)	(16,025)
Management fee and other expenses	(3,984)	(3,051)	(11,145)	(9,044)
Restructuring charge	—	—	(1,528)	—
Depreciation	(23,842)	(32,189)	(89,763)	(96,561)
Amortization	(835)	(4,479)	(9,741)	(13,454)
Other	143	(12)	(4)	(39)

Income from operations	(29,094)	22,458	18,456	74,041

Total other income (expense), net (3)	11,881	(29,733)	(48,469)	(50,965)

Income (loss) from continuing operations	$(17,213)	$(7,275)	$(30,013)	$23,076

	September 30,	December 31,
(in thousands)	2007	2006
Assets
Segment Assets
Multifamily	$2,426,905	$2,539,367
Office	74,630	799,089
Retail	171,489	663,216
For-Sale Residential	187,519	99,518

Total Segment Assets	2,860,543	4,101,190

Unallocated corporate assets (4)	389,545	330,584

	$3,250,088	$4,431,774

footnotes on following page

(1)	The $2.5 million impairment charge was related to a retail asset classified as held for sale on CRLP’s consolidated condensed balance sheet; and therefore, it is also included in discontinued operations.

(2)	During the three months ended September 30, 2007, CRLP recorded a $43.3 million non-cash impairment charge related to CRLP’s for-sale residential business and an $0.8 million non-cash impairment charge as a result of fires at two multifamily apartment communities.

(3)	For-sale residential activities including net gain on sales and income tax expense (benefit) are included in other income. (see below for additional details).

(4)	Includes CRLP’s investment in partially-owned entities of $77,359 as of September 30, 2007 and $92,892 as of December 31, 2006.
     For-Sale Residential

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
Gains on for-sale residential sales	$602	$881	$3,192	$881
Impairment	(43,300)	—	(43,300)	—
Income tax benefit (expense)	16,289	(353)	15,370	(353)

Income (loss) from for-sale residential sales	$(26,409)	$528	$(24,738)	$528

Note 9 — Investment in Partially-Owned Entities
     CRLP accounts for the following investments in partially-owned entities using the equity method. The following table summarizes the investments in partially-owned entities as of September 30, 2007 and December 31, 2006:

			(in thousands)
	Percent		September 30,	December 31,
	Owned		2007	2006
Multifamily:
Arbors at Windsor Lake, Columbia, SC	10.00%		$574	$614
Auberry at Twin Creeks, Dallas, TX	15.00%		723	—
Belterra, Ft. Worth, TX	10.00%		841	944
Carter Regents Park, Atlanta, GA	40.00	%(1)	5,235	6,231
CG at Canyon Creek, Austin, TX	25.00%		1,220	1,416
CG at Huntcliff, Atlanta, GA	20.00%		2,166	2,327
CG at Research Park, Raleigh, NC	20.00%		1,222	1,247
CG at Traditions, Gulf Shores, AL	35.00%		1,924	—
CMS / Colonial Joint Venture I	15.00%		448	498
CMS / Colonial Joint Venture II	15.00	%(2)	(412)	(252)
CMS Florida	25.00	%(3)	(286)	1,072
CMS Tennessee	25.00	%(4)	405	1,234
CV at Matthews, Charlotte, NC	25.00%		991	1,059
DRA Alabama	10.00%		2,268	2,311
DRA CV at Cary, Raleigh, NC	20.00%		2,165	—
DRA Cunningham, Austin, TX	20.00%		990	1,053
DRA Southwest Partnership	23.00	%(5)	—	495
DRA The Grove at Riverchase, Birmingham, AL	20.00%		1,434	1,552
Fairmont at Fossil Creek, Fort Worth, TX	15.00%		580	—
Heritage at Deerwood, Jacksonville, FL	47.00	%(6)	—	4,765
Merritt at Godley Station, Savannah, GA	35.00	%(7)	—	3,169
Park Crossing, Fairfield, CA	10.00%		868	1,000
Stone Ridge, Columbia, SC	10.00%		455	492

Total Multifamily			23,811	31,227

Office:
600 Building Partnership, Birmingham, AL	33.33%		65	50
Colonial Center Mansell JV	15.00%		1,643	2,513
DRA / CRT JV	15.00	%(8)	22,558	38,069
DRA / CLP JV	15.00	%(9)	13,675	—

Total Office			37,941	40,632

Retail:
Colonial Promenade Madison, Huntsville, AL	25.00%		2,252	2,308
Colonial Promenade Smyrna, Smyrna, TN (Development)	50.00%		2,312	2,393
GPT / Colonial Retail JV	10.00	%(10)	(4,637)	(3,068)
Highway 150, LLC, Birmingham, AL	10.00%		67	70
OZRE JV	15.00	%(11)	(5,556)	—
Parkway Place Limited Partnership, Huntsville, AL	45.00%		10,732	11,012
Colonial Promenade Craft Farms, Gulf Shores, AL	15.00%		1,443	—
Parkside Drive LLC, Knoxville, TN	50.00%		7,412	7,178

			14,025	19,893

Other:
Heathrow, Orlando, FL	50.00%		1,570	1,106
Colonial / Polar-BEK Management Company, Birmingham, AL	50.00%		12	34

			1,582	1,140

			$77,359	$92,892
footnotes on following page

(1)	Carter at Regents Park includes a $1.2 million non-cash impairment charge that was recorded during the three months ended September 30, 2007. This impairment is included in Impairments in CRLP’s Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2007.

(2)	The CMS/Colonial Joint Venture II holds one property in which CRLP has a 15% partnership interest. CRLP sold its 5% partnership interest in the other property in May 2007.

(3)	CRLP sold its interest in Colonial Grand at Bayshore during January 2007.

(4)	CRLP sold its interest in Colonial Village at Hendersonville during September 2007.

(5)	The DRA Southwest Partnership, comprised of 15 multifamily properties totaling 3,957 units, sold the properties held in the joint venture on December 21, 2006.

(6)	CRLP sold its interest in Heritage at Deerwood during March 2007.

(7)	CRLP acquired the remaining 65% interest in Merritt at Godley Station during May 2007.

(8)	As of September 30, 2007, this joint venture included 18 properties located in Ft. Lauderdale, Jacksonville and Orlando, Florida; Atlanta, Georgia; Rockville, Maryland; Charlotte, North Carolina; Memphis, Tennessee and Houston, Texas.

(9)	As of September 30, 2007, this joint venture included 24 office properties and 2 retail properties located in Birmingham and Huntsville, Alabama; Orlando and Tampa, Florida; Atlanta, Georgia; Charlotte, North Carolina and Austin, Texas. Amount includes the value of CRLP’s investment of approximately $62.8 million, offset by the excess basis difference on the transaction of approximately $49.2 million, which is being amortized over the life of the properties. CRLP sold its interest in Saint Petersburg Centre and Las Olas Centre during 2007.

(10)	Amount includes the value of CRLP’s investment of approximately $5.6 million, offset by the excess basis difference on the transaction of approximately $10.2 million, which is being amortized over the life of the properties.

(11)	As of September 30, 2007, this joint venture included 11 retail properties located in Birmingham, Alabama; Jacksonville, Orlando, Punta Gorda and Tampa, Florida; Athens, Georgia and Houston, Texas. Amount includes the value of CRLP’s investment of approximately $12.1 million, offset by the excess basis difference on the transaction of approximately $17.7 million, which is being amortized over the life of the properties.
     On July 17, 2007, CRLP disposed of its 90% interest in Village on the Parkway, a 380,500 square foot retail asset located in Dallas, Texas (see Note 5for additional discussion).
     On July 18, 2007, CRLP sold 85% of its interest in Colonial Pinnacle Craft Farms I, a 250,000 square foot retail asset, to a joint venture partner (see Note 5 for additional discussion).
     On July 19, 2007, the DRA/CRT joint venture disposed of Las Olas Centre, a 469,200 square foot office asset located in Fort Lauderdale, Florida. CRLP sold its 15% interest for approximately $34.6 million and recognized a gain of approximately $6.6 million from the sale. The proceeds from the sale were used to repay the associated mortgage on the asset and to fund investment activity.
     On September 20, 2007, the CMS-Tennessee joint venture disposed of Colonial Village at Hendersonville, a 364-unit multifamily apartment community located in Nashville, Tennessee. CRLP sold its 25% interest for approximately $6.8 million and recognized a gain of approximately $1.7 million from the sale. The proceeds from the sale will be used to fund developments and for other general corporate purposes.
     The following table summarizes balance sheet financial data of significant unconsolidated joint ventures in which CRLP had ownership interests as of September 30, 2007 and December 31, 2006 (dollar amounts in thousands):

	Total Assets		Total Debt		Total Equity
	2007	2006	2007	2006	2007	2006
DRA/CRT	$1,234,432	$1,523,349	$983,692	$1,163,968	$214,347	$327,902
DRA/CLP	1,179,479	—	741,907	—	416,743	—
OZRE	368,082	—	284,000	—	78,840	—

	$2,781,993	$1,523,349	$2,009,599	$1,163,968	$709,930	$327,902

     The following table summarizes income statement financial data of significant unconsolidated joint ventures in which CRLP had ownership interests for the three months ended September 30, 2007 and 2006 (dollar amounts in thousands):

	Total Revenues		Net Income		Share of Net Income
	2007	2006	2007	2006	2007	2006
DRA/CRT	$42,534	$53,123	$33,789	$(8,852)	$5,388	$(1,328)
DRA/CLP	35,707	—	(2,501)	—	302	—
OZRE	8,755	—	(2,292)	—	(116)	—

	$86,996	$53,123	$28,996	$(8,852)	$5,574	$(1,328)

     The following table summarizes income statement financial data of significant unconsolidated joint ventures in which CRLP had ownership interests for the nine months ended September 30, 2007 and 2006 (dollar amounts in thousands):

	Total Revenues		Net Income		Share of Net Income
	2007	2006	2007	2006	2007	2006
DRA/CRT	$135,357	$165,216	$17,250	$(30,507)	$3,193	$(4,576)
DRA/CLP	42,300	—	(2,557)	—	380	—
OZRE	9,920	—	(2,100)	—	(68)	—

	$187,577	$165,216	$12,593	$(30,507)	$3,505	$(4,576)

Note 10 — Financing Activities
     As of September 30, 2007, CRLP, with the Trust as guarantor, had a $500.0 million unsecured revolving credit facility (“the Credit Facility”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. On June 21, 2007, CRLP amended the Credit Facility and repaid its outstanding $100 million unsecured term loan. The amended Credit Facility has a maturity date of June 21, 2012.
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
     The Credit Facility, which is primarily used by CRLP to finance property acquisitions and developments, had an outstanding balance at September 30, 2007 of $27.0 million. The interest rate of the Credit Facility, including the competitive bid balance, was 5.87% and 5.68% at September 30, 2007 and 2006, respectively. The cash management line of credit did not have an outstanding balance as of September 30, 2007.
     The Credit Facility contains various covenants and events of default which could trigger early repayment obligations, including, but not limited to the following: nonpayment; violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; certain financial ratios; and generally not paying CRLP’s debts as they become due. At September 30, 2007, CRLP was in compliance with these covenants.
     During the three months ended June 30, 2007, CRLP repaid $409.0 million of collateralized mortgages associated with 37 multifamily communities with proceeds from asset sales during the second quarter of 2007. In conjunction with the repayment, CRLP incurred $29.2 million of prepayment penalties. These penalties were offset by $16.7 million of write-offs related to the mark-to-market intangibles on the associated mortgage debt repaid. The weighted average interest rate of the mortgages repaid was 7.0%.
     On July 16, 2007, CRLP repaid its outstanding $175 million 7.0% unsecured senior notes, which were due on that day, from proceeds received from asset sales.
     On July 17, 2007, the DRA/CLP JV increased mortgage indebtedness on the properties it owns to approximately $742.0 million. The additional proceeds, of approximately $153.8 million, were utilized to payoff partner loans and establish a capital reserve, with the remainder being distributed to the partners on a pro-rata basis. CRLP’s pro-rata share of the additional proceeds was approximately $18.6 million.
     On July 23, 2007, the OZRE JV increased mortgage indebtedness on the properties it owns to approximately $284.0 million. The additional proceeds, of approximately $96.8 million, were utilized to payoff partner loans and establish a capital reserve, with the remainder being distributed to the partners on a pro-rata basis. CRLP’s pro-rata share of the additional proceeds was approximately $13.8 million.

Note 11 — Derivatives and Hedging
     CRLP’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, CRLP primarily uses interest rate swaps (including forward starting interest rate swaps) and caps as part of its cash flow hedging strategy.  During the three months ended September 30, 2007, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
     As of September 30, 2007, CRLP had certain interest rate caps with a fair value of less than $1,000 included in other assets. There was no change in net unrealized income recorded for derivatives designated as cash flow hedges during the three months ended September 30, 2007. The change in net unrealized income of ($0.1) million for derivatives designated as cash flow hedges for the nine months ended September 30, 2007 is a component of shareholders’ equity.  The change in net unrealized income (losses) of ($13.7) million and ($2.5) million for derivatives designated as cash flow hedges for the three and nine months ended September 30, 2006, respectively, is a component of shareholders’ equity.  All outstanding derivatives were designated as hedges for the nine months ended September 30, 2007. The change in fair value of derivatives not designated as hedges of $2.7 million is included in gains on hedging activities for the nine months ended September 30, 2006.
     As of September 30, 2007, CRLP had approximately $6.1 million in accumulated other comprehensive income related to settled or terminated derivatives that will be reclassified to interest expense as interest payments are made on CRLP’s hedged debt.
Note 12 —Contingencies
     CRLP is involved in a contract dispute with a general contractor in connection with construction costs and cost overruns with respect to certain of CRLP’s for-sale projects. Certain of the subcontractors and vendors involved in the projects have also made claims for payment in the form of lien claims or lawsuits. CRLP is investigating the matter and intends to vigorously defend itself. No prediction of the likelihood, or amount, of any resulting loss or recovery can be made at this time. Although the final resolution of this dispute and other matters is uncertain, based on currently available information, management believes that the ultimate outcome will not have a material adverse effect on CRLP’s financial position, cash flows or overall trends in results of operations. No assurance can be given that the matter will be resolved favorably to CRLP.
     In connection with certain retail developments, CRLP has received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. CRLP has guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds. The total amount outstanding on these bonds was approximately $11.3 million and $5.0 million at September 30, 2007 and December 31, 2006, respectively. At September 30, 2007 and December 31, 2006, no liability was recorded for these guarantees.
     In connection with the office and retail joint venture transactions, as discussed above, CRLP assumed certain contingent obligations for a total of $15.7 million, of which $7.5 million remains outstanding as of September 30, 2007.
     CRLP is currently involved in certain litigation that arises in the ordinary course of business. It is management’s opinion that the pending litigation will not materially affect the financial position or results of operations of CRLP.
Note 13 — Subsequent Events
     Distribution
     On October 25, 2007, the Board of Trustees of the Trust declared a cash distribution to partners of CRLP in the amount of $0.50 per common unit of partnership interest, totaling approximately $26.8 million. The distribution was declared to partners of record as of November 6, 2007 and will be paid on November 13, 2007.

     Joint Venture Sales Activity
     During November 2007, the DRA/CLP joint venture sold certain of its office assets containing 1.7 million square feet located in Huntsville, Alabama for net proceeds of approximately $212.0 million (CRLP’s 15% interest in these assets totaled approximately $31.8 million) to another entity in which CRLP has a 40% interest.  CRLP did not recognize a gain related to the DRA/CLP joint venture’s sale of these assets.  Further, the DRA/CLP joint venture sold land associated with these properties to a third party for approximately $76.0 million.

Report of Independent Registered Public Accounting Firm
To the Board of Trustees of Colonial Properties Trust
and Partners of Colonial Realty Limited Partnership:
We have reviewed the accompanying consolidated condensed balance sheet of Colonial Realty Limited Partnership and its subsidiaries (the “Company”) as of September 30, 2007, and the related consolidated condensed statements of income and comprehensive income for each of the three and nine month periods ended September 30, 2007 and 2006 and the consolidated condensed statements of cash flows for the nine month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
/s/ PricewaterhouseCoopers LLP
Birmingham, Alabama
November 9, 2007

COLONIAL REALTY LIMITED PARTNERSHIP
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of the consolidated condensed financial condition and consolidated results of operations should be read together with the consolidated financial statements of Colonial Realty Limited Partnership and notes thereto contained in this Form 10-Q. This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” or the negative of these terms or comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, and our affiliates, or the industry’s actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements including, but not limited to, the risks described under the caption “Risk Factors” in our 2006 Annual Report on Form 10-K and in our quarterly filings on Form 10-Q filed with the Securities and Exchange Commission. Such factors include, among others, the following:
•	national and local economic, business and real estate conditions, including, but not limited to, the effect of demand for multifamily units, office and retail rental space, the extent, strength and duration of any economic recovery, such as the effects on demand for units and rental space and the creation of new multifamily, office and retail developments, availability and creditworthiness of tenants, the level of lease rents, and the availability of financing for both tenants and us;

•	adverse changes in real estate markets, including, but not limited to, the extent of tenant bankruptcies, financial difficulties and defaults, the extent of future demand for multifamily units and office and retail space in our core markets and barriers of entry into new markets which we may seek to enter in the future, the extent of decreases in rental rates, competition, our ability to identify and consummate attractive acquisitions on favorable terms, our ability to consummate any planned dispositions in a timely manner on acceptable terms;

•	actions, strategies and performance of affiliates that we may not control or companies, including joint ventures, in which we have made investments;

•	changes in operating costs, including real estate taxes, utilities, and insurance;

•	higher than expected construction costs;

•	development or conversion of for-sale projects could adversely affect our results of operations;

•	legislative or other regulatory decisions, including government approvals, actions and initiatives, including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof;

•	effects of tax legislative action;

•	our general partner’s ability to maintain its status as a real estate investment trust (“REIT”) for federal income tax purposes, our ability to maintain our status as a partnership for federal income tax purposes, the ability of certain of our subsidiaries to maintain their status as taxable REIT subsidiaries for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	effect of any rating agency actions on the cost and availability of new debt financing;

•	level and volatility of interest rates or capital market conditions;

•	effect of any terrorist activity or other heightened geopolitical crisis; and

•	other factors affecting the real estate industry generally.
     CRLP undertakes no obligation to publicly update or revise these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

Overview
     As used herein, the terms “CRLP”, “we”, “us”, “our” and “Operating Partnership” refer to Colonial Realty Limited Partnership, a Delaware limited partnership, and its subsidiaries and other affiliates, including Colonial Properties Services Limited Partnership, Colonial Property Services, Inc. and CLNL Acquisition Sub, LLC or, as the context may require, Colonial Realty Limited Partnership only. As used herein, the term the “Company” or the “Trust” includes Colonial Properties Trust, an Alabama real estate investment trust, and one or more of its subsidiaries and other affiliates, including CRLP, Colonial Properties Services Limited Partnership, Colonial Properties Services, Inc. and CLNL Acquisition Sub, LLC or, as the context may require, Colonial Properties Trust only or Colonial Realty Limited Partnership only.
     We are the operating partnership of the Trust, which is a self-administered equity real estate investment trust (a “REIT”) that owns, develops and operates multifamily, office and retail properties primarily in the Sunbelt region of the United States. We are a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of commercial real estate properties. Our activities include full or partial ownership of a diversified portfolio of 198 properties as of September 30, 2007, located in Alabama, Arizona, California, Florida, Georgia, Maryland, Nevada, North Carolina, South Carolina, Tennessee, Texas, and Virginia, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate. As discussed below, we anticipate that, consistent with our strategic initiative to become a multifamily focused REIT, we will generate the majority of our future net operating income from multifamily apartment communities.
     As of September 30, 2007, we owned or maintained a partial ownership in 120 multifamily apartment communities containing a total of 36,472 apartment units (consisting of 100 wholly-owned consolidated properties and 20 properties partially-owned through unconsolidated joint venture entities aggregating 30,529 and 5,943 units, respectively) (the “multifamily apartment communities”), 48 office properties containing a total of approximately 16.1 million square feet of office space (consisting of 2 wholly-owned consolidated properties and 46 properties partially-owned through unconsolidated joint-venture entities aggregating 0.2 and 15.9 million square feet, respectively) (the “office properties”), 30 retail properties containing a total of approximately 7.6 million square feet of retail space, including anchor-owned (consisting of 6 consolidated properties and 24 properties partially-owned through unconsolidated joint venture entities aggregating 0.7 million and 6.9 million square feet, respectively) (the “retail properties”), and certain parcels of land adjacent to or near certain of these properties (the “land”). The multifamily apartment communities, the office properties, the retail properties and the land are referred to collectively as the “properties”.
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
     The for-sale residential business continued to deteriorate throughout the third quarter of 2007 due to increasing mortgage financing rates, the decline in the availability of sub-prime lending and other types of mortgages, increasing supplies of such assets, an increase in construction costs, and higher insurance costs, resulting in lower sales prices and reduced sales velocity. In addition, pricing in the single family housing market declined, primarily due to a lack of demand, and certain units that were under contract did not close because buyers backed out of the sales contracts. Because of these factors, we recorded a non-cash impairment charge of $43.3 million ($26.8 million, net of tax) to reduce the carrying value of certain of our for-sale residential developments to their estimated fair market value. This impairment charge was primarily related to the for-sale residential projects located in Gulf Shores, Alabama and one condominium project in downtown Charlotte, North Carolina. Including the charge, as of September 30, 2007, we had approximately $154.0 million of capital cost (based on book value, including pre-development and land costs) invested in our consolidated and unconsolidated for-sale residential projects. If market conditions do not improve or if there is further market deterioration, it may impact the number of projects we can sell, the timing of the sales and/or the prices at which we can sell them. If we are unable to sell projects, we may incur additional impairment charges on projects previously impaired as well as on projects not currently impaired but for which indicators of impairment may exist, which would decrease the value of our assets as reflected on our balance sheet and adversely affect our shareholders’ equity. There can be no assurances of the amount or pace of future for-sale residential sales and closings, particularly given current market conditions.

Business Strategy
     In November 2006, we announced that we were accelerating our plan to become a multi-family focused REIT. To facilitate this plan, in June 2007, we completed two joint venture transactions, one involving 26 properties and the other involving 11 properties. In addition, in July 2007, we completed the outright sale of an additional 12 retail properties. Each of these transactions is discussed in more detail below.
     On June 15, 2007, we completed the office joint venture transaction with DRA G&I Fund VI Real Estate Investment Trust, an entity advised by DRA Advisors LLC (“DRA”). The Trust sold to DRA its 69.8% interest in the newly formed joint venture (the “DRA/CLP JV”) that became the owner of 24 office properties and two retail properties that were previously wholly-owned by CRLP. Total sales proceeds from the sale of this 69.8% interest were approximately $369.0 million. CRLP retained a 15% minority interest in the DRA/CLP JV (see Note 9 to our Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q), as well as management and leasing responsibilities for the 26 properties. In addition to the approximate 69.8% interest purchased from the Trust, DRA purchased an aggregate of 2.6% of the interests in the DRA/CLP JV from limited partners of CRLP. As of September 30, 2007, DRA owned an approximate 72.4% interest in the DRA/CLP JV, a subsidiary of CRLP owned a 15% interest and certain limited partners of CRLP that did not elect to sell their interests in DRA/CLP JV owned the remaining approximate 12.6% interest. The purchase price paid by DRA for each limited liability company interest it acquired in the DRA/CLP JV was based on a portfolio value of approximately $1.13 billion, of which approximately $588.2 million was funded with mortgage indebtedness. The Trust recorded a net gain of approximately $213.4 million on the sale of its 69.8% interest to DRA. The Trust also deferred a gain of approximately $7.2 million as a result of certain obligations it assumed in the transaction. The Trust recognized approximately $3.1 million of this deferred gain as a result of a reduction of the related obligation during the three months ended September 30, 2007. In connection with the office joint venture transaction, 85% of the DRA/CLP JV membership units were distributed to the Trust and all limited partners of CRLP on a pro-rata basis. CRLP recorded this distribution at book value.
     On June 20, 2007, we completed the retail joint venture transaction with OZRE Retail, LLC (“OZRE”). The Trust sold to OZRE its 69.8% interest in the newly formed joint venture (the “OZRE JV”) that became the owner of 11 retail properties that were previously wholly-owned by CRLP. Total sales proceeds from the sale of this 69.8% interest were approximately $115.0 million. CRLP retained a 15% minority interest in the OZRE JV (see Note 9 to our Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q), as well as management and leasing responsibilities for the 11 properties. In addition to the approximate 69.8% interest purchased from the Trust, OZRE purchased an aggregate of 2.7% of the interests in the OZRE JV from limited partners of CRLP. As of September 30, 2007, OZRE owned an approximate 72.5% interest in the OZRE JV, a subsidiary of CRLP owned a 15% interest and certain limited partners of CRLP that did not elect to sell their interests in the OZRE JV owned the remaining approximate 12.5% interest. The purchase price paid by OZRE for each limited liability company interest it acquired in the OZRE JV was based on a portfolio value of approximately $360.0 million, of which approximately $187.2 million was funded with mortgage indebtedness. The Trust recorded a net gain of approximately $64.7 million on the sale of its 69.8% interest to OZRE. The Trust also deferred a gain of approximately $8.5 million as a result of certain obligations it assumed in the transaction. The Trust recognized approximately $5.0 million of this deferred gain as a result of a reduction of the related obligation during the three months ended September 30, 2007. In connection with the office joint venture transaction, 85% of the OZRE JV membership units were distributed to the Trust and all limited partners of CRLP on a pro-rata basis. CRLP recorded this distribution at book value.
     In July of 2007, we completed our strategic initiative to become a multifamily focused REIT with the outright sale by CRLP of an additional 11 retail assets and the sale of our interests in two other retail assets. As a result of the sale of one of these assets, we recorded an impairment charge of approximately $2.5 million during the three months ended June 30, 2007. This charge is included in Income from Discontinued Operations in the Consolidated Condensed Statements of Income included in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2007.
     As a result of the above transactions, the Trust paid a special distribution of $10.75 per share on June 27, 2007. The remaining proceeds from these transactions were used to pay down our outstanding indebtedness (see Note 10 to our Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q). During the three months ended June 30, 2007, we incurred approximately $29.2 million in prepayment penalties, which was partially offset by the write-off of approximately $16.7 million of debt intangibles. These amounts are included in Losses on retirement of debt in the Consolidated Condensed Statements of Income included in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2007.

Executive Summary of Results of Operations
          The following discussion of results of operations should be read in conjunction with the Consolidated Condensed Statements of Income and Comprehensive Income and the Operating Results Summary included below. In order to evaluate the operating performance of our properties for the comparative periods presented, we have presented financial information which summarizes the rental and other property revenues, property operating expenses (excluding depreciation and amortization) and net operating income (“NOI”) on a comparative basis. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income as presented in our consolidated financial statements. NOI is a supplemental non-GAAP financial measure. We believe that the line on our Consolidated Condensed Statements of Income entitled “net income” is the most directly comparable GAAP measure to NOI. A reconciliation of net operating income to GAAP net income is included below. A reconciliation of segment NOI for each of our three operating segments – multifamily, office and retail – and income (loss) for our for-sale residential projects is set forth in Note 8 to our Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q.
          We believe that NOI is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs and general and administrative expenses. This measure is particularly useful, in the opinion of management, in evaluating the performance of geographic operations, operating segment groupings and individual properties. Additionally, management believes that NOI is a widely accepted measure of comparative operation performance in the real estate investment community. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. NOI should not be considered (1) as an alternative to net income (determined in accordance with GAAP), (2) as an indicator of financial performance, (3) as cash flow from operating activities (determined in accordance with GAAP) or (4) as a measure of liquidity, nor is it indicative of sufficient cash flow to fund all of our needs.
          The principal factors that influenced our operating results for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 were as follows:
•	Operations for the three months ended September 30, 2007 included a $43.3 million non-cash impairment charge ($26.8 million net of income tax) associated with our for-sale residential communities as a result of the deterioration in the single family housing market and dislocation in the mortgage markets. In addition, we had separate fires at two of our multifamily apartment communities resulting in an impairment charge of $0.8 million.

•	Total multifamily revenues decreased $3.0 million, or 3.9%, primarily as a result of disposition activities, which were partially offset by acquisitions, new developments placed into service and improved operations.

•	Total multifamily NOI decreased $2.0 million, or 4.4%, primarily as a result of disposition activities, which were partially offset by acquisitions, new developments placed into service and improved operations.

•	Rental revenues and NOI associated with our office and retail assets decreased $49.9 million and $34.3 million, respectively, compared to the same period in 2006 as a result of the office and retail joint venture transactions that closed in June 2007. Additionally, retail rental revenues and retail NOI decreased as a result of the outright sale of 12 of our retail malls and shopping centers during July 2007.
          The principal factors that influenced our operating results for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 were as follows:
•	We incurred a $43.3 million non-cash impairment charge ($26.8 million net of income tax) as described above.

•	Total multifamily revenues increased $0.7 million, or 0.3%, primarily as a result of net acquisition and disposition activities.

•	Total multifamily NOI remained flat for the period as a result of net acquisition and disposition activities.

•	Rental revenues and NOI associated with our office and retail assets decreased due to the office and retail joint venture transactions that were consummated during June 2007 as a part of our strategic initiative discussed above. Rental revenues and NOI associated with our office and retail assets also decreased as a result of the sale of 85% of our interest in the office assets contributed to the Colonial Center Mansell joint venture in June 2006, the outright sale of three other office assets throughout the remainder of 2006, and the outright sale of 17 retail assets since September 30, 2006.

•	Gains on sale of real estate increased as a result of net gains of approximately $278.1 million recognized in connection with the sale of our 69.8% interest in the DRA/CLP JV and our 69.8% interest in the OZRE JV during June 2007, as discussed above. During the three months ended September 30, 2007, we recognized an additional $8.1 million of gain on sale related to these transactions as a result of a reduction of the related obligations.

•	Operations for the nine months ended September 30, 2007 included approximately $18.2 million of net expenses associated with our strategic initiative (see below for detailed discussion of these expenses).
Additionally, our multifamily division physical occupancy for consolidated properties closed was 95.3% as of September 30, 2007.
Reconciliation of Operating Results Summary to Consolidated Condensed Statements of Income
           The following schedules are provided to reconcile our Consolidated Condensed Statements of Income to the information presented in the Operating Results Summary (dollar amounts in thousands).

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Total	Operations	Operations	Total
Rental revenues (1)	$76,746	$2,047	$78,793	$106,866	$24,757	$131,623
Construction revenues	11,154	—	11,154	6,868	—	6,868
Non-property related revenues	5,490	—	5,490	4,891	—	4,891
Property operating expenses (rental expense and real estate taxes)	(32,267)	(1,323)	(33,590)	(40,258)	(9,921)	(50,179)
Construction expenses	(9,280)	—	(9,280)	(6,653)	—	(6,653)
Property management expenses	(2,365)	—	(2,365)	(3,258)	—	(3,258)
General and adminstrative expenses	(5,782)	—	(5,782)	(6,279)	—	(6,279)
Management fee and other expenses	(3,984)	—	(3,984)	(3,051)	—	(3,051)
Depreciation and amortization	(24,677)	(18)	(24,695)	(36,668)	(4,939)	(41,607)
Impairments	(44,129)	—	(44,129)	—	—	—
Interest expense and debt cost amortization	(19,111)	(48)	(19,159)	(31,585)	(1,781)	(33,366)
Income tax and other	16,545	—	16,545	175	—	175
Interest income	2,852	101	2,953	1,929	3	1,932
Income (loss) from unconsolidated entities	6,886	—	6,886	(2,101)	—	(2,101)
Gains, net of taxes	4,689	17,193	21,882	1,443	23,661	25,104
Minority interest of limited partners	20	(4,079)	(4,059)	406	24	430

Net income (loss)	(17,213)	13,873	(3,340)	(7,275)	31,804	24,529

Dividends to preferred unitholders	(4,352)	—	(4,352)	(6,363)	—	(6,363)
Preferred share issuance costs write-off	(29)	—	(29)	(45)	—	(45)

Net income (loss) available to common shareholders	$(21,594)	$13,873	$(7,721)	$(13,683)	$31,804	$18,121

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Total	Operations	Operations	Total
Rental revenues (1)	$301,018	$24,575	$325,593	$318,462	$80,888	$399,350
Construction revenues	32,007	—	32,007	26,793	—	26,793
Non-property related revenues	14,044	—	14,044	13,523	—	13,523
Property operating expenses (rental expense and real estate taxes)	(113,639)	(10,576)	(124,215)	(114,173)	(31,883)	(146,056)
Construction expenses	(29,146)	—	(29,146)	(25,680)	—	(25,680)
Property management expenses	(9,812)	—	(9,812)	(9,800)	—	(9,800)
General and adminstrative expenses	(19,710)	—	(19,710)	(16,025)	—	(16,025)
Management fee and other expenses	(11,145)	—	(11,145)	(9,044)	—	(9,044)
Restructuring charges	(1,528)	—	(1,528)	—	—	—
Depreciation and amortization	(99,504)	(1,142)	(100,646)	(110,015)	(19,877)	(129,892)
Impairments	(44,129)	(2,500)	(46,629)	—	—	—
Interest expense and debt cost amortization	(76,527)	(1,275)	(77,802)	(93,710)	(6,356)	(100,066)
Loss on retirement of debt	(12,521)	(2)	(12,523)	(628)	(562)	(1,190)
Income tax and other	16,078	—	16,078	1,581	—	1,581
Interest income	6,124	290	6,414	5,864	19	5,883
Income (loss) from unconsolidated entities	11,609	—	11,609	(4,105)	—	(4,105)
Gains, net of taxes	17,549	91,477	109,026	39,551	41,382	80,933
Transaction costs	(11,026)	—	(11,026)	—	—	—
Minority interest of limited partners	245	(4,152)	(3,907)	482	(2,650)	(2,168)

Net income (loss)	(30,013)	96,695	66,682	23,076	60,961	84,037

Dividends to preferred unitholders	(16,337)	—	(16,337)	(21,792)	—	(21,792)
Preferred share issuance costs write-off	(360)	—	(360)	(2,128)	—	(2,128)

Net income (loss) available to common shareholders	$(46,710)	$96,695	$49,985	$(844)	$60,961	$60,117

(1)	Rental revenues include minimum rent, tenant recoveries and other property related revenue from our Consolidated Condensed Statements of Income.

Operating Results Summary
           The following operating results summary is provided for reference purposes and is intended to be read in conjunction with the narrative discussion. This summary includes all operating activities for our consolidated properties, including those classified as discontinued operations for GAAP reporting purposes. This information is presented to correspond with the manner in which we analyze our operating results. We generally reinvest disposition proceeds into new operating communities and developments and, therefore, believe it is most useful to analyze continuing and discontinued operations on a combined basis.

	Three Months Ended September 30,			Nine Months Ended September 30,
(amounts in thousands)	2007	2006	Variance	2007	2006	Variance
Rental revenues:
Multifamily Same Property (1)	$58,150	$55,513	$2,637	$173,274	$165,197	$8,077
Multifamily Non-Same Property & Other	15,098	20,706	(5,608)	49,672	57,016	(7,344)
Office	819	33,109	(32,290)	56,025	106,055	(50,030)
Retail	4,726	22,295	(17,569)	46,622	71,082	(24,460)

Total rental revenues	78,793	131,623	(52,830)	325,593	399,350	(73,757)

Property operating expenses (rental expenses and real estate taxes):
Multifamily Same Property (1)	(23,244)	(22,354)	(890)	(67,339)	(64,500)	(2,839)
Multifamily Non-Same Property & Other	(7,685)	(9,579)	1,894	(23,593)	(25,730)	2,137
Office	(536)	(11,725)	11,189	(18,565)	(36,158)	17,593
Retail	(2,125)	(6,521)	4,396	(14,718)	(19,668)	4,950

Total property operating expenses	(33,590)	(50,179)	16,589	(124,215)	(146,056)	21,841

Net operating income (rental revenues less property operating expenses) (2)	$45,203	$81,444	(36,241)	$201,378	$253,294	(51,916)
Multifamily Margin (NOI/rental revenues) (3):	57.8%	58.1%	(0.3%)	59.2%	59.4%	(0.2%)
Multifamily occupancy at end of period:	95.3%	96.2%	-0.9%	95.3%	96.2%	-0.9%

Construction revenues	11,154	6,868	4,286	32,007	26,793	5,214
Construction expenses	(9,280)	(6,653)	(2,627)	(29,146)	(25,680)	(3,466)
Non-property related revenues	5,490	4,891	599	14,044	13,523	521
Depreciation & amortization	(24,695)	(41,607)	16,912	(100,646)	(129,892)	29,246
Property management expenses	(2,365)	(3,258)	893	(9,812)	(9,800)	(12)
General and administrative expenses	(5,782)	(6,279)	497	(19,710)	(16,025)	(3,685)
Management fee and other expense	(3,984)	(3,051)	(933)	(11,145)	(9,044)	(2,101)
Restructuring charges	—	—	—	(1,528)	—	(1,528)
Impairments	(44,129)	—	(44,129)	(46,629)	—	(46,629)
Interest expense & debt cost amortization	(19,159)	(33,366)	14,207	(77,802)	(100,066)	22,264
Loss on retirement of debt	—	—	—	(12,523)	(1,190)	(11,333)
Interest income	2,953	1,932	1,021	6,414	5,883	531
Income taxes and other	16,545	175	16,370	16,078	1,581	14,497

Earnings (loss) from continuing and discontinued operations	(28,049)	1,096	(29,145)	(39,020)	9,377	(48,397)

Equity in earnings from unconsolidated entities	6,886	(2,101)	8,987	11,609	(4,105)	15,714

Gains from sale of property, net of income taxes	21,882	25,104	(3,222)	109,026	80,933	28,093
Transaction costs	—	—	—	(11,026)	—	(11,026)

Minority interest of limited partners	(4,059)	430	(4,489)	(3,907)	(2,168)	(1,739)

Net income (loss)	(3,340)	24,529	(27,869)	66,682	84,037	(17,355)

(1)	Multifamily Same Properties are communities which were 100% owned and stabilized as of January 1, 2006, as adjusted for dispositions during the year. We generally consider a development property to have achieved stabilized occupancy upon the attainment of 93% physical occupancy on the last day of any month.

(2)	Net operating income is a non-GAAP financial measure. See discussion related to this measure above under “Executive Summary of Results of Operations.” Multifamily NOI can be calculated by subtracting Multifamily Same Property and Non-Same Property and Other operating expenses from Multifamily Same Property and Non-Same Property and Other rental revenues. Office NOI and Retail NOI each can be calculated by subtracting operating expenses from corresponding rental revenues.

(3)	Multifamily Margin is calculated by adding multifamily rental revenues (same property and non-same property & other), subtracting multifamily operating expenses (same property and non-same property & other) and dividing the difference by multifamily rental revenues (same property and non-same property & other).

Multifamily analysis
     For the three months ended September 30, 2007 as compared to 2006, total multifamily revenues decreased as a result of disposition activities, which were partially offset by acquisitions, new developments placed into service and improved operations. As a result of 16 multifamily community dispositions since the third quarter of 2006, revenues decreased $13.3 million. This decrease was partially offset by $6.5 million related to new acquisitions, $2.6 million due to increased rental rates and additional ancillary income at properties held in both periods and $1.3 million related to new developments placed into service.
     For the three months ended September 30, 2007 as compared to 2006, total multifamily NOI decreased as a result of disposition activities, which were partially offset by acquisitions, new developments placed into service and improved operations. As a result of 16 multifamily community dispositions since the third quarter of 2006, multifamily NOI decreased $7.8 million. This decrease was partially offset by $3.6 million of multifamily NOI related to new acquisitions, $1.7 million of improved operations at properties held in both periods and $0.8 million related to new developments placed into service. The markets that experienced the majority of the growth were Austin and Fort Worth, Texas; Charlotte and Raleigh, North Carolina; and Richmond, Virginia.
     For the nine months ended September 30, 2007 as compared to 2006, total multifamily revenues increased $0.7 million, or 0.3%, primarily as a result of net acquisition and disposition activities. As a result of the 28 multifamily community dispositions since the beginning of 2006, revenues decreased $38.1 million. This decrease was partially offset by $27.1 million related to new acquisitions and $8.1 million due to increased revenues as a result of improved rental rates and additional ancillary income at properties held in both periods. The remaining increase is attributable to revenues generated from new developments placed into service.
     For the nine months ended September 30, 2007 as compared to 2006, total multifamily NOI remained flat for the period as a result of net acquisition and disposition activities. As a result of 28 multifamily community dispositions since the beginning of 2006, NOI decreased $23.1 million. This decrease was partially offset by $16.1 million of multifamily NOI related to new acquisitions and $5.2 million of improved operations at properties held in both periods. The remaining increase is attributable to revenues generated from new developments placed into service. The markets that experienced the majority of the growth were Austin and Fort Worth, Texas; Charlotte and Raleigh, North Carolina; Charleston, South Carolina; and Richmond, Virginia.
Commercial property analysis
     For the three months ended September 30, 2007 as compared to the same period in 2006, rental revenues and NOI associated with our office and retail assets decreased $49.9 million and $34.3 million, respectively, compared to the same period in 2006. As a result of the office joint venture transaction that closed in June 2007, office revenues and office NOI decreased $32.4 million and $20.5 million, respectively. As a result of the retail joint venture transaction that closed in June 2007, retail revenues and retail NOI decreased $8.1 million and $6.0 million, respectively. Additionally, retail rental revenues and retail NOI decreased $5.7 million and $4.0 million, respectively, as a result of the outright sale of 12 of our retail malls and shopping centers during July 2007. The remaining decrease is related to other single property dispositions of office and retail assets.
     For the nine months ended September 30, 2007 as compared to the same period in 2006, rental revenues and NOI associated with our office and retail assets decreased $74.5 million and $51.9 million, respectively, compared to the same period in 2006. This decrease is associated with the closing of the office and retail joint venture transactions during the second quarter of 2007, the sale of 85% of our interest in the office assets contributed to the Colonial Center Mansell joint venture in June 2006 and the outright sale of three office assets and 17 retail assets since September 30, 2006.
Construction activities
     Revenues from construction activities increased approximately $4.3 million and $5.2 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. Expenses from construction activities increased approximately $2.6 million and $3.5 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. This activity is due to current construction activities at Colonial Grand at Traditions and Colonial Grand at Canyon Creek.

Non-property related revenues
     Non-property related revenues increased $0.6 million and $0.5 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. These increases are a result of the management fees related to the office and retail joint venture transactions that closed in June 2007. These fees were partially offset by lost revenues from the DRA Southwest Partnership, in which we sold our interest in December 2006, and from the GPT / Colonial Retail Joint Venture, for which we no longer provide management services as of June 2007.
Depreciation and amortization expenses
     Depreciation and amortization expense decreased for the three and nine months ended September 30, 2007 compared to the same period in 2006. The decrease is related to disposition activity since September 30, 2006.
General and administrative expenses
     General and administrative expenses decreased approximately $0.5 million during the three months ended September 30, 2007 as compared to the same period in 2006 due primarily to reduced salary expenses as a result of our strategic initiative and a reduction in legal fees.
     General and administrative expenses increased approximately $3.7 million during the nine months ended September 30, 2007 as compared to the same period in 2006 primarily as a result of a one time pension bonus of $1.4 million related to the initiation of the termination of our pension plan, a $1.0 million increase in salaries and incentives associated with the growth of the Company and $0.4 million of additional expenses incurred related to the office and retail joint venture transactions that closed in June 2007. The remaining variance is attributable to an increase in insurance expense and costs incurred as a result of unsuccessful ventures.
Management fee and other expenses
     Management fee and other expenses consist of property management and other services provided to third parties. These expenses increased $0.9 million for the three months ended September 30, 2007 as compared to the same period in 2006 primarily due to a reallocation of management salaries from property management expenses as a result of the office and retail joint venture transactions that closed in June 2007.
     For the nine months ended September 30, 2007, these expenses increased $2.1 million compared to the same period in 2006 primarily related to the shift in management salaries from property management expenses as a result of the office and retail joint venture transactions and an increase in leasing commissions.
Property management expenses
     Property management expenses consist of regional supervision and accounting costs related to property operations. These expenses decreased $0.9 million for the three months ended September 30, 2007 as compared to the same period in 2006 primarily due to a reallocation of management salaries to management fee expenses as a result of the office and retail joint venture transactions that closed in June 2007.
Restructuring charges
     The restructuring charges recorded in the nine months ended September 30, 2007 were comprised of termination benefits and severance costs recorded in the second quarter 2007 associated with our strategic initiative to increase our multifamily focus.
Impairments
     During the three months ended September 30, 2007, we recorded a non-cash impairment charge of $43.3 million on our for-sale residential business as a result of the deterioration in the single family housing market, primarily in Gulf Shores, Alabama and Charlotte, North Carolina, and the dislocation in the mortgage markets.

     In addition, we recorded an impairment charge of $0.8 million in the three months ended September 30, 2007, as a result of fire damage at two separate multifamily apartment communities. The fires resulted in the loss of a total of 20 units at the two properties.
     During the three months ended June 30, 2007, we recorded an impairment charge of $2.5 million related to the sale of a retail asset classified as held for sale as of June 30, 2007. This property was subsequently sold in July 2007 (see Note 2 to our Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q).
Interest expense and debt cost amortization
     For the three months ended September 30, 2007, the decrease in interest expense and debt cost amortization is a result of the pay down of debt associated with proceeds received from the joint venture transactions and the outright sale of 12 retail assets.
     For the nine months ended September 30, 2007, the decrease in interest expense and debt cost amortization is a result of the pay down of debt associated with proceeds received from the joint venture transactions and the outright sale of 12 multifamily communities and 15 retail assets.
Loss on retirement of debt
     During the second quarter 2007, with proceeds from the office and retail joint venture transactions, we repaid $409.0 million of collateralized mortgages associated with 37 multifamily properties. These repayments resulted in a loss on retirement of debt during nine months ended September 30, 2007, comprised of approximately $29.2 million in prepayment penalties partially offset by the write-off of approximately $16.7 million of mark-to-market debt intangibles.
Income taxes and other
     Income taxes and other income increased during the three and nine months ended September 30, 2007 as compared to the same periods in 2006, as a result of a $16.5 million income tax benefit associated with the $43.3 million non-cash impairment charge related to our for-sale residential business recorded during the three months ended September 30, 2007.
Equity in earnings from unconsolidated entities
     Income from unconsolidated entities increased $9.0 million for the three months ended September 30, 2007 due primarily to a $6.6 million gain from the sale of our 15% interest in Las Olas Centre in July 2007 and a $1.7 million gain from the sale of our 25% interest in Colonial Village at Hendersonville in September 2007.
     Income from unconsolidated entities increased $15.7 million for the nine months ended September 30, 2007 due primarily to a $9.2 million gain from the sale of our 25% interest in Colonial Grand at Bayshore in March 2007, a $6.6 million gain from the sale of our 15% interest in Las Olas Centre in July 2007 and a $1.7 million gain from the sale of our 25% interest in Colonial Village at Hendersonville in September 2007.
Gains from sales of property
     Gains from sales of property for the three months ended September 30, 2007, as compared to the same period in 2006, increased primarily as a result of net gains associated with the disposition activity in the quarter, including the outright sale of 11 retail assets, the sale of our 90% interest in Village on the Parkway and the sale of 85% of Colonial Pinnacle Craft Farms I.
     Gains from sales of property for the nine months ended September 30, 2007 increased primarily as a result of gains related to the sale of 12 multifamily communities and 15 retail assets during the nine months ended September 30, 2007 (see Note 5 to our Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q).
Transaction costs
     Transaction costs were $11.0 million for the nine months ended September 30, 2007 as a result of the office and retail joint venture transactions that occurred during June 2007 as discussed above.

Dividends to preferred unitholders
     Dividends to preferred unitholders decreased $2.0 million and $5.5 million for the three and nine months ended September 30, 2007, respectively, as compared to the same period in 2006 as a result of the redemption of the Trust’s Series C Preferred Shares on June 30, 2006 and the corresponding redemption of the Series C Preferred Units, and the Trust’s Series E Preferred Shares on May 30, 2007, and the corresponding redemption of the Series E Preferred Units.
Discontinued Operations
     Included in the overall results discussed above are amounts associated with properties that have been sold or were classified as held-for-sale as of September 30, 2007 (see Note 5 to our Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q).
Liquidity and Capital Resources
     Overview
     Our net cash provided by operating activities decreased from $141.9 million for the nine months ended September 30, 2006 to $96.9 million for the nine months ended September 30, 2007, primarily as a result of transactions associated with our strategic initiative during the nine months ending September 30, 2007, including debt prepayment penalties of approximately $29.2 million and restructuring costs of $1.5 million.
     Net cash provided by investing activities increased from net cash used of $71.9 million for the nine months ended September 30, 2006 to net cash provided of $216.7 million for the nine months ended September 30, 2007, primarily due to the sales proceeds from the office and retail joint venture transactions and the outright sales of multifamily and retail properties during the nine months ending September 30, 2007. Additionally, the repayments of notes receivable increased approximately $37.1 million and distributions from unconsolidated entities increased approximately $40.7 million as a result of $32.3 million of debt proceeds received from the office and retail joint ventures.
     Net cash flows used in financing activities decreased from $71.4 million for the nine months ended September 30, 2006 to $248.4 million for the nine months ended September 30, 2007. The decrease was primarily due to net principal reductions from other borrowing activity of approximately $783.2 million and the redemption of our Series E Cumulative Redeemable Preferred Shares and Series E Preferred Units of approximately $104.8 million during the nine months ended September 30, 2007. This cash used was partially offset by proceeds from initial borrowings related to the office and retail joint venture transactions that totaled approximately $775.4 million.
     Strategic Initiative
     As previously disclosed, our strategy to change our asset mix to generate approximately 75% to 80% of our net operating income from multifamily properties involved the contribution of a majority of our wholly-owned office assets and retail assets into a series of joint ventures (see Note 2 to our Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q), as well as the outright sale of other retail assets.  Capital proceeds from these transactions were used to reduce mortgage debt and pay a special dividend to the Trust’s shareholders. These transactions did not have a material impact on our debt to equity ratios. We also anticipate maintaining our investment grade rating, and as such, do not expect capital availability to be materially impacted as a result of these transactions.
     Credit Ratings
     Our current credit ratings are as follows:

Rating Agency	Rating	Last update	Ratings Outlook

Standard & Poor’s	BBB-	December 27, 2006	Stable
Moody’s	Baa3	September 27, 2007	Negative
Fitch	BBB-	December 15, 2006	Stable

     In September 2007, Moody’s announced that it changed its outlook from stable to negative on our credit rating. Their negative outlook was predicated on the size of our development pipeline as a percentage of our asset base and our higher leverage level for out credit rating.
     Our credit ratings are investment grade. If we experience a credit downgrade, we may be limited in our access to capital in the unsecured debt market, which we have historically utilized to fund our investment activities. In addition, as previously discussed, our spread on our $500 million unsecured line of credit would increase.
     Short-Term Liquidity Needs
     Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses directly associated with our portfolio of properties (including regular maintenance items), capital expenditures incurred to lease our space (e.g., tenant improvements and leasing commissions), interest expense and scheduled principal payments on our outstanding debt, and quarterly dividends and distributions that the Trust pays to its common and preferred shareholders and that CRLP pays to holders of partnership units in CRLP. In the past, we have primarily satisfied these requirements through cash generated from operations and borrowings under our unsecured line of credit. We believe that cash generated from operations and dispositions of assets and borrowings under our unsecured line of credit will be sufficient to meet our short-term liquidity requirements. However, factors described below and elsewhere herein may have a material adverse effect on our future cash flow.
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
     On April 25, 2007, our Board of Trustees of the Trust authorized, and on May 30, 2007 the Trust redeemed all of its remaining outstanding 4,190,414 Series E Depositary Shares, for a total cost of $104.8 million. In connection with the redemption of the Series E Preferred Shares, the Board of Trustees of the Trust, as a general partner of CRLP, also authorized the redemption of the Series E Preferred Units, all of which are held by the Trust, as a general partner of CRLP. In connection with this redemption, we wrote off $0.3 million of associated issuance costs. The redemption price was $25.00 per Series E Depositary Share plus accrued and unpaid dividends for the period from April 1, 2007 through and including the redemption date, for an aggregate redemption price per Series E Depositary Share of $25.3175.
     Long-Term Liquidity Needs
     Our long-term liquidity requirements consist primarily of funds necessary to pay the principal amount of our long-term debt as it matures, significant non-recurring capital expenditures that need to be made periodically at our properties, development projects that we undertake and costs associated with acquisitions of properties that we pursue. Historically, we have satisfied these requirements principally through the most advantageous source of capital at that time, which has included the incurrence of new debt through borrowings (through public offerings of unsecured debt and private incurrence of collateralized and unsecured debt), sales of common and preferred shares, capital raised through the disposition of assets, and joint venture capital transactions. We have filed registration statements to facilitate issuance of debt and equity securities on an as-needed basis subject to our ability to affect offerings on satisfactory terms based on prevailing conditions. We believe these sources of capital will continue to be available in the future to fund our long-term capital needs. However, factors described below and elsewhere herein may have a material adverse effect on our continued access to these capital sources.
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
     The ability of the Trust to raise funds through sales of common shares and preferred shares is dependent on, among other things, general market conditions for REITs, market perceptions about the Trust and the current trading price of its shares. We will continue to analyze the source of capital that is most advantageous to us at any particular point in time, but the equity markets may not be consistently available to us on terms that are attractive.
     Over the last few years, we have maintained our asset recycling program, which allows us to maximize our investment returns through the sale of assets that have reached their maximum investment potential and reinvest the proceeds into opportunities with more growth potential. During the nine months ended September 30, 2007, we sold 12 multifamily apartment communities consisting of approximately 3,140 units and our 25% ownership interest in two multifamily apartment communities consisting of 740 units. In addition to the sale of these multifamily properties, during the nine months ended September 30, 2007, we sold our 15% ownership interest in two office assets consisting of 1.1 million square feet. We also sold 15 retail assets outright representing approximately 2.8 million square feet (excluding anchor-owned square footage), our 90% interest in a retail asset representing 0.4 million square feet and 85% of our interest in an additional retail asset representing 0.3 million square feet. The aggregate sales price of $608.5 million, including our pro-rata share of proceeds from partially-owned dispositions, was used to repay a portion of the borrowings under our unsecured line of credit, to repay mortgages associated with the properties, to fund general corporate purposes and to fund other investment opportunities. Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. Our ability to sell properties in the future to raise cash will be limited if market conditions make such sales unattractive. For-sale residential properties under development or acquired for development usually generate little or no cash flow until completion of development and sale of a significant number of homes or condominium units and may experience operating deficits after the date of completion and until such homes or condominium units are sold.
     At September 30, 2007, our total outstanding debt balance was $1.6 billion. The outstanding balance includes fixed-rate debt of $1.56 billion, or 95.7% of the total debt balance, and variable-rate debt of $70.6 million, or 4.3% of the total debt balance. Our total market capitalization, calculated as a sum of the book value of our consolidated debt, preferred shares and units and market equity of our outstanding common shares and units, as of September 30, 2007 was $3.8 billion and our ratio of debt to market capitalization was 42.7%. We have certain loan agreements that contain restrictive covenants, which among other things require maintenance of various financial ratios. At September 30, 2007, we were in compliance with these covenants.
     Unsecured Revolving Credit Facilities
     As of September 30, 2007, CRLP, with the Trust as guarantor, has a $500.0 million unsecured revolving credit facility (“the Credit Facility”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. The Credit Facility has a maturity date of June 21, 2012. In addition to the Credit Facility, we have a $40.0 million cash management line provided by Wachovia that expires on March 22, 2008.
     Base rate loans and revolving loans are available under the Credit Facility. The Credit Facility also includes a competitive bid feature that will allow us to convert up to $250.0 million under the Credit Facility to a fixed rate and for a fixed term not to exceed 90 days. Generally, base rate loans bear interest at Wachovia’s designated base rate, plus a base rate margin ranging up to 0.25% based on our unsecured debt ratings from time to time. Revolving loans bear interest at LIBOR plus a margin ranging from 0.325% to 1.05% based on our unsecured debt ratings from time to time. Competitive bid loans bear interest at LIBOR plus a margin, as specified by the participating lenders. Based on our current unsecured debt rating, the revolving loans currently bear interest at a rate of LIBOR plus 75 basis points.
     The Credit Facility, which is primarily used to finance property acquisitions and developments, had an outstanding balance at September 30, 2007 of $27.0 million. The interest rate of the Credit Facility, including the competitive bid balance, was 5.87% and 5.68% at September 30, 2007 and 2006, respectively. The cash management line of credit did not have an outstanding balance as of September 30, 2007.

     The Credit Facility contains various covenants and events of default which could trigger early repayment obligations, including, but not limited to the following: nonpayment; violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; failure to satisfy certain financial ratios; and generally not paying our debts as they become due. At September 30, 2007, we were in compliance with these covenants.
     During the three months ended June 30, 2007, we repaid $409.0 million of collateralized mortgages associated with 37 multifamily communities with proceeds from asset sales during the second quarter of 2007. In conjunction with the repayment, we incurred $29.2 million of prepayment penalties. These penalties were offset by $16.7 million of write-offs related to the mark-to-market intangibles on the associated mortgage debt repaid. The weighted average interest rate of the mortgages repaid was 7.0%.
     On July 16, 2007, we repaid our outstanding $175 million 7.0% unsecured senior notes, which were due on that day, from proceeds received from asset sales.
     On July 17, 2007, the DRA/CLP JV increased mortgage indebtedness on the properties it owns to approximately $742.0 million. The additional proceeds, of approximately $153.8 million were utilized to payoff partner loans and establish a capital reserve, with the remainder being distributed to the partners on a pro-rata basis. Our pro-rata share of the additional proceeds was approximately $18.6 million.
     On July 23, 2007, the OZRE JV increased mortgage indebtedness on the properties it owns to approximately $284.0 million. The additional proceeds, of approximately $96.8 million were utilized to payoff partner loans and establish a capital reserve, with the remainder being distributed to the partners on a pro-rata basis. Our pro-rata share of the additional proceeds was approximately $13.8 million.
     Investing Activities
     During the third quarter of 2007, we completed the development of one office property, containing approximately 169,000 square feet, located in Birmingham, Alabama and, two retail properties, containing an aggregate of 620,000 square feet, one of which is located in Gulf Shores, Alabama and the other in Birmingham, Alabama. We also completed one for-sale residential development located in Charleston, South Carolina. In the aggregate, we invested approximately $129.4 million to complete these developments.
     During the third quarter of 2007, we continued with the development of twelve multifamily apartment communities, two office properties and five retail properties. These communities, if developed as anticipated, are expected to contain approximately 3,736 units, 331,000 square feet and 922,000 square feet, respectively, and the total investment, including land acquisition costs, is projected to be approximately $631.8 million, of which $212.4 million has been invested life to date as of September 30, 2007. We also continued the development of seven for-sale residential projects. If these communities are developed as anticipated, the total investment, including land acquisition costs, is projected to be approximately $250.1 million, net of the impairment charge of $43.3 million recorded during the three months ended September 30, 2007, of which $154.0 million has been invested through September 30, 2007.
     In addition to the above mentioned wholly-owned development projects, we continued with the development of one partially-owned multifamily development property, one partially-owned retail development property and one partially-owned for-sale residential development. If these unconsolidated projects are developed as anticipated, our portion of the total investment is projected to be approximately $52.2 million, of which $35.9 million has been invested through September 30, 2007. During the three months ended September 30, 2007, we invested $133.7 million in development projects and certain parcels of land that were acquired for future development.
     We regularly incur expenditures in connection with the re-leasing of our office and retail space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly depending on negotiations with tenants. We also incur expenditures for certain recurring capital expenses. During the three and nine months ended September 30, 2007, we incurred approximately $0.3 million and $13.7 million related to tenant improvements and leasing commissions, and approximately $7.8 million and $23.9 million of recurring capital expenditures, respectively, on consolidated properties. Since the closing of the office and retail joint venture transactions in the second quarter of 2007, expenses related to the office and retail joint venture properties have been incurred by the respective joint ventures and are being paid for out of cash from the joint ventures’ operations.

     Distributions
     The distribution on our common units payable on November 13, 2007 to holders of record at November 6, 2007, is $0.50 per share in the fourth quarter of 2007. We also pay regular quarterly distributions on our preferred units. We expect that, as a result of the change to our business resulting from the joint venture and outright retail asset sale transactions described above, our regular quarterly distribution rate will be reduced from an annualized dividend rate of $2.72 per common unit, beginning with our common unit distribution paid in November 2007. The maintenance of these distributions is subject to various factors, including the discretion of the Board of Trustees of the Trust, our ability to make distributions under Deleware law, the availability of cash to make the necessary distribution payments and the effect of REIT distribution requirements, which require at least 90% of the Trust’s taxable income to be distributed to its shareholders.
     In connection with the closing of the office and retail joint venture and outright retail asset sale transactions described above, the Trust paid a special cash distribution to its shareholders of approximately $10.75 per common share, representing an aggregate distribution of approximately $506.5 million of the proceeds from these transactions during the second quarter of 2007. Also, as described above, in connection with the closing of the joint venture transactions, CRLP made an in-kind distribution of membership interests in the DRA/CLP JV and the OZRE JV to the limited partners of CRLP during the three months ended June 30, 2007.
Off-Balance Sheet Arrangements
     At September 30, 2007, our share of mortgage debt of unconsolidated joint ventures was $492.4 million (see Note 2 and Note 9 to our Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for additional details regarding our consolidated joint ventures). We do not have any other off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The execution of our current strategy to change our mix of assets has resulted in a significant increase in unconsolidated third party mortgage indebtedness, which could negatively impact our results of operations, liquidity, capital expenditure, or capital resources. See “Risk Factors – Risks Associated with our Current Strategy to Change our Asset Mix” included in Item 1A of our 2006 Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
     Refer to our 2006 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include real estate development, principles of consolidation, revenue recognition, valuation of receivables, and accounting policies for derivatives. During the nine months ended September 30, 2007, other than the following, there were no material changes to these policies.
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
     For newly developed for-sale residential projects, we account for each project under either the Completed Contract Method or the Percentage of Completion Method based on a specific evaluation of the factors specified in SFAS No. 66. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with SFAS No. 66. Under the percentage-of-completion method, revenues and the associated gains are recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs for each condominium unit under a binding real estate contract. As of September 30, 2007, no condominium projects are accounted for under the percentage-of-completion method.

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
     Impairment
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” land inventory and related for-sale residential projects under development are reviewed for potential write-downs when impairment indicators are present. SFAS No. 144 requires that in the event the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, impairment charges are required to be recorded to the extent that the fair value of such assets is less than their carrying amounts. These estimates of cash flows are significantly impacted by estimates of sales price, selling velocity, sales incentives, construction costs, and other factors. Due to uncertainties in the estimation process, actual results could differ from such estimates. For those assets deemed to be impaired, the impairment to be recognized is to be measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Our determination of fair value is primarily based on discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related cash flow streams, as well as consideration of other relevant market information.
Derivatives and Hedging
     Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks.  To accomplish this objective, we primarily use interest rate swaps (including forward starting interest rate swaps) and caps as part of our cash flow hedging strategy.  During the three months ended September 30, 2007, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
     As of September 30, 2007, we had certain interest rate caps with a fair value of less than $1,000 included in other assets. There was no change in net unrealized income recorded for derivatives designated as cash flow hedges during the three months ended September 30, 2007. The change in net unrealized income of ($0.1) million for derivatives designated as cash flow hedges for the nine months ended September 30, 2007 is a component of partners’ equity.  The change in net unrealized income (losses) of ($13.7) million and ($2.5) million for derivatives designated as cash flow hedges for the three and nine months ended September 30, 2006, respectively, is a component of partners’ equity.  All outstanding derivatives were designated as hedges for the nine months ended September 30, 2007. The change in fair value of derivatives not designated as hedges of $2.7 million is included in gains on hedging activities for the nine months ended September 30, 2006.
     As of September 30, 2007, we had approximately $6.1 million in accumulated other comprehensive income related to settled or terminated derivatives that will be reclassified to interest expense as interest payments are made on the our hedged debt.
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

     An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At September 30, 2007, our exposure to rising interest rates was mitigated by the existing debt level of 42.7% of our total market capitalization and the high percentage of fixed rate debt (95.7%). As it relates to the short-term, we anticipate increases in interest expense resulting from increasing inflation to be less than future increases in income before interest.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     As of September 30, 2007, we had approximately $70.6 million of outstanding variable rate debt. We do not believe that the interest rate risk represented by our variable rate debt is material in relation to our $1.6 billion of outstanding total debt, our $3.3 billion of total assets and $3.8 billion total market capitalization as of September 30, 2007.
     If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease annual future earnings and cash flows by approximately $0.7 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $0.7 million. This assumes that the amount outstanding under our variable rate debt remains approximately $70.6 million, the balance as of September 30, 2007.
     As of September 30, 2007, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).
Item 4. Controls and Procedures
(a) Disclosure controls and procedures.
     An evaluation was performed under the supervision and with the participation of our management, including our general partner’s chief executive officer and chief financial officer, of the effectiveness as of September 30, 2007 of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.
(b) Changes in internal control over financial reporting.
     There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Trust from time to time issues common shares of beneficial interest (“Common Shares”) pursuant to its Direct Investment Program, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, and its Employee Share Option and Restricted Share Plan, in transactions that are registered under the Securities Act of 1933, as amended (the “Act”). Pursuant to CRLP’s Third Amended and Restated Agreement of Limited Partnership, each time the Trust issues Common Shares pursuant to the foregoing plans, CRLP issues to the Trust, its general partner, an equal number of units for the same price at which the Common Shares were sold, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act due to the fact that units were issued only to the Trust and therefore, did not involve a public offering. During the quarter ended September 30, 2007, CRLP issued 57,539 common units to the Trust for direct investments and other issuances under employee and nonemployee plans for an aggregate of approximately $1.5 million.
Item 6. Exhibits
     The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COLONIAL REALTY LIMITED PARTNERSHIP,
A Delaware limited partnership

By:	Colonial Properties Trust,
Its General Partner

Date: November 9, 2007	By:	/s/ Weston M. Andress Weston M. Andress
President and Chief Financial Officer

Date: November 9, 2007	By:	/s/ John E. Tomlinson

John E. Tomlinson
Executive Vice President &
Chief Accounting Officer
(Principal Accounting Officer)

Index of Exhibits

10.1	Second Amendment to Credit Agreement, dated June 21, 2007, among Colonial Realty Limited Partnership, as Borrower, Colonial Properties Trust, as Guarantor, Wachovia Bank, National Association, as Agent for the Lenders, and the Lenders named therein.	Incorporated by reference to Exhibit 10.1 to CRLP’s Current Report on Form 8-K filed with the SEC on July 24, 2007

12.1	Ratio of Earnings to Fixed Charges	Filed herewith	Page 43

15.1	Letter re: Unaudited Interim Financial Information	Filed herewith	Page 44

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith	Page 45

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith	Page 46

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith	Page 47

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith	Page 48