Form 10-Q
period 2008-03-31
COLONIAL REALTY LIMITED PARTNERSHIP
filed 2008-05-09
CIK 1013844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number: 0-20707
COLONIAL REALTY LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	63-1098468 (IRS Employer Identification Number)
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
YES ☑             NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐             NO ☑

COLONIAL REALTY LIMITED PARTNERSHIP
INDEX TO FORM 10-Q

Page

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements (Unaudited):

Consolidated Condensed Balance Sheets as of March 31, 2008 and December 31, 2007	3

Consolidated Condensed Statements of Income and Comprehensive Income for the Three Months ended March 31, 2008 and 2007	4

Consolidated Condensed Statements of Cash Flows for the Three Months ended March 31, 2008 and 2007	5

Notes to Consolidated Condensed Financial Statements	6

Report of Independent Registered Public Accounting Firm *	23

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures about Market Risk	37

Item 4. Controls and Procedures	37

PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6. Exhibits	38

SIGNATURES	39

EXHIBIT INDEX	40
EX-12.1 RATIO OF EARNINGS TO FIXED CHARGES
EX-15.1 RE:LETTER UNAUDITED INTERIM FINANCIAL INFORMATION
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

*	Review by Independent Registered Public Accounting Firm
Review of the interim consolidated condensed financial information included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2008 and 2007 has been performed by PricewaterhouseCoopers LLP, Colonial Realty Limited Partnership’s independent registered public accounting firm. The independent accountants’ report on Colonial Realty Limited Partnership’s interim consolidated condensed financial information is included on page 23. This report is not considered a report within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended, and therefore, the independent accountants’ liability under Section 11 does not extend to it.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(in thousands, except unit data)

	March 31, 2008	December 31, 2007

ASSETS
Land, buildings, & equipment	$2,565,346	$2,431,064
Undeveloped land and construction in progress	505,515	531,410
Less: Accumulated depreciation	(319,160)	(290,118)
Real estate assets held for sale, net	250,556	253,641

Net real estate assets	3,002,257	2,925,997

Cash and equivalents	32,086	92,841
Restricted cash	10,165	10,005
Accounts receivable, net	18,203	25,534
Notes receivable	29,759	30,756
Prepaid expenses	11,678	8,845
Deferred debt and lease costs	18,003	15,637
Investment in partially owned entities	61,841	69,682
Deferred tax asset	20,572	19,897
Other assets	27,831	30,443

Total assets	$3,232,395	$3,229,637

LIABILITIES AND PARTNERS’ EQUITY
Notes and mortgages payable	$1,581,729	$1,575,921
Unsecured credit facility	82,000	39,316
Mortgages payable related to real estate assets held for sale	14,309	26,602

Total debt	1,678,038	1,641,839

Accounts payable	52,393	68,858
Accrued interest	25,646	23,064
Accrued expenses	19,706	16,425
Other liabilities	9,020	11,966

Total liabilities	1,784,803	1,762,152

Redeemable units, at redemption value — 9,992,778 and 10,052,778 units outstanding at March 31, 2008 and December 31, 2007, respectively	240,326	227,494

Limited partners’ minority interest in consolidated partnership	2,120	2,439

General partner —
Common equity — 47,224,084 and 47,216,549 units outstanding at March 31, 2008 and December 31, 2007, respectively	1,001,112	1,025,654
Preferred equity ($125,000 liquidation preference)	112,611	120,550

Limited partners’ preferred equity ($100,000 liquidation preference)	97,406	97,406
Accumulated other comprehensive income (loss)	(5,983)	(6,058)

Total partners’ equity	1,205,146	1,237,552

Total liabilities and partners’ equity	$3,232,395	$3,229,637

The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2008	2007
Revenue:
Minimum rent	$64,872	$93,865
Tenant recoveries	867	5,233
Other property related revenue	7,761	7,642
Construction revenues	7,879	12,785
Other non-property related revenue	5,299	3,243

Total revenue	86,678	122,768

Operating Expenses:
Property operating expenses	19,111	25,435
Taxes, licenses, and insurance	9,488	12,804
Construction expenses	7,266	12,371
Property management expenses	2,241	3,490
General and administrative expenses	5,780	5,978
Management fee and other expense	3,685	2,943
Investment and development	769	138
Depreciation	23,691	32,109
Amortization	771	5,725

Total operating expenses	72,802	100,993

Income from operations	13,876	21,775

Other income (expense):
Interest expense and debt cost amortization	(18,440)	(27,534)
Gains (losses) on retirement of debt	5,471	(64)
Interest income	791	2,131
Income (loss) from partially owned entities	10,269	6,814
Gains from sales of property, net of income taxes of $406 in 2008 and $747 in 2007	1,931	1,325
Minority interest of limited partners	5	143
Income taxes and other	874	(233)

Total other income (expense)	901	(17,418)

Income from continuing operations	14,777	4,357

Income from discontinued operations	4,126	6,322
Gain on disposal of discontinued operations, net of income tax (benefit) expense of ($14) in 2008 and $1,528 in 2007	2,913	34,801
Minority interest of limited partners	13	(42)

Income from discontinued operations	7,052	41,081

Net income	21,829	45,438

Distributions to general partner preferred unitholders	(2,488)	(4,491)
Distributions to limited partner preferred unitholders	(1,827)	(1,812)
Preferred unit issuance costs write-off	(271)	—

Net income available to common unitholders	$17,243	$39,135

Net income available to common unitholders allocated to limited partners	(3,016)	(7,279)

Net income available to common unitholders allocated to general partner	$14,227	$31,856

Net income per common unit — Basic:
Income (loss) from continuing operations	$0.18	$(0.03)
Income from discontinued operations	0.12	0.72

Net income per common unit — Basic	$0.30	$0.69

Net income per common unit — Diluted:
Income (loss) from continuing operations	$0.18	$(0.03)
Income from discontinued operations	0.12	0.72

Net income per common unit — Diluted	$0.30	$0.69

Average units outstanding:
Basic	56,868	56,543
Diluted	57,029	56,543

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
Net income	$21,829	$45,438
Other comprehensive income
Unrealized income (loss) on cash flow hedging activities	—	(185)

Comprehensive income	$21,829	$45,253

The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net income	$21,829	$45,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,810	39,794
Loss (income) from partially-owned unconsolidated entities	(10,269)	(6,814)
Gains from sales of property	(5,236)	(38,401)
Gains on retirement of debt	(5,471)	—
Distributions of income from partially-owned unconsolidated entities	3,217	2,335
Decrease (increase) in:
Restricted cash	(160)	(1,467)
Accounts receivable	7,331	2,505
Prepaid expenses	(2,833)	4,824
Other assets	(382)	(5,304)
Increase (decrease) in:
Accounts payable	(14,140)	9,756
Accrued interest	2,582	(12,486)
Accrued expenses and other	1,215	5,100

Net cash provided by operating activities	22,493	45,280

Cash flows from investing activities:
Acquisition of properties	(7,369)	(116,726)
Development expenditures	(70,409)	(74,138)
Tenant improvements and leasing commissions	(1,576)	(7,425)
Capital expenditures	(4,584)	(5,723)
Proceeds from sales of property, net of selling costs	6,430	186,801
Issuance of notes receivable	(3,262)	—
Repayments of notes receivable	4,259	32,504
Distributions from partially-owned unconsolidated entities	17,194	15,215
Capital contributions to partially-owned unconsolidated entities	(4,517)	(7,114)
Sale of investments	3,596	—

Net cash provided by (used in) investing activities	(60,238)	23,394

Cash flows from financing activities:
Proceeds from additional borrowings	57,630	—
Principal reductions of debt	(73,692)	(22,546)
Net change in revolving credit balances and overdrafts	35,605	(77,224)
Dividends paid to common and preferred unitholders	(28,233)	(44,949)
Distributions to minority partners in CRLP	(4,996)	—
Repurchase of Preferred Series D Units	(7,397)	—
Other financing activities, net	(1,927)	7,256

Net cash used in financing activities	(23,010)	(137,463)

Increase (decrease) in cash and cash equivalents	(60,755)	(68,789)
Cash and cash equivalents, beginning of period	92,841	87,647

Cash and cash equivalents, end of period	$32,086	$18,858

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including amounts capitalized	$21,233	$48,292
Cash paid during the period for income taxes	$4,335	$3,408

Supplemental disclosure of non-cash transactions:
Cash flow hedging activities	$—	$(185)
The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP NOTES TO
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
          The consolidated condensed financial statements of Colonial Realty Limited Partnership have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. The following notes, which represent interim disclosures as required by the SEC, highlight significant changes to the notes included in the December 31, 2007 audited consolidated financial statements of Colonial Realty Limited Partnership and should be read together with the consolidated financial statements and notes thereto included in the Colonial Realty Limited Partnership 2007 Annual Report on Form 10-K.
Note 1 — Organization and Business
          Colonial Realty Limited Partnership (“CRLP”) is the operating partnership of Colonial Properties Trust (the “Trust”), an Alabama real estate investment trust (“REIT”) whose shares are traded on the New York Stock Exchange. The Trust was originally formed as a Maryland REIT on July 9, 1993 and reorganized as an Alabama REIT under a new Alabama REIT statute on August 21, 1995. The Trust is a fully integrated, self-administered and self-managed REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of commercial real estate property and for-sale residential property. The Trust’s activities include full or partial ownership and operation of a portfolio of 195 properties as of March 31, 2008, consisting of multifamily, office and retail properties located in Alabama, Arizona, Florida, Georgia, Maryland, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of March 31, 2008, including properties in lease-up, the Trust owns interests in 123 multifamily apartment communities (including 107 wholly-owned consolidated properties and 16 properties partially-owned through unconsolidated joint venture entities), 47 office properties (including one wholly-owned consolidated property and 46 properties partially-owned through unconsolidated joint venture entities) and 25 retail properties (including four wholly-owned consolidated properties and 21 properties partially-owned through unconsolidated joint venture entities).
Note 2 — Strategic Initiative
          As more fully described in CRLP’s 2007 Form 10-K, to facilitate the Trust’s plan to become a multifamily focused REIT by reducing its ownership interests in its office and retail portfolios, the Trust completed two joint venture transactions in June 2007. In addition, in 2007, CRLP completed the outright sale of an additional 12 retail properties. Each of these transactions is discussed in more detail below.
          In June 2007, the Trust sold to DRA G&I Fund VI Real Estate Investment Trust, an entity advised by DRA Advisors LLC (“DRA”) its 69.8% interest in a newly formed joint venture (the “DRA/CLP JV”) that became the owner of 24 office properties and two retail properties that were previously wholly-owned by CRLP. CRLP retained a 15% minority interest in the DRA/CLP JV (see Note 9), as well as management and leasing responsibilities for the 26 properties. DRA also purchased an aggregate of 2.6% of the interests in the DRA/CLP JV from limited partners of CRLP. As a result, interests in the DRA/CLP JV are currently held by DRA, a subsidiary of CRLP and certain limited partners of CRLP that did not elect to sell their interests in the DRA/CLP JV. Total sales proceeds from the sale of the Trust’s 69.8% interest were approximately $379.0 million. The Trust recorded a net gain of approximately $211.8 million on the sale of its 69.8% interest. The Trust also deferred a gain of approximately $7.2 million as a result of certain obligations it assumed in the transaction. During 2007, the Trust recognized approximately $3.0 million of this deferred gain as a result of a reduction of the related obligation.
          In June 2007, the Trust sold to OZRE Retail, LLC (“OZRE”) its 69.8% interest in a newly formed joint venture (the “OZRE JV”) that became the owner of 11 retail properties that were previously wholly-owned by CRLP. CRLP retained a 15% minority interest in the OZRE JV (see Note 9), as well as management and leasing responsibilities for the 11 properties. OZRE also purchased interests in the OZRE JV from limited partners of CRLP. As a result, interests in the OZRE JV are held by OZRE, a subsidiary of CRLP, and certain limited partners of CRLP that did not elect to sell their interests in the OZRE JV to OZRE. Total sales proceeds from the sale of the Trust’s 69.8% interest were approximately $115.0 million. The Trust recorded a net gain of approximately $64.7 million on the sale of its 69.8% interest. The Trust also deferred a gain of approximately $8.5 million as a result of certain obligations it assumed in the transaction. During 2007, the Trust recognized approximately $5.5 million of this deferred gain as a result of a reduction of the related obligation.

          In connection with the office and retail joint venture transactions, 85% of the DRA/CLP JV and the OZRE JV membership units were distributed to the Trust and all limited partners of CRLP on a pro rata basis. CRLP recorded these distributions at book value.
          Additionally, during 2007, CRLP completed the outright sale of an additional 11 retail assets for an aggregate sales price of $129.0 million. In addition, during 2007, CRLP sold a 90% owned retail property, for a sales price of $74.4 million.
          As a result of the above joint venture transactions, the Trust paid a special distribution of $10.75 per share to the Trust’s common shareholders during 2007. Common unitholders of CRLP also received a special distribution in connection with these transactions. The remaining proceeds from these transactions were used to pay down CRLP’s outstanding indebtedness.
Note 3 — Summary of Significant Accounting Policies
          Basis of Presentation
          The consolidated financial statements include CRLP, Colonial Properties Services Inc. (“CPSI”), Colonial Properties Services Limited Partnership (“CPSLP”) and CLNL Acquisition Sub, LLC.. CPSI is a taxable REIT subsidiary of the Trust that is not entitled to a dividend paid deduction and is subject to federal, state and local income taxes. CPSI provides property development, leasing and management for third-party owned properties and administrative services to CRLP. CRLP generally reimburses CPSI for payroll and other costs incurred in providing services to CRLP. All inter-company transactions are eliminated in the accompanying consolidated financial statements.
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
          Pursuant to CRLP’s Third Amended and Restated Agreement of Limited Partnership, each time the Trust issues shares, it contributes to CRLP any net proceeds raised in connection with the issuance and CRLP issues an equivalent number of units to the Trust. Similarly, whenever the Trust purchases or redeems its preferred and common shares, CRLP purchases, redeems or cancels an equivalent number of its units.
           Federal Income Tax Status
          CRLP has no provision for income taxes since all taxable income or loss or tax credits are passed through to its partners. The Trust has made an election to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ending December 31, 1993. If the Trust qualifies for taxation as a REIT, the Trust generally will not be subject to federal income tax to the extent it distributes all of its REIT level taxable income to its shareholders. Even if the Trust qualifies for taxation as a REIT, the Trust may be subject to certain federal, state and local taxes on its income and property and to federal income and excise taxes on its undistributed income. For example, the Trust will be subject to income tax to the extent it distributes less than 100% of its REIT taxable income (including capital gains) and the Trust has certain gains that, if recognized, will be subject to corporate tax because the Trust acquired the assets in tax-free acquisitions of non-REIT corporations.

          CRLP’s consolidated financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. CPSI provides property development, construction services, leasing and management services for joint-venture and third-party owned properties and administrative services to CRLP and engages in for-sale development and condominium conversion activity. CRLP generally reimburses CPSI for payroll and other costs incurred in providing services to CRLP. All inter-company transactions are eliminated in the accompanying consolidated condensed financial statements. CPSI’s consolidated provision for income taxes was $0.6 million and $2.5 million for the three months ended March 31, 2008 and 2007, respectively. CPSI’s effective income tax rate was 38.1% and 36.5% for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008 and December 31, 2007, CPSI has a net deferred tax asset of approximately $20.6 million and $19.9 million, respectively, which resulted primarily from the impairment charge recorded during 2007 related to its for-sale residential properties. CPSI has assessed the recoverability of this asset and believes that, as of March 31, 2008, recovery is more likely than not based upon future taxable income and the ability to carry back taxable losses to 2006 and 2007.
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
          Tax years 2004 through 2007 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.
          CRLP may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to CRLP’s financial results. When CRLP has received an assessment for interest and/or penalties, it has been classified in the financial statements as income tax expense.
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
           Unaudited Interim Statements
          The consolidated condensed financial statements as of and for the three months ended March 31, 2008 and 2007 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair statement of the results of the interim periods. All such adjustments are of a normal, recurring nature, except for the items discussed in Note 2 above.
           Revenue Recognition
          Sales and the associated gains or losses on real estate assets, condominium conversion projects and for-sale residential projects are recognized in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 66, Accounting for Sales of Real Estate. For condominium conversion projects, sales and the associated gains for individual condominium units are recognized upon the closing of the sale transactions, as all conditions for full profit recognition have been met (“Completed Contract Method”). Under SFAS No. 66, CRLP uses the relative sales value method to allocate costs and recognize profits from condominium conversion sales.
          For newly developed for-sale residential projects, CRLP accounts for each project under either the Completed Contract Method or the Percentage of Completion Method based on a specific evaluation of the factors specified in SFAS No. 66. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with SFAS No. 66. Under the percentage-of-completion method, revenues and the associated gains are recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs for each unit under a binding real estate contract. For all periods presented herein, no for-sale residential projects are accounted for under the percentage-of-completion method.

          Estimated future warranty costs on condominium conversion and for-sale residential sales are charged to cost of sales in the period when the revenues from such sales are recognized. Such estimated warranty costs are approximately 0.5% of total revenue from condominium sales. As necessary, additional warranty costs are charged to costs of sales based on management’s estimate of the costs to remediate existing claims.
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
          Other income from long-term contracts signed in the normal course of business, including property management and development fee income, is recognized when earned for services provided to third parties.
           Impairment
          In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, land inventory and related for-sale residential projects under development are reviewed for potential write-downs when impairment indicators are present. SFAS No. 144 requires that in the event the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, impairment charges are required to be recorded to the extent that the fair value of such assets is less than their carrying amounts. These estimates of cash flows are significantly impacted by estimates of sales price, selling velocity, sales incentives, construction costs, and other factors. Due to uncertainties in the estimation process, actual results could differ from such estimates. For those assets deemed to be impaired, the impairment to be recognized is to be measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. CRLP’s determination of fair value is primarily based on a probability weighted discounted future cash flow analysis, which incorporates available market information as well as other assumptions made by management.
           Investment and Development
          Investment and development expenses consist primarily of costs related to abandoned pursuits. CRLP incurs costs prior to land acquisition including contract deposits, as well as legal, engineering and other external professional fees related to evaluating the feasibility of such developments. If CRLP determines that it is not probable that it will develop a particular project, any related pre-development costs previously incurred are immediately expensed.
           Notes Receivable
          Notes receivable consist primarily of promissory notes issued by third parties, of which approximately $26.3 million relates to a for-sale residential project and is secured by a first mortgage interest. CRLP records notes receivable at cost. CRLP evaluates the collectability of both interest and principal for each of its notes to determine whether it is impaired. A note is considered to be impaired when, based on current information and events, it is probable that CRLP will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the value of the collateral if the note is collateral dependent. CRLP had recorded accrued interest related to its outstanding notes receivable of $0.4 million and $0.2 million as of March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008, CRLP had recorded a reserve of $0.7 million against its outstanding notes receivable and accrued interest. The weighted average interest rate on the notes receivable is approximately 8.0% and 8.1% per annum as of March 31, 2008 and December 31, 2007, respectively. Interest income is recognized on an accrual basis.
           Assets and Liabilities Measured at Fair Value
          On January 1, 2008, CRLP adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”) for financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

          SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
          Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that CRLP has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. CRLP’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
           New Accounting Pronouncements
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. As discussed above, SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for CRLP’s financial assets and liabilities on January 1, 2008. In February 2008, the FASB reached a conclusion to defer the implementation of the SFAS No. 157 provisions relating to non-financial assets and liabilities until January 1, 2009. The FASB also reached a conclusion to amend SFAS No. 157 to exclude SFAS No. 13 Accounting for Leases and its related interpretive accounting pronouncements. SFAS No. 157 is not expected to materially affect how CRLP determines fair value, and has resulted in certain additional disclosures (see Note 3 and Note 11). We have adopted SFAS No. 157 effective January 1, 2008 for financial assets and financial liabilities and do not expect this adoption to have a material effect on our consolidated results of operations or financial position but will enhance the level of disclosure for assets and liabilities recorded at fair value.
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
          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS No.161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. CRLP is currently evaluating how this standard will impact its disclosures regarding derivative instruments and hedging activities.
Note 4 — Capital Structure
          At March 31, 2008, the Trust controlled CRLP as CRLP’s sole general partner and as the holder of approximately 82.5% of the common units of CRLP. The limited partners of CRLP who hold common units or “redeemable units” are primarily those persons (including certain officers and trustees of the Trust) who, at the time of the Trust’s initial public offering, elected to hold all or a portion of their interest in the form of units rather than receiving common shares of the Trust, or individuals from whom CRLP acquired certain properties who elected to receive units in exchange for the properties. Redeemable units represent the number of outstanding limited partnership units as of the date of the applicable balance sheet, valued at the closing market value of the Trust’s common shares. Each redeemable unit may be redeemed by the holder thereof for either one common share of the Trust or cash equal to the fair market value thereof at the time of such redemption, at the option of the Trust. Additionally, CRLP has outstanding $100 million of Series B Preferred Units issued in a private placement, that are exchangeable for 7.25% Series B Cumulative Redeemable Perpetual Preferred Shares of the Trust on or after August 24, 2009 at the option of the holders of the Series B Preferred Units.
          The Board of Trustees of the Trust manages CRLP by directing the affairs of the Trust. The Trust’s interests in CRLP entitles the Trust to share in cash distributions from, and in the profits and losses of, CRLP in proportion to the Trust’s percentage interest therein and entitle the Trust to vote on all matters requiring a vote of the limited partners.
          On January 31, 2008, the Board of Trustees of the Trust authorized the repurchase of up to $25.0 million of the Trust’s 8 1/8% Series D Preferred Depositary Shares (“Series D Depositary Shares”) in a limited number of separate, privately negotiated transactions. Each Series D Preferred Depositary Share represents 1/10 of a share of the Trust’s 8 1/8% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share (“Series D Depositary Share”). In connection with the repurchase of the Series D Preferred Shares, the Board of Trustees of the Trust, as general partner of CRLP, also authorized the repurchase of a corresponding number of Series D Cumulative Redeemable Preferred Units (the “Series D Preferred Units”) by CRLP. During the first quarter of 2008, the Trust repurchased 306,750 outstanding Series D Depositary Shares in privately negotiated transactions for an aggregate purchase price of $7.7 million, at an average price of $24.86 per depositary share. In connection with the repurchase of the Series D Preferred Shares, the Trust, as general partner of CRLP, also repurchased a corresponding number of Series D Preferred Units, all of which were held by the Trust as general partner of CRLP. The Trust wrote off approximately $0.3 million of issuance costs associated with these repurchases. On or after April 30, 2008, the remaining Series D Depositary Shares may be redeemed by the Trust and have a liquidation preference of $25.00 per depositary share. The Series D Depositary Shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Trust.
Note 5 — Acquisition and Disposition Activity
          Property Acquisitions
          On January 16, 2008, CRLP acquired the remaining 75% interest in a 270-unit multifamily apartment community, Colonial Village at Matthews, located in Charlotte, North Carolina. CRLP acquired its initial 25% interest in March 2006. The remaining interest was acquired for $18.4 million, consisting of assumption of $14.7 million of existing mortgage debt (25% of which was previously unconsolidated by CRLP) and $7.4 million of cash. The cash portion was funded through proceeds from asset sales. The results of operations have been included in the consolidated condensed financial statements since the date of acquisition of the remaining 75% interest.

           Property Dispositions
          On January 24, 2008, CRLP disposed of its 15% interest in Fairmont at Fossil Creek, a 240-unit multifamily apartment community located in Fort Worth, Texas (see Note 9 for additional discussion).
          On January 24, 2008, CRLP disposed of its 15% interest in Auberry at Twin Creeks, a 216-unit multifamily apartment community located in Dallas, Texas (see Note 9 for additional discussion).
          On January 31, 2008, CRLP disposed of its 10% interest in Arbors at Windsor Lake, a 228-unit multifamily apartment community located in Columbia, South Carolina (see Note 9 for additional discussion).
          On February 1, 2008, CRLP disposed of 250 Commerce Center, a 37,000 square foot office asset located in Montgomery, Alabama. CRLP sold this asset for approximately $3.1 million. The proceeds from the sale of this asset will be used to fund future investment activities and for general corporate purposes.
          On February 29, 2008, CRLP disposed of its 10% interest in Park Crossing, a 200-unit multifamily apartment community located in Fairfield, California (see Note 9 for additional discussion).
          On February 29, 2008, CRLP disposed of its 10% interest in the GPT/Colonial Retail Joint Venture, which included six retail malls totaling an aggregate of 3.9 million square feet. CRLP’s 10% interest in this asset was sold for a total sales price of approximately $38.3 million (see Note 9 for additional discussion).
          During the first quarter of 2008, CRLP, through CPSI, disposed of a portion of its interest in the Bluerock TIC through a series of three transactions. Effectively, CRLP’s interest was reduced from 40% to 33.26% as part of the overall plan to reduce this interest down to 10% (see Note 9 for additional discussion).
          In accordance with SFAS No. 144, net income and gain on disposition of real estate for properties sold in which CRLP does not maintain continuing involvement are reflected in the consolidated condensed statements of income as “discontinued operations” for all periods presented. During the three months ended March 31, 2008 and 2007, all of the operating properties sold with no continuing interest were classified as discontinued operations. The following is a listing of the properties CRLP disposed of in 2008 and 2007 that are classified as discontinued operations:

Property	Location	Date Sold	Units/ Square Feet

Multifamily
Mayflower Seaside	Virginia Beach, VA	June 2007	265
Cape Landing	Myrtle Beach, SC	June 2007	288
Colonial Grand at Natchez Trace	Jackson, MS	June 2007	328
Colonial Grand at The Reservoir	Jackson, MS	June 2007	170
Colonial Grand at Promenade	Montgomery, AL	February 2007	384
Beacon Hill	Charlotte, NC	January 2007	349
Clarion Crossing	Raleigh, NC	January 2007	260
Colonial Grand at Enclave	Atlanta, GA	January 2007	200
Colonial Village at Poplar Place	Atlanta, GA	January 2007	324
Colonial Village at Regency Place	Raleigh, NC	January 2007	180
Colonial Village at Spring Lake	Atlanta, GA	January 2007	188
Colonial Village at Timothy Woods	Athens, GA	January 2007	204

Office
250 Commerce Center	Montgomery, AL	February 2008	37,000

Retail
Village on the Parkway	Dallas, TX	July 2007	380,500
Britt David Shopping Center	Columbus, GA	July 2007	102,600
Colonial Mall Decatur	Huntsville, AL	July 2007	576,100
Colonial Mall Lakeshore	Gainesville, GA	July 2007	518,300
Colonial Mall Staunton	Staunton, VA	July 2007	424,000
Colonial Mayberry Mall	Mount Airy, NC	July 2007	206,900
Colonial Promenade Montgomery	Montgomery, AL	July 2007	209,100
Colonial Promenade Montgomery North	Montgomery, AL	July 2007	209,900
Colonial Shoppes Bellwood	Montgomery, AL	July 2007	87,500
Colonial Shoppes McGehee Place	Montgomery, AL	July 2007	98,300
Colonial Shoppes Quaker Village	Greensboro, NC	July 2007	101,900
Olde Town Shopping Center	Montgomery, AL	July 2007	38,700
Colonial Shoppes Wekiva	Orlando, FL	May 2007	208,600
Colonial Shoppes Bear Lake	Orlando, FL	April 2007	131,300
Colonial Shoppes Yadkinville	Yadkinville, NC	March 2007	90,917
Rivermont Shopping Center	Chattanooga, TN	February 2007	73,481
          Additionally, CRLP classifies real estate assets as held for sale only after CRLP has received approval by the Trust’s internal investment committee, CRLP has commenced an active program to sell the assets, CRLP does not intend to retain a continuing interest in the property, and in the opinion of CRLP’s management, it is probable the assets will sell within the next 12 months. As of March 31, 2008, CRLP had classified 13 multifamily assets containing 3,334 units as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $190.3 million as of March 31, 2008, which represents the lower of depreciated cost or fair value less costs to sell. There is $14.3 million of mortgage debt associated with these properties as of March 31, 2008. The operations of these held for sale properties have been reclassified to discontinued operations for all periods presented in accordance with SFAS No. 144. Depreciation expense and amortization suspended as a result of assets being classified as held for sale for the three months ended March 31, 2008 was approximately $1.9 million. There is no depreciation expense or amortization suspended as a result of these assets being classified as held for sale during the three months ended March 31, 2007.
          In some cases, CRLP uses disposition proceeds to fund investment activities through tax-deferred exchanges under Section 1031 of the Internal Revenue Code. Certain of the proceeds described above were received into temporary cash accounts pending the fulfillment of Section 1031 exchange requirements. Subsequently, the funds were utilized for financing of other investment activities.
          In accordance with SFAS No. 144, the operating results of properties (excluding condominium conversion properties not previously operated) designated as held for sale, are included in discontinued operations in the Consolidated Condensed Statements of Income and Comprehensive Income for all periods presented. Also under the provisions of SFAS No. 144, the reserves, if any, to write down the carrying value of the real estate assets designated and classified as held for sale are also included in discontinued operations (excluding condominium conversion properties not previously operated). Additionally, under SFAS No. 144, any impairment losses on assets held for continuing use are included in continuing operations.
          Below is a summary of the operations of the properties sold or classified as held for sale during the three months ended March 31, 2008 and 2007 that are classified as discontinued operations:

	Three Months Ended
(amounts in thousands)	March 31,
	2008	2007
Property revenues:
Base rent	$6,590	$15,993
Tenant recoveries	5	1,660
Other revenue	821	1,355

Total revenues	7,416	19,008

Property operating and administrative expenses	3,063	7,863
Depreciation	—	2,734
Amortization	—	62

Total expenses	3,063	10,659

Interest expense, net	(227)	(2,027)

Income from discontinued operations before net gain on disposition of discontinued operations	4,126	6,322
Net gain on disposition of discontinued operations	2,913	34,801
Minority interest to limited partners	13	(42)

Income from discontinued operations	$7,052	$41,081

Note 6 — For-Sale Activities and Impairment
           For-Sale Residential Activities
          CRLP, through CPSI, did not close on any units at its condominium conversion properties during the three months ended March 31, 2008. During the three months ended March 31, 2007, CRLP, through CPSI, disposed of 179 condominium units at CRLP’s condominium conversion properties. During the three months ended March 31, 2008 and 2007, CRLP, through CPSI, sold 14 and 46 units at its for-sale residential development properties, respectively. During the three months ended March 31, 2008 and 2007, gains from sales of property on the CRLP’s Consolidated Condensed Statements of Income and Comprehensive Income included $33,000 ($65,000 including an income tax benefit) and $10.4 million ($8.1 million net of income taxes), respectively, from these condominium and for-sale residential sales. The following is a summary of revenues and costs of condominium conversion and for-sale residential activities for the three months ended March 31, 2008 and 2007:

(amounts in thousands)	Three Months Ended
	March 31,
	2008	2007
Condominium revenues, net	$—	$34,079
Condominium costs	—	(25,956)

Gains on condominium sales, before minority interest and income taxes	—	8,123

For-sale residential revenues, net	2,776	9,259
For-sale residential costs	(2,743)	(7,017)

Gains on for-sale residential sales, before minority interest and income taxes	33	2,242

Minority interest	—	142
(Provision) / benefit for income taxes	32	(2,275)

Gains on condominium conversions, for-sale residential sales and developments, net of minority interest and income taxes	$65	$8,232

          For-sale residential projects under development of $63.4 million and $96.0 million as of March 31, 2008 and December 31, 2007, respectively, are reflected as construction in progress in the accompanying Consolidated Condensed Balance Sheets. This decrease can be attributed to for-sale residential projects that are now classified as held for sale. For-sale residential projects of approximately $57.3 million and $22.2 million are reflected in real estate assets held for sale as of March 31, 2008 and December 31, 2007, respectively. During 2007, a $42.1 million non-cash impairment charge was recorded on CRLP’s wholly-owned for-sale residential properties. All for-sale residential amounts above are net of this impairment charge.
          The net gains on condominium unit sales are classified in discontinued operations if the related condominium property was previously operated by CRLP as an apartment community. For the three months ended March 31, 2008, there were no gains recognized on condominium unit sales. For the three months ended March 31, 2007, gains on condominium unit sales, net of income taxes, of $6.7 million, are included in discontinued operations. Condominium conversion properties are reflected in the accompanying Consolidated Condensed Balance Sheets as part of real estate assets held for sale, and totaled $2.9 million as of March 31, 2008 and December 31, 2007.
          For cash flow statement purposes, CRLP classifies capital expenditures for newly developed for-sale residential communities and for other condominium conversion communities in investing activities. Likewise, the proceeds from the sales of condominium units and other residential sales are also included in investing activities.
           Impairment
          During the three months ended March 31, 2008, the condominium and single family housing markets remained soft due to increasing mortgage financing rates, the availability of sub-prime lending and other types of mortgages, increasing supplies of such assets, an increase in construction costs, and higher insurance costs, resulting in lower sales prices and reduced sales velocity. In addition, pricing in the single family housing market declined primarily due to lack of demand. During 2007, CRLP recorded a non-cash impairment charge of $43.3 million ($26.8 million net of income tax) to reduce the carrying value of certain of its for-sale residential developments to their estimated fair market value. An increase in construction costs (partially related to the dispute and litigation with a general contractor — See Note 12 for additional discussion) during development was also factored into the impairment charge recorded during 2007. CRLP utilized a probability weighted discounted future cash flow analysis, which incorporates available market information and other assumptions made by management. The impairment charge recorded during 2007 was primarily related to the for-sale residential projects located in Gulf Shores, Alabama (the Cypress Village project and the Grander condominium development) and one condominium project in downtown Charlotte, North Carolina (The Enclave). During the three months ended March 31, 2008, CRLP decided to develop / lease the Enclave condominium project and a portion of the Cypress Village project as multifamily apartment communities.
          CRLP calculates the fair values of its for-sale residential projects evaluated for impairment under SFAS No. 144 based on current market conditions and assumptions made by management, which may differ materially from actual results if market conditions continue to deteriorate or improve. If market conditions do not improve or if there is further market deterioration, it may impact the number of projects CRLP can sell, the timing of the sales and/or the prices at which CRLP can sell them. If CRLP is unable to sell projects, it may incur additional impairment charges on projects previously impaired as well as on projects not currently impaired but for which indicators of impairment may exist, which would decrease the value of CRLP’s assets as reflected on our balance sheet and adversely affect our partners’ equity. There can be no assurances of the amount or pace of future for-sale residential sales and closings, particularly given current market conditions.
           Commercial Developments
          CRLP recorded gains on sales of commercial developments totaling $1.5 million, net of income taxes, during the three months ended March 31, 2008. These amounts relate to changes in development cost estimates, including stock-based compensation costs, that were capitalized into certain of CRLP’s commercial developments which were sold in previous periods.

Note 7 — Net Income Per Unit
          For the three months ended March 31, 2008 and 2007, a reconciliation of the numerator and denominator used in the basic and diluted income from continuing operations per common unit is as follows:

	Three Months Ended
(amounts in table in thousands)	March 31,	March 31,
	2008	2007
Numerator:
Income from continiung operations	$14,777	$4,357
Less: Distributions to general partner preferred unitholders	(2,488)	(4,491)
Less: Distributions to limited partner preferred unitholders	(1,827)	(1,812)
Less: Preferred unit issuance costs	(271)	—

Net income (loss) available to common unitholders	$10,191	$(1,946)

Denominator:
Denominator for basic net income per unit — weighted average units	56,868	56,543
Effect of dilutive securities:
Trustee and employee stock options, treasury method	161	—

Denominator for diluted net income per unit - adjusted weighted average units	57,029	56,543

          For the three months ended March 31, 2008, options to purchase 567,357 Trust shares at a weighted average exercise price of $31.86 were outstanding but were excluded from the computation of diluted net income per unit because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the three months ended March 31, 2007, CRLP reported a net loss from continuing operations (after preferred distributions), and as such, the effect of dilutive shares has been excluded from per unit computations because including such shares would be anti-dilutive. Options to purchase 601,961 Trust shares at a weighted average exercise price of $20.41 per share were dilutive during the three months ended March 31, 2007, but were excluded from the computation of diluted net income per unit due to CRLP’s loss from continuing operations (after preferred distributions). In connection with the special distribution paid by the Trust during 2007 (See Note 2), the exercise price of all of the Trust’s then outstanding options has been reduced by $10.63 per share for all periods presented as required under the terms of the Trust’s option plans.
Note 8 — Segment Information
          CRLP manages its business based on the performance of four operating portfolios: multifamily, office, retail and for-sale residential. As a result of the impairment charge recorded during 2007 related to CRLP’s for-sale residential projects, CRLP’s for-sale residential operating portfolio met the quantitative threshold to be considered a reportable segment. The results of operations and assets of the for-sale residential portfolio were previously included in other income (expense) and in unallocated corporate assets, respectively, due to the insignificance of this operating portfolio in prior periods. Each portfolio has a separate management team that is responsible for acquiring, developing, managing and leasing properties within such portfolio. The pro-rata portion of the revenues, net operating income (“NOI”), and assets of the partially-owned unconsolidated entities that CRLP has entered into are included in the applicable portfolio information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable portfolio information. In reconciling the portfolio information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned unconsolidated entities are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method, and discontinued operations are reported separately. Management evaluates the performance of its multifamily, office and retail portfolios and allocates resources to them based on portfolio NOI. Portfolio NOI is defined as total property revenues, including unconsolidated partnerships and joint ventures, less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance and advertising). All of CRLP’s condominium conversion properties and related sales are being managed by the multifamily portfolio. Management evaluates the performance of its for-sale residential business based on net gains / losses. Presented below is segment information, for the multifamily, office and retail portfolios, including the reconciliation of total portfolio revenues to total revenues and total portfolio NOI to income from continuing operations for the three months ended March 31, 2008 and 2007, and total portfolio assets to total assets as of March 31, 2008 and December 31, 2007. Additionally, CRLP’s net gains on for-sale residential projects for the three months ended March 31, 2008 and 2007 are presented below:

	Three Months Ended
	March 31,
(in thousands)	2008	2007
Revenues:
Segment Revenues:
Multifamily	$78,295	$76,489
Office	14,614	38,026
Retail	8,710	25,301

Total Segment Revenues	101,619	139,816

Partially-owned unconsolidated entities — Mfam	(2,218)	(2,572)
Partially-owned unconsolidated entities — Off	(13,147)	(7,827)
Partially-owned unconsolidated entities — Rtl	(5,338)	(3,669)
Construction revenues	7,879	12,785
Unallocated corporate revenues	5,299	3,243
Discontinued operations property revenues	(7,416)	(19,008)

Total Consolidated Revenues	86,678	122,768

NOI:
Segment NOI:
Multifamily	47,264	45,146
Office	9,652	25,194
Retail	5,953	17,859

Total Segment NOI	62,869	88,199

Partially-owned unconsolidated entities — Mfam	(1,131)	(1,067)
Partially-owned unconsolidated entities — Off	(8,521)	(4,839)
Partially-owned unconsolidated entities — Rtl	(3,786)	(2,526)
Unallocated corporate revenues	5,299	3,243
Discontinued operations property NOI	(4,353)	(11,145)
Construction NOI	613	414
Property management expenses	(2,241)	(3,490)
General and administrative expenses	(5,780)	(5,978)
Management fee and other expenses	(3,685)	(2,943)
Investment and development (1)	(769)	(138)
Depreciation	(23,691)	(32,109)
Amortization	(771)	(5,725)
Other	(177)	(121)

Income from operations	13,876	21,775

Total other income (expense), net (2)	901	(17,418)

Income (loss) from continuing operations	$14,777	$4,357

(in thousands)	March 31,	December 31,
	2008	2007
Assets
Segment Assets Multifamily	$2,523,257	$2,449,558
Office	118,341	82,630
Retail	188,353	149,933
For-Sale Residential (3)	136,168	211,729

Total Segment Assets	2,966,119	2,893,850
Unallocated corporate assets (4)	266,276	335,787

	$3,232,395	$3,229,637

(1)	Reflects costs incurred related to abandoned pursuits. Abandoned pursuits are volatile and therefore may vary between periods.

(2)	For-sale residential activities including net gain on sales and income tax expense (benefit) are included in other income (See table below for additional details on for-sale residential activities and also Note 6 related to for-sale activities).

(3)	Two projects, formerly for-sale residential developments, are now being developed / leased as multifamily apartment communities.

(4)	Includes CRLP’s investment in partially-owned entities of $61,841 as of March 31, 2008 and $69,682 as of December 31, 2007.

     For-Sale Residential

	Three Months Ended
	March 31,
(in thousands)	2008	2007

Gains on for-sale residential sales	$33	$2,242
Income tax benefit (expense)	18	(835)

Income from for-sale residential sales	$51	$1,407

Note 9 — Investment in Partially-Owned Entities
          CRLP accounts for the following investments in partially-owned entities using the equity method. The following table summarizes the investments in partially-owned entities as of March 31, 2008 and December 31, 2007:

			(in thousands)
	Percent		March 31,	December 31,
	Owned		2008	2007

Multifamily:
Arbors at Windsor Lake, Columbia, SC	10.00	%(1)	$—	$569
Auberry at Twin Creeks, Dallas, TX	15.00	%(2)	—	702
Belterra, Ft. Worth, TX	10.00%		690	708
Carter Regents Park, Atlanta, GA	40.00	%(3)	5,316	5,282
CG at Huntcliff, Atlanta, GA	20.00%		2,078	2,138
CG at McKinney, Dallas, TX (Development)	20.00%		876	1,003
CG at Research Park, Raleigh, NC	20.00%		1,153	1,197
CG at Traditions, Gulf Shores, AL (Development)	35.00%		1,683	1,591
CMS / Colonial Joint Venture I	15.00%		438	435
CMS / Colonial Joint Venture II	15.00	%(4)	(415)	(419)
CMS Florida	25.00	%(5)	(388)	(338)
CMS Tennessee	25.00	%(6)	256	258
CMS V / CG at Canyon Creek, Austin, TX	25.00%		873	1,226
CV at Matthews, Charlotte, NC	25.00	%(7)	—	1,004
DRA Alabama	10.00%		2,314	2,260
DRA CV at Cary, Raleigh, NC	20.00%		1,973	2,026
DRA Cunningham, Austin, TX	20.00%		969	969
DRA The Grove at Riverchase, Birmingham, AL	20.00%		1,461	1,409
Fairmont at Fossil Creek, Fort Worth, TX	15.00	%(8)	—	567
Park Crossing, Fairfield, CA	10.00	%(9)	—	797
Stone Ridge, Columbia, SC	10.00%		459	451

Total Multifamily			19,736	23,835

Office:
600 Building Partnership, Birmingham, AL	33.33%		84	76
Colonial Center Mansell JV	15.00%		1,264	1,377
DRA / CRT JV	15.00	%(10)	22,212	23,365
DRA / CLP JV	15.00	%(11)	(7,826)	(6,603)
Huntsville TIC; Huntsville , AL	33.26	%(12)	3,837	7,922

Total Office			19,571	26,137

Retail:
Colonial Promenade Madison, Huntsville, AL	25.00%		2,232	2,258
Colonial Promenade Smyrna, Smyrna, TN (Development)	50.00%		2,257	2,297
GPT / Colonial Retail JV	10.00	%(13)	—	(5,021)
Highway 150, LLC, Birmingham, AL	10.00%		61	64
OZRE JV	15.00	%(14)	(6,622)	(6,204)
Parkway Place Limited Partnership, Huntsville, AL	45.00%		9,774	10,342
Colonial Promenade Craft Farms, Gulf Shores, AL	15.00%		1,123	1,300
Parkside Drive LLC I, Knoxville, TN	50.00%		5,821	6,898
Parkside Drive LLC II, Knoxville, TN (Development)	50.00%		6,256	6,270
Colonial Promenade Alabaster II/Tutwiler II, Birmingham, AL	5.00%		(121)	(107)

			20,781	18,097

Other:
Heathrow, Orlando, FL	50.00%		1,735	1,585
Colonial / Polar-BEK Management Company, Birmingham, AL	50.00%		18	28

			1,753	1,613

			$61,841	$69,682

Footnotes on following page

(1)	CRLP sold its interest in Arbors at Windsor Lake during January 2008.

(2)	CRLP sold its interest in Auberry at Twin Creeks during January 2008.

(3)	Carter at Regents Park includes a $1.2 million non-cash impairment charge that was recorded during the three months ended September 30, 2007. CRLP also has a first mortgage on this property of $23.3 million at March 31, 2008

(4)	The CMS/Colonial Joint Venture II holds one property in which CRLP has a 15% partnership interest.

(5)	CRLP sold its interest in Colonial Grand at Bayshore during January 2007.

(6)	CRLP sold its interest in Colonial Village at Hendersonville during September 2007.

(7)	CRLP acquired the remaining 75% interest in Colonial Village at Matthews during January 2008 (see Note 5).

(8)	CRLP sold its interest in Fairmont at Fossil Creek during January 2008.

(9)	CRLP sold it interest in Park Crossing during February 2008.

(10)	As of March 31, 2008, this joint venture included 18 properties located in Ft. Lauderdale, Jacksonville and Orlando, Florida; Atlanta, Georgia; Rockville, Maryland; Charlotte, North Carolina; Memphis, Tennessee and Houston, Texas. CRLP sold its interest in Saint Petersburg Centre and Las Olas Centre during 2007.

(11)	As of March 31, 2008, this joint venture included 16 office properties and 2 retail properties located in Birmingham, Alabama; Orlando and Tampa, Florida; Atlanta, Georgia; Charlotte, North Carolina and Austin, Texas. Amount includes the value of CRLP’s investment of approximately $27.6 million, offset by the excess basis difference on the June 2007 joint venture transaction (see Note 2) of approximately $35.4 million, which is being amortized over the life of the properties.

(12)	Amount includes CRLP’s investment of approximately $15.6 million, offset by the excess basis difference on the transaction of approximately $11.7 million, which is bring amortized over the life of the properties.

(13)	CRLP’s 10% interest in this joint venture was sold during February 2008.

(14)	As of March 31, 2008, this joint venture included 11 retail properties located in Birmingham, Alabama; Jacksonville, Orlando, Punta Gorda and Tampa, Florida; Athens, Georgia and Houston, Texas. Amount includes the value of CRLP’s investment of approximately $10.5 million, offset by the excess basis difference on the June 2007 joint venture transaction (see Note 2) of approximately $17.2 million, which is being amortized over the life of the properties.
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
          On February 29, 2008, CRLP disposed of its 10% interest in Park Crossing, a 200-unit multifamily apartment community located in Fairfield, California. CRLP’s interest in this asset was sold for a total sales price of approximately $3.4 million and the proceeds from the sale will be used to fund future investment activities and for general corporate purposes.
          On February 29, 2008, CRLP disposed of its 10% interest in the GPT/Colonial Retail Joint Venture, which included six retail malls totaling an aggregate of 3.9 million square feet. CRLP’s 10% interest in this asset was sold for a total sales price of approximately $38.3 million. CRLP recognized a gain of approximately $12.2 million on the sale. The proceeds from the sale will be used to fund future investment activities and for general corporate purposes.
          During the first quarter of 2008, CRLP disposed of a portion of its interest in the Bluerock TIC through a series of three transactions. Effectively, CRLP’s interest was reduced from 40% to 33.26% as part of the overall plan to reduce this interest down to 10%. Proceeds from sales totaled $3.4 million with minimal gain recognized. The proceeds from the sale of this asset will be used to fund future investment activities and for general corporate purposes.
          The following table summarizes balance sheet financial data of significant unconsolidated joint ventures in which CRLP had ownership interests as of March 31, 2008 and December 31, 2007 (dollar amounts in thousands):

	Total Assets		Total Debt		Total Equity
	2008	2007	2008	2007	2008	2007

DRA/CRT	$1,217,063	$1,248,807	$993,189	$993,264	$192,252	$202,162
DRA/CLP	938,561	973,861	741,907	741,907	183,161	194,210
OZRE	357,542	362,734	284,000	284,000	70,217	74,012
GPT	—	374,498	—	322,776	—	43,982

	$2,513,166	$2,959,900	$2,019,096	$2,341,947	$445,630	$514,366

          The following table summarizes income statement financial data of significant unconsolidated joint ventures in which CRLP had ownership interests for the three months ended March 31, 2008 and 2007 (dollar amounts in thousands):

	Total Revenues		Net Income		Share of Net Income
	2008	2007	2008	2007	2008	2007

DRA/CRT	$42,495	$47,738	$(4,668)	$(7,770)	$(530)	$(970)
DRA/CLP	28,397	n/a	(4,360)	n/a	(96)	n/a
OZRE	8,583	n/a	(2,493)	n/a	(38)	n/a
GPT (1)	8,191	11,904	(1,752)	(2,625)	11,977	(136)

	$87,666	$59,642	$(13,273)	$(10,395)	$11,313	$(1,106)

(1)	CRLP sold its interest in this joint venture in February 2008 and recognized a gain of approximately $12.2 million.
Note 10 — Financing Activities
          On January 8, 2008, CRLP, together with the Trust, added $175 million of additional borrowing capacity through the accordion feature of the unsecured revolving credit facility (“the Credit Facility”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. Therefore, as of March 31, 2008, CRLP, with the Trust as guarantor, has a $675.0 million Credit Facility. The amended Credit Facility has a maturity date of June 21, 2012.
          In addition to the Credit Facility, CRLP has a $40.0 million cash management line provided by Wachovia that will expire on June 21, 2012.
          Base rate loans and revolving loans are available under the Credit Facility. The Credit Facility also includes a competitive bid feature that allows CRLP to convert up to $337.5 million under the Credit Facility to a fixed rate and for a fixed term not to exceed 90 days. Generally, base rate loans bear interest at Wachovia’s designated base rate, plus a base rate margin ranging up to 0.25% based on CRLP’s unsecured debt ratings from time to time. Revolving loans bear interest at LIBOR plus a margin ranging from 0.325% to 1.05% based on CRLP’s unsecured debt ratings. Competitive bid loans bear interest at LIBOR plus a margin, as specified by the participating lenders. Based on CRLP’s current unsecured debt rating, the revolving loans currently bear interest at a rate of LIBOR plus 75 basis points.
          The Credit Facility, which is primarily used by CRLP to finance property acquisitions and developments, had an outstanding balance at March 31, 2008 of $82.0 million. The interest rate of the Credit Facility was 3.50% and 5.59% at March 31, 2008 and 2007, respectively. The cash management line of credit did not have an outstanding balance as of March 31, 2008.
          The Credit Facility contains various covenants and events of default that could trigger early repayment obligations, including, but not limited to the following: nonpayment; violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; certain financial ratios; and generally not paying CRLP’s debts as they become due. At March 31, 2008, CRLP was in compliance with these covenants.
          During the first quarter of 2008, CRLP repurchased $50.0 million of its outstanding unsecured senior notes in separate transactions at an average 12% discount to par value, which represents an 8.2% yield to maturity. As a result of the repurchases, CRLP recognized an aggregate gain of $5.5 million, which is included in Gains (losses) on retirement of debt on CRLP’s Consolidated Condensed Statements of Income and Comprehensive Income. On April 23, 2008, the Board of Trustees of the Trust authorized a repurchase program which allows CRLP to repurchase up to an additional $200.0 million of its outstanding unsecured senior notes (see Note 13).
          On March 27, 2008, CRLP refinanced mortgages associated with two of its multifamily apartment communities, Colonial Grand at Trinity Commons, a 462-unit apartment community located in Raleigh, North Carolina, and Colonial Grand at Wilmington, a 390-unit apartment community located in Wilmington, North Carolina. CRLP financed an aggregate of $57.6 million, at a weighted average interest rate of 5.4%. The loan proceeds were used to repay the mortgages of $29.0 million and the balance was used to pay down CRLP’s unsecured line of credit.
Note 11 — Derivatives and Hedging
          CRLP’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, CRLP primarily uses interest rate swaps (including forward starting interest rate swaps) and caps as part of its cash flow hedging strategy. During the three months ended March 31, 2008, interest rate caps were used to hedge the variable cash flows associated with existing variable-rate debt.
          As of March 31, 2008, CRLP had certain interest rate caps with a fair value of less than $1,000 included in other assets. There was no change in net unrealized income for derivatives designated as cash flows for the three months ended March 31, 2008. The change in net unrealized income (loss) of ($0.2) million for derivatives designated as cash flow hedges for the three months ended March 31, 2007, is a component of partners’ equity. All derivatives were designated as hedges for the three months ended March 31, 2008 and 2007, respectively.
          As of March 31, 2008, CRLP had approximately $6.0 million in accumulated other comprehensive income related to settled or terminated derivatives that will be reclassified to interest expense as interest payments are made on CRLP’s hedged debt.
Note 12 —Contingencies
          CRLP is involved in a contract dispute with a general contractor in connection with construction costs and cost overruns with respect to certain of its for-sale projects, which are being developed in a joint venture in which CRLP is a majority owner. The contractor is affiliated with CRLP’s joint venture partner.
•	In connection with the dispute, in January 2008, the contractor filed a lawsuit against CRLP alleging, among other things, breach of contract, enforcement of a lien against real property, misrepresentation, conversion, declaratory judgment and an accounting of costs, and is seeking $10.3 million in damages, plus consequential and punitive damages.

•	Certain of the subcontractors, vendors and other parties, involved in the projects, including purchasers of units, have also made claims for payment in the form of lien claims, general claims or lawsuits. As an example, CRLP was sued in April 2008 by a purchaser of certain condominium units alleging breach of contract, fraud, construction deficiencies and misleading sales practices, and is seeking compensatory and punitive damages.
          CRLP is continuing to evaluate its options and investigate these claims, including possible claims against the contractor and other parties, and intends to vigorously defend itself against these claims. However, no prediction of the likelihood, or amount, of any resulting loss or recovery can be made at this time and no assurance can be given that the matter will be resolved favorably.
          In connection with certain retail developments, CRLP has received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. CRLP has guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds. The total amount outstanding on these bonds was approximately $13.5 million and $11.3 million at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008 and December 31, 2007, no liability was recorded for these guarantees.

          In connection with the office and retail joint venture transactions, as discussed in Note 2 above, CRLP assumed certain contingent obligations for a total of $15.7 million, of which $7.2 million remains outstanding as of March 31, 2008.
          CRLP has received notification related to an unclaimed property audit for the States of Alabama and Tennessee. As of March 31, 2008, CRLP is unable to estimate the extent or potential impact, if any, that this audit may have on CRLP’s financial position or results of operations or cash flows.
          CRLP is a party to various other legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position or results of operations or cash flows of CRLP.
Note 13 — Subsequent Events
          Acquisitions
          On April 17, 2008, CRLP acquired 139 acres of land for $22.0 million to be used for the development of Colonial Pinnacle Nor du Lac, a 950,000 square feet retail shopping center located in Covington, Louisiana. This acquisition of land was funded from borrowings under CRLP’s unsecured line of credit.
          Dispositions
          On May 5, 2008, CRLP, through CPSI, disposed of a portion of its interest in the Bluerock TIC through a series of two transactions. Effectively, CRLP’s interest was reduced from 33.26% to 26.85% as part of the overall plan to reduce this interest down to 10%. Proceeds from sales totaled $3.3 million and CRLP recognized minimal gain on these transactions. The proceeds from the sale of these transactions will be used to fund future investment activities and for general corporate purposes.
          Financing Activities
          On April 23, 2008, the Board of Trustees of the Trust authorized a repurchase program which allows CRLP to repurchase up to an additional $200 million of outstanding unsecured senior notes of CRLP. The senior notes may be repurchased from time to time in open market transactions or privately negotiated transactions, subject to applicable legal requirements, market conditions and other factors. The repurchase program does not obligate CRLP to repurchase any specific amounts of senior notes, and repurchases pursuant to the program may be suspended or resumed at any time without further notice or announcement. CRLP will continue to monitor the debt markets and repurchase certain senior notes that meet CRLP’s required criteria, as funds are available.
          On April 28, 2008, CRLP repurchased $9.9 million of its outstanding unsecured senior notes in separate transactions at an average 12% discount to par value, which represents an 8.15% yield to maturity. As a result of the repurchases, CRLP recognized an aggregate gain of $1.1 million.
          Distribution
          On April 23, 2008, the Board of Trustees of the Trust declared a cash distribution to partners of CRLP in the amount of $0.50 per common unit of partnership interest, totaling approximately $28.7 million. The distribution was declared to partners of record as of May 5, 2008 and will be paid on May 12, 2008.

Report of Independent Registered Public Accounting Firm
To the Board of Trustees of Colonial Properties Trust
and Partners of Colonial Realty Limited Partnership:
We have reviewed the accompanying consolidated condensed balance sheet of Colonial Realty Limited Partnership and its subsidiaries (the “Company”) as of March 31, 2008, and the related consolidated condensed statements of income and comprehensive income for each of the three month periods ended March 31, 2008 and 2007 and the consolidated condensed statements of cash flows for the three month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of income and comprehensive income, partners’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 29, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/ PricewaterhouseCoopers LLP
Birmingham, Alabama
May 9, 2008

COLONIAL REALTY LIMITED PARTNERSHIP
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion and analysis of the consolidated condensed financial condition and consolidated results of operations should be read together with the consolidated financial statements of Colonial Realty Limited Partnership (the “Company”) and notes thereto contained in this Form 10-Q. This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” or the negative of these terms or comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, and our affiliates, or the industry’s actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements including, but not limited to, the risks described under the caption “Risk Factors” in our 2007 Annual Report on Form 10-K Such factors include, among others, the following:
•	national and local economic, business and real estate conditions, including, but not limited to, the effect of demand for multifamily units, office and retail rental space, the extent, strength and duration of any economic recovery, such as the effects on demand for units and rental space and the creation of new multifamily, office and retail developments, availability and creditworthiness of tenants, the level of lease rents, and the availability of financing for both tenants and us;

•	adverse changes in real estate markets, including, but not limited to, the extent of tenant bankruptcies, financial difficulties and defaults, the extent of future demand for multifamily units and office and retail space in our core markets and barriers of entry into new markets which we may seek to enter in the future, the extent of decreases in rental rates, competition, our ability to identify and consummate attractive acquisitions on favorable terms, our ability to consummate any planned dispositions in a timely manner on acceptable terms, and our ability to reinvest sales proceeds in a manner that generates favorable terms;

•	increased exposure, as a multifamily focused real estate investment trust (“REIT”), to risks inherent in investments in a single industry;

•	actions, strategies and performance of affiliates that we may not control or companies, including joint ventures, in which we have made investments;

•	changes in operating costs, including real estate taxes, utilities, and insurance;

•	higher than expected construction costs;

•	risks of development or conversion of for-sale projects including, but not limited to, delays in obtaining required governmental permits and authorizations, cost overruns, and operating deficits;

•	legislative or other regulatory decisions, including government approvals, actions and initiatives, including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof;

•	effects of tax legislative action;

•	our general partner’s ability to maintain its status as a REIT for federal income tax purposes, our ability to maintain our status as a partnership for federal income tax purposes, the ability of certain of our subsidiaries to maintain their status as taxable REIT subsidiaries for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	effect of any rating agency actions on the cost and availability of new debt financing;

•	level and volatility of interest rates or capital market conditions;

•	effect of any terrorist activity or other heightened geopolitical crisis;

•	other factors affecting the real estate industry generally; and

•	other risks identified in our 2007 Annual Report on Form 10-K and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate.
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
          We are the operating partnership of the Trust, which is a self-administered equity REIT that owns, develops and operates multifamily, office and retail properties primarily in the Sunbelt region of the United States. We are a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of commercial and residential real estate property and for-sale residential property. Including properties in lease-up, our activities include full or partial ownership of a diversified portfolio of 195 properties as of March 31, 2008, located in Alabama, Arizona, Florida, Georgia, Maryland, Nevada, North Carolina, South Carolina, Tennessee, Texas, and Virginia, development of new properties, acquisition of existing properties, build-to-suit development, and the provision of management, leasing, and brokerage services for commercial real estate. As discussed below, consistent with our strategic initiative to become a multifamily focused REIT, we expect to generate the majority of our net operating income from multifamily apartment communities.
          As of March 31, 2008, we owned or maintained a partial ownership in 123 multifamily apartment communities containing a total of 37,564 apartment units (consisting of 107 wholly-owned consolidated properties and 16 properties partially-owned through unconsolidated joint venture entities aggregating 32,451 and 5,113 units, respectively) (the “multifamily apartment communities”), 47 office properties containing a total of approximately 16.0 million square feet of office space (consisting of one wholly-owned consolidated property and 46 properties partially-owned through unconsolidated joint-venture entities aggregating 0.2 million and 15.8 million square feet, respectively) (the “office properties”), 25 retail properties containing a total of approximately 7.0 million square feet of retail space, including anchor-owned square footage (consisting of four wholly-owned consolidated properties and 21 properties partially-owned through unconsolidated joint venture entities aggregating 1.0 million and 6.0 million square feet, respectively) (the “retail properties”), and certain parcels of land adjacent to or near certain of these properties (the “land”). The multifamily apartment communities, the office properties, the retail properties and the land are referred to collectively as the “properties”.
          As a lessor, the majority of our revenue is derived from tenants and residents under existing leases at our properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our residents and tenants, and the ability of these tenants and residents to make their rental payments. Additionally, our reliance on third-party management fees has increased significantly as a result of an increase in joint venture activities and the related third-party management agreements.
          The for-sale residential business remained unstable throughout the first quarter of 2008 due to increasing mortgage financing rates, the continuing decline in the availability of sub-prime lending and other types of mortgages. This deterioration led to increasing supplies of such assets, an increase in construction costs, and higher insurance costs, resulting in lower sales prices and reduced sales velocity. In addition, pricing in the single family housing market declined primarily due to lack of demand. Because of these factors, during 2007, we recorded a non-cash impairment charge of $43.3 million ($26.8 million, net of tax) to reduce the carrying value of certain of our for-sale residential developments to their estimated fair market value. This impairment charge was primarily related to the for-sale residential projects located in Gulf Shores, Alabama and one condominium project in downtown Charlotte, North Carolina. Including the charge, as of March 31, 2008, we had approximately $120.7 million of capital cost (based on book value, including pre-development and land costs) invested in our consolidated for-sale residential projects ($63.4 million classified as construction in progress and $57.3 million classified as assets held for sale) and $17.5 million invested in our unconsolidated for-sale residential projects. If market conditions do not improve or if there is further market deterioration, it may impact the number of projects we can sell, the timing of the sales and/or the prices at which we can sell them. If we are unable to sell projects, we may incur additional impairment charges on projects previously impaired as well as on projects not currently impaired but for which indicators of impairment may exist, which would decrease the value of our assets as reflected on our balance sheet and adversely affect our partners’ equity. There can be no assurances of the amount or pace of future for-sale residential sales and closings, particularly given current market conditions.

Business Strategy
          As more fully described in our 2007 Annual Report Form 10-K, to facilitate our plan to become a multifamily focused REIT by reducing our ownership interests in our office and retail portfolios, we completed two joint venture transactions in June 2007. In addition, in 2007, we completed the outright sale of an additional 12 retail properties. Each of these transactions is discussed in more detail below.
          In June 2007, the Trust sold to DRA G&I Fund VI Real Estate Investment Trust, an entity advised by DRA Advisors LLC (“DRA”) its 69.8% interest in a newly formed joint venture (the “DRA/CLP JV”) that became the owner of 24 office properties and two retail properties that were previously wholly-owned by CRLP. CRLP retained a 15% minority interest in the DRA/CLP JV (see Note 9), as well as management and leasing responsibilities for the 26 properties. DRA also purchased an aggregate of 2.6% of the interests in the DRA/CLP JV from limited partners of CRLP. As a result, interests in the DRA/CLP JV are currently held by DRA, a subsidiary of CRLP and certain limited partners of CRLP that did not elect to sell their interests in the DRA/CLP JV. Total sales proceeds from the sale of the Trust’s 69.8% interest were approximately $379.0 million. The Trust recorded a net gain of approximately $211.8 million on the sale of its 69.8% interest. The Trust also deferred a gain of approximately $7.2 million as a result of certain obligations it assumed in the transaction. During 2007, the Trust recognized approximately $3.0 million of this deferred gain as a result of a reduction of the related obligation.
          In June 2007, the Trust sold to OZRE Retail, LLC (“OZRE”) its 69.8% interest in a newly formed joint venture (the “OZRE JV”) that became the owner of 11 retail properties that were previously wholly-owned by CRLP. CRLP retained 15% minority interest in the OZRE JV (see Note 9), as well as management and leasing responsibilities for the 11 properties. OZRE also purchased interests in the OZRE JV from limited partners of CRLP. As a result, interests in the OZRE JV are held by OZRE, a subsidiary of CRLP, and certain limited partners of CRLP that did not elect to sell their interests in the OZRE JV to OZRE. Total sales proceeds from the sale of this 69.8% interest were approximately $115.0 million. We recorded a net gain of approximately $64.7 million on the sale of the Trust’s 69.8% interest. The Trust also deferred a gain of approximately $8.5 million as a result of certain obligations it assumed in the transaction. During 2007, the Trust recognized approximately $5.5 million of this deferred gain as a result of a reduction of the related obligation.
          In connection with the office and retail joint venture transactions, 85% of the DRA/CLP JV and the OZRE JV membership units were distributed to the Trust and all limited partners of CRLP on a pro rata basis. The Trust recorded these distributions at book value.
          Additionally, during 2007, CRLP completed the outright sale of an additional 11 retail assets for an aggregate sales price of $129.0 million. In addition, during 2007, CRLP sold a 90% owned retail property, for a sales price of $74.4 million.
          As a result of the above joint venture transactions, the Trust paid a special distribution of $10.75 per share to the Trust’s common shareholders during 2007. Common unitholders of CRLP also received a special distribution in connection with these transactions. The remaining proceeds from these transactions were used to pay down our outstanding indebtedness.
Executive Summary of Results of Operations
          The following discussion of results of operations should be read in conjunction with the Consolidated Condensed Statements of Income and Comprehensive Income and the Operating Results Summary included below. In order to evaluate the operating performance of our properties for the comparative periods presented, we have presented financial information which summarizes the rental and other property revenues, property operating expenses (excluding depreciation and amortization) and net operating income (“NOI”) on a comparative basis. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income as presented in our consolidated financial statements. NOI is a supplemental non-GAAP financial measure. We believe that the line on our Consolidated Condensed Statements of Income entitled “net income” is the most directly comparable GAAP measure to NOI. A reconciliation of NOI to GAAP net income is included below. A reconciliation of segment NOI for each of our three operating segments — multifamily, office and retail — and income (loss) for our for-sale residential projects is set forth in Note 8 to our Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q.
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
          The principal factors that influenced our operating results for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 were as follows:
•	Achieved Multifamily NOI growth of 4.5% compared to the first quarter of 2007;

•	Office and Retail NOI and Rental revenues associated with our office and retail assets decreased due to:
•	the office and retail joint venture transactions that were consummated during June 2007; and

•	the outright sale of 16 retail assets during 2007;
•	Completed the development of four multifamily properties consisting of 824 apartment homes;

•	Repurchased $50.0 million of unsecured senior notes in separate transactions at an average of 12% discount of par value and recognized gains of $5.5 million or $0.10 per diluted share in net income; and

•	Recognized a $9.1 million reduction in interest expense, an improvement of $0.16 per diluted share in net income compared to the first quarter of 2007.
Additionally, our multifamily division physical occupancy for consolidated properties was 96.2% and 96.0% as of March 31, 2008 and 2007, respectively.
Reconciliation of Operating Results Summary to Consolidated Condensed Statements of Income
          The following schedules are provided to reconcile our Consolidated Condensed Statements of Income to the information presented in the Operating Results Summary (dollar amounts in thousands).

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Total	Operations	Operations	Total
Rental revenues (1)	$73,500	$7,416	$80,916	$106,740	$19,008	$125,748
Construction revenues	7,879	—	7,879	12,785	—	12,785
Non-property related revenues	5,299	—	5,299	3,243	—	3,243
Property operating expenses (rental expense and real estate taxes)	(28,599)	(3,063)	(31,662)	(38,239)	(7,863)	(46,102)
Construction expenses	(7,266)	—	(7,266)	(12,371)	—	(12,371)
Property management expenses	(2,241)	—	(2,241)	(3,490)	—	(3,490)
General and adminstrative expenses	(5,780)	—	(5,780)	(5,978)	—	(5,978)
Management fee and other expenses	(3,685)	—	(3,685)	(2,943)	—	(2,943)
Investment and development	(769)	—	(769)	(138)	—	(138)
Depreciation and amortization	(24,462)	—	(24,462)	(37,834)	(2,796)	(40,630)
Interest expense and debt cost amortization	(18,440)	(227)	(18,667)	(27,534)	(2,027)	(29,561)
Gains (losses) on retirement of debt	5,471	—	5,471	(64)	(2)	(66)
Income tax and other	874	—	874	(233)	—	(233)
Interest income	791	—	791	2,131	2	2,133
Income from unconsolidated entities	10,269	—	10,269	6,814	—	6,814
Gains, net of taxes	1,931	2,913	4,844	1,325	34,801	36,126
Minority interest of limited partners	5	13	18	143	(42)	101

Net income	14,777	7,052	21,829	4,357	41,081	45,438

Dividends to preferred unitholders	(4,315)	—	(4,315)	(6,303)	—	(6,303)
Preferred share issuance costs write-off	(271)	—	(271)	—	—	—

Net income (loss) available to common unitholders	$10,191	$7,052	$17,243	$(1,946)	$41,081	$39,135

(1)	Rental revenues include minimum rent, tenant recoveries and other property related revenue from our Consolidated Condensed Statements of Income.

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
(amounts in thousands)

	Three Months Ended March 31,
	2008	2007	Variance
Rental revenues:
Multifamily	$76,077	$73,917	$2,160
Office	1,467	30,199	(28,732)
Retail	3,372	21,632	(18,260)

Total rental revenues	80,916	125,748	(44,832)

Property operating expenses (rental expenses and real estate taxes):
Multifamily	(30,121)	(29,959)	(162)
Office	(336)	(9,844)	9,508
Retail	(1,205)	(6,299)	5,094

Total property operating expenses	(31,662)	(46,102)	14,440

Net operating income (rental revenues less property operating expenses)(1)	$49,254	$79,646	(30,392)
Multifamily Margin (NOI/rental revenues) (2):	60.4%	59.5%	0.9%
Multifamily occupancy at end of period:	96.2%	96.0%	0.2%

Construction revenues	7,879	12,785	(4,906)
Construction expenses	(7,266)	(12,371)	5,105
Non-property related revenues	5,299	3,243	2,056
Depreciation & amortization	(24,462)	(40,630)	16,168
Property management expenses	(2,241)	(3,490)	1,249
General and administrative expenses	(5,780)	(5,978)	198
Management fee and other expense	(3,685)	(2,943)	(742)
Investment and development	(769)	(138)	(631)
Interest expense & debt cost amortization	(18,667)	(29,561)	10,894
Gains (losses) on retirement of debt	5,471	(66)	5,537
Interest income	791	2,133	(1,342)
Income taxes and other	874	(233)	1,107

Earnings from continuing and discontinued operations	6,698	2,397	4,301

Equity in earnings from unconsolidated entities	10,269	6,814	3,455

Gains from sale of property, net of income taxes	4,844	36,126	(31,282)

Minority interest of limited partners	18	101	(83)

Net income	21,829	45,438	(23,609)

(1)	Net operating income is a non-GAAP financial measure. See discussion related to this measure above under “Executive Summary of Results of Operations.” Multifamily NOI can be calculated by subtracting multifamily operating expenses from multifamily rental revenues. Office NOI and Retail NOI each can be calculated by subtracting operating expenses from rental revenues.

(2)	Multifamily Margin is calculated by adding multifamily rental revenues, subtracting multifamily operating expenses and dividing the difference by multifamily rental revenues.

(3)	Multifamily occupancy at end of period consists of physical occupancy for consolidated properties in our multifamily division at the end of the applicable period.

Multifamily analysis
          For the three months ended March 31, 2008 as compared to the same period in 2007, total multifamily revenues increased as a result of new acquisitions, condominium conversion properties placed back into service, new developments placed into service and improved operations, which were offset by dispositions during 2007. Multifamily revenues increased $2.4 million related to new acquisitions, $2.2 million due to increased rental rates and additional ancillary income at properties held in both periods and $1.3 million related to new developments placed into service and condominium conversion properties placed back into service. These increases were partially offset by a decrease in revenues of $3.8 million resulting from the disposition of 12 multifamily apartment communities since the beginning of 2007.
          For the three months ended March 31, 2008 as compared to the same period in 2007, multifamily NOI increased as a result of new acquisitions, condominium conversion properties placed back into service, new developments placed into service and improved operations, which were offset by dispositions during 2007. Multifamily NOI increased $1.5 million related to new acquisitions, $1.5 million due to increased rental rates and additional ancillary income at properties held in both periods and $1.2 million related to new developments placed into service and condominium conversion properties placed back into service. These increases were partially offset by a decrease in NOI of $2.1 million resulting from the disposition of 12 multifamily apartment communities since the beginning of 2007.
Commercial property analysis
          For the three months ended March 31, 2008 as compared to the same period in 2007, rental revenues and NOI associated with our office and retail assets decreased $47.0 million and $32.4 million, respectively, compared to the same period in 2007. As a result of the office joint venture transaction that closed in June 2007, office revenues and office NOI decreased $28.7 million and $19.3 million, respectively. As a result of the retail joint venture transaction that closed in June 2007, retail revenues and retail NOI decreased $8.4 million and $6.5 million, respectively. Additionally, retail rental revenues and retail NOI decreased $9.4 million and $6.2 million, respectively, as a result of the outright sale of our retail malls and shopping centers during 2007. These decreases were partially offset by new retail developments placed into service.
Construction activities
          Revenues from construction activities decreased approximately $4.9 million for the three months ended March 31, 2008 as compared to the same period in 2007. Expenses from construction activities decreased approximately $5.1 million for the three months ended March 31, 2008 as compared to the same periods in 2007 due to a decrease in activity year over year.
Non-property related revenues
          Non-property related revenues increased $2.1 million for the three months ended March 31, 2008 as compared to the same period in 2007. These increases are a result of the management fees related to the office and retail joint venture transactions that closed in June 2007. In addition, we recorded $0.9 million in fees from our partner’s sale of its 75% interest in our Canyon Creek joint venture. These fees were partially offset by lost management fee revenues from the GPT/Colonial Retail Joint Venture, for which we no longer provide management services as of June 2007. Our interest in this joint venture was sold in February 2008.
Property management expenses
          Property management expenses consist of regional supervision and accounting costs related to property operations. These expenses decreased $1.2 million for the three months ended March 31, 2008 as compared to the same period in 2007 primarily due to a reallocation of management salaries to management fee expenses as a result of the office and retail joint venture transactions that closed in June 2007.
Management fee and other expenses
          Management fee and other expenses consist of property management and other services provided to third parties. These expenses increased $0.7 million for the three months ended March 31, 2008 as compared to the same period in 2007 primarily due to a reallocation of management salaries from property management expenses as a result of the office and retail joint venture transactions that closed in June 2007. In addition, we experienced an increase in legal fees associated with a contract dispute with a general contractor in connection with construction costs and cost overruns at certain of our for-sale projects.
Investment and development
          Investment and development expenses include costs incurred related to abandoned pursuits. These expenses increased $0.6 million during the three months ended March 31, 2008 as compared to the same period in 2007 primarily as a result of us decreasing the size of our development pipeline in the Southwestern United States for our multifamily apartment communities. Abandoned pursuits are volatile and therefore vary between periods.
Depreciation and amortization expenses
          Depreciation and amortization expense decreased for the three months ended March 31, 2008 compared to the same period in 2007. The decrease is related to disposition activity since March 31, 2007.
Interest expense and debt cost amortization
          For the three months ended March 31, 2008, the decrease in interest expense and debt cost amortization of $9.1 million is a result of the pay down of debt associated with proceeds received from the joint venture transactions and the outright sale of 12 retail assets during 2007.
Gains (losses) on retirement of debt
          Gains (losses) on retirement of debt increased $5.5 million during the three months ended March 31, 2008 as compared to the same period in 2007 primarily as a result the repurchase of $50.0 million of outstanding unsecured senior notes at an average 12% discount to par value, which represents an 8.2% yield to maturity.
Income taxes and other
          Income taxes and other income increased during the three months ended March 31, 2008 as compared to the same periods in 2007 due to $1.0 million received as a result of forfeited earnest money.
Equity in earnings from unconsolidated entities
          Income from unconsolidated entities increased $3.5 million for the three months ended March 31, 2008 due primarily to an increase in gains year over year. We recognized $12.2 million from the sale of our interest in the GPT/Colonial Retail Joint Venture during the three months ended March 31, 2008 compared to a gain of $9.2 million from the sale of our interest in Colonial Grand at Bayshore during the three months ended March 31, 2007. The remaining increase is attributable to the sale of our interest in four multifamily apartment communities.
Gains from sales of property
          Gains from sales of property for the three months ended March 31, 2008, as compared to the same period in 2007, decreased primarily as a result of a reduction in disposition activity. During the first quarter of 2008, we recognized a $2.6 million gain on the disposition of one office asset and gains of $1.5 million related to changes in development cost estimates on certain of our commercial developments which were sold in previous periods. During the first quarter of 2007, we recognized gains on the disposal of eight multifamily apartment communities and two retail assets.
Distributions to preferred unitholders
          Distributions to preferred unitholders decreased $2.0 million for the three months ended March 31, 2008 as compared to the same period in 2007 as a result of the redemption of the Trust’s Series E Cumulative Redeemable Preferred Shares of Beneficial Interest and the corresponding redemption of the Series E Preferred Units on May 30, 2007 and the repurchase of 306,750 shares of the Trust’s outstanding 8 1/8% Series D Preferred Depositary Shares (“Series D Depositary Shares”), each representing 1/10 of a share of the Trust’s 8 1/8% Series S Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series D Preferred Shares”), and the corresponding repurchase of the Series D Cumulative Redeemable Preferred Units (“Series D Preferred Units”) during the three months ended March 31, 2008.

Discontinued Operations
          Included in the overall results discussed above are amounts associated with properties that have been sold or were classified as held-for-sale as of March 31, 2008 (see Note 5 to our Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q).
Liquidity and Capital Resources
          Overview
          Our net cash provided by operating activities decreased from $45.3 million for the three months ended March 31, 2007 to $22.5 million for the three months ended March 31, 2008, primarily as a result of the disposition of office and retail assets during 2007.
          Net cash from investing activities decreased from net cash provided of $23.4 million for the three months ended March 31, 2007 to net cash used of $60.2 million for the three months ended March 31, 2008, primarily due to a reduction in cash proceeds resulting from fewer property dispositions and a decrease in property acquisitions year over year.
          Net cash flows used in financing activities decreased from $137.5 million for the three months ended March 31, 2007 to $23.0 million for the three months ended March 31, 2008. The decrease was primarily due to the net change in the revolving credit facility balance, the repurchase of $50.0 million of unsecured senior notes in open market transactions and the issuance of $57.6 million of secured mortgages, which was offset by $7.4 million (net of issuance costs) of cash used to repurchase 8 1/8% Series D preferred depositary shares in privately negotiated transactions.
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
          Credit Ratings
          Our current credit ratings are as follows:

Rating Agency	Rating	Last update

Standard & Poor’s	BBB-(1)	January 18, 2008
Moody’s	Baa3(2)	September 27, 2007
Fitch	BBB-(1)	April 1, 2008

(1)	Ratings outlook is “stable”.

(2)	Ratings outlook is “negative”.
          During 2008, Standard and Poor’s and Fitch reaffirmed our ratings and provided a stable outlook noting our large diversified unencumbered multifamily portfolio and our adequate liquidity position. In September 2007, Moody’s announced that it changed its outlook from stable to negative on our credit rating. Their negative outlook was predicated on the size of our development pipeline as a percentage of our asset base and our higher leverage level for our credit rating.
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
          The majority of our revenue is derived from residents and tenants under existing leases at our properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our residents and tenants, and the ability of these residents and tenants to make their rental payments. Additionally, our reliance on third-party management fees has increased significantly as a result of an increase in joint venture activities and the related third-party management agreements.
          The Trust has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the taxable year ending December 31, 1993. If the Trust qualifies for taxation as a REIT, it generally will not be subject to Federal income tax to the extent it distributes all of its REIT level taxable income to its shareholders. Our partnership agreement requires us to distribute at least quarterly 100% of our available cash (as defined in the partnership agreement) to holders of our partnership units. Consistent with our partnership agreement, we intend to continue to distribute quarterly an amount of our available cash sufficient to enable the Trust to pay quarterly dividends to its shareholders in an amount necessary to satisfy the requirements applicable to REITs under the Internal Revenue Code and to eliminate federal income and excise tax liability, when applicable.
          On January 31, 2008, the Board of Trustees of the Trust authorized the repurchase of up to $25.0 million of our Series D Depositary Shares in a limited number of separate, privately negotiated transactions. Each Series D Depositary Share represents 1/10 of a share of the Trust’s Series D Preferred Shares. In connection with the repurchase of the Series D Preferred Shares, the Board of Trustees of the Trust, as a general partner of CRLP, also authorized the repurchase of the Series D Preferred Units, all of which are held by the Trust, as a general partner of CRLP. During the first quarter of 2008, the Trust repurchased 306,750 shares of our outstanding 8 1/8% Series D Preferred Depositary Shares in privately negotiated transactions for an aggregate purchase price of $7.7 million, at an average price of $24.86 per depositary share. The Trust also repurchased a corresponding number of Series D Preferred Units. We wrote off approximately $0.3 million of issuance costs associated with these repurchases.
          During the three months ended March 31, 2008, we repurchased $50.0 million in unsecured senior notes in separate transactions at a 12% discount to the par value of the senior notes, which represents an 8.2% yield to maturity. In order to continue to capitalize on the current spreads, on April 23, 2008, the Board of Trustees of the Trust authorized the repurchase of up to an additional $200.0 million of outstanding unsecured senior notes in open market transactions. We will continue to monitor the debt markets and repurchase certain senior notes that meet our required criteria as funds are available.
           Long-Term Liquidity Needs
          Our long-term liquidity requirements consist primarily of funds necessary to pay the principal amount of our long-term debt as it matures, significant non-recurring capital expenditures that need to be made periodically at our properties, development projects that we undertake and costs associated with acquisitions of properties that we pursue. Historically, we have satisfied these requirements principally through the most advantageous source of capital at that time, which has included the incurrence of new debt through borrowings (through public offerings of unsecured debt and private incurrence of collateralized and unsecured debt), sales of common and preferred shares, capital raised through the disposition of assets, and joint venture capital transactions. We have filed registration statements to facilitate issuance of debt and equity securities on an as-needed basis subject to our ability to affect offerings on satisfactory terms based on prevailing conditions. We believe these sources of capital will be available in the future to fund our long-term capital needs. However, factors described below and elsewhere herein may have a material adverse effect on our continued access to these capital sources.
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
          Over the last few years, we have maintained our asset recycling program, which allows us to maximize our investment returns through the sale of assets that have reached their maximum investment potential and reinvest the proceeds into opportunities with more growth potential. During the three months ended March 31, 2008, we sold our 10%-15% ownership interest in four multifamily apartment communities consisting of 884 units. In addition to the sale of these multifamily apartment communities, during the three months ended March 31, 2008, we sold one office asset consisting of 37,000 square feet. We also sold our 10% ownership interest in the GPT/Colonial Retail Joint Venture representing approximately 3.9 million square feet (including anchor-owned square footage). Sales proceeds of approximately $17.3 million, including our pro-rata share of proceeds from partially-owned dispositions, were used to repay a portion of the borrowings under our unsecured line of credit, to repay mortgages associated with the properties, to fund general corporate purposes and to fund other investment opportunities. Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. Our ability to sell properties in the future to raise cash will be limited if market conditions make such sales unattractive. For-sale residential properties under development or acquired for development usually generate little or no cash flow until completion of development and sale of a significant number of homes or condominium units and may experience operating deficits after the date of completion and until such homes or condominium units are sold.
          At March 31, 2008, our total outstanding debt balance was $1.7 billion. The outstanding balance includes fixed-rate debt of $1.58 billion, or 94.2% of the total debt balance, and variable-rate debt of $96.5 million, or 5.8% of the total debt balance. Our total market capitalization, calculated as a sum of the book value of our consolidated debt, preferred shares and units and market equity of our outstanding common shares and units, as of March 31, 2008 was $3.3 billion and our ratio of debt to market capitalization was 51.3%. We have certain loan agreements that contain restrictive covenants, which among other things require maintenance of various financial ratios. At March 31, 2008, we were in compliance with these covenants.
           Unsecured Revolving Credit Facilities
          On January 8, 2008, we added $175 million of additional borrowing capacity through the accordion feature of our existing unsecured revolving credit facility (“the Credit Facility”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. Therefore, as of March 31, 2008, CRLP, with the Trust as guarantor, has a $675.0 million Credit Facility. The amended Credit Facility has a maturity date of June 21, 2012.
          In addition to the Credit Facility, we have a $40.0 million cash management line provided by Wachovia that will expire on June 21, 2012.
          Base rate loans and revolving loans are available under the Credit Facility. The Credit Facility also includes a competitive bid feature that will allow us to convert up to $337.5 million under the Credit Facility to a fixed rate and for a fixed term not to exceed 90 days. Generally, base rate loans bear interest at Wachovia’s designated base rate, plus a base rate margin ranging up to 0.25% based on our unsecured debt ratings from time to time. Revolving loans bear interest at LIBOR plus a margin ranging from 0.325% to 1.05% based on our unsecured debt ratings from time to time. Competitive bid loans bear interest at LIBOR plus a margin, as specified by the participating lenders. Based on our current unsecured debt rating, the revolving loans currently bear interest at a rate of LIBOR plus 75 basis points.
          The Credit Facility, which is primarily used to finance property acquisitions and developments, had an outstanding balance at March 31, 2008 of $82.0 million. The interest rate of the Credit Facility was 3.50% and 5.59% at March 31, 2008 and 2007, respectively. The cash management line of credit did not have an outstanding balance as of March 31, 2008.
          The Credit Facility contains various covenants and events of default which could trigger early repayment obligations, including, but not limited to the following: nonpayment; violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; failure to satisfy certain financial ratios; and generally not paying our debts as they become due. In addition, we have certain loan agreements that contain restrictive covenants, which among other things require maintenance of various financial ratios. At March 31, 2008, we were in compliance with all of these covenants.
          During the first quarter of 2008, we repurchased $50.0 million of outstanding unsecured senior notes in separate transactions at an average 12% discount to par value, which represents an 8.2% yield to maturity. As a result of the repurchases, we recognized an aggregate gain of $5.5 million, which is included in Gains (losses) on retirement of debt on our Consolidated Condensed Statements of Income and Comprehensive Income.
          On April 23, 2008, the Board of Trustees of the Trust authorized a repurchase program which allows us to repurchase up to an additional $200 million of outstanding unsecured senior notes of CRLP. The senior notes may be repurchased from time to time in open market transactions or privately negotiated transactions, subject to applicable legal requirements, market conditions and other factors. The repurchase program does not obligate us to repurchase any specific amounts of senior notes, and repurchases pursuant to the program may be suspended or resumed at any time from time to time without further notice or announcement. We will continue to monitor the debt markets and repurchase certain senior notes that meet our required criteria, as funds are available.
          On March 27, 2008, we refinanced mortgages associated with two of our multifamily apartment communities, Colonial Grand at Trinity Commons, a 462-unit apartment community located in Raleigh, North Carolina, and Colonial Grand at Wilmington, a 390-unit apartment community located in Wilmington, North Carolina. We financed an aggregate of $57.6 million, at a weighted average interest rate of 5.4%. The loan proceeds were used to repay the mortgages of $29.0 million and the balance was used to pay down our Credit Facility.
           Investing Activities
          During the first quarter of 2008, we completed the development of three wholly-owned multifamily apartment communities, containing 500 units, located in Charlotte, North Carolina, Memphis, Tennessee, and Gulf Shores, Alabama. We also completed the development of one partially-owned unconsolidated multifamily apartment community, containing 324 units, located in Gulf Shores, Alabama. In the aggregate, we invested approximately $80.7 million to complete these developments, including our pro-rata share of the development cost on the one unconsolidated asset.
          During the first quarter of 2008, we began the development of one wholly-owned multifamily apartment community. This project, if developed as anticipated, will contain approximately 380 units. We continued with the development of six wholly-owned multifamily apartment communities, two office properties and three retail properties. These projects, if developed as anticipated, are expected to contain approximately 1,618 units, 338,000 square feet and 770,000 square feet, respectively, and the total investment, including land acquisition costs, is projected to be approximately $418.5 million, of which $257.9 million has been invested to date as of March 31, 2008. We also continued with the development of one for-sale residential project including 101 units, and two residential lot developments, including an aggregate of 436 lots. If these communities are developed as anticipated, the total investment, including land acquisition costs, is projected to be approximately $82.3 million, of which $63.4 million has been invested through March 31, 2008.
          In addition to the above mentioned wholly-owned development projects, we continued with the development of one partially-owned unconsolidated multifamily apartment community, two partially-owned unconsolidated retail properties and one partially-owned unconsolidated for-sale residential development, containing 541 units, 315,000 square feet and 23 units, respectively. If these projects are developed as anticipated, our portion of the total investment is projected to be approximately $65.6 million, of which $38.8 million has been invested through March 31, 2008. As of March 31, 2008, we have invested $200.4 million in future development projects and certain parcels of land that were acquired for development.
          We regularly incur expenditures in connection with the re-leasing of our office and retail space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly depending on negotiations with tenants. We also incur expenditures for certain recurring capital expenses. During the three months ended March 31, 2008, we incurred approximately $0.3 million related to tenant improvements and leasing commissions, and approximately $4.6 million of recurring capital expenditures on consolidated properties. Since the closing of the office and retail joint venture transactions in the second quarter of 2007, expenses related to the office and retail joint venture properties have been incurred by the respective joint ventures and are being paid for out of cash from the joint ventures’ operations.

           Distributions
          The distribution on our common units payable on May 12, 2008 to holders of record on May 5, 2008, is $0.50 per unit. We also pay regular quarterly distributions on our preferred units. The maintenance of these distributions is subject to various factors, including the discretion of the Board of Trustees of the Trust, our ability to make distributions under Delaware law, the availability of cash to make the necessary distribution payments and the effect of REIT distribution requirements, which require at least 90% of the Trust’s REIT taxable income to be distributed to shareholders (excluding capital gains).
Contingencies
          We are involved in a contract dispute with a general contractor in connection with construction costs and cost overruns with respect to certain of its for-sale projects, which are being developed in a joint venture in which we are a majority owner. The contractor is affiliated with our joint venture partner.
•	In connection with the dispute, in January 2008, the contractor filed a lawsuit against us alleging, among other things, breach of contract, enforcement of a lien against real property, misrepresentation, conversion, declaratory judgment and an accounting of costs, and is seeking $10.3 million in damages, plus consequential and punitive damages.

•	Certain of the subcontractors, vendors and other parties, involved in the projects, including purchasers of units, have also made claims for payment in the form of lien claims, general claims or lawsuits. As an example, we were sued in April 2008 by a purchaser of certain condominium units alleging breach of contract, fraud, construction deficiencies and misleading sales practices, and is seeking compensatory and punitive damages.
          We are continuing to evaluate our options, including possible claims against the contractor, and intend to vigorously defend ourselves against these claims. However, no prediction of the likelihood, or amount, of any resulting loss or recovery can be made at this time and no assurance can be given that the matter will be resolved favorably.
          In connection with certain retail developments, we have received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. We have guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds. The total amount outstanding on these bonds was approximately $13.5 million and $11.3 million at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008 and December 31, 2007, no liability was recorded for these guarantees.
          In connection with the office and retail joint venture transactions, as discussed above, we assumed certain contingent obligations for a total of $15.7 million, of which $7.2 million remains outstanding as of March 31, 2008.
          We have received notification related to an unclaimed property audit for the States of Alabama and Tennessee. As of March 31, 2008, we are unable to estimate the extent or potential impact, if any, that this audit may have on our financial position or results of operations or cash flows.
          We are party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position or results of operations or cash flows.
Off-Balance Sheet Arrangements
          At March 31, 2008, our pro-rata share of mortgage debt of unconsolidated joint ventures is $500.9 million. Under these unconsolidated joint venture non-recourse mortgage loans, we could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions, such as environmental conditions, misuse of funds, and material misrepresentations. In addition, as more fully described in our 2007 Annual Report on Form 10-K, we have made certain guarantees in connection with our investment in unconsolidated joint ventures. We do not have any other off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.

Critical Accounting Policies and Estimates
          Refer to our 2007 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include real estate development, principles of consolidation, revenue recognition, valuation of receivables, and accounting policies for derivatives. During the three months ended March 31, 2008, other than the following, there were no material changes to these policies.
          Investment and Development
          Investment and development expenses consist primarily of costs related to abandoned pursuits. We incur costs prior to land acquisition including contract deposits, as well as legal, engineering and other external professional fees related to evaluating the feasibility of such developments. If we determine that it is not probable that we will develop a particular project, any related pre-development costs previously incurred are immediately expensed.
     Assets and Liabilities Measured at Fair Value
     On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”) for financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.
     SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
     Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
Derivatives and Hedging
          Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps (including forward starting interest rate swaps) and caps as part of our cash flow hedging strategy. During the three months ended March 31, 2008, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
          As of March 31, 2008, we had certain interest rate caps with a fair value of less than $1,000 included in other assets. There was no change in net unrealized income for derivatives designated as cash flows for the three months ended March 31, 2008. The change in net unrealized income (loss) of ($0.2) million for derivatives designated as cash flow hedges for the three months ended March 31, 2007, is a component of partners’ equity. There were no derivatives not designated as hedges for the three months ended March 31, 2008 and 2007, respectively.
          As of March 31, 2008, we had approximately $6.0 million in accumulated other comprehensive income related to settled or terminated derivatives that will be reclassified to interest expense as interest payments are made on the our hedged debt.

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
          An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At March 31, 2008, our exposure to rising interest rates was mitigated by the existing debt level of 51.3% of our total market capitalization and the high percentage of fixed rate debt, 94.2%. As it relates to the short-term, we anticipate increases in interest expense resulting from increasing inflation to be less than future increases in income before interest.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
          As of March 31, 2008, we had approximately $96.5 million of outstanding variable rate debt. We do not believe that the interest rate risk represented by our variable rate debt is material in relation to our $1.7 billion of outstanding total debt, our $3.2 billion of total assets and $3.3 billion total market capitalization as of March 31, 2008.
          If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease annual future earnings and cash flows by approximately $1.0 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.0 million. This assumes that the amount outstanding under our variable rate debt remains approximately $96.5 million, the balance as of March 31, 2008.
          As of March 31, 2008, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).
Item 4. Controls and Procedures
(a)	Disclosure controls and procedures.
     An evaluation was performed under the supervision and with the participation of our management, including our general partner’s chief executive officer and chief financial officer, of the effectiveness as of March 31, 2008 of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.
(b)	Changes in internal control over financial reporting.
     There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          The Trust from time to time issues common shares of beneficial interest (“Common Shares”) pursuant to its Direct Investment Program, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, and its Employee Share Option and Restricted Share Plan, in transactions that are registered under the Securities Act of 1933, as amended (the “Act”). Pursuant to CRLP’s Third Amended and Restated Agreement of Limited Partnership, each time the Trust issues Common Shares pursuant to the foregoing plans, CRLP issues to the Trust, its general partner, an equal number of units for the same price at which the Common Shares were sold, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act due to the fact that units were issued only to the Trust and therefore, did not involve a public offering. During the quarter ended March 31, 2008, CRLP issued 50,044 common units to the Trust for direct investments and other issuances under employee and nonemployee plans for an aggregate of approximately $1.1 million.
          During the three months ended March 31, 2008, the Trust repurchased 306,750 of the Trust’s 8 1/8% Series D Preferred Depositary Shares in a limited number of separate, privately negotiated transactions for a total cost of approximately $7.7 million, at an average price of $24.86 per Series D Depositary Share. Each Series D Depositary Share represents 1/10 of a share of the Trust’s Series D Preferred Shares. In connection with the repurchase of the Series D Preferred Shares, the Trust, as general partner of CRLP, also repurchased a corresponding number of Series D Preferred Units. CRLP wrote off approximately $0.3 million of issuance costs associated with these repurchases.
Item 6. Exhibits
          The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COLONIAL REALTY LIMITED PARTNERSHIP, A Delaware limited partnership
By:	Colonial Properties Trust,
Its General Partner

Date: May 9, 2008	By:	/s/ Weston M. Andress
Weston M. Andress
President and Chief Financial Officer

Date: May 9, 2008	By:	/s/ John E. Tomlinson
John E. Tomlinson
Executive Vice President & Chief Accounting Officer (Principal Accounting Officer)

Index of Exhibits

12.1	Ratio of Earnings to Fixed Charges	Filed herewith	Page 41

15.1	Letter re: Unaudited Interim Financial Information	Filed herewith	Page 42

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith	Page 43

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith	Page 44

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith	Page 45

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith	Page 46