Form 10-K
period 2008-12-31
COLONIAL REALTY LIMITED PARTNERSHIP
filed 2009-02-27
CIK 1013844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Securities registered pursuant to Section 12(g) of the Act: Class A Units of Limited Partnership Interest
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The aggregate market value of common units of partnership interest held by non-affiliates of the Registrant as of June 30, 2008 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $71,762,170, based on the last reported sale price of the common shares of Colonial Properties Trust into which common units are exchangeable.

     Documents Incorporated by Reference
     Portions of Colonial Properties Trust’s proxy statement for the annual shareholders meeting to be held on April 22, 2009 are incorporated by reference into Part III of this report. Colonial Properties Trust expects to file its proxy statement within 120 days after December 31, 2008.
PART I
     This annual report on Form 10-K contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” or the negative of these terms or comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and our affiliates, or the industry’s actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements including, but not limited to, the risks described herein. Such factors include, among others, the following:
•	the weakening economy and mounting job losses in the U.S., together with the downturn in the overall U.S. housing market resulting in increased supply and all leading to deterioration in the multifamily market;

•	national and local economic, business and real estate conditions generally, including, but not limited to, the effect on demand for multifamily units, office and retail rental space or the creation of new multifamily and commercial developments, the extent, strength and duration of the current recession or recovery, the availability and creditworthiness of tenants, the level of lease rents, and the availability of financing for both tenants and us;

•	adverse changes in real estate markets, including, but not limited to, the extent of tenant bankruptcies, financial difficulties and defaults, the extent of future demand for multifamily units and office and retail space in our core markets and barriers of entry into new markets which we may seek to enter in the future, the extent of decreases in rental rates, competition, our ability to identify and consummate attractive acquisitions on favorable terms, our ability to consummate any planned dispositions in a timely manner on acceptable terms, and our ability to reinvest sale proceeds in a manner that generates favorable returns;

•	the Trust’s focus as a multifamily real estate investment trust (“REIT”), which increases our exposure to risks inherent in investments in a single industry;

•	risks associated with having to perform under various financial guarantees that we have provided with respect to certain of our joint ventures and retail developments;

•	ability to obtain financing on reasonable rates, if at all;

•	actions, strategies and performance of affiliates that we may not control or companies, including joint ventures, in which we have made investments;

•	changes in operating costs, including real estate taxes, utilities, and insurance;

•	higher than expected construction costs;

•	uncertainties associated with our ability to sell our existing inventory of condominium and for-sale residential assets, including timing, volume and terms of sales;

•	uncertainties associated with the timing and amount of real estate dispositions and the resulting gains/losses associated with such dispositions;

•	legislative or other regulatory decisions, including government approvals, actions and initiatives, including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof;

•	effects of tax legislative action;

•	our general partner’s ability to continue to maintain its status as a REIT for federal income tax purposes, our ability to maintain our status as a partnership for federal income tax purposes, the ability of certain of our subsidiaries to maintain their status as taxable REIT subsidiaries for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	price volatility, dislocations and liquidity disruptions in the financial markets and the resulting impact on availability of financing;

•	effect of any rating agency actions on the cost and availability of new debt financing;

•	level and volatility of interest or capitalization rates or capital market conditions;

•	effect of any terrorist activity or other heightened geopolitical crisis;

•	other factors affecting the real estate industry generally; and

•	other risks identified in this annual report on Form 10-K and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate.

     Colonial Realty Limited Partnership undertakes no obligation to publicly update or revise these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.
Item 1. Business.
     As used herein, the terms “CRLP”, “we”, “us” and “our” refer to Colonial Realty Limited Partnership, a Delaware limited partnership, and its subsidiaries and other affiliates, including, Colonial Properties Services Limited Partnership (“CPSLP”), Colonial Properties Services, Inc (“CPSI”), CLNL Acquisition Sub, LLC and Colonial VRS L.L.C. or, as the context may require, Colonial Realty Limited Partnership only. As used herein, the term the “Trust” refers to Colonial Properties Trust, an Alabama real estate investment trust, and one or more of its subsidiaries and other affiliates, including CRLP, CPSLP and Colonial Properties Services, Inc. (“CPSI”), CLNL Acquisition Sub, LLC and Colonial VRS L.L.C. or, as the context may require, Colonial Properties Trust only.
     We are the operating partnership of the Trust, our general partner, which is a publically traded, multifamily-focused real estate investment trust (“REIT”) that owns, develops and operates multifamily communities primarily located in the Sunbelt region of the United States. Also, we create additional value for our unitholders by managing commercial assets through joint venture investments and pursuing development opportunities. The Trust is a fully-integrated real estate company, which means that it is engaged in the acquisition, development, ownership, management and leasing of multifamily communities and other commercial real estate properties. The Trust’s assets are owned by, and substantially all of its business is conducted through, us and our subsidiaries and other affiliates. The Trust holds approximately 84.6% of the interests in us.
     Our activities include full or partial ownership and operation of 192 properties as of December 31, 2008, located in Alabama, Arizona, Florida, Georgia, North Carolina, South Carolina, Tennessee, Texas, and Virginia, development of new properties, acquisition of existing properties, build-to-suit development and the provision of management, leasing and brokerage services for commercial real estate.
     As of December 31, 2008, we owned or maintained a partial ownership in 116 multifamily apartment communities containing a total of 35,504 apartment units (consisting of 103 wholly-owned consolidated properties and 13 properties partially-owned through unconsolidated joint venture entities aggregating 31,258 and 4,246 units, respectively) (the “multifamily apartment communities”), 48 office properties containing a total of approximately 16.2 million square feet of office space (consisting of three wholly-owned consolidated properties and 45 properties partially-owned through unconsolidated joint-venture entities aggregating 0.5 million and 15.7 million square feet, respectively) (the “office properties”), 28 retail properties containing a total of approximately 5.4 million square feet of retail space, excluding anchor-owned square-footage (consisting of six wholly-owned properties and 22 properties partially-owned through unconsolidated joint venture entities aggregating 1.2 million and 4.2 million square feet, respectively) (the “retail properties”), and certain parcels of land adjacent to or near certain of these properties (the “land”). The multifamily apartment communities, the office properties, the retail properties and the land are referred to herein collectively as the “properties”. As of December 31, 2008, consolidated multifamily, office and retail properties that had achieved stabilized occupancy (which we have defined as having occurred once the property has attained 93% physical occupancy) were 94.1%, 89.7% and 91.8% leased, respectively.
     As a lessor, the majority of our revenue is derived from residents under existing leases at our properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our residents, and the ability of these residents to make their rental payments. We also receive third-party management fees generated from third party management agreements related to management of properties held in joint ventures.
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

Business Strategy
     In June and July 2007, we completed the following transactions to implement our strategic initiative to become a multifamily focused REIT.
•	In June 2007, we completed the office joint venture transaction with DRA G&I Fund VI Real Estate Investment Trust, an entity advised by DRA Advisors LLC (“DRA”). The Trust sold to DRA its 69.8% interest in the newly formed joint venture (the “DRA/CLP JV”) that became the owner of 24 office properties and two retail properties that were previously wholly-owned by CRLP. Total sales proceeds from the sale of this 69.8% interest were approximately $379.0 million. CRLP retained a 15% minority interest in the DRA/CLP JV (see Notes 2 and 10 to our Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K), as well as management and leasing responsibilities for the 26 properties;

•	In June 2007, we completed the retail joint venture transaction with OZRE Retail, LLC (“OZRE”). The Trust sold to OZRE its 69.8% interest in the newly formed joint venture (the “OZRE JV”) that became the owner of 11 retail properties that were previously wholly-owned by CRLP. Total sales proceeds from the sale of this 69.8% interest were approximately $115.0 million. CRLP retained a 15% minority interest in the OZRE JV (see Notes 2 and 10 to our Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K), as well as management and leasing responsibilities for the 11 properties; and

•	In July 2007, we completed the outright sale of an additional 12 retail assets and the sale of our interests in one other retail asset. As a result of the sale of one of these wholly-owned assets, we recorded an impairment charge of approximately $2.5 million during 2007. This charge is included in “Income from discontinued operations” in the Consolidated Statements of Operations and Comprehensive Income (Loss) included in Item 8 of this Form 10-K.
     As a result of the joint venture transactions discussed above, the Trust paid a special distribution of $10.75 per share on June 27, 2007. The remaining proceeds from these transactions were used to pay down a portion of our outstanding indebtedness (see Note 12 to our Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K). During June 2007, we incurred approximately $29.2 million in prepayment penalties, which was partially offset by the write-off of approximately $16.7 million of debt intangibles. These amounts are included in “Losses on retirement of debt” in the Consolidated Statements of Operations and Comprehensive Income (Loss) included in Item 8 of this Form 10-K.
     The execution of the aforementioned strategic initiative allows the Trust to concentrate its resources primarily on our multifamily business.
     The United States economy is believed to have entered a recession sometime during 2008. In addition, the United States stock and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing even for companies who are otherwise qualified to obtain financing. In addition, the weakening economy in the U.S., together with the downturn in the overall U.S. housing market, resulting in increased supply, has led to deterioration in the multifamily market. With the turmoil in the credit and capital markets, continuing job losses and our expectation that the economy will to continue to remain weak or weaken further before we see any improvements, improving our balance sheet is one of our priorities for 2009.
     In light of the ongoing recession and credit crisis, our priorities are focusing on liquidity, maintaining a strong balance sheet, addressing our near term debt maturities, managing our existing properties and operating our portfolio efficiently and reducing our overhead. To help implement our plans to strengthen the balance sheet and deleverage the company, in January 2009, the Board of Trustees of the Trust decided to accelerate plans to dispose of our for-sale residential assets including condominium conversions and land held for future sale and for-sale residential and mixed-use developments. We significantly reduced our development pipeline during 2008, and in January 2009, we also decided to postpone future development activities (including development projects identified in Item 1 — “Future Development Activity”) until we determine that the current economic environment has sufficiently improved. We expect to invest approximately $30.0 million to $40.0 million to complete projects currently under construction. As a result of these changes to our business strategy, we incurred a non-cash impairment charge of $116.9 million during the fourth quarter of 2008.

     In addition, the Board of Trustees of the Trust reduced the quarterly dividend rate to $0.25 per share and per common partnership unit beginning with the dividend declared for the fourth quarter of 2008. In light of recent Internal Revenue procedure changes, the Board of Trustees of the Trust is currently considering paying future distributions to its shareholders, beginning in May 2009, in a combination of common shares and cash. No decisions have been made at this time as to the manner in which distributions will be paid to unitholders in the event Trust shareholders receive distributions in cash and stock, as described above. This dividend and the alternative dividend structure are intended to allow us to retain additional capital, thereby strengthening our balance sheet. However, the Board of Trustees of the Trust reserves the right to pay any future distribution entirely in cash. We will also look for opportunities to repurchase our outstanding unsecured senior notes and the Trust will look for opportunities to repurchase its Series D preferred depositary shares, as discussed below, at appropriate prices and as circumstances warrant. These decisions were taken to streamline the business and allow us to further concentrate on our multifamily focused strategy.
     We believe that our business strategy, the availability of borrowings under our credit facilities, limited debt maturities in 2009, the number of unencumbered properties in our multifamily portfolio and the additional financing through Fannie Mae expected to be obtained during the first quarter of 2009 (as discussed below) has us positioned to work through this challenging economic environment. However, the ongoing recession and continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing for capital needs at reasonable terms, or at all, which may negatively affect our business. A prolonged downturn in the financial markets may cause us to seek alternative sources of financing on less favorable terms, and may require us to further adjust our business plan accordingly. These events may also make it more difficult or costly for us to raise capital through the issuance of the Trust’s common or preferred shares, subordinated notes or through private financings. For additional discussion regarding management’s assessment of the current economic environment, see “Business Strategy and Outlook” in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.
Operating Strategy
     Our general partner’s business objective as a multifamily focused REIT is to generate stable and increasing cash flow and portfolio value for its shareholders through a strategy of:
•	realizing growth in income from our existing portfolio of properties;

•	selectively acquiring and developing multifamily properties to grow our core portfolio and improve the age and quality of our multifamily apartment communities in growth markets located in the Sunbelt region of the United States;

•	employing a comprehensive capital maintenance program to maintain properties in first-class condition, including recycling capital by selectively disposing of assets that are approaching or have reached their maximum investment potential and reinvesting the proceeds into opportunities with more perceived growth potential;

•	managing our own properties, including our assets through joint venture arrangements, which enables us to better control our operating expenses and establish and maintain long-term relationships with our office and retail tenants; maintaining our third-party property management business, which increases cash flow through management fee income stream and establishes additional relationships with investors and tenants; and

•	executing our plan to dispose of our for-sale residential assets including condominium conversions and land held for future sale and for-sale residential and mixed-use developments.
Financing Strategy
     We seek to maintain a well-balanced, conservative and flexible capital structure by:
•	targeting conservative debt service and fixed charge coverage ratios;

•	extending and sequencing the maturity dates of our debt;

•	borrowing primarily at fixed rates; and

•	pursuing long-term debt financings and refinancings on a secured or unsecured basis subject to market conditions.
     We believe that these strategies have enabled, and should continue to enable, us to access the debt and equity capital markets to fund debt refinancings and the acquisition and development of additional properties. As further discussed under “Liquidity and Capital Resources” in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K, our availability under our existing unsecured credit facility, minimal debt maturities in 2009, the number of unencumbered properties in our multifamily portfolio and the additional financing through Fannie Mae expected to be obtained in the first quarter of 2009 will provide sufficient liquidity to execute our business plan. This liquidity, along with our projected asset sales is expected to allow us to execute our plan in the short-term, without the dependency on the capital markets. However, no assurance can be given that we will retain our investment grade rating. See Item IA — “Risk Factors — Risks Associated with Our Indebtedness and Financing Activities — A Downgrade in Our Credit Ratings Could Adversely Affect Our Performance.”
     As discussed further below under “Recent Events”, in the first quarter of 2009, we anticipate completing a $350 million secured credit facility to be originated by PNC ARCS LLC and repurchased by Fannie Mae (NYSE:FNM). This credit facility is expected to mature in 2019 and will have a fixed interest rate of 6.04%. The credit facility will be collateralized by 19 multifamily properties.
     In addition to the Fannie Mae facility, we are continuing negotiations with Fannie Mae and Freddie Mac (NYSE: FRE) to provide additional secured financing of up to an additional $150 million with respect to certain of our existing other multifamily properties. Any proceeds from these financing arrangements are expected to be used to pay down outstanding borrowings on our unsecured credit facility, provide additional liquidity that can be used toward completion of our remaining ongoing developments, provide additional funding for our unsecured bond repurchase program and provide liquidity for our debt maturities through 2010. However, no assurance can be given that we will be able to consummate any of these additional financing arrangements.
     Certain of our long-term unsecured debt is trading at a discount to the current debt amount. The Board of Trustees of the Trust has approved a $500 million unsecured senior note repurchase program. We repurchased $195.0 million principal amount of our unsecured senior notes during 2008 at a weighted-average discount of 9.1% to par value. We will continue to selectively repurchase our unsecured debt at a discount as funds are available and as current market conditions permit.
     We may modify our borrowing policy and may increase or decrease our ratio of debt to gross asset value in the future. To the extent that the Board of Trustees of the Trust determines to seek additional capital, we may raise such capital through additional asset dispositions, equity offerings, secured financings, debt financings or retention of cash flow (subject to provisions in the Internal Revenue Code of 1986, as amended, requiring a distribution by the Trust of a certain percentage of taxable income and taking into account taxes that would be imposed on undistributed taxable income) or a combination of these methods.
Property Management
     We are experienced in the management and leasing of multifamily and commercial properties and believe that the management and leasing of our own portfolio has helped maintain consistent income growth and has resulted in reduced operating expenses from the properties.
Operational Structure and Segments
     We manage our business activities through, and based on the performance of four operating segments: multifamily, office, retail and for-sale residential. We have centralized administrative functions that are common to each segment, including accounting, information technology and administrative services. We also have expertise appropriate to each specific product type, which is responsible for acquiring, developing, managing and leasing properties within such segment.
     As a result of the impairment charge recorded during the third quarter of 2007 and the fourth quarter of 2008 related to our for-sale residential projects, our for-sale residential operating segment met the quantitative threshold to be considered a reportable segment. Prior to 2007, the results of operations and assets of the for-sale residential activities were previously included in other income (expense) and in unallocated corporate assets, respectively, due to the insignificance of these activities in prior periods. See Note11 — “Segment Information” in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for information on our four segments and the reconciliation of total segment revenues to total revenues, total segment net operating income to income from continuing operations and minority interest for the years ended December 31, 2008, 2007 and 2006, and total segment assets to total assets as of December 31, 2008 and 2007. Information regarding our segments contained in such Note 11 — “Segment Information” in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K is incorporated by reference herein.
     Additional information with respect to each operating segment is set forth below:
     Multifamily Apartment Communities — Multifamily management is responsible for all aspects of multifamily operations, including day-to-day management and leasing of our 116 multifamily apartment communities (103 of which are wholly-owned properties and 13 of which are partially-owned through unconsolidated joint venture entities), as well as providing third-party management services for apartment communities in which we do not have an ownership interest or have a non-controlling ownership interest.

     For-Sale Residential — For-sale management is also responsible for all aspects of our for-sale residential development and disposition activities. As of December 31, 2008, we had six for-sale properties, five of which are residential and one of which is a lot development project. The Board of Trustees of the Trust has decided to accelerate our plans to dispose of our for-sale residential assets including condominium conversions and land held for future sale and for-sale residential and mixed-use developments, incurring a non-cash impairment charge of $116.9 million during the fourth quarter of 2008.
     Office Properties — Office management is responsible for all aspects of our office property operations, including the management and leasing services for our 48 office properties (three of which are wholly-owned properties and 45 of which are partially-owned through unconsolidated joint venture entities), as well as third-party management services for office properties in which we do not have an ownership interest and for brokerage services in other office property transactions.
     Retail Properties — Retail management is responsible for all aspects of our retail property operations, including the management and leasing services for our 28 retail properties (six of which are wholly-owned properties and 22 of which are partially-owned through unconsolidated joint venture entities), as well as third-party management services for retail properties in which we do not have an ownership interest and for brokerage services in other retail property transactions. Additionally, all of our for-sale retail developments are managed by Retail management.
Acquisitions and Developments
     The following table summarizes our acquisitions and developments that were completed in 2008. For the purposes of the following table and throughout this Form 10-K, the size of a multifamily property is measured by the number of units and the size of an office property and retail property is measured in square feet.

			Total
		Total Units/	Cost
	Location	Square Feet (1)	(in thousands)
Consolidated Acquisitions:
Multifamily Properties
Colonial Village at Matthews (2)(3)	Charlotte, NC	270	$18,400

Total Consolidated Acquisitions		270	$18,400

Completed Developments:

Multifamily Property
Colonial Grand at Traditions (4)	Gulf Shores, AL	324	$13,938
Colonial Village at Cypress Village (5)(6)	Gulf Shores, AL	96	26,235
Colonial Village at Godley Lake	Savannah, GA	288	26,668
Colonial Grand at Arysley	Charlotte, NC	368	35,803
Colonial Grand at Huntersville	Charlotte, NC	250	26,031
Colonial Grand at Matthews Commons	Charlotte, NC	216	21,262
Enclave (5)(7)	Charlotte, NC	85	25,353
Colonial Grand at Shelby Farms II (8)	Memphis, TN	154	12,758

		1,781	188,048

Office Properties
Colonial Center TownPark 400 (9)	Orlando, FL	176	27,031
Metropolitan Midtown (9)(10)	Charlotte, NC	162	34,569

		338	61,600

Retail Properties
Colonial Promenade Fultondale (11)	Birmingham, AL	159	21,220
Metropolitan Midtown (9)(10)	Charlotte, NC	172	39,501
Colonial Promenade Smyrna (12)	Nashville, TN	148	17,507

		479	78,228

For-Sale Properties
Grander (13)	Gulf Shores, AL	26	11,061
Whitehouse Creek (14)	Mobile, AL	59	2,543
Regents Park (15)	Atlanta, GA	23	35,271
Metropolitan Midtown (9)(10)	Charlotte, NC	101	36,197

		209	85,072

Total Completed Developments			$412,948

(1)	Square footage is presented in thousands and excludes anchor-owned square footage.

(2)	Prior to our acquisition of the remaining 75% interest in this property in January 2008, we owned a 25% interest in this property through one of our unconsolidated joint ventures.

(3)	Amount represents our portion of the acquisition cost, including mortgage debt assumed.

(4)	Represents 35% of development costs, as we are a 35% equity partner in this unconsolidated development.

(5)	These properties, formerly for-sale residential properties, are now multifamily apartment communities.

(6)	Total costs are presented net of $16.8 million impairment charge recorded during 2007. (7) Total costs are presented net of a $5.4 million impairment charge recorded during 2007. (8) This property was sold during June 2008. (9) These projects are part of mixed-use developments.

(10)	Total costs for Metropolitan Midtown are presented net of economic grant proceeds of approximately $12.3 million (present value). Total costs for the for-sale Metropolitan Midtown development are presented net of a $9.1 million impairment charge recorded during 2008.

(11)	This property was sold during February 2009.

(12)	Represents 50% of the development costs, as we are a 50% equity partner in this unconsolidated development.

(13)	Total costs are presented net of a $6.7 million and $4.3 million impairment charge recorded during 2008 and 2007, respectively.

(14)	Residential lot development.

(15)	Total costs are presented net of a $14.8 million and $1.2 million impairment charge recorded during 2008 and 2007, respectively. We began consolidating this project in our financial statements in 2008. See Note 3 — “Summary of Significant Accounting Policies” under Notes Receivable in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Acquisitions
     Multifamily Property
     Colonial Village at Matthews — On January 16, 2008, we acquired the remaining 75% interest in a 270-unit multifamily apartment community, Colonial Village at Matthews, located in Charlotte, North Carolina. We acquired our initial 25% interest in March 2006. The remaining interest was acquired for $18.4 million, consisting of assumption of $14.7 million of existing mortgage debt ($3.7 million of which was previously unconsolidated by us as a 25% partner) and $7.4 million of cash. The cash portion was funded through proceeds from asset sales. The results of operations have been included in the consolidated financial statements since the date of acquisition of the remaining 75% interest.
Completed Developments
     Multifamily Properties
     Colonial Grand at Traditions — During the first quarter of 2008, we completed the development of Colonial Grand at Traditions, a joint venture project in which we own a 35% interest. Colonial Grand at Traditions is a 324-unit multifamily apartment community located in Gulf Shores, Alabama. Our portion of the project development costs, including land acquisition costs, was approximately $13.9 million and was funded primarily through a secured construction loan.
     Colonial Village at Cypress Village — During the first quarter of 2008, we completed the development of Colonial Village at Cypress Village located in Gulf Shores, Alabama. This development was initially planned as a 96-unit residential townhome community but is now leased as a multifamily apartment community. Project development costs, including land acquisition costs, were approximately $26.7 million, net of a $16.8 million impairment charge recorded in 2007, and were funded through our unsecured credit facility.
     Colonial Village at Godley Lake — During the fourth quarter of 2008, we completed the development of Colonial Village at Godley Lake, a 288-unit multifamily apartment community located in Savannah, Georgia. Project development costs, including land acquisition costs, were approximately $26.7 million and were funded through our unsecured credit facility.
     Colonial Grand at Arysley — During the third quarter of 2008, we completed the development of Colonial Grand at Arysley, a 368-unit multifamily apartment community located in Charlotte, North Carolina. Project development costs, including land acquisition costs, were approximately $35.8 million and were funded through our unsecured credit facility.
     Colonial Grand at Huntersville — During the first quarter of 2008, we completed the development of Colonial Grand at Huntersville, a 250-unit multifamily apartment community located in Charlotte, North Carolina. Project development costs, including land acquisition costs, were approximately $26.0 million and were funded through our unsecured credit facility.
     Colonial Village at Matthews Commons — During the fourth quarter of 2008, we completed the development of Colonial Village at Matthews Commons, a 216-unit multifamily apartment community located in Charlotte, North Carolina. Project development costs, including land acquisition costs, were approximately $21.3 million and were funded through our unsecured credit facility.
     Enclave — During the second quarter of 2008, we completed the development of Enclave located in Charlotte, North Carolina. This development was initially planned as an 85-unit for-sale residential community but is now leased as a multifamily apartment community. Project development costs, including land acquisition costs, were approximately $25.4 million, net of a $5.4 million impairment charge recorded in 2007, and were funded through our unsecured credit facility.
     Colonial Grand at Shelby Farms II — During the first quarter of 2008, we completed the development of Colonial Grand at Shelby Farms II, a 154-unit multifamily apartment community located in Memphis, Tennessee. Project development costs, including land acquisition costs, were approximately $12.8 million and were funded through our unsecured credit facility. This property was sold in June 2008.
     Office Properties
     Colonial Center TownPark 400 — During the second quarter of 2008, we completed the development of Colonial Center TownPark 400, a 176,000 square foot office property located in Orlando, Florida. Project development costs, including land acquisition costs, were approximately $27.0 million and were funded through our unsecured credit facility.

     Metropolitan Midtown — During the fourth quarter of 2008, we completed the development of the office portion of Metropolitan Midtown, a mixed-use development located in Charlotte, North Carolina. The office portion of this development contains 162,000 square feet. Project development costs were approximately $34.6 million and were funded through our unsecured credit facility. Total project cost of $110.3 million for this mixed-use development, including 101 condominium units, 162,000 square feet of office space and 172,000 square feet of retail space, are presented net of $12.3 million of economic grant proceeds.
     Retail Properties
     Colonial Promenade Fultondale — During the third quarter of 2008, we completed the development of Colonial Promenade Fultondale, a 159,000 square foot development, excluding anchor-owned square-footage (369,000 square feet including anchor-owned square footage), located in Birmingham, Alabama. Project costs, including land acquisition costs, were approximately $21.2 million and were funded through our unsecured credit facility. This property was sold during February 2009.
     Colonial Promenade Smyrna — During the second quarter of 2008, we completed the development of Colonial Promenade at Smyrna, a 50% joint venture development. The center is approximately 148,000 square feet, excluding anchor-owned square-footage (416,000 square feet, including anchor-owned square footage), and is located in Smyrna, Tennessee. Our portion of project development costs, including land acquisition costs, was approximately $17.5 million and was funded primarily through a secured construction loan.
     Metropolitan Midtown — During the fourth quarter of 2008, we completed the development of the retail portion of Metropolitan Midtown, a mixed-use development located in Charlotte, North Carolina. The retail portion of this development contains 172,000 square feet. Project development costs were approximately $39.5 million and were funded through our unsecured credit facility. Total project cost of $110.3 million for this mixed-use development, including 162,000 square feet of office space, 172,000 square feet of retail space and 101 condominium units, are presented net of $12.3 million of economic grant proceeds.
     For-Sale Properties
     Grander — During the second quarter of 2008, we completed the development of Grander, a 26-unit residential development located in Gulf Shores, Alabama. Project costs, including land acquisition costs, were approximately $11.1 million, net of a $6.7 million and $4.3 million impairment charge recorded during 2008 and 2007, respectively, and were funded through our unsecured credit facility.
     Whitehouse Creek (formerly Spanish Oaks) — During the second quarter of 2008, we completed the development of 59 land parcels at Whitehouse Creek, a residential lot development located in Mobile, Alabama. Project development costs for these 59 parcels, including land acquisition costs, were approximately $2.5 million. This development was initially planned to be a 200-lot residential development. Project costs, including land acquisition costs, of approximately $13.3 million for the remaining undeveloped lots are included in “For-sale Residential” in the “Future Development Activity” table below.
     Regents Park — During the second quarter of 2008, we completed the development of Regents Park, a 23-unit townhouse development located in Atlanta, Georgia. Project development costs, including land acquisition costs, were approximately $35.3 million and were funded through our unsecured credit facility. Project costs are presented net of a $14.8 million and a $1.2 million impairment charge recorded during 2008 and 2007, respectively.
     Metropolitan Midtown — During the fourth quarter of 2008, we completed the development of Metropolitan, a 101-unit condominium development located in Charlotte, North Carolina. Project development costs, including land acquisition costs, were approximately $36.2 million. Total project cost of $110.3 million for this mixed-use development, including 162,000 square feet of office space, 172,000 square feet of retail space and 101 condominium units, are presented net presented net of $12.3 million of economic grant proceeds and a $9.1 million impairment charge recorded during 2008.
Ongoing Development Activity
     The following table summarizes our properties that are under construction, including undeveloped land, at December 31, 2008. As discussed below under “Future Development Activity,” the Board of Trustees of the Trust decided to postpone future development activities (including future development projects identified below) until the Trust determines that the current economic environment has sufficiently improved. Unless otherwise noted, all developments will be funded through our unsecured credit facility (discussed in this Form 10-K below under the heading “Management’s Discussion and Analysis — Liquidity and Capital Resources”):

		Total
		Units/			Costs
		Square		Estimated	Capitalized
		Feet (1)	Estimated	Total Costs	to Date
	Location	(unaudited)	Completion	(in thousands)	(in thousands)
Multifamily Projects:
Colonial Grand at Desert Vista	Las Vegas, NV	380	2009	53,000	42,463
Colonial Grand at Ashton Oaks	Austin, TX	362	2009	35,300	28,316
Colonial Grand at Onion Creek	Austin, TX	300	2009	32,300	32,000

Retail Projects:
Colonial Promenade Tannehill (2)	Birmingham, AL	350	2009	8,900	5,633

Construction in Progress for Active Developments					$108,412

Unconsolidated (3) :
Colonial Pinnacle Turkey Creek III (4)	Knoxville, TN	160	2009	14,900	11,300

Unconsolidated Construction in Progress for Active Developments					$11,300

(1)	Square footage is presented in thousands and excludes anchor-owned square-footage.

(2)	Total cost and development costs recorded through December 31, 2008 have been reduced by $44.7 million for the portion of the development that was placed into service during 2008. Total cost for this project is expected to be approximately $53.6 million, of which, $6.4 million is expected to be received from the city as reimbursement for infrastructure costs.

(3)	Units and square feet for these unconsolidated projects represent the entire number of units/total square footage for the development.

(4)	Development costs represent 50% of total development costs, as we are a 50% partner in this project.
     Multifamily Development Activity
     Colonial Grand at Desert Vista — During 2008, we began the development of Colonial Grand at Desert Vista, a 380-unit multifamily apartment community located in Las Vegas, Nevada, in the first quarter of 2008. Project development costs, including land acquisition costs, are expected to be approximately $53.0 million. The development is expected to be completed in the third quarter of 2009.
     Colonial Grand at Ashton Oaks — During 2008, we began the development of Colonial Grand at Ashton Oaks, a 362-unit multifamily apartment community located in Austin, Texas, in the first quarter of 2008. Project development costs, including land acquisition costs, are expected to be approximately $35.3 million. The development is expected to be completed in the third quarter of 2009.
     Colonial Grand at Onion Creek — During 2008, we continued with the development of Colonial Grand at Onion Creek, a 300-unit multifamily apartment community located in Austin, Texas. Project development costs, including land acquisition costs, are expected to be approximately $32.3 million. The development is expected to be completed in the first quarter of 2009.
     All of the new multifamily communities listed above will have numerous amenities, including a cyber café, a fitness center, a resort style swimming pool and a resident business center.
     Retail Development Activity
     Colonial Promenade Tannehill — During 2008, we continued the development of Colonial Promenade at Tannehill, a 350,000 square foot development, excluding anchor-owned square-footage (474,400 square feet, including anchor-owned square footage), located in Birmingham, Alabama. Project development costs, including land acquisition costs, are expected to total approximately $53.6 million, which was net of $6.4 million of funds to be received from the city as reimbursement for infrastructure costs. During 2008, we placed 200,616 square feet, representing $44.7 million of the total cost, into service. We expect to complete the final phase of the project in the second quarter of 2010.

     Colonial Pinnacle Turkey Creek III — During 2008, we continued the development of Colonial Pinnacle at Turkey Creek III, a 50% joint venture development with Turkey Creek Land Partners. The center is expected to total approximately 130,000 square feet, excluding anchor-owned square-footage (160,000 square feet, including anchor-owned square footage), and is located in Knoxville, Tennessee. Our portion of project development costs, including land acquisition costs, is expected to be approximately $14.9 million and will be funded primarily through a construction loan. We expect to complete the project in the second quarter of 2009.
Future Development Activity
     As discussed above, in January 2009, the Board of Trustees of the Trust made a strategic decision to accelerate our plan to dispose of our for-sale residential assets and land held for future sale and for-sale residential and mixed-use developments and postpone future development activities (including the future development projects identified below). As discussed below under “Impairment”, we recorded a non-cash impairment charge of $116.9 million in the fourth quarter of 2008. We also incurred $4.4 million of abandoned pursuit costs as a result of the decision to postpone future development activities (including future development projects identified below) and $1.0 million of restructuring charges related to a reduction in our development staff and other overhead personnel. We plan to complete the developments described above but do not intend to start new developments until we determine that the current economic environment has sufficiently improved. The following table lists the consolidated development projects that we had planned to pursue, but that we have suspended indefinitely. While we currently anticipate developing these projects in the future, given the current economic uncertainties, we can give no assurance that we will pursue any of these particular development projects in the future.

			Costs
		Total Units/	Capitalized
		Square Feet (1)	to Date
	Location	(unaudited)	(in thousands)
Multifamily Projects:
Colonial Grand at Sweetwater	Phoenix, AZ	195	$7,281
Colonial Grand at Thunderbird	Phoenix, AZ	244	8,368
Colonial Grand at Randal Park (2)	Orlando, FL	750	13,604
Colonial Grand at Hampton Preserve	Tampa, FL	486	14,320
Colonial Grand at South End	Charlotte, NC	353	12,046
Colonial Grand at Wakefield	Raleigh, NC	369	7,210
Colonial Grand at Azure	Las Vegas, NV	188	7,728
Colonial Grand at Cityway	Austin, TX	320	4,967

Retail
Colonial Pinnacle Craft Farms II (2)	Gulf Shores, AL	74	2,027
Colonial Promenade Huntsville	Huntsville, AL	111	9,527
Colonial Promenade Nor du Lac (3)	Covington, LA	497	34,029

Other Projects and Undeveloped Land
Multifamily			6,714
Office			2,880
Retail			5,502
For-Sale Residential (4)			43,119
Mixed-Use (5)			92,942

Consolidated Construction in Progress			$272,264

(1)	Square footage is presented in thousands and excludes anchor-owned square-footage.

(2)	These projects are part of mixed-use developments.

(3)	Costs capitalized to date are net of a $19.3 million impairment charge (see discussion under “Impairment” below) and excludes $24.0 million of community development district special assessment bonds.

(4)	Costs capitalized to date are net of a $6.5 million impairment charge recorded during 2008 and a $14.8 million impairment charge recorded during 2007.

(5)	Costs capitalized to date are net of a $29.7 million impairment charge recorded during 2008.

Dispositions
     During 2008, we disposed of all or a portion of our interests in 13 multifamily apartment communities, and eight commercial assets, including two office properties and six retail properties, for an aggregate sales price of approximately $202.2 million. These dispositions are summarized below.
     Consolidated Dispositions
     During 2008, we disposed of six wholly-owned multifamily apartment communities representing an aggregate of 1,746 units and one wholly-owned office property representing approximately 37,000 square feet.
     The following table is a summary of our operating property disposition activity in 2008:

		Units/Square		Gain on
Property	Location	Feet	Sales Price (1)	Sales of Property
			(in thousands)	(in thousands)
Multifamily
Colonial Grand at Hunter’s Creek	Orlando, FL	496	57,700	33,530
Colonial Grand at Shelby Farms I&II	Memphis, TN	450	41,000	3,716
Colonial Village at Pear Ridge	Dallas, TX	242	15,500	1,378
Colonial Village at Bear Creek	Fort Worth, TX	120	5,950	747
Colonial Village at Bedford	Fort Worth, TX	238	12,000	1,170
Cottonwood Crossing	Fort Worth, TX	200	7,300	648

Office
250 Commerce Center	Montgomery, AL	37,000	3,050	2,576

Total			$142,500	$43,765

     Unconsolidated Dispositions
     During 2008, we disposed of our interests in seven partially-owned multifamily apartment communities representing an aggregate of 1,751 units, our 15% interest in one partially-owned office property representing approximately 0.2 million square feet and our 10% interest in a retail joint venture containing six retail malls totaling 3.9 million square feet for an aggregate sales price of $59.7 million. We recognized an aggregate gain on these unconsolidated dispositions of $13.3 million during 2008. These gains are presented in “Income from partially-owned unconsolidated entities” on our Consolidated Statements of Operations and Comprehensive Income (Loss).
     In addition, throughout 2008, we sold various parcels of land located adjacent to our existing properties for an aggregate sales price of approximately $18.2 million. We recognized an aggregate gain of approximately $3.6 million on the sale of these parcels of land.
     The proceeds from the 2008 dispositions were used to repay a portion of the borrowings under our unsecured credit facility, fund development activities and for general corporate purposes.
     In some cases, we use disposition proceeds to fund investment activities through tax-deferred exchanges under Section 1031 of the Internal Revenue Code. Certain of the proceeds described above were received into temporary cash accounts pending the fulfillment of Section 1031 exchange requirements. Subsequently, a portion of the funds were utilized to fund investment activities. We incurred an income tax indemnity payment in the fourth quarter of 2008 of approximately $1.3 million with respect to the decision not to reinvest sales proceeds from a previously tax deferred property exchange that was originally expect to occur in the fourth quarter of 2008. The payment was a requirement under a contribution agreement between us and our existing unitholders.

     For-Sale Projects
     During 2008, through CPSI, we sold three condominium units at our condominium conversion properties, one residential lot and 76 condominium units at our for-sale residential development properties. During 2008, “Gains from sales of property” on the Consolidated Statements of Operations and Comprehensive Income (Loss) included $1.7 million ($1.1 million net of income taxes) from these condominium conversion and for-sale residential sales. A summary of the revenues and costs from these sales of for-sale projects are set forth in the table below.

Year Ended
December 31,
(amounts in thousands)	2008
Condominium conversion revenues	$448
Condominium conversion costs	(401)

Gains on condominium conversion sales, before minority interest and income taxes	47

For-sale residential revenues	17,851
For-sale residential costs	(16,226)

Gains on for-sale residential sales, before minority interest and income taxes	1,625

Minority interest	—
Provision for income taxes	(552)

Gains on condominium conversion and for-sale residential sales, net of minority interest and income taxes	$1,120

     The net gains on condominium conversion sales are classified in discontinued operations if we previously operated the related condominium property as an apartment community. For 2008, gains on condominium sales, net of income taxes, of $0.1 million are included in discontinued operations. Condominium conversion properties are reflected in the accompanying Consolidated Balance Sheet as part of real estate assets held for sale, and totaled $0.8 million as of December 31, 2008. Completed for-sale residential projects of approximately $64.7 million are reflected in real estate assets held for sale as of December 31, 2008.
     For cash flow statement purposes, we classify capital expenditures for newly developed for-sale residential communities and for other condominium conversion communities in investing activities. Likewise, the proceeds from the sales of condominium conversion units and for-sale residential sales are also included in investing activities.
Impairment
     The ongoing recession and significant deterioration in the stock and credit markets continue to adversely affect the condominium and single family housing markets. During 2008, the for-sale real estate markets continued to remain unstable due to the limited availability of lending and other types of mortgages, the tightening of the credit standards and an oversupply of such assets, resulting in reduced sales velocity and reduced pricing in the real estate market. As discussed above, in light of the ongoing recession and credit crisis, we have renewed our focus on liquidity, maintaining a strong balance sheet, addressing our near term debt maturities, managing our existing properties and operating our portfolio efficiently and reducing our overhead. To help implement our plans to strengthen the balance sheet and deleverage the company, in January 2009, the Board of Trustees of the Trust decided to accelerate our plan to dispose of our for-sale residential assets including condominium conversions and land held for future sale and for-sale residential and mixed use developments and to postpone future development activities (including previously identified future development projects) until we determine that the current economic environment has sufficiently improved.
     Accordingly, during the fourth quarter 2008, we recorded an impairment charge of $116.9 million ($114.9 million in continuing operations, $2.0 million in discontinued operations). Of this total, $37.9 million is attributable to certain of our completed for-sale residential properties and condominium conversions, $23.5 million relates to properties originally planned as condominiums but were subsequently placed into the multifamily rental pool, $36.2 million is attributable to land held for future mixed-use and for-sale residential developments, and $19.3 million is attributable to a retail development. The impairment charge was calculated as the difference between the estimated fair value of each property and our current book value plus the estimated costs to complete. We also incurred $4.4 million of abandoned pursuit costs as a result of our decision to postpone future development activities (including previously identified future development projects) and $1.0 million of restructuring charges related to a reduction in our development staff and other overhead personnel.
     With respect to our retail development, Colonial Promenade Nord du Lac, we are reviewing various alternatives for this development, and have reclassified the amount spent to date from an active development to a future development. The estimated fair value of this asset was calculated based upon the company’s intent to sell this property upon stabilization, current assumptions regarding rental rates, costs to complete, lease-up, holding period and the estimated sales price.
     We calculate the fair values of each property and development project evaluated for impairment under SFAS No. 144 based on current market conditions and assumptions made by management, which may differ materially from actual results if market conditions continue to deteriorate or improve. Specific facts and circumstances of each project are evaluated, including local market conditions, traffic, sales velocity, relative pricing, and cost structure. We will continue to monitor the specific facts and circumstances at our for-sale properties and development projects. If market conditions do not improve or if there is further market deterioration, it may impact the number of projects we can sell, the timing of the sales and/or the prices at which we can sell them in future periods. If we are unable to sell projects, we may incur additional impairment charges on projects previously impaired as well as on projects not currently impaired but for which indicators of impairment may exist, which would decrease the value of our assets as reflected on our balance sheet and adversely affect net income and partners’ and partners’ equity. There can be no assurances of the amount or pace of future for-sale residential sales and closings, particularly given current market conditions.
     See Item IA — “Risk Factors — Risks Associated with Our Operations — Our ability to dispose of our existing inventory of condominium and for-sale residential assets could adversely affect our results of operations.”
Recent Events
     Management Changes
     Effective December 30, 2008, Thomas H. Lowder, Chairman of the Board of Trustees of the Trust, was appointed to the position of Chief Executive Officer of the Trust and C. Reynolds Thompson, III, formerly the Trust’s Chief Executive Officer, was appointed to the positions of President and Chief Financial Officer of the Trust. Mr. Lowder served as the Trust’s Chief Executive Officer from July 1993 until April 2006 and has been the Chairman of the Board of Trustees of the Trust since its formation in July 1993. Mr. Thompson had served as the Chief Executive Officer of the Trust since April 2006 and served as the Chief Operating Officer of the Trust from September 1999 to April 2006.
     Property Disposition
     On February 2, 2009, we disposed of Colonial Promenade at Fultondale, a 159,000 square-foot (excluding anchor-owned square-feet) retail asset, located in Birmingham, Alabama. We sold this asset for approximately $30.7 million, which included $16.9 million of seller-financing for a term of five years at an interest rate of 5.6%. The net proceeds were used to reduce the amount outstanding on our unsecured credit facility.
     Financing Activity
     In the first quarter of 2009, we anticipate completing a $350 million secured credit facility to be originated by PNC ARCS LLC and repurchased by Fannie Mae (NYSE:FNM). This credit facility is expected to mature in 2019 and will have a fixed interest rate of 6.04%. The credit facility will be collateralized by 19 multifamily properties. The proceeds are expected to be used to pay down outstanding borrowings on our unsecured line of credit, provide additional liquidity that can be used toward completion of our remaining ongoing developments and provide additional funding for our unsecured bond repurchase program.
     In addition to the Fannie Mae facility, we are continuing negotiations with Fannie Mae and Freddie Mac to provide additional secured financing of up to an additional $150 million. However, no assurance can be given that we will be able to consummate these additional financing arrangements. Any proceeds received from these financing transactions would be used to provide additional liquidity for our unsecured bond repurchase program and to provide liquidity for our debt maturities through 2010.

     During February 2009, we repurchased $71.3 million of our outstanding unsecured senior notes in separate transactions under our previously announced $500 million unsecured senior note repurchase program at an average 28.7% discount to par value, which represents an 12.7% yield to maturity. As a result of the repurchases, we recognized an aggregate gain of approximately $19.7 million.
     Restructuring Charges
     During the first quarter of 2009, in an ongoing effort to focus on maintaining efficient operations of the current portfolio, we reduced our workforce by an additional 32 employees through the elimination of certain positions resulting in an aggregate of approximately $0.6 million in termination benefits and severance related charges. We anticipate costs savings related to this reduction in force to be approximately $2.5 million in 2009.
     Distribution
     During January 2009, the Board of Trustees of the Trust declared a cash distribution to its shareholders and our partners in the amount of $0.25 per share and per partnership unit, totaling approximately $14.3 million. The distribution was made to shareholders and partners of record as of February 9, 2009 and was paid on February 17, 2009. Moreover, in light of recent Internal Revenue procedure changes, the Board of Trustees of the Trust is currently considering paying future distributions to its shareholders, beginning in May 2009, in a combination of common shares and cash. No decisions have been made at this time as to the manner in which distributions will be paid to unitholders in the event Trust shareholders receive distributions in cash and stock, as described above. This dividend and the alternative dividend structure are intended to allow us to retain additional capital, thereby strengthening our balance sheet. However, the Board of Trustees of the Trust reserves the right to pay any future distribution entirely in cash.
Competition
     The ownership, development, operation and leasing of multifamily, office and retail properties are highly competitive. We compete with domestic and foreign financial institutions, other REITs, life insurance companies, pension trusts, trust funds, partnerships and individual investors for the acquisition of properties. See Item 1A — “Risk Factors — Risks Associated with Our Operations — Competition for acquisitions could reduce the number of acquisition opportunities available to us and result in increased prices for properties, which could adversely affect our return on properties we purchase” in this Form 10-K for further discussion. In addition, we compete for tenants in our markets primarily on the basis of property location, rent charged, services provided and the design and condition of improvements. With respect to our multifamily business, we also compete with other quality apartment and for-sale (condominium) projects owned by public and private companies. The number of competitive multifamily properties in a particular market could adversely affect our ability to lease our multifamily properties and develop and lease or sell new properties, as well as the rents we are able to charge. In addition, other forms of residential properties, including single family housing and town homes, provide housing alternatives to potential residents of quality apartment communities or potential purchasers of for-sale (condominium) units. With respect to the multifamily business we compete for residents in our apartment communities based on our high level of resident service, the quality of our apartment communities (including our landscaping and amenity offerings) and the desirability of our locations. Resident leases at our apartment communities are priced competitively based on market conditions, supply and demand characteristics, and the quality and resident service offerings of its communities. We do not seek to compete on the basis of providing a low-cost solution for all residents.
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

Insurance
     We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our majority-owned properties. We believe the policy specifications, insured limits of these policies and self insurance reserves are adequate and appropriate. There are, however, certain types of losses, such as lease and other contract claims, which generally are not insured. We anticipate that we will review our insurance coverage and policies from time to time to determine the appropriate levels of coverage, but we cannot predict at this time if we will be able to obtain or maintain full coverage at reasonable costs in the future. In addition, as of December 31, 2008, we are self insured up to $0.8 million, $1.0 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. We are also self insured for health insurance and responsible for claims up to $125,000 per claim and up to $1.0 million per person. Our policy for all self insured risk is to accrue for expected losses on reported claims and for estimated losses related to claims incurred but not reported as of the end of the reporting period. See “Risk Factors — Risks Associated with Our Operations — Uninsured or underinsured losses could adversely affect our financial condition.”
Employees
     As of December 31, 2008, CRLP employed 1,166 persons, including on-site property employees who provide services for the properties that we own and/or manage.
Tax Status
     We are a partnership for federal income tax purposes. As a partnership, all of our taxable income or loss or tax credits are passed through to our partners; therefore, our provision for income taxes is limited to the taxes payable by our taxable REIT subsidiaries. The Trust has made an election to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ending December 31, 1993. If the Trust qualifies for taxation as a REIT, the Trust generally will not be subject to federal income tax to the extent it distributes at least 90% of its REIT taxable income to its shareholders. Even if the Trust qualifies for taxation as a REIT, the Trust may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.
     Our consolidated financial statements include the operations of our taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI provides property management, construction management and development services for third-party owned properties and administrative services to us. In addition, we perform all of our for-sale residential and condominium conversion activities through CPSI. We generally reimburse CPSI for payroll and other costs incurred in providing services to us. All inter-company transactions are eliminated in the accompanying consolidated financial statements. We recognized an income tax expense (benefit) of $0.8 million, ($7.4) million and $12.2 million in 2008, 2007 and 2006, respectively, related to the taxable income of CPSI.
Available Information
     Our general partner’s website address is www.colonialprop.com. The information contained on the Trust’s website is not incorporated by reference into this report and such information should not be considered a part of this report. You can obtain on the Trust’s website in the “Investor Relations” section, free of charge, a copy of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Also available on the website, free of charge, are the Trust’s corporate governance guidelines, the charters of the Trust’s governance, audit and executive compensation committees and the Trust’s code of ethics (which applies to all of the Trustees of the Trust and all employees, including the Trust’s principal executive officer, principal financial officer and principal accounting officer). If you are not able to access the Trust’s website, the information is available in print form to any partner who should request the information directly from us at 1-800-645-3917.

Executive Officers of the Company
     We are managed by the Trust, our general partner. The following is a biographical summary of the executive officers of the Trust:
     Thomas H. Lowder, 59, was re-appointed Chief Executive Officer of the Trust effective December 30, 2008. Mr. Lowder has served as Chairman of the Board of Trustees of the Trust since the Trust’s formation in July 1993. Additionally he served as President and Chief Executive Officer of the Trust from July 1993 until April 2006. Mr. Lowder became President and Chief Executive Officer of Colonial Properties, Inc., the Trust’s predecessor, in 1976, and has been actively engaged in the acquisition, development, management, leasing and sale of multifamily, office and retail properties for the Trust and its predecessors. He presently serves as a member of the Board of the following organizations: Birmingham-Southern College, Crippled Children’s Foundation, Children’s Hospital of Alabama and United Way of Central Alabama. Mr. Lowder is a past board member of the National Association of Real Estate Investment Trusts (“NAREIT”), past board member of The Community Foundation of Greater Birmingham, past chairman of the Birmingham Area Chapter of the American Red Cross, past chairman of Children’s Hospital of Alabama and he served as chairman of the 2001 United Way Campaign for Central Alabama and Chairman of the Board in 2007. He graduated with honors from Auburn University with a Bachelor of Science Degree. Mr. Lowder holds an honorary Doctorate of Humanities from University of Alabama at Birmingham and a honorary Doctorate of Law from Birmingham Southern College. Mr. Lowder is the brother of James K. Lowder, a trustee of the Trust.
     C. Reynolds Thompson, III, 45, has served as a trustee of the Trust since 2007 and was appointed President and Chief Financial Officer of the Trust effective December 30, 2008. Mr. Thompson previously served as the Trust’s Chief Executive Officer since April 2006 and in the following additional positions within the Trust since being hired in February 1997: Chief Operating Officer, Chief Investment Officer, Executive Vice President, Office Division, and Senior Vice President, Office Acquisitions. Responsibilities within these positions included overseeing management, leasing, acquisitions, and development within operating divisions; investment strategies; market research; due diligence; merger and acquisitions; joint venture development and cross-divisional acquisitions. Prior to joining the Trust, Mr. Thompson worked for CarrAmerica Realty Corporation, a then-publicly traded office REIT, in office building acquisitions and due diligence. Mr. Thompson is currently a member of the NAREIT Board of Governors, the Executive Committee of the Metropolitan Development Board, and the International Council of Shopping Centers. In addition, Mr. Thompson serves on the Board of Visitors for the University of Alabama Culverhouse College of Commerce and Business Administration and the Board of Directors of United Way of Central Alabama. Mr. Thompson holds a Bachelor of Science Degree from Washington and Lee University.
     Paul F. Earle, 51, has been the Trust’s Chief Operating Officer since January 2008, and is responsible for all operations of the properties owned and/or managed by the Trust. From May 1997 to January 2008, Mr. Earle served as Executive Vice President-Multifamily Division and was responsible for management of all multifamily properties owned and/or managed by the Trust. He joined the Trust in 1991 and has previously served as Vice President — Acquisitions, as well as Senior Vice President — Multifamily Division. Mr. Earle is past Chairman of the Alabama Multifamily Council and is an active member of the National Apartment Association. He also is a board member and is on the Executive Committee of the National Multifamily Housing Council. He is past President and current Board member of Big Brothers/Big Sisters. Before joining the Trust, Mr. Earle was the President and Chief Operating Officer of American Residential Management, Inc., Executive Vice President of Great Atlantic Management, Inc. and Senior Vice President of Balcor Property Management, Inc.
     Ray Hutchinson, 39, has been the Trust’s Executive Vice President, Multifamily since January 2008, and is responsible for the operations of all multifamily properties owned/or managed by the Trust. Mr. Hutchinson previously served as Senior Vice President, Multifamily since joining the Trust in 2004, in which he was responsible for overseeing the operations of all the Company’s multifamily properties throughout the Southeast. With over 18 years of experience in the multifamily industry, Mr. Hutchinson came to the Trust from Summit Properties, (now known as Camden Property Trust), where he held the title of Vice President from 1991 until joining the Trust in 2004. He previously served as Chairman of the Residential Housing Management Advisory Board at Florida State University and is currently on the Board of Directors of the National Multi-Housing Council, Big Brothers/Big Sisters of Birmingham, Alabama Apartment Association and President-Elect of the Greater Birmingham Apartment Association. Mr. Hutchinson is a graduate of the University of Central Florida and holds a Bachelor of Science in Business Administration — Human Resources.
     John P. Rigrish, 60, has been the Trust’s Chief Administrative Officer since August 1998, and is responsible for the supervision of Corporate Governance, Information Technology, Human Resources and Employee Services. Prior to joining the Trust, Mr. Rigrish worked for BellSouth Corporation in Corporate Administration and Services. Mr. Rigrish holds a Bachelor’s degree from Samford University and did his postgraduate study at Birmingham-Southern College. He previously served on the Edward Lee Norton Board of Advisors for Management and Professional Education at Birmingham-Southern College and the

Board of Directors of Senior Citizens, Inc. in Nashville, Tennessee. Mr. Rigrish currently serves as the Chairman of the Board of the American Red Cross Board of Directors-Alabama Chapter, City of Hoover Veteran’s Committee and John Carroll Educational Foundation Board of Directors.
     Jerry A. Brewer, 37, has been the Trust’s Executive Vice President, Finance since January 2008, and is responsible for all Corporate Finance and Investor Relations activities of the Trust. Mr. Brewer previously served as the Trust’s Senior Vice President — Corporate Treasury since September 2004. Mr. Brewer joined the Trust in February 1999 and served as Vice President of Financial Reporting for the Trust until September 2004 and was responsible for overseeing all filings with the Securities and Exchange Commission, and internal and external consolidated financial reporting. Prior to joining the Trust, Mr. Brewer worked for Arthur Andersen LLP, serving on independent audits of public and private entity financial statements, mergers and acquisitions due diligence, business risk assessment and registration statement work for public debt and stock offerings. Mr. Brewer is a member of the American Institute of Certified Public Accountants and the Alabama State Board of Public Accountancy. He is a Certified Public Accountant, and holds a Bachelor of Science degree in Accounting from Auburn University and a Masters of Business Administration from the University of Alabama at Birmingham.
     Bradley P. Sandidge, 39, was appointed Executive Vice President, Accounting of the Trust effective January 30, 2009, and is responsible for all accounting operations of the Trust to include Internal Control functions, compliance with generally accepted accounting principles, SEC financial reporting, regulatory agency compliance and reporting and management reporting. Mr. Sandidge previously served as the Trust’s Senior Vice President, Multifamily Accounting and Finance, since joining the Trust in 2004, and was responsible for overseeing the accounting operations of the Trust’s multifamily operations. Mr. Sandidge is a Certified Public Accountant with over 14 years of real estate experience. Prior to joining the Trust, Mr. Sandidge served as Tax Manager for the North American and Asian portfolios of Archon Group, L.P. / Goldman Sachs from January 2001 through June 2004, and worked in the tax real estate practice of Deloitte & Touche LLP from January 1994 through October 1999. Mr. Sandidge holds a Bachelor’s degree in accounting and a Master’s degree in tax accounting from the University of Alabama.

Item 1A. Risk Factors
          In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, set forth below are cautionary statements identifying important factors that could cause actual events or results to differ materially from any forward-looking statements made by or on behalf of us, whether oral or written. We wish to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause actual events or results to differ materially from our forward-looking statements. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected, and the value of units could decline.
          These forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. There may be additional risks and uncertainties not presently known to us or that we currently deem immaterial that also may impair our business operations. You should not consider this list to be a complete statement of all potential risks or uncertainties.
     We have separated the risks into the following categories:
•	Risks associated with real estate;

•	Risks associated with our operations;

•	Risks associated with our indebtedness and financing activities;

•	Risks associated with our organization and structure; and

•	Risks associated with income tax laws.
Risks Associated with Real Estate
          Recession in the United States and the related downturn in the housing and real estate markets have adversely affected and may continue to adversely affect our financial condition and results of operations.
          The United States economy is believed to have entered a recession sometime during 2008. The trends in both the real estate industry and the broader United States economy continue to be unfavorable and continue to adversely affect our revenues. The ongoing recession and related reduction in spending, falling home prices and mounting job losses, together with the price volatility, dislocations and liquidity disruptions in the financial and credit markets could, among other things, impede the ability of our residents at our multifamily properties and our tenants at our commercial properties and other parties with which we conduct business to perform their contractual obligations, which could lead to an increase in defaults by our residents, tenants and other contracting parties, which could adversely affect our revenues. Furthermore, our ability to lease our properties at favorable rates, or at all, is adversely affected by the increase in supply and deterioration in the multifamily market stemming from ongoing recession and is dependent upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, the downturn in the housing market, stock market volatility and uncertainty about the future. With regard to our ability to lease our multifamily properties, the increasing rental of excess for-sale condominiums, which increases the supply of multifamily units and housing alternatives, may further reduce our ability to lease our multifamily units and further depress rental rates in certain markets. With regard to for-sale residential properties, the market for our for-sale residential properties depends on an active demand for new for-sale housing and high consumer confidence. Continuing decline in demand, exacerbated by tighter credit standards for home buyers and foreclosures, has further contributed to an oversupply of housing alternatives adversely affecting the timing of sales and price at which we are able to sell our for-sale residential properties and thereby adversely affecting our profits from for-sale residential properties. We cannot predict how long demand and other factors in the real estate market will remain unfavorable, but if the markets remain weak or deteriorate further, our ability to lease our properties, our ability to increase or maintain rental rates in certain markets and the pace of condominium sales and closings and/or the related sales prices may continue to weaken during 2009.
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
          As a real estate company, we are subject to various changes in real estate conditions, particularly in the Sunbelt region where our properties are concentrated, and any negative trends in such real estate conditions may adversely affect our results of operations through decreased revenues or increased costs. These conditions include:

•	worsening of national and regional economic conditions, such as those we are currently experiencing as a result of the ongoing recession as described above, as well as the deteriorating local economic conditions in our principal market areas;

•	availability of financing;

•	the inability of tenants to pay rent;

•	the existence and quality of the competition, such as the attractiveness of our property as compared to our competitors’ properties based on considerations such as convenience of location, rental rates, amenities and safety record;

•	increased operating costs, including increased real property taxes, maintenance, insurance and utilities costs;

•	weather conditions that may increase or decrease energy costs and other weather-related expenses;

•	oversupply of multifamily, office, retail space, or single-family housing or a reduction in demand for real estate in the markets in which our properties are located;

•	a favorable interest rate environment that may result in a significant number of potential tenants of our multifamily properties deciding to purchase homes instead of renting;

•	rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs; and

•	changing trends in the demand by consumers for merchandise offered by retailers conducting business at our retail properties.
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
          Increased competition and increased affordability of residential homes could limit our ability to retain our residents, lease apartment homes or increase or maintain rents.
          Our multifamily communities compete with numerous housing alternatives in attracting residents, including other multifamily and apartment communities and single-family rental homes, as well as owner occupied single- and multi-family homes. Competitive housing in a particular area and an increase in the affordability of owner occupied single and multi-family homes due to, among other things, declining housing prices, mortgage interest rates and tax incentives and government programs to promote home ownership, could adversely affect our ability to retain residents, lease apartment homes and increase or maintain rents.
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
          Real estate investments are relatively illiquid generally, and may become even more illiquid during periods of economic downturn. As a result, we may not be able to sell a property or properties quickly or on favorable terms in response to changes in the economy or other conditions when it otherwise may be prudent to do so. This inability to respond quickly to changes in the performance of our properties could adversely affect our results of operations if we cannot sell an unprofitable property. In the case of our for-sale residential properties and condominiums, our inability to sell units in a timely manner could adversely affect our financial condition, among other things, by causing us to hold properties for a longer period than is otherwise desirable and requiring us to record impairment charges in connection with the properties (see Note 5 to our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K). Our financial condition could also be adversely affected if we were, for example, unable to sell one or more of our properties in order to meet our debt obligations upon maturity. In addition, the tax laws applicable to the Trust as a REIT requires that it hold its properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interest. Therefore, we may be unable to vary our portfolio promptly in response to market conditions, which may adversely affect our financial position.

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
          During 2007, we changed the asset mix of our portfolio to focus predominately on multifamily properties. As a result of this change in strategy, we are subject to a greater extent to risks inherent in investments in a single industry. A decrease in the demand for multifamily properties would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Resident demand at multifamily properties has been and could continue to be adversely affected by the ongoing recession and the related reduction in spending, falling home prices and mounting job losses, together with the price volatility, dislocations and liquidity disruptions the in financial and credit markets, as well as the rate of household formation or population growth in our markets, changes in interest rates or changes in supply of, or demand for, similar or competing multifamily properties in an area. To the extent that any of these conditions occur and continue to occur, they are likely to affect occupancy and market rents at multifamily properties, which could cause a decrease in our rental revenue. Any such decrease could impair our ability to satisfy our substantial debt service obligations or make distributions to our unitholders.
          Our ability to dispose of our existing inventory of condominium and for-sale residential assets could adversely affect our results of operations.
          To help implement our plans to strengthen the balance sheet and deleverage the company, in January 2009, the Board of Trustees of the Trust decided to accelerate plans to dispose of our for-sale residential assets including condominium conversions and land held for future for-sale residential and mixed-use developments until we determine that the current economic environment has sufficiently improved. Exiting these markets may expose us to the following risks:
•	local real estate market conditions, such as oversupply or reduction in demand, may result in reduced or fluctuating sales;

•	for-sale properties under development or acquired for development usually generate little or no cash flow until completion of development and sale of a significant number of homes or condominium units and may experience operating deficits after the date of completion and until such homes or condominium units are sold;

•	we may abandon development or conversion opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring any such opportunities;

•	we may be unable to close on sales of individual units under contract;

•	buyers may be unable to qualify for financing;

•	sales prices may be lower than anticipated;

•	competition from other condominiums and other types of residential housing may result in reduced or fluctuating sales;

•	we could be subject to liability claims from condominium associations or others asserting that construction performed was defective, resulting in litigation and/or settlement discussions; and

•	we may be unable to attract sales prices with respect to our for-sale assets that compensate us for our costs.
          After reevaluating our operating strategy in light of the ongoing recession and credit crisis, we recorded a non cash impairment charge of $116.9 million in the fourth quarter of 2008 largely attributable to our condominium and for-sale residential assets. See Item 1, “Impairment,” of this Annual Report on Form 10-K for additional information regarding this impairment charge. If market conditions do not improve or if there is further market deterioration, it may impact the number of projects we can sell, the timing of the sales and/or the prices at which we can sell them. If we are unable to sell projects, we may incur additional impairment charges on projects previously impaired as well as on projects not currently impaired but for which indicators of impairment may exist, which would decrease the value of our assets as reflected on our balance sheet and adversely affect our partners’ equity. There can be no assurances of the amount or pace of future for-sale residential sales and closings, particularly given current market conditions.
          Our properties may not generate sufficient rental income to pay our expenses if we are unable to lease our new properties or renew leases or re-lease space at our existing properties as leases expire, which may adversely affect our operating results.
          We derive the majority of our income from residents and tenants who lease space from us at our properties. A number of factors may adversely affect our ability to attract tenants at favorable rental rates and generate sufficient income, including:
•	local conditions such as an oversupply of, or reduction in demand for, multifamily, office or retail properties;

•	the attractiveness of our properties to residents, shoppers and tenants;

•	decreases in market rental rates; and

•	our ability to collect rent from our residents and tenants.
If we cannot generate sufficient income to pay our expenses, maintain our properties and service our debt as a result of any of these factors, our operating results may be adversely affected. Furthermore, the ongoing recession and related reduction in spending, falling home prices and mounting job losses, together with the price volatility, dislocations and liquidity disruptions in the financial and credit markets could, among other things, impede the ability of our residents or tenants to perform their contractual obligations, which could lead to an increase in defaults by residents and tenants.
          The residents at our multifamily properties generally enter into leases with an initial term ranging from six months to one year. Tenants at our office properties generally enter into leases with an initial term ranging from three to ten years and tenants at our retail properties generally enter into leases with an initial term ranging from one to ten years. As leases expire at our existing properties, residents and tenants may elect not to renew them. Even if our residents and tenants do renew or if we can release the space, the terms of renewal or re-leasing, including the cost of required renovations may be less favorable than current lease terms. In addition, for new properties, we may be unable to attract enough residents and tenants and the occupancy rates and rents may not be sufficient to make the property profitable. If we are unable to renew the leases or re-lease the space at our existing properties promptly and/or lease the space at our new properties, or if the rental rates upon renewal or re-leasing at existing properties are significantly lower than expected rates, or if there is an increase in tenant defaults, our operating results will be negatively affected.
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
          We are subject to increased exposure to economic and other factors due to the concentration of our properties in the Sunbelt region, and economic downturns, natural disasters or acts of terrorism in the Sunbelt region could adversely affect our results of operations or financial condition.
          Substantially all of our properties are located in the Sunbelt region of the United States. In particular, we derived approximately 92.3% of our net operating income in 2008 from top quartile cities located in the Sunbelt region. We are therefore subject to increased exposure to economic and other factors specific to these geographic areas. If the Sunbelt region of the United States, and in particular the areas of or near Birmingham, Charlotte, Orlando, Atlanta, Dallas or Fort Worth, experiences a recession or other slowdown in the economy, a natural disaster or an act of terrorism, our results of operations and financial condition may be negatively affected as a result of decreased revenues, increased costs or damage or loss of assets.
          Tenant bankruptcies and downturns in tenants’ businesses may adversely affect our operating results by decreasing our revenues.
          At any time, a tenant may experience a downturn in its business that may weaken its financial condition. Additionally, the ongoing recession and related reduction in spending, falling home prices and mounting job losses, together with the price volatility, dislocations and liquidity disruptions in the financial and credit markets could, among other things, adversely affect our tenants financially and impede their ability to perform their contractual obligations. As a result, our tenants may delay lease commencement, cease or defer making rental payments or declare bankruptcy. A bankruptcy filing by or relating to one of our tenants would bar all efforts by us to collect pre-bankruptcy debts from that tenant, or their property, unless we receive an order permitting us to do so from the bankruptcy court. A tenant bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is likely that we will recover substantially less than the full value of any unsecured claims we hold from a bankrupt tenant. The bankruptcy or financial difficulties of any of our tenants may negatively affect our operating results by decreasing our revenues.
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
          During 2007, we engaged in the expansion of our Wal-Mart center at Colonial Promenade Winter Haven in Orlando, Florida. We received notice that the property that was purchased for the expansion contained environmental contamination that required remediation. We agreed to pay $0.9 million towards the remediation, which was paid during 2007. The expansion was completed in 2008, but we are still awaiting a “no further action” letter from the relevant regulatory agency.

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
          As of December 31, 2008, we are self insured up to $0.8 million, $1.0 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. We are also self insured for health insurance and responsible for claims up to $125,000 per claim and up to $1.0 million per person, according to plan policy limits. If the actual costs incurred to cover such uninsured claims are significantly greater than our budgeted costs, our financial condition will be adversely affected.
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
          Our operating strategy historically has included development of new properties, as well as expansion and/or redevelopment of existing properties. Even though we decided in January 2009 to postpone future development activities (including previously identified future development projects) until we determine that the current economic environment has sufficiently improved, we expect to complete our developments currently in process and may engage in additional developments as opportunities arise. Development activity may be conducted through wholly-owned affiliates or through joint ventures. However, there are significant risks associated with such development activities in addition to those generally associated with the ownership and operation of developed properties. These risks include the following:
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
     In addition, if a project is delayed, certain tenants may have the right to terminate their leases. Furthermore, from time to time we may utilize tax-exempt bond financing through the issuance of community development and special assessment district bonds to fund development costs. Under the terms of such bond financings, we may be responsible for paying assessments on the underlying property to meet debt service obligations on the bonds until the underlying property is sold. Accordingly, if we are unable to complete or sell a development property subject to such bond financing and we are forced to hold the property longer than we originally projected, we may be obligated to continue to pay assessments to meet debt service obligations under the bonds. If we are unable to pay the assessments, a default will occur under the bonds and the property could be foreclosed upon. Any one or more of these risks may cause us to incur unexpected development costs, which would negatively affect our results of operations.
          Our joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on our joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint venture partners.
          As of December 31, 2008, we had ownership interests in 35 joint ventures. Our investments in these joint ventures involve risks not customarily associated with our wholly-owned properties, including the following:
•	we share decision-making authority with some of our joint venture partners regarding major decisions affecting the ownership or operation of the joint venture and the joint venture properties, such as the acquisition of properties, the sale of the properties or the making of additional capital contributions for the benefit of the properties, which may prevent us from taking actions that are opposed by those joint venture partners;

•	prior consent of our joint venture partners is required for a sale or transfer to a third party of our interests in the joint venture, which restricts our ability to dispose of our interest in the joint venture;

•	our joint venture partners might become bankrupt or fail to fund their share of required capital contributions, which may delay construction or development of a joint venture property or increase our financial commitment to the joint venture;

•	our joint venture partners may have business interests or goals with respect to the joint venture properties that conflict with our business interests and goals, which could increase the likelihood of disputes regarding the ownership, management or disposition of such properties;

•	disputes may develop with our joint venture partners over decisions affecting the joint venture properties or the joint venture, which may result in litigation or arbitration that would increase our expenses and distract our officers and/or trustees from focusing their time and effort on our business, and possibly disrupt the day-to-day operations of the property such as by delaying the implementation of important decisions until the conflict or dispute is resolved (see, for example, the discussion under Note 20 to our Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K);

•	we may suffer losses as a result of the actions of our joint venture partners with respect to our joint venture investments; and

•	our joint venture partner may elect to sell or transfer its interests in the joint venture to a third party, which may result in our loss of management and leasing responsibilities and fees that we currently receive from the joint venture properties.
          Our results of operations could be adversely affected if we or the Trust are required to perform under various financial guarantees that we and the Trust have provided with respect to certain of our joint ventures and retail developments.
          From time to time, we guarantee portions of the indebtedness of certain of our unconsolidated joint ventures. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Guarantees and Other Arrangements” of this Annual Report on Form 10-K, for a description of the guarantees that we have provided with respect to the indebtedness of certain of our joint ventures as of December 31, 2008. From time to time, in connection with certain retail developments, we receive funding from municipalities for infrastructure costs through the issuance of bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. In some instances, we guarantee the shortfall, if any, of tax revenues to the debt service requirements on these bonds. If we are required to fund any amounts related to any of these guarantees, our results of operations and cash flows could be adversely affected. In addition, we may not be able to ultimately recover funded amounts.

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
          Acquired properties may expose us to unknown liability.
          We may acquire properties subject to liabilities and without any recourse, or with only limited recourse, against the prior owners or other third parties with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it, which could adversely affect our results of operations and cash flow. Unknown liabilities with respect to acquired properties might include:
•	liabilities for clean-up of undisclosed environmental contamination;

•	claims by tenants, vendors or other persons against the former owners of the properties;

•	liabilities incurred in the ordinary course of business; and

•	claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.
          We may be unable to successfully integrate and effectively manage the properties we acquire, which could adversely affect our results of operations.
          So long as we are able to obtain capital on commercially reasonable terms, and as economic conditions warrant, we intend to selectively acquire multifamily properties that meet our criteria for investment opportunities, are consistent with our business strategies and that we believe will be profitable or will enhance the value of our portfolio, as a whole. The success of these acquisitions will depend, in part, on our ability to efficiently integrate the acquired properties into our organization, and apply our business, operating, administrative, financial and accounting strategies and controls to these acquired properties. Depending on the rate of growth of our portfolio, we cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems or hire and retain sufficient operational staff to integrate these properties into our portfolio and manage any future acquisitions of additional properties without operating disruptions or unanticipated costs. As we develop or acquire additional properties, we will be subject to risks associated with managing new properties, including tenant retention and mortgage default. In addition, acquisitions or developments may cause disruptions in our operations and divert management’s attention away from day-to-day operations, which could impair our relationships with our current tenants and employees. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets. If we are unable to successfully integrate the acquired properties into our operations, our results of operations may be adversely affected.
          We may not be able to achieve the anticipated financial and operating results from our acquisitions, which would adversely affect our operating results.
          We will acquire multifamily properties only if they meet our criteria and we believe that they will enhance our future financial performance and the value of our portfolio. Our belief, however, is based on and is subject to risks, uncertainties and other factors, many of which are forward-looking and are uncertain in nature or are beyond our control. In addition, some of these properties may have unknown characteristics or deficiencies or may not complement our portfolio of existing properties. As a result, some properties may be worth less or may generate less revenue than, or simply not perform as well as, we believed at the time of the acquisition, thereby negatively affecting our operating results.
          Failure to succeed in new markets may limit our growth.
          We may from time to time commence development activities or make acquisitions outside of our existing market areas if economic conditions warrant and appropriate opportunities arise. Our historical experience in our existing markets does not ensure that we will be able to operate successfully in new markets. We may be exposed to a variety of risks if we choose to enter new markets. These risks include, among others:
•	an inability to evaluate accurately local apartment or for-sale residential housing market conditions and local economies;

•	an inability to obtain land for development or to identify appropriate acquisition opportunities;

•	an inability to hire and retain key personnel; and

•	lack of familiarity with local governmental and permitting procedures.
Risks Associated with Our Indebtedness and Financing Activities
          We have substantial indebtedness and our cash flow may not be sufficient to make required payments on our indebtedness or repay our indebtedness as it matures.
          We rely on debt financing for our business. As of December 31, 2008, the amount of our total debt was approximately $2.3 billion, consisting of $1.8 billion of consolidated debt and $0.5 billion of our pro rata share of joint venture debt. Due to our high level of debt, we may be required to dedicate a substantial portion of our funds from operations to servicing our debt, and our cash flow may be insufficient to meet required payments of principal and interest.
          If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose upon that property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies.
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
          Our degree of leverage could limit our ability to obtain additional financing and have other adverse effects which would negatively impact our results of operation and financial condition.
          As of December 31, 2008, our consolidated borrowings and pro rata share of unconsolidated borrowings totaled approximately $1.8 billion of consolidated borrowings and $0.5 billion of unconsolidated borrowings, which represented approximately 76.7% of our total market capitalization. Total market capitalization represents the sum of the outstanding indebtedness (including our share of joint venture indebtedness), the total liquidation preference of all our preferred units and the total market value of our common units based on the closing price of the Trust’s common shares as of December 31, 2008. Our organizational documents do not contain any limitation on the incurrence of debt. Our leverage and any future increases in our leverage could place us at a competitive disadvantage compared to our competitors that have less debt, make us more vulnerable to economic and industry downturns, reduce our flexibility in responding to changing business and economic conditions, and adversely affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes which would negatively impact our results of operation and financial condition.
          Due to the amount of our variable rate debt, rising interest rates would adversely affect our results of operation.
          As of December 31, 2008, we had approximately $435.8 million of variable rate debt outstanding, consisting of $325.3 million of our consolidated debt and $110.5 million of our pro rata share of variable rate unconsolidated joint venture debt. While we have sought to refinance our variable rate debt with fixed rate debt or cap our exposure to interest rate fluctuations by using interest rate swap agreements where appropriate, failure to hedge effectively against interest rate changes may adversely affect our results of operations. Furthermore, interest rate swap agreements and other hedging arrangements may expose us to additional risks, including a risk that a counterparty to a hedging arrangement may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. In addition, as opportunities arise, we may borrow additional money with variable interest rates in the future. As a result, a significant increase in interest rates would adversely affect our results of operations.
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
          These restrictions, as well as any additional restrictions which we may become subject to in connection with additional financings or refinancings, will continue to hinder our operational flexibility through limitations on our ability to incur additional indebtedness, pursue certain business initiatives or make other changes to our business. These limitations could adversely affect our results of operations. In addition, violations of these covenants could cause the declaration of defaults and any related acceleration of indebtedness, which would result in adverse consequences to our financial condition. As of December 31, 2008, we were in compliance with all of the financial and operating covenants under our existing credit facility and indenture, and we believe that we will continue to remain in compliance with these covenants. However, given the ongoing recession and continued uncertainty in the stock and credit markets, there can be no assurance that we will be able to maintain compliance with these ratios and other debt covenants in the future, particularly if conditions worsen.
          Our inability to obtain sufficient third party financing could adversely affect our results of operations and financial condition because we depend on third party financing for our capital needs, including development, expansion, acquisition and other activities.
          To qualify as a REIT, the Trust must distribute to its shareholders each year at least 90% of its REIT taxable income, excluding any net capital gain. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs from income from operations. As a result, when we engage in the development or acquisition of new properties or expansion or redevelopment of existing properties, we will continue to rely on third-party sources of capital, including lines of credit, collateralized or unsecured debt (both construction financing and permanent debt), and equity issuances of the Trust. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential and our current and potential future earnings. Moreover, additional equity offerings of the Trust may result in substantial dilution of our partners’ interests, and additional debt financing may substantially increase our leverage. There can be no assurance that we will be able to obtain the financing necessary to fund our current or new development or project expansions or our acquisition activities on terms favorable to us or at all. If we are unable to obtain a sufficient level of third party financing to fund our capital needs, our results of operations and financial condition may be adversely affected.
          Disruptions in the financial markets could adversely affect our ability to obtain sufficient third party financing for our capital needs, including development, expansion, acquisition and other activities, on reasonable terms or at all and could have other adverse effects on us and the market price of the Trust’s common shares.
          The United States stock and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing, even for companies who are otherwise qualified to obtain financing. Continued volatility and uncertainty in the stock and credit markets may negatively impact our ability to access additional financing for our capital needs, including development, expansion, acquisition activities and other purposes at reasonable terms or at all, which may negatively affect our business. Additionally, due to this uncertainty, we may be unable to refinance or extend our existing indebtedness or the terms of any refinancing may not be as favorable as the terms of our existing indebtedness. If we are not successful in refinancing this debt when it becomes due, we may be forced to dispose of properties on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations. In addition, we may be unable to obtain permanent financing on development projects we financed with construction loans or mezzanine debt. Our inability to obtain such permanent financing on favorable terms, if at all, could delay the completion of our development projects and/or cause us to incur additional capital costs in connection with completing such projects, either of which could have an adverse affect on our business. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to further adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of the Trust’s common or preferred shares or our subordinated notes. The disruptions in the financial markets have had and may continue to have a material adverse effect on the market value of the Trust’s common shares and other adverse effects on us and our business.

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
          A Downgrade in Our Credit Ratings Could Adversely Affect Our Performance
          In February 2009, Standard & Poor’s placed our credit ratings, including our “BBB-” corporate credit rating, on CreditWatch with negative implications based on weaker than expected fourth quarter 2008 results. A downgrade in our credit ratings by both Standard & Poor’s and Moody’s, while not affecting our ability to draw proceeds under our existing credit facility, could cause our borrowing costs to increase under the facility and also would impact our ability to borrow secured and unsecured debt by increasing borrowing costs and causing shorter borrowing periods, or otherwise limit our access to capital.
Risks Associated with Our Organization and Structure
          Some of the Trust’s trustees and officers have conflicts of interest and could exercise influence in a manner inconsistent with the interests of our unitholders.
          As a result of their substantial ownership of common shares and units, Messrs. Thomas Lowder, the Trust’s Chairman and Chief Executive Officer, James Lowder and Harold Ripps, each of whom is a trustee of the Trust, could seek to exert influence over our decisions as to sales or re-financings of particular properties we own. Any such exercise of influence could produce decisions that are not in the best interest of all of the holders of interests in us.
          The Lowder family and their affiliates hold interests in a company that has performed insurance brokerage services with respect to our properties. This company may perform similar services for us in the future. As a result, the Lowder family may realize benefits from transactions between this company and us that are not realized by other holders of interests in us. In addition, given their positions with us, Thomas Lowder, as the Trust’s Chairman and Chief Executive Officer, and James Lowder, as a trustee of the Trust, may be in a position to influence us to do business with companies in which the Lowder family has a financial interest.
          Other than a specific procedure for reviewing and approving related party construction activities, we have not adopted a formal policy for the review and approval of conflict of interest transactions generally. Pursuant to its charter, the Trust’s audit committee reviews and discusses with the Trust’s management and our independent registered public accounting firm any such transaction if deemed material and relevant to an understanding of our financial statements. Our policies and practices may not be successful in eliminating the influence of conflicts. Moreover, transactions with companies controlled by the Lowder family, if any, may not be on terms as favorable to us as we could obtain in an arms-length transaction with a third party.
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
          The Trust’s Declaration of Trust contains ownership limits and restrictions on transferability. The Trust’s Declaration of Trust contains certain restrictions on the number of Trust common shares and preferred shares that individual shareholders may own, which is intended to ensure that the Trust maintain its qualification as a REIT. In order for the Trust to qualify as a REIT, no more than 50% of the value of the Trust’s outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of a taxable year and the shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year. To help avoid violating these requirements, the Trust’s Declaration of Trust contains provisions restricting the ownership and transfer of shares in certain circumstances. These ownership limitations provide that no person may beneficially own, or be deemed to own by virtue of the attribution provisions of the Code, more than:
•	9.8%, in either number of shares or value (whichever is more restrictive), of any class of the Trust’s outstanding shares;

•	5% in number or value (whichever is more restrictive), of the Trust’s outstanding common shares and any outstanding excess shares of the Trust; and

•	in the case of certain excluded holders related to the Lowder family: 29% by one individual; 34% by two individuals; 39% by three individuals; or 44% by four individuals.
These ownership limitations may be waived by the Board of Trustees of the Trust if it receives representations and undertakings of certain facts for the protection of our REIT status, and if requested, an IRS ruling or opinion of counsel.
          The Trust’s Declaration of Trust permits the Board of Trustees to issue preferred shares with terms that may discourage a third party from acquiring the Trust. The Trust’s Declaration of Trust permits the Board of Trustees of the Trust to issue up to 20,000,000 preferred shares, having those preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption as determined by the Board of Trustees of the Trust. Thus, the Board of Trustees of the Trust could authorize the issuance of preferred shares with terms and conditions that could have the effect of discouraging a takeover or other transaction in which some or a majority of shareholders might receive a premium for their shares over the then-prevailing market price of shares.
          The Trust’s Declaration of Trust and Bylaws contain other possible anti-takeover provisions. The Trust’s Declaration of Trust and Bylaws contain other provisions that may have the effect of delaying, deferring or preventing an acquisition or change in control of the Trust, and, as a result could prevent our unitholders from being paid a premium for their common units over the then-prevailing market prices. These provisions include:
•	a prohibition on shareholder action by written consent;

•	the ability to remove trustees only at a meeting of shareholders called for that purpose, by the affirmative vote of the holders of not less than two-thirds of the shares then outstanding and entitled to vote in the election of trustees;

•	the limitation that a special meeting of shareholders can be called only by the president or chairman of the board or upon the written request of shareholders holding outstanding shares representing at least 25% of all votes entitled to be cast at the special meeting;

•	the advance written notice requirement for shareholders to nominate a trustee or submit other business before a meeting of shareholders; and

•	the requirement that the amendment of certain provisions of the Trust’s Declaration of Trust relating to the removal of trustees, the termination of the Trust and any provision that would have the effect of amending these provisions, require the affirmative vote of the holders of two-thirds of the shares then outstanding.
          We may change our business policies in the future, which could adversely affect our financial condition or results of operations.
          Our major policies, including our policies with respect to development, acquisitions, financing, growth, operations, debt capitalization and distributions, are determined by the Board of Trustees of the Trust. A change in these policies could adversely affect our financial condition or results of operations, including our ability to service debt. For example, in January 2009, the Board of Trustees of the Trust decided to accelerate our plan to dispose of our for-sale residential assets and land held for future for-sale residential and mixed-use developments and postpone future development activities (including previously identified future development projects) until we determine that the current economic environment has sufficiently improved. As a result of this decision, in the fourth quarter of 2008, we recorded a non-cash impairment charge of $116.9 million, $4.4 million of abandoned pursuit costs and $1.0 million of restructuring charges related to a reduction in our development staff and other overhead personnel. The Board of Trustees of the Trust may amend or revise these and other policies from time to time in the future, and no assurance can be given that additional amendments or revisions to these or other policies will not result in additional charges or otherwise materially adversely affect our financial condition or results of operations.
          We may change our dividend policy.
          The Trust intends to continue to declare quarterly distributions on its common shares and our partnership units. Future distributions will be declared and paid at the discretion of the Trust’s Board of Trustees and the amount and timing of distributions will depend upon cash generated by operating activities, our financial condition, capital requirements, the Trust’s annual distribution requirements under the REIT provisions of the Internal Revenue Code, and such other factors as the Board of Trustees of the Trust deems relevant. In light of recent Internal Revenue procedure changes, the Board of Trustees of the Trust is currently considering paying future distributions to its shareholders, beginning in May 2009, in a combination of common shares and cash. No decisions have been made at this time as to the manner in which distributions will be paid to unitholders in the event Trust shareholders receive distributions in cash and stock, as described above. The Board of Trustees of the Trust reviews the dividend quarterly and there can be no assurance as to the manner in which future dividends will be paid or that the current dividend level will be maintained in future periods.

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
     We believe that we qualify to be treated as a partnership for federal income tax purposes. As a partnership, we are not subject to federal income tax on our income. Instead, each of our partners, including the Trust, is required to pay tax on such partner’s allocable share of its income. However, we will be treated as a corporation for federal income tax purposes if we are a “publicly traded partnership,” unless at least 90% of our income is qualifying income as defined in the Internal Revenue Code. We believe that we are not a publicly traded partnership and, in addition, we believe that we would have sufficient qualifying income, which includes real property rents and other passive income, to ensure that we would be taxed as a partnership even if we were a publicly traded partnership. No assurance can be provided, however, that the IRS will not challenge our status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating us as a corporation for federal income tax purposes, we would be required to pay corporate income tax and the Trust would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. If we fail to qualify as a partnership for federal income tax purposes or the Trust fails to qualify as a REIT, either failure would cause an event of default under our credit facility and may adversely affect our ability to raise capital and to service our debt. As a result of the foregoing, our failure to qualify as a partnership would reduce significantly the amount of cash available for debt service and for distribution to our partners, including the Trust.
     REIT Distribution Requirements May Increase our Indebtedness.
     We may be required from time to time, under certain circumstances, to accrue as income for tax purposes interest and rent earned but not yet received. In such event, or upon our repayment of principal on debt, we could have taxable income without sufficient cash to enable us to make distributions to the Trust’s in an amount necessary to allow the Trust to make its required REIT distributions. Accordingly, we could be required to borrow funds or liquidate investments on adverse terms in order to make the necessary distribution.
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Operating Properties.
General
     As of December 31, 2008, our consolidated real estate portfolio consisted of 112 consolidated operating properties. In addition, we maintain non-controlling partial interests ranging from 5% to 50% in an additional 80 properties held through unconsolidated joint ventures. These 192 properties, including consolidated and unconsolidated properties, are located in ten states in the Sunbelt region of the United States.
Multifamily Properties
     Our multifamily segment is comprised of 116 multifamily apartment communities, including those properties in lease-up, consisting of 103 wholly-owned consolidated properties and 13 properties held through unconsolidated joint ventures, which properties contain, in the aggregate, a total of 34,599 garden-style apartments and range in size from 80 to 586 units. Of the 116 multifamily communities, 13 multifamily properties (containing a total of 4,296 apartment units) are located in Alabama, four multifamily properties (containing a total of 952 units) are located in Arizona, ten multifamily properties (containing a total of 2,913 units) are located in Florida, 17 multifamily properties (containing a total of 5,077 units) are located in Georgia, 32 multifamily properties (containing a total of 9,006 units) are located in North Carolina, 6 multifamily properties (containing a total of 1,578 units) are located in South Carolina, two multifamily properties (containing a total of 603 units) are located in Tennessee, 22 multifamily properties (containing a total of 7,294 units) are located in Texas and 10 multifamily properties (containing a total of 2,880 units) are located in Virginia. Each of the multifamily properties is established in its local market and provides residents with numerous amenities, which may include a swimming pool, exercise room, jacuzzi, clubhouse, laundry room, tennis court(s) and/or a playground. We manage all of the multifamily properties.
     The following table sets forth certain additional information relating to the consolidated multifamily properties as of and for the year ended December 31, 2008.

Consolidated Multifamily Properties

							Average
				Number	Approximate		Rental
			Year	of	Rentable Area	Percent	Rate
Consolidated Multifamily Property (1)		Location	Completed (2)	Units (3)	(Square Feet)	Occupied	Per Unit (4)

Alabama:
CG at Liberty Park		Birmingham	2000	300	338,684	98.0%	$948
CV at Inverness II & III		Birmingham	1986/1987/1990/1997	586	508,472	97.1%	604
CV at Trussville		Birmingham	1996	376	410,340	95.5%	707
CV at Cypress Village		Gulf Shores	2008	96	205,992	93.8%	983
CG at Edgewater I		Huntsville	1990/1999	500	542,892	98.0%	720
CG at Madison		Huntsville	2000	336	354,592	96.1%	816
CV at Ashford Place		Mobile	1983	168	145,600	95.8%	636
CV at Huntleigh Woods		Mobile	1978	233	198,861	92.7%	570

Subtotal — Alabama				2,595	2,705,433	96.4%	722

Arizona:
CG at Inverness Commons		Scottsdale	2002	300	201,569	94.7%	804
CG at OldTown Scottsdale North		Scottsdale	1995	208	264,728	93.8%	898
CG at OldTown Scottsdale South		Scottsdale	1994	264	205,984	88.3%	923
CG at Scottsdale		Scottsdale	1999	180	305,904	97.2%	1,069

Subtotal — Arizona				952	978,185	93.2%	908

Florida:
CG at Heather Glen		Orlando	2000	448	523,228	94.9%	970
CG at Heathrow		Orlando	1997	312	353,040	93.9%	966
CG at Town Park Reserve		Orlando	2004	80	77,416	96.3%	1,134
CG at Town Park(Lake Mary)		Orlando	2002	456	535,340	95.8%	1,014
CV at Twin Lakes		Orlando	2004	460	417,808	93.5%	871
Portofino at Jensen Beach	(5)	Port St. Lucie	2002	118	136,670	89.0%	840
CG at Lakewood Ranch		Sarasota	1999	288	301,656	99.3%	978
CG at Seven Oaks		Tampa	2004	318	301,684	97.2%	885
Murano at Delray Beach	(5)	West Palm Beach	2002	93	112,273	95.7%	1,157

Subtotal — Florida				2,573	2,759,115	95.3%	956

Georgia:
CG at Barrett Creek		Atlanta	1999	332	309,962	92.8%	803
CG at Berkeley Lake		Atlanta	1998	180	244,217	97.2%	933
CG at McDaniel Farm		Atlanta	1997	425	450,696	94.1%	785
CG at McGinnis Ferry		Atlanta	1997	434	509,455	91.7%	876
CG at Mount Vernon		Atlanta	1997	213	257,180	96.7%	1,080
CG at Pleasant Hill		Atlanta	1996	502	501,816	94.0%	794
CG at River Oaks		Atlanta	1992	216	276,208	96.8%	888
CG at River Plantation		Atlanta	1994	232	310,364	95.3%	893
CG at Shiloh		Atlanta	2002	498	533,243	97.8%	841
CG at Sugarloaf		Atlanta	2002	250	328,558	96.4%	903
CG at Godley Station I		Savannah	2005	312	337,344	93.9%	858
CG at Hammocks		Savannah	1997	308	323,844	92.9%	929
CV at Godley Lake	(6)	Savannah	2008	288	269,504	LU	700
CV at Greentree		Savannah	1984	194	165,216	88.1%	717
CV at Huntington		Savannah	1986	147	121,112	88.4%	735
CV at Marsh Cove		Savannah	1983	188	197,200	91.0%	784

Subtotal — Georgia				4,719	5,135,919	94.1%	851

Nevada:
CG at Desert Vista	(7)	Las Vegas	Dev	—	—	—	—

Subtotal — Nevada				—	—	—	—

							Average
				Number	Approximate		Rental
			Year	of	Rentable Area	Percent	Rate
Consolidated Multifamily Property (1)		Location	Completed (2)	Units (3)	(Square Feet)	Occupied	Per Unit (4)

North Carolina:
CV at Pinnacle Ridge		Asheville	1948/1985	166	146,856	98.2%	695
CG at Ayrsley		Charlotte	2008	368	371,652	92.9%	877
CG at Beverly Crest		Charlotte	1996	300	278,685	95.3%	746
CG at Huntersville		Charlotte	2008	250	247,908	94.8%	848
CG at Legacy Park		Charlotte	2001	288	300,768	96.2%	762
CG at Mallard Creek		Charlotte	2004	252	232,646	98.0%	798
CG at Mallard Lake		Charlotte	1998	302	300,806	96.7%	765
CG at Matthews Commons	(6)	Charlotte	2008	216	205,200	LU	—
CG at University Center		Charlotte	2006	156	167,051	96.8%	768
CV at Chancellor Park		Charlotte	1996	340	326,560	90.9%	727
CV at Charleston Place		Charlotte	1986	214	172,405	94.4%	577
CV at Greystone		Charlotte	1998/2000	408	386,988	87.5%	637
CV at Matthews		Charlotte	1990	270	255,712	95.2%	751
CV at Meadow Creek		Charlotte	1984	250	230,430	92.4%	631
CV at South Tryon		Charlotte	2002	216	236,088	85.2%	729
CV at Stone Point		Charlotte	1986	192	172,992	93.2%	685
CV at Timber Crest		Charlotte	2000	282	273,408	94.3%	675
Enclave	(6)	Charlotte	2008	85	109,179	LU	—
Heatherwood		Charlotte	1980	476	438,563	89.1%	616
Autumn Park I & II		Greensboro	2001/2004	402	403,776	93.5%	755
CG at Arringdon		Raleigh	2003	320	311,200	95.6%	781
CG at Crabtree Valley		Raleigh	1997	210	209,670	92.4%	746
CG at Patterson Place		Raleigh	1997	252	236,756	95.6%	807
CG at Trinity Commons		Raleigh	2000/2002	462	484,404	93.3%	779
CV at Deerfield		Raleigh	1985	204	198,180	97.1%	721
CV at Highland Hills		Raleigh	1987	250	262,639	96.8%	697
CV at Woodlake	(8)	Raleigh	1996	266	255,124	93.6%	678
CG at Wilmington		Wilmington	1998/2002	390	355,896	90.0%	726
CV at Mill Creek		Winston-Salem	1984	220	209,680	90.9%	594
Glen Eagles I & II		Winston-Salem	1990/2000	310	312,320	91.0%	651

Subtotal — North Carolina				8,317	8,093,542	93.2%	724

South Carolina:
CG at Cypress Cove		Charleston	2001	264	303,996	93.6%	879
CG at Quarterdeck		Charleston	1987	230	218,880	93.5%	886
CV at Hampton Pointe		Charleston	1986	304	314,600	86.8%	765
CV at Waters Edge		Charleston	1985	204	187,640	95.6%	698
CV at Westchase		Charleston	1985	352	258,170	90.6%	656
CV at Windsor Place		Charleston	1985	224	213,440	90.2%	714

Subtotal — South Carolina				1,578	1,496,726	91.4%	761

Tennessee:
CG at Bellevue		Nashville	1996	349	344,954	96.0%	879

Subtotal — Tennessee				349	344,954	96.0%	879

Texas:
Ashton Oaks	(7)	Austin	Dev	—	—	—	—
CG at Onion Creek	(7)	Austin	Dev	—	—	—	—
CG at Round Rock		Austin	2006	422	429,645	94.3%	808
CG at Silverado		Austin	2004	238	239,668	94.1%	781
CG at Silverado Reserve		Austin	2006	256	266,146	95.3%	837
CV at Canyon Hills		Austin	1996	229	183,056	94.3%	701
CV at Quarry Oaks		Austin	1996	533	469,899	96.6%	709
CV at Sierra Vista		Austin	1999	232	205,604	94.4%	687
Brookfield		Dallas	1984	232	165,672	94.8%	551
CG at Valley Ranch		Dallas	1997	396	462,104	93.4%	1,039
CV at Main Park		Dallas	1984	192	180,258	95.8%	757
CV at Oakbend		Dallas	1996	426	382,751	94.4%	738
CV at Vista Ridge		Dallas	1985	300	237,468	98.3%	606
Paces Cove		Dallas	1982	328	219,726	92.4%	514
Remington Hills		Dallas	1984	362	346,592	95.3%	759
Summer Tree		Dallas	1980	232	136,272	97.8%	508
CG at Bear Creek		Fort Worth	1998	436	395,137	96.8%	849
CV at Grapevine I & II		Fort Worth	1985	450	387,244	96.2%	708
CV at North Arlington		Fort Worth	1985	240	190,540	94.2%	611
CV at Shoal Creek		Fort Worth	1996	408	381,756	95.3%	792
CV at Willow Creek		Fort Worth	1996	478	426,764	96.4%	782

Subtotal — Texas				6,390	5,706,302	95.4%	738

							Average
				Number	Approximate		Rental
			Year	of	Rentable Area	Percent	Rate
Consolidated Multifamily Property (1)		Location	Completed (2)	Units (3)	(Square Feet)	Occupied	Per Unit (4)

Virginia:
Autumn Hill	(9)	Charlottesville	1970	425	369,664	72.5%	751
CV at Harbour Club		Norfolk	1988	213	193,163	93.4%	879
CV at Tradewinds		Norfolk	1988	284	279,884	91.2%	819
Ashley Park		Richmond	1988	272	194,464	88.2%	728
CR at West Franklin	(10)	Richmond	1964/1965	332	169,854	95.8%	764
CV at Chase Gayton		Richmond	1984	328	311,266	97.0%	827
CV at Hampton Glen		Richmond	1986	232	177,760	99.1%	865
CV at Waterford		Richmond	1989	312	288,840	96.8%	861
CV at West End		Richmond	1987	224	156,332	99.1%	799
CV at Greenbrier		Washington DC	1980	258	217,245	97.7%	914

Subtotal — Virginia				2,880	2,358,472	91.9%	815

TOTAL				30,353	29,578,648	94.1%	$784

(1)	All properties are 100% owned by us, including three properties that are in lease-up and three that are currently being developed. In the listing of multifamily property names, CG has been used as an abbreviation for Colonial Grand, CV as an abbreviation for Colonial Village and CR as an abbreviation for Colonial Reserve.

(2)	Represents year initially completed or, where applicable, year(s) in which additional phases were completed at the property.

(3)	Units (in this table only) refer to multifamily apartment units. Number of units includes all apartment units occupied or available for occupancy at December 31, 2008.

(4)	Represents weighted average rental rate per unit of the 100 consolidated multifamily properties, excluding the three properties in lease-up, at December 31, 2008.

(5)	These properties were previously condominium projects. During the second quarter of 2008, the Company made the decision to lease all remaining unsold units.

(6)	These properties are currently in lease-up and are not included in the Percent Occupied and Average Rental Rate per Unit Totals.

(7)	These properties are currently in development and are not included in the Percent Occupied and Average Rental Rate per Unit Totals.

(8)	This property was renamed during 2008 from Parkside at Woodlake to CV at Woodlake.

(9)	This property was renamed during 2008 from Trophy Chase I & II to Autumn Hill

(10)	This property was renamed during 2008 from Trolley Square East & West to CR at West Franklin.
     The following table sets forth certain additional information relating to the unconsolidated multifamily properties as of and for the year ended December 31, 2008.

Unconsolidated Multifamily Properties

							Average
				Number	Approximate		Rental
			Year	of	Rentable Area	Percent	Rate
Unconsolidated Multifamily Property (1)		Location	Completed (2)	Units (3)	(Square Feet)	Occupied	Per Unit (4)

Alabama:
CG at Mountain Brook		Birmingham	1987/1991	392	392,700	95.9%	$720
Colony Woods		Birmingham	1988	414	450,682	98.1%	685
CV at Rocky Ridge		Birmingham	1984	226	258,900	95.1%	693
The Grove at Riverchase		Birmingham	1996	345	327,223	94.8%	742
CG at Traditions	(5)	Gulf Shores	2007	324	321,744	LU	—

Subtotal — Alabama				1,701	1,751,249	96.2%	711

Florida:
CG at Palma Sola		Sarasota	1992	340	293,272	95.3%	777

Subtotal — Florida				340	293,272	95.3%	777

Georgia:
CG at Huntcliff		Atlanta	1997	358	364,633	96.4%	902

Subtotal — Georgia				358	364,633	96.4%	902

North Carolina:
CG at Research Park (Durham)		Raleigh	2002	370	377,050	94.3%	775
CV at Cary		Raleigh	1995	319	400,127	91.2%	868

Subtotal — North Carolina				689	777,177	92.9%	818

Tennessee:
CG at Brentwood		Nashville	1995	254	286,922	96.1%	983

Subtotal — Tennessee				254	286,922	96.1%	983

Texas:
CG at Canyon Creek		Austin	2007	336	348,960	93.5%	872
Cunningham		Austin	2000	280	258,294	92.5%	754
Belterra		Fort Worth	2006	288	278,292	91.0%	882

Subtotal — Texas				904	885,546	92.4%	839

TOTAL				4,246	4,358,799	92.3%	$800

(1)	We hold between a 5% — 35% non-controlling interest in these unconsolidated joint ventures. In the listing of multifamily property names, CG has been used as an abbreviation for Colonial Grand and CV as an abbreviation for Colonial Village.

(2)	Represents year initially completed or, where applicable, year(s) in which additional phases were completed at the property.

(3)	For the purposes of this table, units refer to multifamily apartment units. Number of units includes all apartment units occupied or available for occupancy at December 31, 2008.

(4)	Represents weighted average rental rate per unit of the 12 unconsolidated multifamily properties not in lease-up at December 31, 2008.

(5)	This property is currently in lease-up and is not included in the Percent Occupied and Average Rental Rate per Unit totals.
     The following table sets forth the total number of multifamily units, percent leased and average base rental rate per unit as of the end of each of the last five years for our consolidated multifamily properties:

			Average Base
	Number	Percent	Rental Rate
Year-End	of Units	Leased (1)	Per Unit (1)

December 31, 2008	30,353	94.1%	$784
December 31, 2007	30,371	96.0%	880
December 31, 2006	32,715	95.5%	851
December 31, 2005	34,272	95.3%	817
December 31, 2004	15,489	94.7%	851

(1)	Represents weighted average occupancy of the multifamily properties that had achieved stabilized occupancy at the end of the respective period (excluding three properties in lease-up at December 31, 2008).

     The following table sets forth the total number of multifamily units, percent leased and average base rental rate per unit as of the end of each of the last five years for our unconsolidated multifamily properties:

			Average Base
	Number	Percent	Rental Rate
Year-End	of Units	Leased (1)	Per Unit (1)

December 31, 2008	4,246	92.3%	$800
December 31, 2007	5,943	96.1%	803
December 31, 2006	5,396	94.6%	746
December 31, 2005	10,065	95.1%	666
December 31, 2004	9,520	90.0%	324

(1)	Represents weighted average occupancy of the multifamily properties that had achieved stabilized occupancy at the end of the respective period (excluding four properties in lease-up at December 31, 2008).
Office Properties
     Our office segment is comprised of 48 office properties (including 2 properties in lease-up), consisting of three wholly-owned consolidated properties and 45 properties held through unconsolidated joint ventures, which properties contain, in the aggregate, a total of approximately 16.2 million net rentable square feet. Of the 48 office properties, 18 are located in Alabama (representing 20% of the total office property net rentable square feet), 15 are located in Florida (representing 36% of the total office property net rentable square feet), eight are located in Atlanta, Georgia (representing 24% of the total office property net rentable square feet), three are located in Charlotte, North Carolina (representing 3% of the total office property net rentable square feet), one is located in Memphis, Tennessee (representing 3% of the total office property net rentable square feet), and four are located in Texas (representing 14% of the total office property net rentable square feet). The office properties range in size from approximately 30,000 square feet to 1.2 million square feet. All of the office properties are managed by us, with the exception of two properties in the DRA/CRT Joint Venture, which are managed by unaffiliated third parties.
     The following table sets forth certain additional information relating to the consolidated office properties as of and for the year ended December 31, 2008:
Consolidated Office Properties

							Average Base
				Net Rentable		Total	Rent Per
			Year	Area	Percent	Annualized	Leased
Consolidated Office Property (1)		Location	Completed (2)	Square Feet	Leased	Base Rent (3)	Square Foot

Alabama:
Colonial Center Brookwood Village		Birmingham	2007	169,256	99.3%	$4,926,839	$29.31

Subtotal-Alabama				169,256	99.3%	4,926,839	29.31

Florida:
Town Park 400	(4)	Orlando	2008	175,674	LU	—	—

Subtotal-Florida				175,674	—	—	—

North Carolina:
Metropolitan Midtown	(4)	Charlotte	2008	161,693	LU	—	—

Subtotal-North Carolina				161,693	—	—	—

TOTAL				506,623	99.3%	$4,926,839	$29.31

(1)	At December 31, 2008, the three of the properties listed above are 100% owned by us, including two that are currently in lease-up.

(2)	Represents year initially completed or, where applicable, most recent year in which the property was substantially renovated or in which an additional phase of the property was completed.

(3)	Total Annualized Base Rent includes all base rents at our wholly-owned properties for leases in place at December 31, 2008.

(4)	This property is currently in lease-up and is not included in the Percent Leased and Average Base Rent per Leased Square Foot property totals.

     The following table sets forth certain additional information relating to the unconsolidated office properties as of and for the year ended December 31, 2008.
Unconsolidated Office Properties

							Average Base
				Net Rentable		Total	Rent Per
			Year	Area	Percent	Annualized	Leased
Unconsolidated Office Property (1)		Location	Completed (2)	Square Feet	Leased	Base Rent (3)	Square Foot
Alabama:
Colonial Center Blue Lake		Birmingham	1982-2005	166,944	83.4%	$2,832,643	$20.61
Colonial Center Colonnade		Birmingham	1989/99	419,387	98.1%	8,951,165	21.82
Riverchase Center		Birmingham	1985	306,143	95.0%	3,089,438	10.70
Land Title Bldg.		Birmingham	1975	29,987	100.0%	409,208	13.65
International Park		Birmingham	1987/99	210,984	94.2%	3,906,811	20.29
Independence Plaza		Birmingham	1979-2000	106,216	94.8%	1,822,843	18.74
Colonial Plaza		Birmingham	1999	170,850	88.8%	2,703,997	18.31
Colonial Center Lakeside	(4)	Huntsville	1989/90	122,162	97.9%	2,134,446	17.47
Colonial Center Research Park	(4)	Huntsville	1999	133,750	100.0%	2,437,553	18.43
Colonial Center Research Place	(4)	Huntsville	1979/84/88	272,558	76.6%	2,660,518	12.74
DRS Building	(4)	Huntsville	1972/86/90/03	215,485	100.0%	1,923,432	8.93
Regions Center	(4)	Huntsville	1990	154,297	98.7%	2,865,601	19.50
Perimeter Corporate Park	(4)	Huntsville	1986/89	234,851	94.1%	4,031,607	18.33
Progress Center	(4)	Huntsville	1987/89	221,992	88.6%	2,531,980	12.88
Research Park Office Center	(4)	Huntsville	1998/99	236,453	94.7%	2,778,868	12.41
Northrop Grumman	(4)	Huntsville	2007	110,275	100.0%	1,517,466	13.76

Subtotal-Alabama				3,112,334	93.3%	46,597,576	16.20

Florida:
Broward Financial Center		Ft Lauderdale	1986	326,186	78.3%	6,513,967	28.95
Baymeadows Way		Jacksonville	1989/90/98	224,281	100.0%	2,130,669	9.50
Jacksonville Baymeadows		Jacksonville	1999	751,926	88.3%	8,851,508	13.51
Jacksonville JTB		Jacksonville	2001	416,773	89.5%	4,978,765	13.74
901 Maitland Center		Orlando	1985	155,822	71.2%	2,256,793	20.50
Colonial Center at TownPark		Orlando	2001	657,844	97.2%	13,166,372	21.63
Colonial Center Heathrow		Orlando	1988/96/97/98/99/2000/2001	922,266	88.9%	16,059,489	19.85
Colonial TownPark Office		Orlando	2004	37,970	84.8%	782,627	24.31
Orlando Central		Orlando	1980	625,635	74.0%	8,447,666	18.50
Orlando Lake Mary		Orlando	1999	304,547	74.2%	4,000,555	17.80
Orlando University		Orlando	2001	386,400	83.6%	6,489,883	20.18
Colonial Center at Bayside		Tampa	1988/94/97	212,896	76.9%	3,224,626	19.69
Colonial Place I & II		Tampa	1984/1986	371,674	86.7%	8,213,079	25.32
Concourse Center		Tampa	1982-2005/1983-2003/1984	294,369	88.1%	5,073,055	20.08

Subtotal-Florida				5,688,589	85.7%	90,189,054	18.96

Georgia:
Colonial Center at Mansell Overlook JV		Atlanta	1987/96/97/00	653,040	98.2%	13,501,086	21.57
Shoppes & Lakeside at Mansell JV		Atlanta	1996/97/05	35,748	73.8%	689,071	26.10
The Peachtree		Atlanta	1989	316,635	92.6%	5,425,020	23.43
Atlantic Center Plaza		Atlanta	2001	499,725	91.5%	13,597,550	30.74
Atlanta Chamblee		Atlanta	2000	1,139,373	89.7%	20,002,151	19.83
Atlanta Perimeter		Atlanta	1985	182,036	85.2%	2,933,059	19.43
McGinnis Park		Atlanta	2001	201,421	74.9%	2,791,600	18.94
Ravinia 3		Atlanta	1991	812,578	92.2%	13,610,266	18.54

Subtotal-Georgia				3,840,556	91.0%	72,549,803	21.59

						Average Base
			Net Rentable		Total	Rent Per
		Year	Area	Percent	Annualized	Leased
Unconsolidated Office Property (1)	Location	Completed (2)	Square Feet	Leased	Base Rent (3)	Square Foot

North Carolina:
Esplanade	Charlotte	1981/2007	202,810	83.0%	3,111,935	19.29
Charlotte University	Charlotte	1999	182,989	78.0%	2,755,046	19.30

Subtotal-North Carolina			385,799	80.6%	5,866,981	19.29

Tennessee:
Germantown Center	Memphis	1999	535,756	82.2%	8,396,407	19.43

Subtotal-Tennessee			535,756	82.2%	8,396,407	19.43

Texas:
Research Park Plaza III and IV	Austin	2001	357,689	100.0%	7,939,130	22.20
Signature Place	Dallas	1983/86	436,079	77.3%	6,000,745	17.94
Post Oak	Houston	1982	1,200,389	93.7%	22,188,362	20.47
Westchase	Houston	2000	184,259	93.3%	3,978,554	23.40

Subtotal-Texas			2,178,416	91.4%	40,106,791	18.84

TOTAL			15,741,450	89.1%	$263,706,612	$19.30

(1)	We hold between a 10% — 15% non-controlling interest in these unconsolidated joint ventures.

(2)	Represents year initially completed or, where applicable, most recent year in which the property was substantially renovated or in which an additional phase of the property was completed.

(3)	Total Annualized Base Rent includes all base rents at our partially-owned properties for leases in place at December 31, 2008.

(4)	We acquired a 40% interest (of which 30% was owned by CPSI, our taxable REIT subsidiary) in three separate tenancy in common (“TIC”) investments of the same nine properties during November 2007. Since the inception of this joint venture, we disposed of portions of our interest through a series of 10 transactions. As a result of these transactions, as of December 31, 2008, our interest has effectively been reduced to 10%.
     The following table sets out a schedule of the lease expirations for leases in place as of December 31, 2008, for our consolidated office properties:

		Net Rentable	Annualized	Percent of Total
Year of	Number of	Area Of	Base Rent of	Annual Base Rent
Lease	Tenants with	Expiring Leases	Expiring	Represented by
Expiration	Expiring Leases	(Square Feet) (1)	Leases (1)(2)	Expiring Leases (1)

2009	1	6,687	238,929	2.8%
2010	—	—	—	—
2011	—	—	—	—
2012	—	—	—	—
2013	6	65,540	1,555,059	18.2%
2014	—	—	—	—
Thereafter	11	294,584	6,756,833	79.0%

	18	366,811	$8,550,821	100.0%

(1)	Excludes approximately 139,812 square feet of space not leased as of December 31, 2008.

(2)	Annualized base rent is calculated using base rents as of December 31, 2008.

     The following table sets out a schedule of the lease expirations for leases in place as of December 31, 2008, for our office properties held in unconsolidated joint ventures:

		Net Rentable	Annualized	Percent of Total
Year of	Number of	Area Of	Base Rent of	Annual Base Rent
Lease	Tenants with	Expiring Leases	Expiring	Represented by
Expiration	Expiring Leases	(Square Feet) (1)	Leases (1)(2)	Expiring Leases (1)

2009	316	2,162,333	$37,429,836	14.6%
2010	278	1,636,208	30,756,239	12.0%
2011	253	2,078,425	40,016,241	15.6%
2012	166	2,406,896	48,756,422	19.0%
2013	123	1,408,942	30,296,286	11.8%
2014	58	1,487,623	24,810,715	9.6%
2015	33	827,337	13,010,513	5.1%
2016	16	434,024	8,650,391	3.4%
2017	11	546,297	8,234,106	3.2%
2018	8	92,234	1,917,889	0.7%
Thereafter	15	723,172	13,362,423	5.2%

	1,277	13,803,491	$257,241,061	100.0%

(1)	Excludes approximately 1,937,959 square feet of space not leased as of December 31, 2008.

(2)	Annualized base rent is calculated using base rents as of December 31, 2008.
     The following table sets forth the net rentable area, total percent leased and average base rent per leased square foot for each of the last five years for our consolidated office properties:

			Average Base
	Rentable Area	Total	Rent Per Leased
Year-End	(Square Feet)	Percent Leased (1)	Square Foot (1)

December 31, 2008	506,623	99.3%	$29.31
December 31, 2007	207,000	97.1%	$14.42
December 31, 2006	6,534,000	94.7%	$17.97
December 31, 2005	7,744,000	92.4%	$19.25
December 31, 2004	5,840,000	92.2%	$18.28

(1)	Total Percent Leased and Average Base Rent Per Leased Square Foot is calculated excluding one property in lease-up at December 31, 2008.
     The following table sets forth the net rentable area, total percent leased and average base rent per leased square foot for each of the last five years for our unconsolidated office properties:

			Average Base
	Rentable Area	Total	Rent Per Leased
Year-End	(Square Feet)	Percent Leased (1)	Square Foot (1)

December 31, 2008	15,741,450	89.1%	$19.30
December 31, 2007	15,866,000	92.3%	$18.40
December 31, 2006	10,393,000	88.6%	$18.39
December 31, 2005	11,756,000	86.4%	$16.01
December 31, 2004	30,000	100.0%	$13.23

(1)	Total Percent Leased and Average Base Rent Per Leased Square Foot is calculated excluding two properties in lease-up at December 31, 2008.

Retail Properties
     The retail segment is comprised of 28 retail properties (including two properties in lease-up), consisting of six wholly-owned consolidated properties and 22 properties held through unconsolidated joint ventures, which properties contain, in the aggregate, a total of approximately 7.8 million square feet of gross retail area (including space owned by anchor tenants). Of the 28 retail properties, 15 are located in Alabama (representing 60% of the total retail property gross rentable area), six are located in Florida (representing 16% of the total retail property gross rentable area), one is located in Georgia (representing 4% of the total retail property gross rentable area), one is located in North Carolina (representing 2% of the total retail property gross rentable area), three are located in Tennessee (representing 11% of the total retail property gross rentable area), and two are located in Texas (representing 7% of the total retail property gross rentable area). All of the retail properties are managed by us, except Parkway Place and Colonial Promenade Craft Farms, which are managed by unaffiliated third parties.
     The following table sets forth certain information relating to the consolidated retail properties as of and for the year ended December 31, 2008.
Consolidated Retail Properties

									Average
									Base
									Rent Per
				GRA (Sq Ft)	GRA (Sq Ft)	Number		Total	Leased
			Year	CLP	Anchor	Of	Percent	Annualized	Square
Consolidated Retail Property (1)		Location	Completed (2)	Owned (3)	Owned (3)(4)	Stores	Leased (3)	Base Rent (5)	Foot (6)

Alabama:
Brookwood Village Center		Birmingham	1974	4,708	—	1	100.0%	$83,528	$17.74
Colonial Brookwood Village		Birmingham	1973/91/00	372,053	231,953	64	94.6%	6,393,923	27.84
Colonial Promenade Fultondale	(7)	Birmingham	2007	158,679	210,515	27	92.8%	2,178,450	20.82
Colonial Promenade Tannehill		Birmingham	2008	200,616	127,307	31	99.3%	2,972,861	20.71

Subtotal-Alabama				736,056	569,775	123	96.7%	11,628,762	24.87

Florida:
Colonial Promenade Winter Haven	(7)	Orlando	1986/2008	286,297	—	18	94.4%	2,032,071	13.42

Subtotal-Florida				286,297	—	18	94.4%	2,032,071	13.42

North Carolina
Metropolitan Midtown	(8)	Charlotte	2008	172,129	—	7	LU	—	—

Subtotal-North Carolina				172,129	—	7	—	—	—

Total				1,194,482	569,775	148	96.1%	$13,660,833	$23.59

(1)	At December 31, 2008, the six properties listed above are 100% owned by us, including one property that is currently in lease-up.

(2)	Represents year initially completed or, where applicable, year(s) in which the property was substantially renovated or an additional phase of the property was completed.

(3)	For the purposes of this table, GRA refers to gross retail area, which includes gross leasable area and space owned by anchor tenants. Percent leased excludes anchor-owned space.

(4)	Represents space owned by anchor tenants.

(5)	Total Annualized Base Rent includes all base rents at our wholly-owned properties for leases in place at December 31, 2008.

(6)	Includes tenants occupying less than 10,000 square feet (i.e., excludes anchor tenants). Rental terms for anchor tenants generally are not representative of the larger portfolio.

(7)	This property was classified as held for sale at December 31, 2008.

(8)	This property is currently in lease-up and is not included in Percent Leased and Average Base Rent per Leased Square Foot property totals.

     The following table sets forth certain information relating to the unconsolidated retail properties as of and for the year ended December 31, 2008.
Unconsolidated Retail Properties

									Average
									Base
									Rent Per
				GRA (Sq Ft)	GRA (Sq Ft)	Number		Total	Leased
			Year	CLP	Anchor	Of	Percent	Annualized	Square
Unconsolidated Retail Property (1)		Location	Completed (2)	Owned (3)	Owned (3)(4)	Stores	Leased (3)	Base Rent (5)	Foot (6)

Alabama:
Colonial Pinnacle Tutwiler II		Birmingham	2007	65,000	—	2	100.0%	$899,761	$—
Colonial Promenade Alabaster		Birmingham	2005	218,681	392,868	27	96.9%	2,908,620	19.25
Colonial Promenade Alabaster II		Birmingham	2007	129,348	225,921	26	96.8%	2,043,561	21.35
Colonial Promenade Hoover		Birmingham	2002	164,866	215,766	33	93.9%	1,964,666	21.35
Colonial Promenade Trussville		Birmingham	2000	388,302	—	23	96.2%	3,237,307	15.45
Colonial Promenade Trussville II		Birmingham	2004	58,182	224,509	15	92.1%	864,954	17.56
Colonial Shoppes Clay		Birmingham	1982/2004	66,165	—	10	88.3%	700,704	13.91
Colonial Shoppes Colonnade		Birmingham	1989/2005	125,462	—	26	87.5%	1,786,129	18.39
Colonial Promenade Craft Farms	(7)	Gulf Shores	2007	220,035	125,000	32	LU	—	—
Parkway Place		Huntsville	1999	287,556	348,164	69	88.8%	5,707,447	29.35
Colonial Promenade Madison		Madison	2000	110,712	—	15	100.0%	1,189,124	15.28

Subtotal-Alabama				1,834,309	1,532,228	278	94.0%	21,302,273	21.86

Florida:
Colonial Promenade Lakewood		Jacksonville	1995	194,840	—	44	82.9%	1,858,743	14.58
Colonial Promenade Hunter’s Creek		Orlando	1993/95	227,536	—	23	47.0%	1,434,668	22.04
Colonial Promenade TownPark		Orlando	2005	198,421	—	23	87.5%	2,207,977	25.16
Colonial Promenade Burnt Store		Punta Gorda	1990	95,023	—	19	91.3%	858,088	13.56
Colonial Promenade Northdale		Tampa	1988/2000	175,917	55,000	21	96.5%	1,828,372	17.56

Subtotal-Florida				891,737	55,000	130	78.3%	8,187,848	18.27

Georgia:
Colonial Promenade Beechwood		Athens	1963/92/05	350,091	—	39	100.0%	3,882,049	19.32

Subtotal-Georgia				350,091	—	39	100.0%	3,882,049	19.32

Tennessee:
Colonial Pinnacle Turkey Creek		Knoxville	2005	485,584	—	61	96.5%	7,769,604	23.82
Colonial Pinnacle Turkey Creek III	(8)	Knoxville	Dev	—	—	—	—	—	—
Colonial Promenade Smyrna		Smyrna	2008	148,333	267,502	24	93.4%	2,256,479	20.33

Subtotal-Tennessee				633,917	267,502	85	95.8%	10,026,083	22.90

Texas:
Colonial Pinnacle Kingwood Commons		Houston	2003/2004	164,356	—	29	82.2%	2,358,942	21.83
Colonial Promenade Portofino		Houston	2000	371,560	—	40	92.0%	5,306,304	22.36

Subtotal-Texas				535,916	—	69	89.0%	7,665,246	22.17

Total				4,245,970	1,854,730	601	90.7%	$51,063,499	$21.17

(1)	We hold between a 5% — 50% non-controlling interest in these unconsolidated joint ventures.

(2)	Represents year initially completed or, where applicable, year(s) in which the property was substantially renovated or an additional phase of the property was completed.

(3)	GRA refers to gross retail area, which includes gross leasable area and space owned by anchor tenants. Percent leased excludes anchor-owned space.

(4)	Represents space owned by anchor tenants.

(5)	Total Annualized Base Rent includes all base rents at our partially-owned properties for leases in place at December 31, 2008.

(6)	Includes tenants occupying less than 10,000 square feet (i.e., excludes anchor tenants). Rental terms for anchor tenants generally are not representative of the larger portfolio. This property is currently in lease-up and is not included in Percent Leased, Total Annualized Base Rent and Average Base Rent per Leased Square Foot property totals.

(7)	This property is currently in development and is not included in Percent Leased, Total Annualized Base Rent and Average Base Rent per Leased Square Foot property totals.

     The following table sets out a schedule of the lease expirations for leases in place as of December 31, 2008, for our consolidated retail properties:

		Net Rentable	Annualized	Percent of Total
Year of	Number of	Area Of	Base Rent of	Annual Base Rent
Lease	Tenants with	Expiring Leases	Expiring	Represented by
Expiration	Expiring Leases	(Square Feet) (1)	Leases (1)	Expiring Leases (1)

2009	14	29,699	$460,550	3.0%
2010	8	18,794	351,183	2.3%
2011	23	52,229	1,489,611	9.7%
2012	26	116,939	2,235,566	14.6%
2013	22	66,675	1,200,067	7.8%
2014	9	26,550	525,026	3.4%
2015	3	13,100	295,980	1.9%
2016	3	113,725	709,800	4.6%
2017	10	70,032	1,430,611	9.3%
2018	12	94,605	1,982,738	12.9%
Thereafter	18	486,711	4,664,698	30.4%

	148	1,089,059	$15,345,830	100.0%

(1)	Annualized base rent is calculated using base rents as of December 31, 2008.
     The following table sets out a schedule of the lease expirations for leases in place as of December 31, 2008, for our retail properties held in unconsolidated joint ventures:

		Net Rentable	Annualized	Percent of Total
Year of	Number of	Area Of	Base Rent of	Annual Base Rent
Lease	Tenants with	Expiring Leases	Expiring	Represented by
Expiration	Expiring Leases	(Square Feet) (1)	Leases (1)	Expiring Leases (1)

2009	62	132,827	$2,420,374	4.5%
2010	92	410,958	5,302,421	9.9%
2011	87	411,930	6,436,848	12.0%
2012	95	450,952	6,476,259	12.1%
2013	73	274,022	5,470,293	10.2%
2014	29	107,339	1,800,344	3.4%
2015	25	261,468	3,081,444	5.7%
2016	45	352,259	5,442,442	10.1%
2017	35	253,440	4,308,555	8.0%
2018	25	150,475	2,706,801	5.0%
Thereafter	33	961,498	10,181,964	19.0%

	601	3,767,168	$53,627,745	100.0%

(1)	Annualized base rent is calculated using base rents as of December 31, 2008.
     The following table sets forth the total gross retail area, percent leased and average base rent per leased square foot as of the end of each of the last five years for the consolidated retail properties:

	Gross		Average
	Retail Area	Percent	Base Rent Per Leased
Year-End	(Square Feet)	Leased (1)	Square Foot (1) (2)

December 31, 2008	1,764,257	96.1%	$23.59
December 31, 2007	1,042,000	95.1%	$24.09
December 31, 2006	7,271,300	93.1%	$17.45
December 31, 2005	8,551,300	91.6%	$17.39
December 31, 2004	14,173,900	91.4%	$18.58

(1)	Total Percent Leased and Average Base Rent Per Leased Square Foot is calculated excluding one property in lease-up at December 31, 2008.

(2)	Average base rent per leased square foot is calculated using specialty store year-end base rent figures.

     The following table sets forth the total gross retail area, percent leased and average base rent per leased square foot as of the end of each of the last five years for the unconsolidated retail properties:

	Gross		Average
	Retail Area	Percent	Base Rent Per Leased
Year-End	(Square Feet)	Leased (1)	Square Foot (1) (2)

December 31, 2008	6,100,700	90.7%	$21.17
December 31, 2007	9,514,000	90.0%	$20.62
December 31, 2006	5,466,700	93.9%	$20.93
December 31, 2005	4,901,700	93.4%	$21.13
December 31, 2004	1,120,100	85.4%	$22.64

(1)	Total Percent Leased and Average Base Rent Per Leased Square Foot is calculated excluding one property in lease-up at December 31, 2008.

(2)	Average base rent per leased square foot is calculated using specialty store year-end base rent figures.
For-Sale Residential
     As of December 31, 2008, we had six consolidated for-sale developments, including one lot development. As of December 31, 2008, net of the $35.9 million impairment charge recorded in 2008 and the $43.3 million impairment charge recorded in 2007 on our consolidated assets, we had approximately $57.6 million of capital cost (based on book value, including pre-development and land costs) invested in these six consolidated projects (which excludes properties originally planned as condominium conversions but subsequently placed into the multifamily rental pool prior December 31, 2008). See Note 7 — “For-Sale Activities” in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional discussion.
Undeveloped Land
     We currently own various parcels of land that are held for future developments. Land adjacent to multifamily properties typically would be considered for potential development of another phase of an existing multifamily property if we determine that the particular market can absorb additional apartment units. For expansions at office and retail properties, we own parcels both contiguous to the boundaries of the properties, which would accommodate additional office buildings and expansion of shopping centers, and outparcels which are suitable for restaurants, financial institutions, hotels, or free standing retailers. However, as previously discussed, we have postponed future development activities (including previously identified future development projects) and conversion projects in the near term and we have decided to accelerate plans to dispose of our for-sale residential assets including condominium conversions and land held for future for-sale residential and mixed-use developments.

Property Markets
     The table below sets forth certain information with respect to the geographic concentration of our consolidated properties as of December 31, 2008.
Geographic Concentration of Consolidated Properties

	Units (Multifamily)
State	(1)	NRA (Office) (2)	GRA (Retail) (3)

Alabama	2,595	206,703	1,305,831
Arizona	952	—	—
Florida	2,573	175,674	286,297
Georgia	4,719	—	—
Nevada	—	—	—
North Carolina	8,317	161,693	172,129
South Carolina	1,578	—	—
Tennessee	349	—	—
Texas	6,390	—	—
Virginia	2,880	—	—

Total	30,353	544,070	1,764,257

(1)	Units (in this table only) refer to multifamily apartment units.

(2)	NRA refers to net rentable area of office space.

(3)	GRA refers to gross retail area, which includes gross leasable area and space owned by anchor tenants.
     Our consolidated and unconsolidated operating properties, including those currently in development, are located in a variety of distinct submarkets within Alabama, Arizona, Florida, Georgia, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia. However, Birmingham, Alabama; Orlando, Florida; Atlanta, Georgia; Charlotte and Raleigh, North Carolina; and Austin, Dallas and Houston, Texas are our primary markets. We believe that our markets in these 10 states are characterized by stable and increasing populations. However, as a result of the ongoing recession, the markets in which our properties are located have experienced reduced spending, falling home prices and mounting job losses. Although the weakening economy and mounting job losses in the U.S., together with the downturn in the overall U.S. housing market have resulted in increased supply and led to deterioration in the multifamily market generally, we believe that in the long run these markets should continue to provide a steady demand for multifamily, office and retail properties.
Mortgage Financing
     As of December 31, 2008, we had approximately $1.8 billion of collateralized and unsecured indebtedness outstanding with a weighted average interest rate of 5.1% and a weighted average maturity of 4.8 years. Of this amount, approximately $103.8 million was collateralized mortgage financing and $1.7 billion was unsecured debt. Our mortgaged indebtedness was collateralized by five of our consolidated properties and carried a weighted average interest rate of 5.2% and a weighted average maturity of 9.1 years. The following table sets forth our collateralized and unsecured indebtedness in more detail.

(dollars in thousands)
				Anticipated
				Annual Debt
	Interest		Principal Balance	Service (1/1/09 —		Balance Due
Property (1)	Rate		(as of 12/31/08)	12/31/09)	Maturity Date	on Maturity
Multifamily Properties
CV at Matthews	5.800%		$14,700	$853	03/29/16	$14,700
CV at Timber Crest	3.370	%(3)	13,652	460	08/15/15	13,652
CG at Wilmington	5.380	%(3)	27,100	1,458	04/01/18	27,100
CG at Trinity Commons	5.430	%(3)	30,500	1,656	04/01/18	30,500
CG at Godley Station	5.550%		17,834	1,635	06/01/25	—
Other debt:
Unsecured Credit Facility (2)	2.040	%(3)	311,630	6,357	06/15/12	311,630
Medium Term Notes	8.800%		20,035	1,763	02/01/10	20,035
Medium Term Notes	8.800%		5,000	440	03/15/10	5,000
Medium Term Notes	8.050%		10,000	805	12/27/10	10,000
Medium Term Notes	8.080%		10,000	808	12/24/10	10,000
Senior Unsecured Notes	6.875%		100,000	6,875	08/15/12	100,000
Senior Unsecured Notes	6.150%		113,000	6,950	04/15/13	113,000
Senior Unsecured Notes	4.800%		100,000	4,800	04/01/11	100,000
Senior Unsecured Notes	6.250%		232,071	14,504	06/15/14	232,071
Senior Unsecured Notes	4.750%		226,758	10,771	02/01/10	226,758
Senior Unsecured Notes	5.500%		325,000	17,875	10/01/15	325,000
Senior Unsecured Notes	6.050%		208,159	12,594	09/01/16	208,159
Unamortized Discounts			(3,420)			(3,420)

TOTAL CONSOLIDATED DEBT	5.096%		$1,762,019	$90,604		$1,744,185

(1)	Certain of the properties were developed in phases and separate mortgage indebtedness may encumber each of the various phases. In the listing of property names, CG has been used as an abbreviation for Colonial Grand and CV as an abbreviation for Colonial Village.

(2)	This unsecured credit facility bears interest at a variable rate, based on LIBOR plus a spread of 75 basis points. The facility also includes a competitive bid feature that allows us to convert up to $337.5 million under the unsecured credit facility to a fixed rate, for a fixed term not to exceed 90 days. At December 31, 2008, we had no amounts outstanding under the competitive bid feature.

(3)	Represents variable rate debt.
     In addition to our consolidated debt, all of our unconsolidated joint venture properties are also subject to mortgage loans. Under these unconsolidated joint venture non-recourse mortgage loans, we could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions, such as environmental conditions, misuse of funds, and material misrepresentations. Our pro-rata share of such indebtedness as of December 31, 2008 was $476.3 million. In addition, we have made certain guarantees in connection with our investment in unconsolidated joint ventures (see Note 20 to our Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K).
Item 3. Legal Proceedings.
     We are involved in various lawsuits and claims arising in the normal course of business, many of which are expected to be covered by liability insurance. In the opinion of management, although the outcomes of these normal course suits and claims are uncertain, in the aggregate they should not have a material adverse effect on our business, financial condition, and results of operations. In addition, neither we nor any of our properties are presently subject to any material litigation arising out of the ordinary course of business. For additional information regarding legal disputes, see Note 20 to our Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of our unitholders during the fourth quarter of 2008.

PART II
Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters.
     There is no established market trading for the units. As of February 25, 2009, there were 78 holders of record of units.
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
     The following table sets forth the distributions per common unit paid by us during the periods indicated below:

Calendar Period	Distribution
2008:
First Quarter	$.50
Second Quarter	$.50
Third Quarter	$.50
Fourth Quarter	$.25

2007:
First Quarter	$.68
Second Quarter (1)	$.89
Third Quarter	$.68
Fourth Quarter	$.50

(1)	Includes a special distribution paid during the second quarter of 2007 of $0.21 per unit in connection with the completion of the Strategic Transactions (see Note 2 to our Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K).
     The Trust intends to continue to declare quarterly distributions on its common shares. In order to maintain its qualification as a REIT, the Trust must make annual distributions to its shareholders of at least 90% of its taxable income. Future distributions will be declared and paid at the discretion of the Board of Trustees of the Trust and the amount and timing of distributions will depend upon cash generated by operating activities, our financial condition, capital requirements, the Trust’s annual distribution requirements under the REIT provisions of the Internal Revenue Code, and such other factors as the Board of Trustees of the Trust deems relevant. In light of recent Internal Revenue procedure changes, the Board of Trustees of the Trust is currently considering paying future distributions to its shareholders, beginning in May 2009, in a combination of common shares and cash. No decisions have been made at this time as to the manner in which distributions will be paid to unitholders in the event Trust shareholders receive distributions in cash and stock, as described above. This alternative dividend structure is intended to allow us to retain additional capital, thereby strengthening our balance sheet. The Board of Trustees of the Trust reviews the dividend quarterly and there can be no assurance as to the manner in which future dividends will be paid or that the current dividend level will be maintained in future periods.
     The Trust from time to time issues common shares of beneficial interest (“Common Shares”) pursuant to its Direct Investment Program, its 2008 Omnibus Incentive Plan and its Employee Share Option and Restricted Share Plan (which expired during 2008), in transactions that are registered under the Securities Act of 1933, as amended (the “Act”). Pursuant to CRLP’s Third Amended and Restated Agreement of Limited Partnership, each time the Trust issues Common Shares pursuant to the foregoing plans, CRLP issues to the Trust, its general partner, an equal number of units for the same price at which the Common Shares were sold, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act due to the fact that units were issued only to the Trust and therefore, did not involve a public offering. During the quarter ended December 31, 2008, CRLP issued 42,517 common units to the Trust for direct investments and other issuances under these plans for an aggregate of approximately $0.4 million.
Issuer Purchases of Equity Securities
     A summary of our repurchases of our common units for the three months ended December 31, 2008 was as follows:

			Units Purchased as	Maximum Number of
			Part of Publicly	Units that may yet
	Total Number of	Average Price Paid	Announced Plans or	be Purchased Under
	Units Purchased (1)	per Unit	Programs	the Plans
October 1 - October 31, 2008	1,430	$11.30	—	—
November 1 - November 30, 2008	1,040	$6.71	—	—
December 1 - December 31, 2008	1,157	$7.17	—	—

Total	3,627	$8.67	—	—

(1)	Represents the number of units acquired by our Trust from employees as payment of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under the Trust’s Third Amended and Restated Stock Option and Restricted Stock Plan. Whenever the Trust purchases or redeems its preferred and common shares, we purchase, redeem or cancel an equivalent number of our units.

Item 6. Selected Financial Data.
     The following table sets forth selected financial and operating information on a historical basis for CRLP for each of the five years ended December 31, 2008. The following information should be read together with our consolidated financial statements and notes thereto included in Item 8 of this Form 10-K. Our historical results may not be indicative of future results due, among other things, to our strategic initiative of being a multifamily-focused REIT and our current decision to accelerate the disposal of our for-sale residential assets and land held for future for-sale residential and mixed-use developments, and to postpone future development activities (including previously identified future development projects) until we determine that the current economic environment has sufficiently improved, as discussed further under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Strategy and Outlook” (see Note 1 — Organization and Basis of Presentation in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K).
COLONIAL REALTY LIMITED PARTNERSHIP
SELECTED FINANCIAL INFORMATION

(in thousands, except per unit data)	2008	2007	2006	2005	2004

OPERATING DATA

Total revenue	$344,458	$422,939	$466,037	$380,774	$231,707
Expenses:
Depreciation and amortization	105,512	120,152	143,549	150,328	67,260
Impairment charges	116,550	44,129	—	—	—
Other operating	185,719	229,859	223,349	159,282	95,625
Income from operations	(63,323)	28,799	99,139	71,164	68,822
Interest expense	75,153	92,475	121,441	112,798	64,107
Interest income	2,776	7,591	7,754	4,354	1,046
Gains from sales of property	3,799	29,450	66,794	105,608	4,748
Other income, net	29,083	5,906	39,528	(834)	4,716
Income from continuing operations	(102,803)	(22,064)	90,940	62,889	15,225
Income from discontinued operations	52,200	98,752	161,924	220,580	62,089
Distributions to preferred unitholders	16,024	20,689	28,153	29,641	22,274
Net income available to common unitholders	(66,654)	55,639	222,584	253,828	55,040
Per unit — basic:
Income from continuing operations	$(2.09)	$(0.76)	$1.08	$0.68	$(0.19)
Income from discontinued operations	0.92	1.74	2.88	4.50	1.66

Net income per unit — basic	$(1.17)	$0.98	$3.96	$5.18	$1.47

Per unit — diluted:
Income from continuing operations	$(2.09)	$(0.76)	$1.06	$0.67	$(0.19)
Income from discontinued operations	0.92	1.74	2.86	4.46	1.63

Net income per unit — diluted	$(1.17)	$0.98	$3.92	$5.13	$1.45

Distributions per unit (1)	$1.75	$2.75	$2.72	$2.70	$2.68

BALANCE SHEET DATA

Land, buildings and equipment, net	$2,594,032	$2,394,587	$3,562,951	$3,888,927	$2,426,379
Total assets	3,154,501	3,229,637	4,431,774	4,499,227	2,801,324
Total long-term liabilities	1,762,019	1,641,839	2,397,906	2,494,350	1,855,787

OTHER DATA

Total properties (at end of year)	192	200	223	261	153

(1)	Includes a special distribution paid of $0.21 per unit during the second quarter of 2007(see Note 2 to our Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together except as otherwise noted, with the consolidated financial statements of CRLP and notes thereto contained in Item 8 of this Form 10-K.
General
     As described above, under Item 1 — “Business-Business Strategy”, in June and July 2007, we completed our strategic initiative to become a multifamily focused REIT.
     We are the operating partnership of the Trust, our general partner, which is a publically traded, multifamily-focused REIT that owns, develops and operates multifamily communities primarily located in the Sunbelt region of the United States. Also, we create additional value for our unitholders by managing commercial assets through joint venture investments and pursuing development opportunities. The Trust is a fully-integrated real estate company, which means that it is engaged in the acquisition, development, ownership, management and leasing of multifamily communities and other commercial real estate properties. The Trust’s assets are owned by, and substantially all of its business is conducted through, us and our subsidiaries and other affiliates. The Trust holds approximately 84.6% of the interests in us. .
     As of December 31, 2008, we owned or maintained a partial ownership in 116 multifamily apartment communities containing a total of 35,504 apartment units (consisting of 103 wholly-owned consolidated properties and 13 properties partially-owned through unconsolidated joint venture entities aggregating 31,258 and 4,246 units, respectively), 48 office properties containing a total of approximately 16.2 million square feet of office space (consisting of three wholly-owned consolidated properties and 45 properties partially-owned through unconsolidated joint-venture entities aggregating 0.5 and 15.7 million square feet, respectively), 28 retail properties containing a total of approximately 5.4 million square feet of retail space, excluding anchor-owned square-footage (consisting of six wholly-owned properties and 22 properties partially-owned through unconsolidated joint venture entities aggregating 1.2 million and 4.2 million square feet, respectively), and certain parcels of land adjacent to or near certain of these properties. As of December 31, 2008, consolidated multifamily, office and retail properties that had achieved stabilized occupancy (which occurs once a property has attained 93% physical occupancy) were 94.1%, 89.7% and 91.8% leased, respectively.
     As a lessor, the majority of our revenue is derived from residents and tenants under existing leases at our properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our residents and tenants, and the ability of these residents and tenants to make their rental payments. We also receive third-party management fees generated from third-party management agreements related to management of properties held in joint ventures.
Business Strategy and Outlook
     We continue to experience a global financial and economic crisis, which has included, among other things, significant reductions and disruptions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or volatility in equity values worldwide, and concerns that the weakening U.S. and worldwide economies may enter into a prolonged recessionary period. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing even for companies who are otherwise qualified to obtain financing. In addition, the weakening economy and mounting job losses in the U.S., and the slowdown in the overall U.S. housing market, resulting in increased supply, have led to deterioration in the multifamily market. The turmoil in the credit and capital markets, continuing job losses and our expectation that the economy will to continue to remain weak or weaken further before we see any improvements have caused us to recalibrate our business plan.
     Our outlook for 2009 reflects a challenging year. We have renewed our focus on liquidity, maintaining a strong balance sheet, addressing our near term debt maturities, managing our existing properties and operating our portfolio efficiently and reducing our overhead. To help implement our plans to strengthen the balance sheet and deleverage the company, the Board of Trustees of the Trust decided to accelerate plans to dispose of our for-sale residential assets including condominium conversions and land held for future sale and for-sale residential and mixed-use developments. We also significantly reduced our development pipeline during 2008, including postponing future development activities until we determine that the current economic environment has sufficiently improved. As a result of these decisions, as discussed further below, we incurred a non-cash impairment charge of $116.9 million during the fourth quarter of 2008.
     As discussed further below, in light of recent Internal Revenue procedure changes, the Board of Trustees of the Trust is currently considering paying future distributions to its shareholders, beginning in May 2009, in a combination of common shares and cash. No decisions have been made at this time as to the manner in which distributions will be paid to unitholders in the event Trust shareholders receive distributions in cash and stock. This alternative dividend structure is intended to allow us to retain additional capital, thereby strengthening our balance sheet. However, the Board of Trustees of the Trust reserves the right to pay any future distribution entirely in cash. We also intend to look for opportunities to repurchase our additional outstanding unsecured senior notes and the Trust intends to look for opportunities to repurchase its Series D preferred depositary shares, in each case at appropriate prices and as circumstances warrant. Upon any repurchase of Series D preferred depository shares by the Trust, we will repurchase a number of Series D Cumulative Redeemable Preferred Units corresponding to the number of 8 1/8% Series D Cumulative Redeemable Preferred Shares represented by the repurchased Series D preferred depository shares. These actions are intended to streamline the business and allow us to further concentrate on our multifamily strategy.
     We believe that our business strategy, the availability of borrowings under our credit facilities, combined with limited debt maturities in 2009, the number of unencumbered properties in our multifamily portfolio and the additional financing through Fannie Mae expected to be obtained in the first quarter of 2009, has us positioned to work through this challenging economic environment. As of December 31, 2008, we were in compliance with all of our financial covenants. Our current projections indicate that we will be able to operate in compliance with these covenants in 2009 and beyond. However, if the real estate market continues to decline, if we fail to meet our operational budget, and/or if we are unable to successfully execute our plans as further described below, we could violate these covenants, and as a result may be subject to higher finance costs and fees and/or accelerated maturities. As mentioned elsewhere herein, we have adopted a plan which focuses on lowering leverage and increasing financial flexibility.
     We intend to prudently manage and minimize discretionary operating and capital expenditures and raising the necessary debt and equity capital to maximize liquidity, repay outstanding borrowings as they mature and comply with financial covenants in 2009. As mentioned previously, we also intend to raise additional capital through the issuance of collateralized financings of up to $500 million through Fannie Mae and/or Freddie Mac and asset sales. In addition, and as the market allows, we may contemplate strategically repurchasing our publicly traded unsecured debt at a discount to par and may consider paying a portion of the Trust’s 2009 quarterly dividends with common shares, both of which should result in improvement of our financial covenant ratios.
     We believe we have reasonably projected our 2009 operations for financial covenant purposes, as well as considered other viable alternatives and contingencies to address our objectives of reducing leverage and continuing to comply with our covenants. However, the current volatility in the real estate market renders it at least possible that we may not be able to remain compliant with our covenants in 2009.
Executive Summary of Results of Operations
     The following discussion of results of operations should be read in conjunction with the Consolidated Statements of Operations and Comprehensive Income (Loss) and the Operating Results Summary included below.
     For the year ended December 31, 2008, we reported a net loss to common unitholders of $(66.7) million, or $(1.17) per diluted unit, compared with net income of $55.6 million, or $0.98 per diluted unit, for the same period in 2007. In addition to our results from operations, results for the 2008 period include a non-cash impairment charge of $116.9 million ($114.9 million included in continuing operations, $2.0 included in discontinued operations), related to certain of our for-sale residential properties and land held for future sale and for-sale and mixed-use development, and one retail development property, $16.0 million of gains from the repurchase of unsecured senior notes, $49.9 million of gains from the disposition of assets, and the write-off of $4.4 million of abandoned pursuit costs.
     In addition to the foregoing, the other principal factors that influenced our operating results for 2008 are as follows:
•	We sold six wholly-owned multifamily apartment communities and our interest in seven partially-owned multifamily apartment communities for an aggregate sales price of $155.4 million;

•	We sold one wholly-owned office asset and our interest in one partially-owned office asset for gross proceeds of $8.5 million;

•	We sold our interest in a partially-owned retail joint venture, consisting of six retail assets, for gross proceeds of $38.3 million;

•	We completed the development of eight multifamily properties consisting of 1,780 apartment homes;

•	The multifamily portfolio experienced only modest growth during the year ended 2008 compared to the same period in 2007. Continued weakening in the economy and mounting job losses in the U.S., as well as the downturn in the overall U.S. housing market, has resulted in increased supply and led to deterioration in the multifamily market. As a result, for 2008, we have experienced greater pricing pressure, which in turn, has slowed our rental rate growth. Results for the year ended 2008 were driven by growth in Austin and Dallas/Fort Worth, Texas; Raleigh and Charlotte, North Carolina; Richmond, Virginia; and Huntsville and Birmingham, Alabama. During the last half of 2008, we have experienced slower traffic trends and job losses in our markets, which led to declining growth trends that we expect to continue in 2009;

•	Operating revenues and expenses associated with our office and retail assets decreased primarily due to:
•	the office and retail joint venture transactions that were consummated during June 2007; and

•	the outright sale of 16 retail assets during 2007;
•	We repurchased $195.0 million of unsecured senior notes in separate transactions at an average of discount of 9.1% to par value. We recognized an aggregate gain of approximately $16.0 million from these transactions, net of issuance costs;

•	The Trust repurchased 988,750 of its outstanding 8 1/8% Series D Preferred depositary shares for an aggregate purchase price of $24.0 million at a 3% discount to the liquidation preference price. In connection therewith, we repurchased a number of Series D Cumulative Redeemable Preferred Units corresponding to the number of 8 1/8% Series D Cumulative Redeemable Preferred Shares represented by the repurchased Series D preferred depository shares. Net of non-cash issuance costs written off, the impact of these transactions on net income was minimal; and

•	We experienced a $17.3 million reduction in interest expense primarily as a result of property dispositions.
Additionally, our multifamily portfolio physical occupancy for consolidated properties was 94.1%, 96.0% and 95.5% for the years ended December 31, 2008, 2007 and 2006.
Operating Results Summary
     The following operating results summary is provided for reference purposes and is intended to be read in conjunction with the narrative discussion. This information is presented to correspond with the manner in which we analyze our operating results.

	For the Years Ended December 31,			Variance
(amounts in thousands)	2008	2007	2006	2008 v 2007	2007 v 2006
Revenues:
Minimum rent	$276,039	$319,141	$362,297	$(43,102)	$(43,156)
Minimum rent from affiliates	96	1,153	2,547	(1,057)	(1,394)
Percentage rent	416	917	957	(501)	(40)
Tenant recoveries	3,737	11,397	22,438	(7,660)	(11,041)
Other property related revenue	35,404	32,531	29,621	2,873	2,910
Construction revenues	10,137	38,448	30,484	(28,311)	7,964
Other non-property related revenues	18,629	19,352	17,693	(723)	1,659

Total revenue	344,458	422,939	466,037	(78,481)	(43,098)

Expenses:
Property operating expenses	84,929	93,056	99,407	(8,127)	(6,351)
Taxes, licenses and insurance	38,806	44,221	48,230	(5,415)	(4,009)
Construction expenses	9,530	34,546	29,411	(25,016)	5,135
Property management expenses	8,426	12,178	12,535	(3,752)	(357)
General and administrative expenses	23,326	25,650	20,181	(2,324)	5,469
Management fee and other expense	15,316	15,673	12,575	(357)	3,098
Restructuring charges	1,028	3,019	—	(1,991)	3,019
Investment and development	4,358	1,516	1,010	2,842	506
Depreciation & amortization	105,512	120,152	143,549	(14,640)	(23,397)
Impairment and other losses	116,550	44,129	1,600	72,421	42,529

Total operating expenses	407,781	394,140	368,498	13,641	25,642

Income (loss) from operations	(63,323)	28,799	97,539	(92,122)	(68,740)

Other income (expense):
Interest expense and debt cost amortization	(75,153)	(92,475)	(121,441)	17,322	28,966
Gains (losses) on retirement of debt	15,951	(10,363)	(641)	26,314	(9,722)
Interest income	2,776	7,591	7,754	(4,815)	(163)
Income from partially-owned unconsolidated entities	12,516	11,207	34,823	1,309	(23,616)
Gains (losses) from hedging activities	(385)	345	5,535	(730)	(5,190)
Gains from sales of property, net of income taxes	3,799	29,450	66,794	(25,651)	(37,344)
Transaction costs	—	(11,026)	—	11,026	(11,026)
Income taxes and other	1,001	15,743	(189)	(14,742)	15,932

Total other income (expense)	(39,495)	(49,528)	(7,365)	10,033	(42,163)

Income (loss) before minority interest and discontinued operations	(102,818)	(20,729)	90,174	(82,089)	(110,903)
Minority interest of limited partners	15	(1,335)	766	1,350	(2,101)

Income (loss) from continuing operations	(102,803)	(22,064)	90,940	(80,739)	(113,004)
Income from discontinued operations	52,200	98,752	161,924	(46,552)	(63,172)

Net income (loss)	(50,603)	76,688	252,864	(127,291)	(176,176)

Distributions to general partner preferred unitholders	(8,773)	(13,439)	(20,902)	4,666	7,463
Distributions to limited partner preferred unitholders	(7,251)	(7,250)	(7,250)	(1)	—
Preferred unit issuance costs write-off, net of discount	(27)	(360)	(2,128)	333	1,768

Net income (loss) available to common unitholders	$(66,654)	$55,639	$222,584	$(122,293)	$(166,945)

Operating Results — 2008 compared to 2007
Minimum rent
     Minimum rent for the year ended December 31, 2008 was $276.1 million, a decrease of $44.2 million from the comparable prior year period. The decline in minimum rent was attributable to a decrease of approximately $58.0 million due to a reduced number of consolidated office and retail properties in 2008 resulting from the office and retail joint venture transactions that closed during 2007. This decrease was offset by increases in multifamily rental revenues of $14.6 million, of which $7.0 million is due to development projects placed into service, $4.7 million due to new property acquisitions and approximately $1.5 million as a result of increased rental revenues related to condominium projects placed into the rental pool, which were previously for-sale residential development properties.
Tenant recoveries
     Tenant recoveries for the year ended December 31, 2008 was $3.7 million, a decrease of $7.7 million from the comparable prior year period as a result of a decrease in the number of consolidated office and retail properties in 2008 resulting from the office and retail joint venture transactions that closed during 2007.
Other property related revenue
     Other property related revenue for the year ended December 31, 2008 was $35.4 million, an increase of $2.9 million from the comparable prior year period as a result of an increase in multifamily cable revenue of $2.5 million and other ancillary income of $3.2 million. This increase was partially offset by approximately $3.5 million due to a reduced number of consolidated office and retail properties in 2008 resulting from the office and retail joint venture transactions that closed during 2007.
Construction activities
     Revenues and expenses from construction activities for the year ended December 31, 2008 decreased approximately $28.3 million and $25.0 million, respectively, from the comparable prior year period as a result of a decrease in construction activity year over year.
Other non-property related revenues
     Other non-property related revenues, which consist primarily of management fees, development fees, and other miscellaneous fees decreased $0.7 million for the year ended December 31, 2008 as compared to the same period in 2007. Management and development fees increased $1.1 million in 2008 as we began to recognize fees in the third quarter of 2007 following the office and retail joint venture transactions that closed in June 2007. The increase in fees was offset by a $1.5 million reserve related to a note receivable.
Property operating expenses
     Property operating expenses for the year ended December 31, 2008 were $84.9 million, a decrease of $8.1 million from the comparable prior year period. The decline in property operating expenses was attributable to a decrease of approximately $15.0 million as a result of the office and retail joint venture dispositions in 2007, offset by increased multifamily property operating expenses of approximately $5.9 million primarily related to condominium projects placed into the rental pool, development projects placed into service and increases in cable television expenses related to our cable ancillary income program. In addition, operating expenses increased approximately $1.0 million related new property acquisitions.
Taxes, licenses and insurance
     Taxes, licenses and insurance expenses for the year ended December 31, 2008 were $38.8 million, a decrease of $5.4 million from the comparable prior year period. The decline was attributable to a decrease of approximately $6.8 million as a result of the disposition of the office and retail joint venture transactions that closed during 2007, partially offset by increased multifamily property tax expenses of $1.4 million primarily related to condominium projects placed into the rental pool and development projects placed into service.
Property management expenses
     Property management expenses consist of regional supervision and accounting costs related to property operations. These expenses for the year ended December 31, 2008 were $8.4 million, a decrease of $3.8 million from the comparable prior year period. The decrease was primarily due to an overall decrease in management compensation following completion of our 2007 strategic transactions.

General and administrative expenses
     General and administrative expenses for the year ended December 31, 2008 were $23.3 million, a decrease of $2.3 million from the comparable prior year period. The decrease was primarily due to a $1.4 million charge associated with the termination of our pension plan recorded during 2007 and a reduction in salary expenses as a result of our 2007 strategic transactions.
Management fee and other expenses
     Management fee and other expenses consist of property management and other services provided to third parties. These expenses for the year ended December 31, 2008 were $15.3 million, a decrease of $0.4 million from the comparable prior year period. This decrease is related to a reduction in salary expense and commissions in 2008 offset with an increase in legal fees associated with various contingencies discussed in Note 20 to our Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.
Restructuring charges
     The restructuring charges for the year ended December 31, 2008 were $1.0 million associated with our plan to downsize construction and development personnel in light of the then-current market conditions and our decision to delay future development projects, which we communicated in October 2008. The restructuring charges recorded in the year ended December 31, 2007 were comprised of termination benefits and severance costs recorded in the second and fourth quarters of 2007 associated with our strategic initiative to become a multifamily focused REIT. See Note 4 to our Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional details.
Investment and development
     Investment and development expense for the year ended December 31, 2008 was $4.4 million, an increase of $2.8 million from the comparable prior year period. The increase in 2008 was the result of the decision in the fourth quarter 2008 to abandon pursuit of certain future development opportunities which resulted in the write-off of previously capitalized expenses.
     We incur costs prior to land acquisition including contract deposits, as well as legal, engineering and other external professional fees related to evaluating the feasibility of such developments. If we determine that it is probable that we will not develop a particular project, any related pre-development costs previously incurred are immediately expensed. Abandoned pursuits are volatile and, therefore, vary between periods.
Depreciation and amortization
     Depreciation and amortization expense for the year ended December 31, 2008 was $105.5 million, a decrease of $14.6 million from the comparable prior year period. This decrease is primarily related to the office and retail joint venture transactions that closed in June 2007.
Impairment and other losses
     Impairment charges and other losses for the year ended December 31, 2008 were $116.5 million, of which $114.9 million is due to our efforts to improve our liquidity and deleverage the balance sheet. To help accomplish these efforts, the Board of Trustees of the Trust made the decision to accelerate our plans to dispose of our for-sale residential assets and land held for future sale and for-sale residential and mixed-use developments. Included in the impairment charge is $59.4 million associated with certain of our completed for-sale residential properties and condominium conversions, $36.2 million is related to land held for future sale and for-sale residential mixed-use developments, and $19.3 million related to a retail development. The remaining amount, $1.6 million, was the result of casualty losses due to fire damage at four apartment communities.
Interest expense and debt cost amortization
     Interest expense and debt cost amortization for the year ended December 31, 2008 was $75.2 million, a decrease of $17.3 million from the comparable prior year period. The decrease is primarily a result of the pay down of debt associated with proceeds received from the joint venture transactions in June 2007 and the outright multifamily and retail asset sales in 2007 and 2008.

Gain (losses) on retirement of debt
     Gains (losses) on retirement of debt for the year ended December 31, 2008 was a gain of $16.0 million, compared to a loss of $10.4 million for the comparable prior year period. In 2008, we recognized gains of approximately $16.0 million on the repurchase of $195.0 million of outstanding unsecured senior notes. In 2007, we recognized losses of $29.2 million in prepayment penalties associated with the repayment of $409.0 million of collateralized mortgage loans, which were partially offset by the write-off of $16.7 million of mark-to-market debt intangibles during 2007.
Interest income
     Interest income for the year ended December 31, 2008 was $2.8 million, a decrease of $4.8 million from the comparable prior year period. This decrease is attributable to interest income earned on mezzanine loans outstanding in 2007 and additional cash generated by our 2007 strategic transactions.
Income from partially-owned unconsolidated entities
     Income from unconsolidated entities for the year ended December 31, 2008 was $12.5 million, an increase of $1.3 million, due primarily to an increase in gains on the sale of our joint venture ownership interest year over year. We recognized an aggregate gain of $18.2 million from the sale of our interest in the GPT/Colonial Retail Joint Venture and the sale of a portion of our interest in the Huntsville TIC joint venture during 2008 compared to a gain of $17.5 million from the sale of our interest in Colonial Grand at Bayshore, Las Olas Centre (a DRA/CRT JV property) and Colonial Village at Hendersonville during the year ended 2007. The remaining increase is attributable to the gains recognized from the sale of our interest in seven multifamily apartment communities and one office asset during 2008.
Gains (losses) from hedging activities
     Losses on hedging activities for the year ended December 31, 2008 was $0.4 million, compared to a gain of $0.3 million for the comparable prior year period. In 2008, we recognized a loss on hedging activities as a result of a reclassification of amounts in Accumulated Other Comprehensive Income in connection with our conclusion that it is probable that we will not make interest payments associated with previously hedged debt.
Gains from sales of property
     Gains from sales of property for the year ended December 31, 2008 was $3.8 million, a decrease of $25.7 million from the comparable prior year period due to fewer asset sales in 2008. During 2008, we sold six multifamily apartment communities and one office asset. During 2007, we sold 12 multifamily apartment communities, 15 retail assets (11 of which were sold for no gain) and our 90% interest in Village on the Parkway. In addition, we sold our interest in three retail development properties including the sale of 85% of Colonial Pinnacle Craft Farms I and the sale of 95% of each of Colonial Promenade Alabaster II and Colonial Pinnacle Tutwiler II during 2007.
Transaction costs
     Transaction costs were $11.0 million for the year ended December 31, 2007, as a result of the office and retail joint venture transactions that occurred during June 2007.
Income taxes and other
     Income taxes and other income for the year ended December 31, 2008 was $1.0 million, a decrease of $14.7 million from the comparable prior year period. The decrease was the result of a $16.5 million income tax benefit associated with the $43.3 million non-cash impairment charge related to our for-sale residential business recorded during 2007.
Income from discontinued operations
     Income from discontinued operations for the year ended December 31, 2008 was $52.2 million, a decrease of $46.6 million from the comparable prior year period. At December 31, 2008 we had classified two retail assets consisting of approximately 0.3 million square feet (excluding anchor owned square footage) as held for sale. The operating property sales that occurred in the twelve months ended December 31, 2008 and 2007, which resulted in gains on disposal of $46.1 million (net of income taxes of $40,000) and $91.2 million (net of income taxes of $1.8 million), respectively, are classified as discontinued operations (see Note 6 to our Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K).

Gains on dispositions in 2008 include the sale of six multifamily apartment communities and one office asset. Gains on dispositions in 2007 include the sale of twelve multifamily apartment communities and 16 retail assets. Income from discontinued operations also includes $2.0 million of impairment charges recorded during 2008.
Distributions to general partner preferred unitholders
     Distributions to general partner preferred unitholders decreased approximately $4.7 million for the year ended December 31, 2008, as compared to the same period in 2007. This decrease is a result of the repurchase by the Trust of 988,750 Series D Preferred Shares of Beneficial Interest during 2008 (which resulted in the repurchase by us of a number of Series D Preferred Units corresponding to the number of Series D preferred shares of the Trust represented by such repurchased Series D Depositary Shares) and the redemption of the Series C Preferred Shares of Beneficial Interest and the Series E Cumulative Redeemable Preferred Shares of Beneficial Interest during 2007 (which resulted in the repurchase by us of all outstanding Series C Preferred Units and Series E Preferred Units, all of which were held by the Trust as general partner of CRLP).
Operating Results — 2007 compared to 2006
Minimum rent
     Minimum rent for the year ended December 31, 2007 was $320.3 million, a decrease of $44.6 million from the comparable prior year period. This decrease is a result of the office and retail joint venture transactions that took place in June 2007 and is partially offset by $27.4 million of minimum rent from new multifamily apartment community acquisitions and $3.6 million from new developments placed into service.
Tenant recoveries
     Tenant recoveries for the year ended December 31, 2007 was $11.4 million, a decrease of $11.0 million from the comparable prior year period as a result from the net disposition activity since December 31, 2006, including, in particular, the dispositions resulting from the office and retail joint venture transactions and retail sales in June 2007 and July 2007, respectively.
Other property related revenue
     Other property related revenue for the year ended December 31, 2007 was $32.5 million, an increase of $2.9 million from the comparable prior year period. This increase is primarily a result of revenue from new multifamily acquisitions.
Construction activities
     Revenues from construction activities for the year ended December 31, 2007 were $38.5 million, an increase of $8.0 million from the comparable prior year period. Expenses from construction activities for the year ended December 31, 2007 were $34.5 million, an increase of $5.1 million from the comparable prior year period. We provided construction services to Colonial Grand at Traditions, a wholly-owned development project during 2007, and to Colonial Grand at Canyon Creek, in which we own a 25% interest, during 2006 and 2007. All revenues and expenses associated with our percent interest are eliminated in consolidation.
Other non-property related revenues
     Other non-property related revenues increased $1.7 million for the year ended December 31, 2007, as compared to the same period in 2006. This increase is a result of the management fees that we began receiving as a result of the office and retail joint venture transactions that closed in June 2007, as well as an increase in construction and development fees. These increases were partially offset by lost management fee revenues from the DRA Southwest Partnership, in which we sold our interest in December 2006, and from the GPT/Colonial Retail Joint Venture, for which we ceased providing management services as of June 2007.
Property operating expenses
     Property operating expenses for the year ended December 31, 2007 were $93.1 million, a decrease of $6.4 million from the comparable prior year period. This decrease resulted from the net disposition activity since December 31, 2006, including, in particular, the dispositions resulting from the office and retail joint venture transactions and retail sales in June 2007 and July 2007, respectively.

Taxes, licenses and insurance
     Taxes, licenses and insurance expenses for the year ended December 31, 2007 were $44.2 million, a decrease of $4.0 million from the comparable prior year period. This decrease resulted from the net disposition activity since December 31, 2006, including, in particular, the dispositions resulting from our 2007 strategic transactions.
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
General and administrative expenses
     General and administrative expenses for the year ended December 31, 2007 were $25.7 million, an increase of $5.5 million from the comparable prior year period primarily as a result of expenses incurred in connection with the termination of our pension plan, totaling $2.3 million (including a one-time pension bonus of $1.4 million), an increase in corporate office rental fees of $1.0 million, an increase in insurance costs of $1.1 million and an increase in salaries and incentives of $1.0 million. The remaining increase is attributable to costs incurred as a result of unsuccessful ventures.
Management fee and other expenses
     Management fee and other expenses consist of property management and other services provided to third parties, including properties held in unconsolidated joint ventures in which we are a member. These expenses increased $3.1 million for the year ended December 31, 2007 as compared to the same period in 2006 primarily due to an increase in broker commissions paid on leasing and dispositions in 2007, the reallocation of management salaries from property management expenses, and an increase in recruiting and other general corporate expenditures resulting from our office and retail joint venture transactions that closed in June 2007.
Restructuring charges
     The restructuring charges recorded in the year ended December 31, 2007 were comprised of termination benefits and severance costs recorded in the second and fourth quarters of 2007 associated with our strategic initiative to become a multifamily focused REIT (See Note 4 to our Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K).
Investment and development
     Investment and development expense for the year ended December 31, 2007 was $1.5 million, an increase of $0.5 million from the comparable prior year period. We incur costs prior to land acquisition including contract deposits, as well as legal, engineering and other external professional fees related to evaluating the feasibility of such developments. If we determine that it is not probable that we will develop a particular project, any related pre-development costs previously incurred are immediately expensed. Abandoned pursuits are volatile and, therefore, vary between periods.
Depreciation and amortization expenses
     Depreciation and amortization expense for the year ended December 31, 2007 was $120.2 million, a decrease of $23.4 million from the comparable prior year period. This decrease resulted from the net disposition activity since December 31, 2006, including, in particular, the dispositions resulting from our 2007 strategic transactions.
Impairment and other losses
     For 2007, we recorded non-cash impairment charges totaling $44.1 million. Of this charge, $43.3 million was recorded on our for-sale residential assets, as a result of the deterioration in the single family housing market, primarily in Gulf Shores, Alabama and Charlotte, North Carolina, and the turmoil in the mortgage markets. We recorded an income tax benefit of $16.5 million related to this charge. In addition, we recorded an impairment charge of $0.8 million during 2007, as a result of fire damage at two separate multifamily apartment communities. The fires resulted in the loss of a total of 20 units at the two properties.

Interest expense and debt cost amortization
     Interest expense and debt cost amortization for the year ended December 31, 2007 was $92.5 million, a decrease of $29.0 million from the comparable prior year period, the decrease in interest expense is a result of the pay-down of $409.0 million of collateralized mortgages associated with 37 multifamily properties with a portion of the proceeds received from the June 2007 joint venture transactions.
Gains (losses) on retirement of debt
     Gains (losses) on retirement of debt increased approximately $9.7 million during the year ended December 31, 2007 as compared to the same period in 2006. During the second quarter 2007, with proceeds from the office and retail joint venture transactions, we repaid $409.0 million of collateralized mortgages associated with 37 multifamily properties. These repayments resulted in a loss on retirement of debt during year ended December 31, 2007, comprised of approximately $29.2 million in prepayment penalties partially offset by the write-off of approximately $16.7 million of mark-to-market debt intangibles.
Income from partially-owned unconsolidated entities
     Income from unconsolidated entities decreased $23.6 million for the year ended December 31, 2007 due primarily to the gain on the sale of our interest in 15 multifamily apartment communities which were part of the DRA Southwest Joint Venture recognized in December 2006. This decrease was partially offset by gains recognized during 2007 of $9.2 million from the sale of our 25% interest in Colonial Grand at Bayshore in March 2007, $6.6 million gain from the sale of our 15% interest in Las Olas Centre in July 2007 and $1.7 million from the sale of our 25% interest in Colonial Village at Hendersonville in September 2007.
Gains (losses) from hedging activities
     Gains on hedging activities decreased $5.2 million during the year ended December 31, 2007 as compared to the same period in 2006. This decrease resulted from the settlement of $200 million forward starting swap during the first quarter of 2006 and settling a $175 million forward starting interest rate swap during the fourth quarter of 2006. Combined, we received a payment of $5.6 million in connection with these settlements in 2006.
Gains from sales of property
     Gains from sales of property for the year ended December 31, 2007 were $29.5 million, compared to $66.8 million in the prior year, due to fewer asset sales in 2007 compared to 2006. Dispositions in 2006 include 16 wholly-owned multifamily apartment communities, seven wholly-owned office assets and six wholly-owned retail assets.
Income taxes and other
     During 2007, we recorded an income tax benefit of $15.8 million primarily as a result of the income tax benefit associated with the $43.3 million non-cash impairment charge related to our for-sale residential business. This income tax benefit was partially offset by income tax expense associated with gains on sales of retail developments.
Income from discontinued operations
     Income from discontinued operations decreased $63.2 million for year ended December 31, 2007 as compared to the same period in 2006. At December 31, 2007, we had classified sixteen multifamily apartment communities containing approximately 4,284 units and one office asset consisting of approximately 37,000 square feet as held for sale. The operating property sales that occurred in the years ended December 31, 2007 and 2006, which resulted in gains on disposal of $91.2 million (net of income taxes of $1.8million) and $134.6 million (net of income taxes of $8.6 million), respectively, are classified as discontinued operations (see Note 6 to our Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K). Gains on dispositions in 2007 include the sale of 12 multifamily apartment communities and 16 retail assets. Gains on dispositions in 2006 include the sale of 16 multifamily apartment communities, one office asset and one retail asset.

Distributions to general partner preferred unitholders
     Distributions to general partner preferred unitholders decreased $7.5 million for the year ended December 31, 2007, as compared to the same period in 2006 as a result of the redemption of the Series C Preferred Shares of Beneficial Interest on June 30, 2006 and the partial repurchase during 2006 and redemption in 2007 of the Series E Cumulative Redeemable Preferred Shares of Beneficial Interest during 2006 and 2007 (which resulted in the repurchase by us of all outstanding Series C Preferred Units and Series E Preferred Units, all of which were held by the Trust as general partner of CRLP). In connection with the Series E Preferred Shares redemption in 2007, we wrote off $0.3 million of associated issuance costs.
For-Sale and Development Activity
     For-Sale Real Estate and Land Held for Development Valuation
     To help implement our plans to strengthen our balance sheet and deleverage the company, in January 2009, the Board of Trustees of the Trust decided to accelerate plans to dispose of our for-sale residential assets including condominium conversions and land held for future sale and for-sale residential and mixed-use developments. As discussed above in Item 1-“Impairment,” we recorded a non-cash impairment charge of $116.9 million in the fourth quarter of 2008 as a result of the decision in January 2009. The impairment charge was calculated as the difference between the estimated fair value of each property and our current book value and the estimated costs to complete. We also incurred $4.4 million of abandoned pursuit costs and $1.0 million of restructuring charges related to a reduction in our development staff and other overhead personnel.
     We calculate the fair values of each for-sale residential and land held for development project evaluated for impairment under SFAS No. 144 based on current market conditions and assumptions made by management, which may differ materially from actual results if market conditions continue to deteriorate or improve. Specific facts and circumstances of each project are evaluated, including local market conditions, traffic, sales velocity, relative pricing, and cost structure.
     With respect to our Colonial Promenade Nord du Lac retail development, we are reviewing various alternatives for this development, and have reclassified the amount spent to date from an active development to a future development. The estimated fair value of this asset was calculated based upon our intent to sell this property upon stabilization, current assumptions regarding rental rates, costs to complete, lease-up, holding period and the estimated sales price.
     We will continue to monitor the specific facts and circumstances at our for-sale properties and development projects. If market conditions do not improve or if there is further market deterioration, it may impact the number of projects we can sell, the timing of the sales and/or the prices at which we can sell them in future periods. If we are unable to sell projects, we may incur additional impairment charges on projects previously impaired as well as on projects not currently impaired but for which indicators of impairment may exist, which would decrease the value of our assets as reflected on our balance sheet and adversely affect net income and partners’ equity. There can be no assurances of the amount or pace of future for-sale residential sales and closings, particularly given current market conditions.
     Other Development Activities
     As noted above, we have postponed future development activities (including previously identified future development projects). We do not plan to start new developments until we determine that the current economic environment has sufficiently improved. As a result of the decision to postpone future development activities (including previously identified future development projects), we incurred $4.4 million of abandoned pursuit costs. We also incurred $1.0 million of restructuring charges related to a reduction in our development staff and other overhead personnel, resulting in expected annual savings in 2009 of approximately $3.9 million. We expect to invest approximately $30.0 million to $40.0 million to complete projects currently under construction.
Liquidity and Capital Resources
     The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows contained in Item 8 of this Form 10-K.
     Operating Activities
     Net cash provided by operating activities for the year ended December 31, 2008 increased to $118.1 million from $98.8 million for the comparable prior year period due to the improved operating performance of our fully stabilized communities, the recently introduced bulk cable program and favorable changes in the working capital components (decreases in prepaid expenses and other assets with increases in accounts payable), offset by prepayment penalties of $29.2 million paid in 2007. In 2009, we expect cash flows from operating activities to be consistent with or slightly less than 2008 primarily driven by the challenging economic environment and a projected decrease in our core multifamily operations, which should be somewhat offset by reduced overhead expenses.
     Investing Activities
     Net cash used in investing activities for the year ended December 31, 2008 was $167.5 million compared to net cash provided of $162.9 million for the comparable prior year period. This decreased is primarily due to less disposition activity during 2008 as compared to 2007, a decrease in distributions from partially owned entities in 2008 and less funds received from the repayments of notes receivable during 2008. In 2009, we expect cash used in investing activities to substantially decrease as we have decided to accelerate our plan to dispose of our for-sale residential assets including condominium conversions and land held for future sale and for-sale residential and mixed-use developments, and as a result of reduced expenditures attributable to our development pipeline due to our decision to postpone future development activities (including previously indentified future development projects). In addition, during February 2009, we disposed of Colonial Promenade at Fultondale. The proceeds from this sale were used to reduce the amount outstanding on our unsecured credit facility.
     Financing Activities
     Net cash used in financing activities for the year ended December 31, 2008 decreased to $34.3 million from $256.6 million for the comparable prior year period. The decrease was primarily due to the payment of a special distribution following completion of the office and retail joint venture transactions in June 2007 and $104.8 million (excluding the write-off of issuance costs) for the redemption of Series E preferred depositary shares during 2007 (and the corresponding repurchase by us of Series E Preferred Units). The remaining change is attributable to the net change in the revolving credit facility balance, the repurchase of $195.0 million of unsecured senior notes and the issuance of $71.3 million of secured mortgages during 2008, which was offset by $23.8 million of cash used to repurchase the Trust’s 8 1/8% Series D preferred depositary shares (and a number of Series D Preferred Units corresponding to the number of 8 1/8% Series D Cumulative Redeemable Preferred Shares represented by such repurchased Series D preferred depository shares) in privately negotiated transactions during the year ended December 31, 2008. In 2009, we believe that our business strategy, the availability of borrowings under our credit facilities, limited debt maturities in 2009, the number of unencumbered properties in our multifamily portfolio and the additional financing through Fannie Mae expected to be obtained in the first quarter of 2009 has us positioned to work through this challenging economic environment. This liquidity, along with our projected asset sales is expected to allow us to execute our plan in the short-term, without the dependency on the capital markets.
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
     The majority of our revenue is derived from residents and tenants under existing leases, primarily at our multifamily properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our tenants and residents, and the ability of these tenants and residents to make their rental payments. The weakening economy and mounting job losses in the U.S., and the slowdown in the overall U.S. housing market, which has resulted in increased supply and deterioration in the multifamily market generally, could adversely affect the our ability to lease our multifamily properties as well as the rents we are able to charge and thereby adversely affect our revenues.
     We believe that cash generated from operations and dispositions of assets and borrowings under our unsecured credit facility will be sufficient to meet our short-term liquidity requirements in 2009. However, factors described below and elsewhere herein may have a material adverse effect on our future cash flow. We will continue to review liquidity sufficiency, as well as events that could affect our credit ratings and our ability to access the capital markets and our credit facilities. While we have no immediate need to access the capital or credit markets at this time, the volatility and liquidity disruptions in the capital and credit markets may make it more difficult or costly for us to raise capital through the Trust’s issuance of common shares or preferred shares or our issuance of subordinated notes or through private financings and may create additional risks in the upcoming months and possibly years. A prolonged downturn in the financial markets may cause us to seek alternative sources of financing potentially less attractive than our current financing, and may require us to further adjust our business plan accordingly.

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
      Long-Term Liquidity Needs
     Our long-term liquidity requirements consist primarily of funds necessary to pay the principal amount of our long-term debt as it matures, significant non-recurring capital expenditures that need to be made periodically at our properties, development projects that we undertake and costs associated with acquisitions of properties that we pursue. Historically, we have satisfied these requirements principally through the most advantageous source of capital at that time, which has included the incurrence of new debt through borrowings (through public offerings of unsecured debt and private incurrence of collateralized and unsecured debt), sales of common and preferred shares by the Trust (subject to the Trust’s ability to access the capital markets), capital raised through the disposition of assets and joint venture capital transactions. While the current market conditions for public offerings of unsecured debt and equity are unfavorable, we believe these sources of capital will continue to be available in the future to fund our long-term capital needs. Given our availability of our credit facilities, limited debt maturities in 2009, the number of unencumbered properties in our multifamily portfolio and the additional financing through Fannie Mae expected to be obtained in the first quarter of 2009, we expect to be able to meet our short-term needs without accessing the public capital markets in 2009. However, factors described below and elsewhere herein may have a material adverse effect on our continued access to these capital sources.
     Our ability to incur additional debt is dependent upon a number of factors, including our credit ratings, the value of our unencumbered assets, our degree of leverage and borrowing restrictions imposed by our current lenders. As discussed further below in Item 7 — “Credit Ratings,” we currently have investment grade ratings for prospective unsecured debt offerings from three major rating agencies. If we experienced a credit downgrade, we may be limited in our access to capital in the unsecured debt market, which we have historically utilized to fund investment activities, and the interest rate we are paying under our existing credit facility would increase.
     The Trust’s ability to raise funds through sales of common shares and preferred shares is dependent on, among other things, general market conditions for REITs, market perceptions about the Trust and the current trading price of the Trust’s shares. The current financial and economic crisis and significant deterioration in the stock and credit markets have resulted in significant price volatility, which have caused market prices of many stocks, including the price of the Trust’s common shares, to fluctuate substantially and have adversely affected the market value of the Trust’s common shares. With respect to both debt and equity, a prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of the Trust’s common or preferred shares or our subordinated notes or through private financings. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity and credit markets may not be consistently available on terms that are attractive.
     Over the last few years, we have maintained our asset recycling program, which helps us to maximize our investment returns through the sale of assets that have reached their investment potential and reinvest the proceeds into opportunities with more growth potential. During 2008, we sold six wholly-owned multifamily apartment communities consisting of 1,746 units. We also sold our 10%-15% ownership interests in seven multifamily apartment communities consisting of 1,751 units. In addition to the sale of these multifamily apartment communities, during 2008, we sold one office asset consisting of 37,000 square feet, our 15% interest in another office asset consisting of 156,000 square feet and our 10% ownership interest in the GPT/Colonial Retail Joint Venture representing approximately 3.9 million square feet (including anchor-owned square footage). Sales proceeds of approximately $202.2 million, including our pro-rata share of disposition proceeds for our interests in partially-owned properties, were used to repay a portion of the borrowings under our unsecured line of credit, to repay mortgages associated with the properties, to fund general corporate purposes and to fund other investment opportunities. In addition, as a result of the re-evaluation of our operating strategy as it relates to its for-sale residential properties and condominium conversions, land held for future sale and for-sale residential and mixed-use developments and retail development activities, we have decided to accelerate our plans to dispose of our for-sale residential assets including condominium conversions and land held for future sale and for-sale residential and mixed-use developments. Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. Our ability to sell properties in the future to raise cash is expected to be limited based on current market conditions. For example, we may not be able to sell a property or properties as quickly as we have in the past or on terms as favorable as we have previously received. Moreover, for-sale residential properties under development or acquired for development usually generate little or no cash flow until completion of development and sale of a significant number of homes or condominium units and may experience operating deficits after the date of completion and until such homes or condominium units are sold.
     At December 31, 2008, our total outstanding debt balance was $1.8 billion. The outstanding balance includes fixed-rate debt of $1.4 billion, or 81.5% of the total debt balance, and floating-rate debt of $325.3 million, or 18.5% of the total debt balance. Our total market capitalization as of December 31, 2008 was $2.4 billion and our ratio of total outstanding indebtedness to market capitalization was 72.2%. As further discussed below, at December 31, 2008, we had an unsecured revolving credit facility providing for total borrowings of up to $675.0 million and a cash management line providing for borrowings up to $35.0 million.
      Distributions
     The regular distribution on our common units of partnership interest was $0.50 per unit per quarter for the first three quarters of 2008 and $0.25 per unit for the fourth quarter of 2008, or $1.75 per unit during 2008. The reduced distribution will allow us to retain more capital, thereby improving our balance sheet. We also pay regular quarterly distributions on our preferred units. The maintenance of these distributions is subject to various factors, including the discretion of the Board of Trustees of the Trust (acting in its capacity as our general partner), the requirements under our partnership agreement, our ability to pay distributions under Delaware law, the availability of cash to make the necessary distribution payments and the effect on the Trust of REIT distribution requirements, which require at least 90% of the Trust’s taxable income to be distributed to its shareholders.
     Moreover, in light of recent Internal Revenue procedure changes, the Board of Trustees of the Trust is currently considering paying future distributions to its shareholders, beginning in May 2009, in a combination of common shares and cash. No decisions have been made at this time as to the manner in which distributions will be paid to unitholders in the event Trust shareholders receive distributions in cash and stock, as described above. This dividend and the alternative dividend structure are intended to allow us to retain additional capital, thereby strengthening our balance sheet. However, the Board of Trustees of the Trust reserves the right to pay any future distribution entirely in cash. The Board of Trustees of the Trust reviews the dividend quarterly, and there can be no assurance as to the manner in which future dividends will be paid or that the current dividend level will be maintained in future periods.
      Collateralized Credit Facility
     During the first quarter of 2009, we expect to lock an all-in interest rate of 6.04% on a 10-year, $350 million credit facility to be originated by PNC ARCS LLC and repurchased by Fannie Mae (NYSE:FNM). In connection with this rate lock, we posted a deposit equal to 2% of the loan amount (subject to forfeiture in certain circumstances if we do not complete the financing transaction). This credit facility will be collateralized by 19 multifamily properties. The proceeds from this credit facility are expected to be used to pay down outstanding borrowings on our unsecured line of credit, provide liquidity that can be used toward completion of the remaining ongoing developments and provide additional funding for our unsecured bond repurchase program.
     In addition to the Fannie Mae facility, we are continuing negotiations with Fannie Mae or Freddie Mac (NYSE: FRE) to provide additional financing of up to $150 million with respect to certain of our existing other multifamily properties. Proceeds received from additional financing transactions would be used to provide additional liquidity for our unsecured bond repurchase program and to provide liquidity for our debt maturities through 2010. However, no assurance can be given that we will be able to consummate any of these additional financing arrangements.
      Unsecured Revolving Credit Facility
     During January 2008, we, together with the Trust, added $175 million of additional borrowing capacity through the accordion feature of our unsecured revolving credit facility (the “Credit Facility”) with Wachovia Bank, National Association, a subsidiary of Wells Fargo & Company (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association (“Wells Fargo”), Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. As of December 31, 2008, we, with the Trust as guarantor, have a $675.0 million Credit Facility. The amended Credit Facility has a maturity date of June 21, 2012.
     Base rate loans and revolving loans are available under the Credit Facility. The Credit Facility also includes a competitive bid feature that allows us to convert up to $337.5 million under the Credit Facility to a fixed rate and for a fixed term not to exceed 90 days. Generally, base rate loans bear interest at Wachovia’s designated base rate, plus a base rate margin ranging up to 0.25% based on our unsecured debt ratings from time to time. Revolving loans bear interest at LIBOR plus a margin ranging from 0.325% to 1.05% based on our unsecured debt ratings. Competitive bid loans bear interest at LIBOR plus a margin, as specified by the participating lenders. Based on our current unsecured debt rating, the revolving loans currently bear interest at a rate of LIBOR plus 75 basis points.
     Included in the Credit Facility, we have a $35.0 million cash management line provided by Wachovia that will expire on June 15, 2012. The cash management line had an outstanding balance of $14.6 million as of December 31, 2008.
     The Credit Facility and cash management line, which is primarily used to finance property acquisitions and developments, had an outstanding balance at December 31, 2008 of $311.6 million. The interest rate of the Credit Facility was 2.04% and 5.47% at December 31, 2008 and 2007, respectively.
     The Credit Facility contains various restrictions, representations, covenants and events of default that could preclude future borrowings (including future issuances of letters of credit) or trigger early repayment obligations, including, but not limited to the following: nonpayment; violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; failure to satisfy certain financial ratios; a material adverse change in the consolidated financial condition, results of operations, our business or prospects; and generally not paying our debts as they become due. At December 31, 2008, we were in compliance with these covenants. Specific financial ratios with which we must comply pursuant to the Credit Facility consist of the Fixed Charge Coverage Ratio as well as the Debt to Total Asset Value Ratio. Both of these ratios are measured quarterly. The Fixed Charge ratio generally requires that our earnings before interest, taxes, depreciation and amortization be at least equal to 1.5 times our Fixed Charges. Fixed Charges generally include interest payments (including capitalized interest) and preferred dividends. The Debt to Total Asset Value ratio generally requires our debt to be less than 60% of its total asset value. We do not anticipate any events of noncompliance with either of these ratios in 2009. The ongoing recession and continued uncertainty in the stock and credit markets may negatively impact our ability to generate earnings sufficient to maintain compliance with these ratios and other debt covenants.
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
      Mortgage Financing
     During March 2008, we refinanced mortgages associated with two of our multifamily apartment communities, Colonial Grand at Trinity Commons, a 462-unit apartment community located in Raleigh, North Carolina, and Colonial Grand at Wilmington, a 390-unit apartment community located in Wilmington, North Carolina. We financed an aggregate of $57.6 million, at a weighted average interest rate of 5.4%. The loan proceeds were used to repay the mortgages of $29.0 million and the balance was used to pay down our unsecured line of credit.
     During September 2008, we refinanced a mortgage associated with Colonial Village at Timber Crest, a 282-unit apartment community located in Charlotte, North Carolina. Loan proceeds were $13.7 million, with a floating rate of LIBOR plus 292 basis points, which was 3.4% at December 31, 2008. The proceeds, along with additional borrowings of $0.6 million from our Credit Facility, were used to repay the $14.3 million outstanding mortgage.
      Equity Repurchases
     In January 2008, the Board of Trustees of the Trust authorized the repurchase of up to $25.0 million of the Trust’s 8 1/8% Series D preferred depositary shares in a limited number of separate, privately negotiated transactions. Each Series D preferred depositary share represents 1/10 of a share of the Trust’s 8 1/8% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share. In connection with the repurchase of the Series D Preferred Shares, the Board of Trustees of the Trust, as general partner of CRLP, also authorized the repurchase of a number of Series D Cumulative Redeemable Preferred Units corresponding to the number of Series D preferred shares of the Trust represented by such repurchased Series D Depositary Shares. During 2008, the Trust repurchased 988,750 shares of its outstanding 8 1/8% Series D preferred depositary shares in privately negotiated transactions for an aggregate purchase price of $24.0 million, at an average price of $24.17 per depositary share (and we repurchased a number of Series D Preferred Units corresponding to the number of Series D preferred shares of the Trust represented by such repurchased Series D Depositary Shares). The Trust received a discount to the liquidation preference price of $25.00 per depositary share, of approximately $0.8 million on the repurchase and wrote off approximately $0.9 million of issuance costs.
     On October 29, 2008, the Board of Trustees of the Trust authorized a repurchase program which allows the Trust to repurchase up to an additional $25.0 million of its outstanding 8 1/8% Series D preferred depositary shares over a 12 month period and requires CRLP to repurchase a number of Series D Preferred Units corresponding to the number of Series D preferred shares of the Trust represented by any such repurchased Series D Depositary Shares. The Series D preferred depositary may be repurchased from time to time in open market purchases or privately negotiated transactions, subject to applicable legal requirements, market conditions and other factors. The repurchase program does not obligate the Trust to repurchase any specific amounts of preferred shares, and repurchases pursuant to the program may be suspended or resumed at any time without further notice or announcement. The Trust will continue to monitor the equity markets and repurchase preferred shares if the repurchases meet the Trust’s required criteria, as funds are available. If the Trust were to repurchase outstanding Series D depositary shares, the Trust would expect to record additional non-cash charges related to the write-off of Series D preferred issuance costs.
      Unsecured Senior Note Repurchases
     In January 2008, the Board of Trustees of the Trust authorized us to repurchase up to $50.0 million of our outstanding unsecured senior notes. On April 2008, the Board of Trustees of the Trust authorized a senior note repurchase program to allow us to repurchase up to an additional $200.0 million of our outstanding unsecured senior notes from time to time through December 31, 2009. In December 2008, the Board of Trustees of the Trust expanded the April 2008 program by an additional $300.0 million for a total repurchase authorization under the April 2008 repurchase program of $500.0 million. The senior notes may be repurchased from time to time in open market transactions or privately negotiated transactions, subject to applicable legal requirements, market conditions and other factors. The repurchase program does not obligate us to repurchase any specific amounts of senior notes, and repurchases pursuant to the program may be suspended or resumed at any time without further notice or announcement.
     During 2008, we repurchased $195.0 million of our outstanding unsecured senior notes in separate transactions at an average 9.1% discount to par value, which represents an 8.5% yield to maturity. As a result of the repurchases, we recognized an aggregate gain of $16.0 million, which is included in “Gains (losses) on retirement of debt” on our Consolidated Statements of Operations and Comprehensive Income (Loss). We will continue to monitor the debt markets and repurchase certain senior notes that meet our required criteria, as funds are available.
      Other Financing Transactions
     During July 2007, we repaid our outstanding $175 million 7.0% unsecured senior notes due July 2007 from proceeds received from asset sales.
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
     During June 2007, we repaid $409.0 million of collateralized mortgages associated with 37 multifamily communities with proceeds from the joint venture transactions (see Note 2 and Note 10 to our Notes to Consolidated Financial Statements included in Item 8 on this Form 10-K). In conjunction with the repayment, we incurred $29.2 million of prepayment penalties. These penalties were offset by $16.7 million of write-offs related to the mark-to-market intangibles on the associated mortgage debt repaid. The weighted average interest rate of the mortgages repaid was 7.0%.
      Investing Activities
     During 2008, we acquired the remaining 75% interest in one multifamily apartment community containing 270 units for an aggregate cost of $18.4 million, which consisted of the assumption of $14.7 million of existing mortgage debt ($3.7 million of which was previously unconsolidated as a 25% partner) and $7.4 million of cash. We completed the development of seven wholly-owned multifamily apartment communities and one partially-owned multifamily apartment community for $188.0 million, which represents our cost for the seven wholly-owned developments and our portion of the cost for the partially-owned development. Also, we completed the development of five commercial assets, consisting of two wholly-owned office assets, totaling 0.3 million square feet, and two wholly-owned retail assets and one partially-owned retail asset, totaling 0.5 million square feet, excluding anchor-owned square feet, for an aggregate cost of $139.8 million. In addition, we completed the development of three for-sale residential assets and one residential lot development, containing 150 units and 59 lots, respectively, for an aggregate cost of $85.1 million.
     We regularly incur significant expenditures in connection with the re-leasing of our office and retail space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly, depending on the particular market and the negotiations with tenants. We also incur expenditures for certain recurring capital expenses. During 2008, we incurred approximately $3.0 million related to tenant improvements and leasing commissions, and approximately $24.6 million of recurring capital expenditures. We expect to pay for future re-leasing and recurring capital expenditures out of cash from operations.
Credit Ratings
     Our current credit ratings are as follows:

Rating Agency	Rating	Last update

Fitch	BBB- (1)	April 1, 2008
Moody’s	Baa3 (2)	November 17, 2008
Standard & Poor’s	BBB- (2)	February 5, 2009

(1)	Ratings outlook is “stable”.

(2)	Ratings outlook is “negative”.
     In February 2009, Standard & Poor’s placed our ratings, including our ‘BBB-’ corporate credit rating, on CreditWatch with negative implications based on our weaker than expected fourth quarter 2008 results. During 2008, Standard and Poor’s revised its outlook from stable to negative based on our debt service coverage metrics. During November 2008, Moody’s announced that it affirmed our outlook and credit rating.
     Our credit ratings are investment grade. If we experience a credit downgrade, we may be limited in our access to capital in the unsecured debt market, which we have historically utilized to fund our investment activities. In addition, as previously discussed, our spread on our unsecured credit facility would increase.
Market Risk
     In the normal course of business, we are exposed to the effect of interest rate changes that could affect our results of operations and financial condition or cash flow. We limit these risks by following established risk management policies and procedures, including the use of derivative instruments to manage or hedge interest rate risk. However, interest rate swap agreements and other hedging arrangements may expose us to additional risks, including a risk that a counterparty to a hedging arrangement may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes at December 31, 2008.

								Estimated
								Fair
(in thousands)	2009	2010	2011	2012	2013	Thereafter	Total	Value

Fixed Rate Debt	$682	$272,540	$100,728	$100,280	$113,756	$848,751	$1,436,737	$1,160,615
Average interest rate at December 31, 2008	5.6%	5.4%	4.8%	6.9%	6.1%	5.8%	5.8%
Variable Debt	$—	$—	$—	$311,630	$—	$13,652	$325,282	$325,282
Average interest rate at December 31, 2008	N/A	N/A	N/A	2.0%	N/A	3.4%	2.1%
     The table incorporates only those exposures that exist as of December 31, 2008. It does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and interest rates.
     As of December 31, 2008, we had approximately $325.3 million of outstanding floating rate debt. We do not believe that the interest rate risk represented by our floating rate debt is material in relation to our $1.8 billion of outstanding total debt and our $3.2 billion of total assets as of December 31, 2008.
     If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease annual future earnings and cash flows by approximately $3.3 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $3.3 million. This assumes that the amount outstanding under our variable rate debt remains approximately $325.3 million, the balance as of December 31, 2008.
     Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps (including forward starting interest rate swaps) and caps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. As of December 31, 2008, we had no outstanding interest rate swap agreements.
     At December 31, 2008 and 2007, there were no derivatives included in other assets. At December 31, 2006, derivatives with a fair value of $0.7 million were included in other assets. There was no change in net unrealized gains/(losses) in 2008. The change in net unrealized gains/(losses) of ($0.5) million in 2007 and $3.0 million in 2006 for derivatives designated as cash flow hedges is separately disclosed in the statements of changes in partners’ equity and comprehensive income. At December 31, 2008 and 2007, there were no derivatives that were not designated as hedges. The change in fair value of derivatives not designated as hedges of $2.7 million is included in other income (expense) in 2006. There was no hedge ineffectiveness during 2008 and 2007. Hedge ineffectiveness of ($0.1) million on cash flow hedges due to index mismatches was recognized in other income during 2006. As of December 31, 2008, all of our hedges are designated as cash flow hedges under SFAS No. 133, and we do not enter into derivative transactions for speculative or trading purposes.
     Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to “Interest expense and debt cost amortization” as interest payments are made on our hedged debt or to “Gains (losses) on hedging activities” at such time that the interest payments on the hedged debt become no longer probable to occur as originally specified. A portion of the interest payments on the hedged debt became no longer probable to occur as a result of our bond repurchase program (see Note 12 to our Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K). The changes in accumulated other comprehensive income for reclassifications to “Interest expense and debt cost amortization” tied to interest payments made on the hedged debt was $0.5 million, $0.6 million and $0.5 million during 2008, 2007 and 2006, respectively. The changes in accumulated other comprehensive income for reclassification to “Gains (losses) on hedging activities” related to interest payments on the hedged debt that have been deemed no longer probable to occur as a result of repurchases under our senior note repurchase program was $0.3 million during 2008, with no impact during 2007 and 2006.
     During May 2007, we settled a $100.0 million interest rate swap and received a payment of approximately $0.6 million. This interest rate swap was in place to convert a portion of the floating rate payments on our Credit Facility to a fixed rate. This derivative originally qualified for hedge accounting under SFAS No. 133. However, in May of 2007, due to our then-pending joint venture transactions (see Note 2 to our Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K) and the expected resulting pay down of our term loan and Credit Facility, this derivative no longer qualified for hedge accounting which resulted in a gain of approximately $0.4 million.
     During February 2006, we settled a $200.0 million forward starting interest rate swap and received a payment of approximately $4.3 million. This forward starting interest rate swap was in place to convert the floating rate payments on certain expected future debt obligations to a fixed rate. This derivative originally qualified for hedge accounting under SFAS No. 133. However, in December of 2005 as a result of a modification to the forecasted transaction, this derivative no longer qualified for hedge accounting. As a result, we began treating this derivative as an economic hedge during 2005. Changes in the fair value of this derivative were recognized in earnings in other income (expense) and totaled approximately $2.7 million for the period of time the derivative was active during 2006. The fair value of this derivative at the time it no longer qualified for hedge accounting was approximately $1.5 million, which will remain in accumulated other comprehensive income and be reclassified to interest expense over the applicable period of the associated debt, which is approximately eight years at December 31, 2008.
     During June 2006, we entered into a forward starting interest rate swap agreement to hedge the interest rate risk associated with a forecasted debt issuance that occurred on August 28, 2006. This interest rate swap agreement had a notional amount of $200 million, a fixed interest rate of 5.689%, and a maturity date of November 15, 2016. This interest rate swap agreement was settled concurrent with our issuance of $275 million of debt in the senior notes offering completed August 28, 2006 (see Note 13 to our Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K). The settlement resulted in a settlement payment of approximately $5.2 million. This amount will remain in other comprehensive income and be reclassified to interest expense over the remaining term of the associated debt, which is approximately eight years at December 31, 2008. On August 15, 2006, we also entered into a $75 million treasury lock agreement to hedge the interest rate risk associated with the remaining $75 million of senior notes issued on August 28, 2006. This treasury lock agreement was settled on August 28, 2006 for a settlement payment of approximately $0.1 million which will also remain in other comprehensive income and be reclassified to interest expense over the remaining life of the associated debt.
     During November 2006, we settled a $175.0 million forward starting interest rate swap and received a payment of approximately $2.9 million. This forward starting interest rate swap was in place to convert the floating rate payments on certain expected future debt obligations to a fixed rate. In November of 2006, we settled this forward starting swap agreement as a result of its determination that the forecasted debt issuance was no longer probable due to our strategic shift (see Note 2 to our Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K). In December 2006, we made the determination that it was probable that the forecasted debt issuance would not occur. As a result, we reversed the $2.9 million in other comprehensive income to other income during December of 2006.
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
Contractual Obligations and Other Commercial Commitments
     The following tables summarize the material aspects of our future contractual obligations and commercial commitments as of December 31, 2008:

     Contractual Obligations

	Payments Due in Fiscal
(in thousands)	Total	2009	2010	2011	2012	2013	Thereafter

Long-Term Debt Principal:
Consolidated	$1,762,019	$681	$272,541	$100,728	$411,910	$113,756	$862,403
Partially-Owned Entities (1)	476,313	117,207	89,018	10,063	6,568	12,950	240,506
Long-Term Debt Interest:
Consolidated	449,947	89,754	77,942	71,563	64,352	52,224	94,112
Partially-Owned Entities (1)	100,863	21,090	18,032	15,617	15,165	14,426	16,533
Long-Term Debt Principal and Interest:
Consolidated	2,211,966	90,435	350,483	172,291	476,262	165,980	956,515
Partially-Owned Entities (1)	577,175	138,297	107,050	25,680	21,732	27,376	257,040

Total	$2,789,141	$228,732	$457,533	$197,971	$497,994	$193,356	$1,213,554

(1)	Represents our pro-rata share of principal maturities (excluding net premiums and discounts) and interest.
     Other Commercial Commitments

	Total Amounts
(in thousands)	Committed	2009	2010	2011	2012	2013	Thereafter

Standby Letters of Credit	$3,461	$3,294	$—	$168	$—	$—	$—
Guarantees	33,550	12,650	20,900	—	—	—	—

Total Commercial Commitments	$37,011	$15,944	$20,900	$168	$—	$—	$—

Commitments and Contingencies
     We are involved in a contract dispute with a general contractor in connection with construction costs and cost overruns with respect to certain of our for-sale projects, which are being developed in a joint venture in which we are a majority owner. The contractor is affiliated with our joint venture partner.
•	In connection with the dispute, in January 2008, the contractor filed a lawsuit against us alleging, among other things, breach of contract, enforcement of a lien against real property, misrepresentation, conversion, declaratory judgment and an accounting of costs, and is seeking $10.3 million in damages, plus consequential and punitive damages.

•	Certain of the subcontractors, vendors and other parties, involved in the projects, including purchasers of units, have also made claims in the form of lien claims, general claims or lawsuits. We have been sued by purchasers of certain condominium units alleging breach of contract, fraud, construction deficiencies and misleading sales practices. Both compensatory and punitive damages are sought in these actions. Some of these claims have been resolved by negotiations and mediations, and others may also be similarly resolved. Some of these claims will likely be arbitrated or litigated to conclusion.
     We are continuing to evaluate our options and investigate these claims, including possible claims against the contractor and other parties. We intend to vigorously defend ourselves against these claims. However, no prediction of the likelihood, or amount, of any resulting loss or recovery can be made at this time and no assurance can be given that the matter will be resolved favorably.
     In connection with certain retail developments, we have received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. We have guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds. The total amount outstanding on these bonds was approximately $13.5 million and $11.3 million at December 31, 2008 and December 31, 2007, respectively. At December 31, 2008 and December 31, 2007, no liability was recorded for these guarantees.

     In April 2008, the Nord du Lac community development district (the “CDD”), a third-party governmental entity, issued $24.0 million of special assessment bonds. The funds from this bond issuance will be used by the CDD to construct infrastructure for the benefit of the Colonial Pinnacle Nord du Lac development. In accordance with EITF 91-10, we have recorded restricted cash and other liabilities for the $24.0 million bond issuance. This transaction has been treated as a non-cash transaction in our Consolidated Statement of Cash Flows for the twelve months ended December 31, 2008. During 2008, we sold land for $3.8 million to the CDD for the construction of infrastructure, resulting in a $3.8 million decrease in restricted cash. As previously discussed, we have postponed future development activities, including this development and have reclassified the amount spent to date from an active development to a future development. Interest payments on the bonds for 2009 will be made from a capitalized interest account funded with bond proceeds. Thereafter, repayment of the bonds will be funded by special assessments on the property owner(s) within the CDD. The first special assessment is expected to be due on or about December 31, 2009. As the property owner, we intended to fund the special assessments from payments by tenants in the development. Until Colonial Pinnacle Nord du Lac is developed and leased, it is not expected to generate sufficient tenant revenues to support the full amount of the special assessments, in which case we would be obligated pay the special assessments to the extent not funded through tenant payments. The special assessments are not a personal liability of the property owner, but constitute a lien on the assessed property. In the event of a failure to pay the special assessments, the CDD would have the right to force the sale of the property included in the project. We are continuing to evaluate various alternatives for this development.
     In connection with the office and retail joint venture transactions, (see Note 2 — “2007 Strategic Transactions” in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K), we assumed certain contingent obligations for a total of $15.7 million, of which $6.8 million remains outstanding as of December 31, 2008.
     In January 2008, we received notification related to an unclaimed property audit for the States of Alabama and Tennessee. As of December 31, 2008, we have accrued an estimated liability.
     We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position or results of operations or cash flows.
Guarantees and Other Arrangements
     During April 2007, we committed, with our joint venture partner, to guarantee up to $7.0 million of a $34.1 million construction loan obtained by the Colonial Grand at Traditions Joint Venture. We, along with our joint venture partner, committed to each provide 50% of the guarantee. Construction at this site is substantially complete as the project was placed into service during 2008. As of December 31, 2008, the joint venture had drawn $32.9 million on the construction loan, which matures in April 2010. At December 31, 2008, no liability was recorded for the guarantee.
     During November 2006, we committed with our joint venture partner to guarantee up to $17.3 million of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna Joint Venture (see Note 10 in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K). We and our joint venture partner each committed to provide 50% of the $17.3 million guarantee, as each partner has a 50% ownership interest in the joint venture. Construction at this site is substantially complete as the project was placed into service during 2008. As of December 31, 2008, the Colonial Promenade Smyrna Joint Venture had drawn $32.5 million on the construction loan, which matures in December 2009. At December 31, 2008, no liability was recorded for the guarantee.
     During February 2006, we committed to guarantee up to $4.0 million of a $27.4 million construction loan obtained by the Colonial Grand at Canyon Creek Joint Venture (see Note 10 in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K). Construction at this site is complete as the project was placed into service in 2007. As of December 31, 2008, the joint venture had drawn $27.4 million on the construction loan, which matures in March 2009. At December 31, 2008, no liability was recorded for the guarantee.
     During September 2005, in connection with the acquisition of CRT with DRA, CRLP guaranteed approximately $50.0 million of third-party financing obtained by the DRA/CRT JV with respect to 10 of the CRT properties. During 2006, seven of the ten properties were sold. The DRA/CRT JV (see Note 10 in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K) is obligated to reimburse CRLP for any payments made under the guaranty before making distributions of cash flows or capital proceeds to the DRA/CRT JV partners. At December 31, 2008, no liability was recorded for the guarantee. As of December 2008, this guarantee, which, matures in January 2010, had been reduced to $17.4 million as a result of the pay down of the associated secured debt from the sales of assets.
     In connection with the formation of Highway 150 LLC (see Note 10 in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K) in 2002, we executed a guarantee, pursuant to which we would serve as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. Our maximum guarantee of $1.0 million may be requested by the lender, only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At December 31, 2008, the total amount of debt of the joint venture was approximately $16.4 million and matures in December 2012. At December 31, 2008, no liability was recorded for the guarantee.
     In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness of CRLP totaling $26.5 million at December 31, 2008. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by CRLP.
     As discussed above, in connection with certain retail developments, we have received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. We have guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds.
Off-Balance Sheet Arrangements
     At December 31, 2008, our pro-rata share of mortgage debt of unconsolidated joint ventures is $476.3 million.
     The aggregate maturities of this mortgage debt are as follows:

(in millions)
2009	$117.2
2010	89.0
2011	10.1
Thereafter	260.0

$476.3

Of this debt, $100.2 million, $71.3 million and $4.2 million for years 2009, 2010 and 2011, respectively, includes an option for at least a one-year extension. Under these unconsolidated joint venture non-recourse mortgage loans, we could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions, such as environmental conditions, misuse of funds, and material misrepresentations. In addition, as more fully described above, we have made certain guarantees in connection with our investment in unconsolidated joint ventures. We do not have any other off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.
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
     Principles of Consolidation— We consolidate entities in which we have a controlling interest or entities where we are determined to be the primary beneficiary under FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” Under FIN 46R, variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision-making ability. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. Additionally, Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partner as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights provides guidance in determining whether a general partner controls and, therefore, should consolidate a limited partnership. The application of FIN 46R and EITF No. 04-5 requires management to make significant estimates and judgments about our and our partners’ rights, obligations and economic interests in such entities. Where we have less than a controlling financial interest in an entity or we are not the primary beneficiary of the entity under FIN 46R, the entity is accounted for on the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities is included in consolidated net income. A description of our investments accounted for using the equity method of accounting is included in Note 10 Investments in Partially-Owned Entities and Other Arrangements in our Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K. All significant intercompany accounts and transactions have been eliminated in consolidation.
     We recognize minority interest in our Consolidated Balance Sheets for partially-owned entities that we consolidate. The minority partners’ share of current operations is reflected in “Minority interest of limited partners in Consolidated Partnerships” in the Consolidated Statements of Operations and Comprehensive Income (Loss).
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
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), land inventory and for-sale residential projects under development are reviewed for potential write-downs when impairment indicators are present. SFAS No. 144 requires that in the event the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, impairment charges are required to be recorded to the extent that the fair value of such assets is less than their carrying amounts. These estimates of cash flows are significantly impacted by estimates of sales price, selling velocity, sales incentives, construction costs, and other factors. Due to uncertainties in the estimation process, actual results could differ from such estimates. For those assets deemed to be impaired, the impairment to be recognized is to be measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Our determination of fair value is based on a probability weighted discounted future cash flow analysis, current negotiations regarding a potential sale or other related factors, all of which incorporate available market information as well as other assumptions made by management.
     Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Useful Lives
Buildings	20 — 40 years
Furniture and fixtures	5 or 7 years
Equipment	3 or 5 years
Land improvements	10 or 15 years
Tenant improvements	Life of lease
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
     From time to time, we pursue acquisition opportunities and will not be successful in all cases. Costs incurred related to these acquisition opportunities are expensed when it is no longer probable that we will be successful in the acquisition.
     Undeveloped Land and Construction in Progress— Undeveloped land and construction in progress is stated at cost unless such assets are impaired pursuant to the provisions of SFAS No. 144, in which case such assets are recorded at fair value.
     Costs incurred during predevelopment are capitalized after we have identified a development site, determined that a project is feasible and concluded that it is probable that the project will proceed. While we believe we will recover this capital through the successful development of such projects, it is possible that a write-off of unrecoverable amounts could occur. Once it is no longer probable that a development will be successful, the predevelopment costs that have been previously capitalized are expensed.
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
     Valuation of Receivables— Due to the short-term nature of the leases at our multifamily properties, generally six months to one year, our exposure to tenant defaults and bankruptcies is minimized. Our policy is to record allowances for all outstanding receivables greater than 30 days past due at our multifamily properties.
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
     We had $1.0 million and $1.4 million in an allowance for doubtful accounts as of December 31, 2008 and 2007, respectively.

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
     Notes receivable activity for the twelve months ended December 31, 2008 consists primarily of the following:
(1)	We had a promissory note of approximately $29.5 million related to a for-sale residential project in which we had a 40% interest. During 2008, the Regents Park Joint Venture defaulted on this note. As a result, we converted the outstanding notes receivable due from the Regents Park Joint Venture (Phase I) to preferred equity in the same joint venture. We did not record a gain or loss upon conversion of the outstanding notes receivable balance to preferred equity. Because of these events, we have consolidated this joint venture in its financial statements as of December 31, 2008 (see Note 10 to our Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K).

(2)	We had short-term seller financing related to the sale of Colonial Grand at Shelby Farms I & II for approximately $27.8 million with an original maturity date of July 27, 2008 and a rate of 6.50%. There were two 30-day extension options available at a rate of 8.0% and 12.0%, respectively. During July 2008, the buyer exercised the first of these extension options. In August 2008, the buyer repaid the note in full.
     We had recorded accrued interest related to our outstanding notes receivable of $0.1 million, $0.2 million and $5.2 million as of December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, 2007 and 2006, we had recorded a reserve of $1.5 million, $0.9 million and $0.6 million, respectively, against its outstanding notes receivable and accrued interest. The weighted average interest rate on the notes receivable outstanding at December 31, 2008, 2007 and 2006 was approximately 5.9%, 8.1% and 11.8%, respectively. Interest income is recognized on an accrual basis.
     We provided first mortgage financing to third parties in 2008 as discussed above. In 2007, we provided first mortgage financing to third parties of $17.5 million and received principal payments of $7.3 million on these loans. We provided $1.3 million ($0.4 million of subordinated financing and $0.9 million of seller-financing) of financing to third parties in 2008 and $8.6 million of subordinated financing to third parties in 2007. We received principal payments of $1.7 million and $49.5 million on these and other outstanding subordinated loans during 2008 and 2007, respectively. As of December 31, 2008 and 2007, we had outstanding notes receivable balances of $2.9 million and $30.7 million, respectively. As of December 31, 2008, we had a reserve of $1.5 million related to these notes.
     Deferred Debt and Lease Costs—Deferred debt costs consist of loan fees and related expenses which are amortized on a straight-line basis, which approximates the effective interest method, over the terms of the related debt. Deferred lease costs include leasing charges, direct salaries and other costs incurred by us to originate a lease, which are amortized on a straight-line basis over the terms of the related leases.
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
     We formally document all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge (see Note 13 to our Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K). This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness in hedging the exposure to the hedged transaction’s variability in cash flows attributable to the hedged risk will be assessed. Both at the inception of the hedge and on an ongoing basis, we assess whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items. We discontinue hedge accounting if a derivative is not determined to be highly effective as a hedge or has ceased to be a highly effective hedge.
     Share-Based Compensation— The Trust currently sponsors share option plans and restricted share award plans (Refer to Note 16 — Share—based Compensation in our Notes to Consolidated Financial Statements contained in Item 8 of this

Form 10-K). In December 2004, the FASB issued SFAS No. 123 (Revised), Share Based Payment (“SFAS No. 123(R)”), which replaced SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 (R) requires compensation costs related to share-based payment transactions to be recognized in financial statements.
     Revenue Recognition— Sales and the associated gains or losses on real estate assets, condominium conversion projects and for-sale residential projects are recognized in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 66, Accounting for Sales of Real Estate(“SFAS No. 66”). For condominium conversion and for-sale residential projects, sales and the associated gains for individual condominium units are recognized upon the closing of the sale transactions, as all conditions for full profit recognition have been met (“Completed Contract Method”). Under SFAS No. 66, we use the relative sales value method to allocate costs and recognize profits from condominium conversion and for-sale residential sales.
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
     Segment Reporting— We have adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”). SFAS No. 131 defines an operating segment as a component of an enterprise that engages in business activities that generate revenues and incur expenses, which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. We manage our business based on the performance of four separate operating segments: multifamily, office, retail and for-sale residential.
     Investments in Joint Ventures — To the extent that we contribute assets to a joint venture, our investment in the joint venture is recorded at our cost basis in the assets that were contributed to the joint venture. To the extent that our cost basis is different from the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and included in our share of equity in net income of the joint venture. In accordance with the provisions of SFAS No. 66 and Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, paragraph 30, we recognize gains on the contribution of real estate to joint ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale. We continually evaluate our investments in joint ventures for other than temporary declines in market value. On a periodic basis, management assesses whether there are any indicators that the value of our investments in unconsolidated joint ventures may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. We have determined that these investments are not impaired as of December 31, 2008 and 2007.
     Investment and Development Expenses - Investment and development expenses consist primarily of costs related to abandoned pursuits. We incur costs prior to land acquisition including contract deposits, as well as legal, engineering and other external professional fees related to evaluating the feasibility of such developments. If we determine that it is probable that we will not develop a particular project, any related pre-development costs previously incurred are immediately expensed. We recorded $4.4 million, $1.5 million and $1.0 million in investment and development expenses in 2008, 2007 and 2006, respectively.

     Assets and Liabilities Measured at Fair Value — On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) for financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.
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
     Recent Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 157. As discussed above, SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for our financial assets and liabilities on January 1, 2008. In February 2008, the FASB reached a conclusion to defer the implementation of the SFAS No. 157 provisions relating to non-financial assets and liabilities until January 1, 2009. The FASB also reached a conclusion to amend SFAS No. 157 to exclude SFAS No. 13 Accounting for Leases and its related interpretive accounting pronouncements. SFAS No. 157 is not expected to materially affect how we determine fair value, but has resulted in certain additional disclosures (see Note 3 to our Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K). We adopted SFAS No. 157 effective January 1, 2008 for financial assets and financial liabilities and do not expect this adoption to have a material effect on our consolidated results of operations or financial position. We also adopted the deferral provisions of FASB Staff Position, or FSP, SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities (except those that are recognized or disclosed at fair value in the financial statements on a recurring basis) until fiscal years beginning after November 15, 2008. We also adopted FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP, which provides guidance on measuring the fair value of a financial asset in an inactive market, had no impact on our consolidated financial statements.
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The provisions of SFAS No. 160 are effective for fiscal years beginning after November 15, 2008, including interim periods beginning January 1, 2009. Based on our evaluation of SFAS No. 160, we have concluded that we will continue to classify our noncontrolling interest as “temporary equity” in our consolidated balance sheet. We will continue to evaluate the impact of other provisions of SFAS No. 160 on our consolidated financial statements.
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
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS No.161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating how this standard will impact our disclosures regarding derivative instruments and hedging activities.
     In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. This FSP allows us to use our historical experience in renewing or extending the useful life of intangible assets. This FSP is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and shall be applied prospectively to intangible assets acquired after the effective date. We do not expect the application of this FSP to have a material impact on our consolidated financial statements.
     In June 2008, the FASB issued an FSP, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF No. 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per unit pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per unit data presented shall be adjusted retrospectively. Early adoption is not permitted. We are currently assessing the impact, if any, the adoption of FSP EITF No. 03-6-1 will have on our financial position and results of operations.
     In December 2008, the EITF issued EITF 08-6, Equity Method Investment Accounting Considerations, which, amongst other items, clarifies that the initial carrying value of an equity method investment should be based on the cost accumulation model. EITF 08-6 is effective on a prospective basis in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. We do not expect the application of EITF 08-6 to have a material impact on its consolidated financial statements.
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
     An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At December 31, 2008, our exposure to rising interest rates was mitigated by our high percentage of consolidated fixed rate debt (82%). As it relates to the short-term, an increase in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     The information required by this item is incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk”.
Item 8. Financial Statements and Supplementary Data
     The following are filed as a part of this report:
     Financial Statements:
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended
December 31, 2008, 2007 and 2006
Consolidated Statements of Partners’ Equity for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements
     Report of Independent Registered Public Accounting Firm

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per unit data)

	December 31,	December 31,
	2008	2007
ASSETS
Land, buildings and equipment	$2,897,761	$2,431,064
Undeveloped land and construction in progress	380,676	531,410
Less: Accumulated Depreciation	(406,428)	(290,118)
Real estate assets held for sale, net	102,699	253,641

Net real estate assets	2,974,708	2,925,997

Cash and equivalents	9,185	92,841
Restricted cash	29,766	10,005
Accounts receivable, net	23,102	25,534
Notes receivable	2,946	30,756
Prepaid expenses	5,332	8,845
Deferred debt and lease costs	16,783	15,637
Investment in partially owned entities	46,221	69,682
Deferred tax asset	9,311	19,897
Other assets	37,147	30,443

Total Assets	$3,154,501	$3,229,637

LIABILITIES AND PARTNERS’ EQUITY
Notes and mortgages payable	$1,450,389	$1,575,921
Unsecured credit facility	311,630	39,316
Mortgages payable related to real estate held for sale	—	26,602

Total long-term liabilities	1,762,019	1,641,839

Accounts payable	52,898	68,858
Accrued interest	20,716	23,064
Accrued expenses	7,520	16,425
Other liabilities	32,140	11,966

Total liabilities	1,875,293	1,762,152

Limited partners’ redeemable units, at redemption value — 8,860,971 and 10,052,778 units outstanding at December 31, 2008 and 2007, respectively	73,812	227,494

Limited partners’ minority interest in consolidated partnerships	1,943	2,439

General partner —
Common equity — 48,546,268 and 47,216,549 units outstanding at December 31, 2008 and 2007, respectively	1,014,545	1,025,654
Preferred equity ($125,000 liquidation preference)	96,707	120,550
Limited partners’ preferred equity ($100,000 liquidation preference)	97,406	97,406
Accumulated other comprehensive income (loss)	(5,205)	(6,058)

Total partners’ equity	1,203,453	1,237,552

Total liabilities and partners’ equity	$3,154,501	$3,229,637

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per unit data)

	For the years ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Revenue:
Base rent	$276,039	$319,141	$362,297
Base rent from affiliates	96	1,153	2,547
Percentage rent	416	917	957
Tenant recoveries	3,737	11,397	22,438
Other property related revenue	35,404	32,531	29,621
Construction revenues	10,137	38,448	30,484
Other non-property related revenue	18,629	19,352	17,693

Total revenue	344,458	422,939	466,037

Operating expenses:
Property operating expenses	84,929	93,056	99,407
Taxes, licenses, and insurance	38,806	44,221	48,230
Construction expenses	9,530	34,546	29,411
Property management expenses	8,426	12,178	12,535
General and administrative expenses	23,326	25,650	20,181
Management fee and other expenses	15,316	15,673	12,575
Restructuring charges	1,028	3,019	—
Investment and development expenses	4,358	1,516	1,010
Depreciation	102,237	109,570	125,706
Amortization	3,275	10,582	17,843
Impairment and other losses	116,550	44,129	1,600

Total operating expenses	407,781	394,140	368,498

Income (loss) from operations	(63,323)	28,799	97,539

Other income (expense):
Interest expense	(75,153)	(92,475)	(121,441)
Gains (losses) on retirement of debt	15,951	(10,363)	(641)
Interest income	2,776	7,591	7,754
Income (loss) from partially-owned unconsolidated entities	12,516	11,207	34,823
Gains on hedging activities	(385)	345	5,535
Gains from sales of property, net of income taxes of $1,533, $6,548 and $3,416 for 2008, 2007 and 2006, respectively	3,799	29,450	66,794
Transaction costs	—	(11,026)	—
Income taxes and other	1,001	15,743	(189)

Total other expense	(39,495)	(49,528)	(7,365)

Income (loss) before minority interest and discontinued operations	(102,818)	(20,729)	90,174
Minority interest of limited partners in consolidated partnerships	15	(1,335)	766

Income (loss) from continuing operations	(102,803)	(22,064)	90,940

Income from discontinued operations	6,243	11,523	29,896
Gain on disposal of discontinued operations, net of income taxes of $1,064, $1,839 and $8,554 for 2008, 2007 and 2006, respectively	46,052	91,218	134,619
Minority interest of limited partners in discontinued operations	(95)	(3,989)	(2,591)

Income from discontinued operations	52,200	98,752	161,924

Net income (loss)	(50,603)	76,688	252,864

Distributions to general partner preferred unitholders	(8,773)	(13,439)	(20,902)
Distributions to limited partner preferred unitholders	(7,251)	(7,250)	(7,250)
Preferred unit issuance costs write-off	(27)	(360)	(2,128)

Net income (loss) available to common unitholders	(66,654)	55,639	222,584

Net income (loss) available to common unitholders allocated to limited partners	11,225	(10,099)	(42,135)

Net income (loss) available to common unitholders allocated general partner	$(55,429)	$45,540	$180,449

Net income (loss) available to common unitholders per common unit — basic:
Income (loss) from continuing operations	$(2.09)	$(0.76)	$1.09
Income from discontinued operations	0.92	1.74	2.88

Net income (loss) available to common unitholders per common unit — basic	$(1.17)	$0.98	$3.97

Net income (loss) available to common unitholders per common unit — diluted:
Income (loss) from continuing operations	$(2.09)	$(0.76)	$1.06
Income from discontinued operations	0.92	1.74	2.86

Net income (loss) available to common unitholders per common unit	$(1.17)	$0.98	$3.92
- diluted

Weighted average common units outstanding — basic	56,904	56,723	56,162
Weighted average common units outstanding — diluted	56,904	56,723	56,698

Net income (loss)	$(50,603)	$76,688	$252,864
Other comprehensive income (loss):
Unrealized income (loss) on cash flow hedging activities	(100)	(535)	(3,029)
Change in additional minimum pension liability	—	—	239
Change related to pension plan termination	—	2,615	—

Comprehensive income (loss)	$(50,703)	$78,768	$250,074

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(amounts in thousands)

For the Years Ended December 31, 2008, 2007 and 2006
			Limited	Accumulated
	General Partner		Partners’	Other
	Common	Preferred	Preferred	Comprehensive
	Equity	Equity	Equity	Income (Loss)	Total

Balance, December 31, 2005	$1,003,583	$301,450	$97,406	$(915)	$1,401,524

Net income available to common unitholders before preferred unit distributions	222,583	20,903	7,250	—	250,736
Net income available to common unitholders allocated to limited partners	(42,135)	—	—	—	(42,135)
Cash contributions	32,686	—	—	—	32,686
Redeemption of preferred units	—	(76,464)	—	—	(76,464)
Distributions	(153,264)	(20,903)	(7,250)		(181,417)
Unrealized loss on derivative financial instruments	—	—	—	(3,029)	(3,029)
Reclassification adjustments for amounts included in net income	—	—	—	(2,386)	(2,386)
Change in additional minimum pension liability	—	—	—	239	239
Adoption of SFAS No. 158	—	—	—	(2,615)	(2,615)
Adjustment of limited partner common equity to redemption value	2,609	—	—	—	2,609

Balance, December 31, 2006	$1,066,062	$224,986	$97,406	$(8,706)	$1,379,748

Net income available to common unitholders before preferred unit distributions	55,639	13,439	7,250	—	76,328
Net income available to common unitholders allocated to limited partners	(10,099)	—	—	—	(10,099)
Cash contributions	21,859	—	—	—	21,859
Redeemption of preferred units	—	(104,436)	—	—	(104,436)
Distributions	(144,960)	(13,439)	(7,250)		(165,649)
Special cash distribution	(11,999)	—	—	—	(11,999)
Special distribution of joint venture units	(229,409)	—	—	—	(229,409)
Unrealized loss on derivative financial instruments	—	—	—	(535)	(535)
Reclassification adjustments for amounts included in net income	—	—	—	568	568
Termination of pension plan	—	—	—	2,615	2,615
Adjustment of limited partner common equity to redemption value	278,561	—	—	—	278,561

Balance, December 31, 2007	$1,025,654	$120,550	$97,406	$(6,058)	$1,237,552

Net loss available to common unitholders before preferred unit distributions	(66,654)	8,773	7,251	—	(50,630)
Net loss available to common unitholders allocated to limited partners	11,225	—	—	—	11,225
Cash contributions	2,321	—	—	—	2,321
Redeemption of preferred units	—	(23,843)	—	—	(23,843)
Distributions	(100,458)	(8,773)	(7,251)		(116,482)
Unrealized loss on derivative financial instruments	—	—	—	(100)	(100)
Reclassification adjustments for amounts included in net income	—	—	—	953	953
Adjustment of limited partner common equity to redemption value	142,457	—	—	—	142,457

Balance, December 31, 2008	$1,014,545	$96,707	$97,406	$(5,205)	$1,203,453

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

For the Years Ended December 31, 2008, 2007 and 2006
	2008	2007	2006

Cash flows from operating activities:
Net income (loss)	(50,603)	76,688	$252,865
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	107,610	123,811	166,628
Loss (Income) from partially-owned unconsolidated entities	(12,516)	(11,207)	(34,823)
Distributions of income from partially-owned unconsolidated entities	13,344	13,207	9,370
Gains from sales of property	(52,652)	(128,287)	(213,383)
Transaction costs	—	11,026	—
(Gain) loss on retirement of debt	(16,021)	12,521	—
Prepayment penalties	—	(29,207)	—
Impairment charges	116,900	46,629	1,600
Other, net	1,959	(4,782)	5,450
Decrease (increase) in:
Restricted cash	440	5,902	(7,765)
Accounts receivable, net	2,276	(276)	(1,341)
Prepaid expenses	3,362	10,943	(2,000)
Other assets	234	(12,700)	(12,450)
Increase (decrease) in:
Accounts payable	6,838	(4,104)	2,229
Accrued interest	(2,348)	(9,405)	3,406
Accrued expenses and other	(690)	(1,921)	2,010

Net cash provided by operating activities	118,133	98,838	171,796

Cash flows from investing activities:
Acquisition of properties	(7,369)	(125,400)	(350,306)
Development expenditures	(280,492)	(314,299)	(309,923)
Development expenditures paid to an affiliate	(50,605)	(77,035)	(59,165)
Tenant improvements	(3,046)	(5,960)	(26,133)
Capital expenditures	(24,613)	(34,198)	(36,509)
Issuance of notes receivable	(9,436)	(26,195)	(40,549)
Repayments of notes receivable	5,939	56,708	17,179
Proceeds from sales of property, net of selling costs	176,997	650,735	865,918
Transaction costs	—	(11,026)	—
Distributions from partially owned entities	32,734	100,131	92,242
Capital contributions to partially owned entities	(13,363)	(43,142)	(17,336)
Purchase of investments	5,757	(7,379)	—

Net cash provided by (used in) investing activities	(167,497)	162,940	135,418

Cash flows from financing activities:
Principal reductions of debt	(223,295)	(655,076)	(260,594)
Payment of debt issuance costs	(2,272)	—	—
Proceeds from additional borrowings	71,302	818,748	274,011
Net change in revolving credit balances	259,311	(147,143)	(24,656)
Distributions to common and preferred unitholders	(116,482)	(165,649)	(181,417)
Special cash distribution	—	(11,999)	—
Redemption of preferred units	(23,844)	(105,157)	(78,527)
Proceeds from dividend reinvestment plan and exercise of stock options	1,270	21,859	32,686
Other financing activities, net	(282)	(12,167)	(11,685)

Net cash used in financing activities	(34,292)	(256,584)	(250,182)

Increase in cash and equivalents	(83,656)	5,194	57,032
Cash and equivalents, beginning of period	92,841	87,647	30,615

Cash and equivalents, end of period	$9,185	$92,841	$87,647

Supplemental disclosures of cash flow information:
Cash paid during the year for interest, including amounts capitalized	$97,331	$127,271	$141,839
Cash paid during the year for income taxes	$4,755	$5,799	$17,513

Supplemental disclosure of non cash transactions:
Issuance of community development district bonds (“CDD”) related to Nor du Lac project	$(24,000)	—	—
Conversion of notes receivable balance due from Regents Park Joint Venture (Phase I)	$(30,689)	—	—
Cash flow hedging activities	$(100)	$(535)	$(3,029)

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
1. Organization and Basis of Presentation
     Colonial Realty Limited Partnership (“CRLP”), a Delaware limited partnership, is the operating partnership of Colonial Properties Trust (the “Trust”), an Alabama real estate investment trust (“REIT”) whose shares are listed on the New York Stock Exchange (“NYSE”). As used herein, “CRLP” includes Colonial Properties Services, Inc. (“CPSI”), Colonial Properties Services Limited Partnership (“CPSLP”) and CLNL Acquisition Sub, LLC (“CLNL”). The Trust was originally formed as a Maryland REIT on July 9, 1993 and reorganized as an Alabama REIT under a new Alabama REIT statute on August 21, 1995. The Trust is a fully integrated, self-administered and self-managed REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of commercial real estate property. CRLP’s activities include ownership or partial ownership and operation of a portfolio of 192 properties as of December 31, 2008 (including 112 consolidated properties and 80 properties held through unconsolidated joint ventures), consisting of multifamily, office and retail properties located in Alabama, Arizona, Florida, Georgia, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of December 31, 2008, including properties in lease-up, CRLP owns interests in 116 multifamily apartment communities (including 103 wholly-owned consolidated properties and 13 properties partially-owned through unconsolidated joint ventures), 48 office properties (including three wholly-owned consolidated properties and 45 properties partially-owned through unconsolidated joint ventures) and 28 retail properties (including six consolidated properties and 22 properties partially-owned through unconsolidated joint ventures).
2. 2007 Strategic Transactions
     In November 2006, the Trust announced its plan to accelerate becoming a multifamily focused REIT by reducing its ownership interests in its office and retail portfolios. To facilitate this plan, in June 2007, the Trust completed two joint venture transactions, one involving 26 properties and the other involving 11 properties. In addition, in July 2007, CRLP completed the outright sale of an additional 12 retail properties. Each of these transactions is discussed in more detail below.
     On June 15, 2007, the Trust completed its office joint venture transaction with DRA G&I Fund VI Real Estate Investment Trust, an entity advised by DRA Advisors LLC (“DRA”). The Trust sold to DRA its 69.8% interest in the newly formed joint venture (the “DRA/CLP JV”) that became the owner of 24 office properties and two retail properties that were previously wholly-owned by CRLP. Total sales proceeds from the sale of this 69.8% interest were approximately $379.0 million. CRLP retained a 15% minority interest in the DRA/CLP JV (see Note 10), as well as management and leasing responsibilities for the 26 properties. In addition to the approximate 69.8% interest purchased from the Trust, DRA purchased an aggregate of 2.6% of the interests in the DRA/CLP JV from the limited partners of CRLP. As of December 31, 2007, DRA owned an approximate 72.4% interest in the DRA/CLP JV, a subsidiary of CRLP owned a 15% interest and certain of our limited partners of CRLP that did not elect to sell their interests in the DRA/CLP JV owned the remaining approximate 12.6% interest. The purchase price paid by DRA for each limited liability company interest it acquired in the DRA/CLP JV was based on a portfolio value of approximately $1.1 billion, of which approximately $588.2 million was funded with mortgage indebtedness. The Trust recorded a net gain of approximately $211.8 million on the sale of its 69.8% interest to DRA. The Trust also deferred a gain of approximately $7.2 million as a result of certain obligations it assumed in the transaction. During 2007, the Trust recognized approximately $3.0 million of this deferred gain as a result of a reduction of the related obligations. The Trust did not recognize any of this deferred gain during 2008. In May 2008, certain members in the DRA/CLP JV exercised an option to sell membership interests totaling approximately $1.7 million. DRA purchased these units with cash increasing its ownership interest in the joint venture from 72.4% to 73.3%. CRLP’s ownership interest in the DRA/CLP JV remained at 15.0%.
     On June 20, 2007, the Trust completed its retail joint venture transaction with OZRE Retail, LLC (“OZRE”). The Trust sold to OZRE its 69.8% interest in the newly formed joint venture (the “OZRE JV”) that became the owner of 11 retail properties that were previously wholly-owned by CRLP. Total sales proceeds from the sale of this 69.8% interest were approximately $115.0 million. CRLP retained a 15% minority interest in the OZRE JV (see Note 10), as well as management and leasing responsibilities for the 11 properties. In addition to the approximate 69.8% interest purchased from the Trust, OZRE purchased an aggregate of 2.7% of the interests in the OZRE JV from limited partners of CRLP. As of December 31, 2007, OZRE owned an approximate 72.5% interest in the OZRE JV, a subsidiary of CRLP owned a 15% interest and certain of the limited partners of CRLP that did not elect to sell their interests in the OZRE JV to OZRE owned the remaining approximate 12.5% interest. The purchase price paid by OZRE for each limited liability company interest it acquired in the OZRE JV was based on a portfolio value of approximately $360.0 million, of which approximately $187.2 million was funded with mortgage indebtedness. The Trust recorded a net gain of approximately $64.7 million on the sale of its 69.8% interest to

OZRE. The Trust also deferred a gain of approximately $8.5 million as a result of certain obligations it assumed in the transaction. During 2007, the Trust recognized approximately $5.5 million of this deferred gain as a result of a reduction of the related obligations. The Trust did not recognize any of this deferred gain during 2008; however, the Trust funded $0.4 million of this obligation as required per the purchase/sale agreement. In June 2008, certain members in the OZRE JV exercised an option to sell membership interests totaling approximately $9.1 million to the OZRE JV. The redeemed units were cancelled by the OZRE JV increasing OZRE’s ownership interest from 72.5% to 82.7% and CRLP’s ownership interest from 15.0% to 17.1%.
     In July 2007, the Trust completed its strategic initiative to become a multifamily REIT with the outright sale of an additional 11 retail assets for an aggregate sales price of $129.0 million (the asset sales, together with the joint venture transactions completed in June 2007 are collectively referred to herein as the “Strategic Transactions”) (see Note 6). As a result of the sale of one of these assets for less than its carrying value, CRLP recorded an impairment charge of approximately $2.5 million during 2007, which is included in “Income from discontinued operations” in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2007. In addition, the CRLP sold a retail property, of which it owned 90%, for a sales price of $74.4 million (see Note 6).
     As a result of the joint venture transactions discussed above, the Trust paid a special distribution of $10.75 per share on June 27, 2007. The remaining proceeds from these transactions were used to pay down a portion of CRLP’s outstanding indebtedness (see Note 12). During 2007, CRLP incurred approximately $29.2 million in prepayment penalties, which was partially offset by the write-off of approximately $16.7 million in debt intangibles. These amounts are included in “Gains (losses) on retirement of debt” in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2007.
     During 2007, CRLP incurred transaction costs of approximately $11.8 million (excluding minority interest of approximately $2.0 million) in connection with the office and retail joint venture transactions, including employee incentives of approximately $0.5 million. These transaction costs were recorded as a part of the net gain recorded for the two joint venture transactions for the Trust.
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
     CRLP recognizes minority interest in its Consolidated Balance Sheets for partially-owned entities that CRLP consolidates. The minority partners’ share of current operations is reflected in “Minority interest of limited partners in consolidated partnerships” in the Consolidated Statements of Operations and Comprehensive Income (Loss).
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
     In addition, CRLP’s financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI provides property development, leasing and management services for third-party owned properties and administrative services to CRLP. CRLP generally reimburses CPSI for payroll and other costs incurred in providing services to CRLP. CPSI uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. CPSI provides property development, construction services, leasing and management services for joint-venture and third-party owned properties and administrative services to CRLP and engages in for-sale development and conversion activity. CRLP generally reimburses CPSI for payroll and other costs incurred in providing services to CRLP. All inter-company transactions are eliminated in the accompanying Consolidated Financial Statements. CPSI’s consolidated provision (benefit) for income taxes was $0.8 million, ($7.4) million and $12.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. CPSI’s effective income tax rate was -0.90%, 41.87% and 38.31% for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, CPSI has a net deferred tax asset of approximately $9.3 million, which resulted primarily from the impairment charge related to the Trust’s for-sale residential properties. CPSI has assessed the recoverability of this asset and believes that, as of December 31, 2008, recovery is more likely than not based upon future taxable income and the ability to carryback taxable losses to prior periods.
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
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), land inventory and for-sale residential projects under development are reviewed for potential write-downs when impairment indicators are present. SFAS No. 144 requires that in the event the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, impairment charges are required to be recorded to the extent that the fair value of such assets is less than their carrying amounts. These estimates of cash flows are significantly impacted by estimates of sales price, selling velocity, sales incentives, construction costs and other factors. Due to uncertainties in the estimation process, actual results could differ from such estimates. For those assets deemed to be impaired, the impairment to be recognized is to be measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. CRLP’s determination of fair value is based on a probability weighted discounted future cash flow analysis, current negotiations regarding a potential sale or other related factors, all of which incorporate available market information as well as other assumptions made by management.

     During December 2008, CRLP recorded a $116.9 million impairment charge related to certain of the Trust’s for-sale residential properties including condominium conversions, land held for future sale and for-sale residential and mixed-use development and one retail property. Of this charge, $114.9 million is included in “Impairment and other losses” on CRLP’s Consolidated Statements of Operations and Comprehensive Income (Loss) and $2.0 million is included in “Income from discontinued operations” on CRLP’s Consolidated Statements of Opertions and Comprehensive Income (Loss). CRLP also recorded a $1.7 million casualty loss as a result of fire damage at four multifamily apartment communities that is included in “Impairment and other losses” on CRLP’s Consolidated Statements of Operations and Comprehensive Income (Loss).
     During June 2007, CRLP recorded a $2.5 million impairment charge related to a retail asset that was sold in July 2007. As a result of the sale, this $2.5 million impairment charge is included in “Income from discontinued operations” on CRLP’s Consolidated Statements of Operations and Comprehensive Income (Loss). During September 2007, CRLP recorded an impairment charge of $43.3 million related to the Trust’s for-sale residential business (see Note 5) and $0.8 million as a result of fire damage at two multifamily apartment communities. The fires resulted in the loss of a total of 20 units at the two properties.
     Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Useful Lives
Buildings	20 — 40 years
Furniture and fixtures	5 or 7 years
Equipment	3 or 5 years
Land improvements	10 or 15 years
Tenant improvements	Life of lease
     Repairs and maintenance are charged to expense as incurred. Replacements and improvements are capitalized and depreciated over the estimated remaining useful lives of the assets.
     Acquisition of Real Estate Assets—CRLP accounts for its acquisitions of investments in real estate in accordance with SFAS No. 141, Business Combinations, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of other tenant relationships, based in each case on the fair values. CRLP considers acquisitions of operating real estate assets to be “businesses” as that term is contemplated in EITF Issue No. 98-3, Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business.
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
     As December 31, 2008, CRLP did not have any unamortized in-place lease intangible assets or above (below) market lease intangibles. The aggregate amortization expense for in-place lease intangible assets recorded during 2008 was $0.5 million.
     As of December 31, 2006, CRLP had $98.4 million of gross in-place lease intangible assets related to its office and retail properties and accumulated amortization for these in-place lease intangible assets was $66.2 million related these properties. The aggregate amortization expense for these in-place lease intangible assets was $6.5 million and $14.6 million for 2007 and 2006, respectively. The unamortized portion of these in-place lease intangible assets was disposed of in the office and retail joint venture transactions that occurred during 2007, therefore, there were no unamortized assets as of December 31, 2007.
     Additionally, as of December 31, 2006, CRLP had $4.7 million of net above (below) market lease intangibles related to its office and retail property properties. The above (below) market lease intangibles are amortized as a decrease or increase of rental revenue over the terms of the related leases. The aggregate amortization of these intangibles was $0.8 million and $1.6 million for 2007 and 2006, respectively. The unamortized portion of these above (below) market lease intangibles was disposed of in the office and retail joint venture transactions that occurred during 2007.
     Undeveloped Land and Construction in Progress—Undeveloped land and construction in progress is stated at cost unless such assets are impaired pursuant to the provisions of SFAS No. 144, in which case such assets are recorded at fair value.
     Costs incurred during predevelopment are capitalized after CRLP has identified a development site, determined that a project is feasible and concluded that it is probable that the project will proceed. While CRLP believes it will recover this capital through the successful development of such projects, it is possible that a write-off of unrecoverable amounts could occur. Once it is no longer probable that a development will be successful, the predevelopment costs that have been previously capitalized are expensed.
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
     CRLP has included in accounts payable book overdrafts representing outstanding checks in excess of funds on deposit of $10.3 million and $22.3 million as of December 31, 2008 and 2007, respectively.
     Restricted Cash—Restricted cash is comprised of cash balances which are legally restricted as to use and consists primarily of resident and tenant deposits, deposits on for-sale residential lots and units and cash in escrow for self insurance retention.

     As of December 31, 2008, restricted cash on CRLP’s Balance Sheet includes $20.2 million of community development district special assessment bonds (see Note 20).
     Valuation of Receivables— Due to the short-term nature of the leases at its multifamily properties, generally six months to one year, CRLP’s exposure to tenant defaults and bankruptcies is minimized. CRLP’s policy is to record allowances for all outstanding receivables greater than 30 days past due at its multifamily properties.
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
     CRLP had an allowance for doubtful accounts of $1.0 million and $1.4 million as of December 31, 2008 and 2007, respectively.
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
     Notes receivable activity for the twelve months ended December 31, 2008 consists primarily of the following:
(1)	CRLP had a promissory note of approximately $29.5 million related to a for-sale residential project in which CRLP had a 40% interest. During 2008, the Regents Park Joint Venture defaulted on this note. As a result, CRLP converted the outstanding notes receivable due from the Regents Park Joint Venture (Phase I) to preferred equity in the same joint venture. CRLP did not record a gain or loss upon conversion of the outstanding notes receivable balance to preferred equity. Because of these events, CRLP has consolidated this joint venture in its financial statements as of December 31, 2008 (see Note 10).

(2)	CRLP had short-term seller financing related to the sale of Colonial Grand at Shelby Farms I & II for approximately $27.8 million with an original maturity date of July 27, 2008 and a rate of 6.50%. There were two 30-day extension options available at a rate of 8.0% and 12.0%, respectively. During July 2008, the buyer exercised the first of these extension options. In August 2008, the buyer repaid the note in full.
     CRLP had accrued interest related to its outstanding notes receivable of $0.1 million and $0.2 million as of December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, CRLP had recorded a reserve of $1.5 million and $0.9 million, respectively, against its outstanding notes receivable and accrued interest. The weighted average interest rate on the notes receivable outstanding at December 31, 2008 and 2007 was approximately 5.9% and 8.1%, respectively. Interest income is recognized on an accrual basis.
     CRLP provided first mortgage financing to third parties in 2008 as discussed above. In 2007, CRLP provided first mortgage financing to third parties of $17.5 million and received principal payments of $7.3 million on these loans. CRLP provided subordinated financing to third parties of $1.3 million and $8.6 million in 2008 and 2007, respectively. CRLP received principal payments of $1.7 million and $49.5 million on these and other outstanding subordinated loans during 2008 and 2007, respectively. As of December 31, 2008 and 2007, CRLP had outstanding notes receivable balances of $2.9 million, net of a $1.5 million reserve, and $30.7 million, respectively.
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
     CRLP formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge (see Note 13). This process includes specific identification of the hedging instrument and the hedged transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness in hedging the exposure to the hedged transaction’s variability in cash flows attributable to the hedged risk will be assessed. Both at the inception of the hedge and on an ongoing basis, CRLP assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items. CRLP discontinues hedge accounting if a derivative is not determined to be highly effective as a hedge or has ceased to be a highly effective hedge.
     Share-Based Compensation—The Trust currently sponsors share option plans and restricted share award plans (see Note 16). In December 2004, the FASB issued SFAS No. 123 (Revised), Share Based Payment (“SFAS No. 123(R)”), which replaced SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in financial statements.
     Revenue Recognition— Sales and the associated gains or losses on real estate assets, condominium conversion projects and for-sale residential projects are recognized in accordance with the provisions of SFAS No. 66, Accounting for Sales of Real Estate (“SFAS No. 66”). For condominium conversion and for-sale residential projects, sales and the associated gains for individual condominium units are recognized upon the closing of the sale transactions, as all conditions for full profit recognition have been met (“Completed Contract Method”). Under SFAS No. 66, CRLP uses the relative sales value method to allocate costs and recognize profits from condominium conversion and for-sale residential sales.
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
     Other income received from long-term contracts signed in the normal course of business, including property management and development fee income, is recognized when earned for services provided to third parties, including joint ventures in which CRLP owns a minority interest.
     CRLP, as lessor, retains substantially all the risks and benefits of property ownership and accounts for its leases as operating leases. Rental income attributable to leases is recognized on a straight-line basis over the terms of the leases. Certain leases contain provisions for additional rent based on a percentage of tenant sales. Percentage rents are recognized in the period in which sales thresholds are met. Recoveries from tenants for taxes, insurance, and other property operating expenses are recognized in the period the applicable costs are incurred in accordance with the terms of the related lease.
     Net Income Per Unit—Basic net income per common unit is computed by dividing the net income available to common unitholders by the weighted average number of common units outstanding during the period. Diluted net income per common unit is computed by dividing the net income available to common unitholders by the weighted average number of common units outstanding during the period, the dilutive effect of restricted shares issued, and the assumed conversion of all potentially dilutive outstanding share options.
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

     Segment Reporting—CRLP has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”). SFAS No. 131 defines an operating segment as a component of an enterprise that engages in business activities that generate revenues and incur expenses, which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance and for which discrete financial information is available. CRLP manages its business based on the performance of four separate operating segments: multifamily, office, retail and for-sale residential.
     Investments in Joint Ventures — To the extent that CRLP contributes assets to a joint venture, CRLP’s investment in the joint venture is recorded at CRLP’s cost basis in the assets that were contributed to the joint venture. To the extent that CRLP’s cost basis is different from the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and included in CRLP’s share of equity in net income of the joint venture. In accordance with the provisions of SFAS No. 66 and Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, paragraph 30, CRLP recognizes gains on the contribution of real estate to joint ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale. On a periodic basis, management assesses whether there are any indicators that the value of CRLP’s investments in unconsolidated joint ventures may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. CRLP has determined that these investments are not impaired as of December 31, 2008 and 2007.
     Investment and Development Expenses - Investment and development expenses consist primarily of costs related to abandoned pursuits. CRLP incurs cost prior to land acquisition including contract deposits, as well as legal, engineering and other external professional fees related to evaluating the feasibility of such developments. If CRLP determines that it is probable that it will not develop a particular project, any related pre-development costs previously incurred are immediately expensed. CRLP recorded $4.4 million, $1.5 million and $1.0 million in investment and development expenses in 2008, 2007 and 2006, respectively.
     Assets and Liabilities Measured at Fair Value - On January 1, 2008, CRLP adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) for financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.
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
     Recent Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 157. As discussed above, SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 was effective for CRLP’s financial assets and liabilities on January 1, 2008. In February 2008, the FASB reached a conclusion to defer the implementation of the SFAS No. 157 provisions relating to non-financial assets and liabilities until January 1, 2009. The FASB also reached a conclusion to amend SFAS No. 157 to exclude SFAS No. 13 Accounting for Leases and its related interpretive accounting pronouncements. SFAS No. 157 is not expected to materially affect how CRLP determines fair value, but has resulted in certain additional disclosures (see above). CRLP adopted SFAS No. 157 effective January 1, 2008 for financial assets and financial liabilities and this adoption had no material effect on the consolidated results of operations or financial position. CRLP also adopted the deferral provisions of FASB Staff Position, or FSP, SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities (except those that are recognized or disclosed at fair value in the financial statements on a recurring basis) until fiscal years beginning after November 15, 2008. CRLP also adopted FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP, which provides guidance on measuring the fair value of a financial asset in an inactive market, had no impact on CRLP’s consolidated financial statements.
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The provisions of SFAS No. 160 are effective for fiscal years beginning after November 15, 2008, including interim periods beginning January 1, 2009. Based on CRLP’s evaluation of SFAS No. 160, CRLP has concluded that it will continue to classify its noncontrolling interest as “temporary equity” in its consolidated balance sheet. CRLP is continuing to evaluate the impact of other provisions of SFAS No. 160 on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which changes how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, and tax benefits. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. CRLP is currently evaluating the impact of SFAS No. 141(R) on CRLP’s consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), an amendment of FASB Statement No. 133. SFAS No. 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS No.161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. CRLP is currently evaluating how this standard will impact CRLP’s disclosures regarding derivative instruments and hedging activities.
     In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. This FSP allows CRLP to use its historical experience in renewing or extending the useful life of intangible assets. This FSP is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and shall be applied prospectively to intangible assets acquired after the effective date. CRLP does not expect the application of this FSP to have a material impact on its consolidated financial statements.
     In June 2008, the FASB issued an FSP Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.”

Under the guidance in FSP EITF No. 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share data presented shall be adjusted retrospectively. Early adoption is not permitted. The Trust is currently assessing the impact, if any, the adoption of FSP EITF No. 03-6-1 will have on its financial position and results of operations.
     In December 2008, the EITF issued EITF 08-6, Equity Method Investment Accounting Considerations, which, amongst other items, clarifies that the initial carrying value of an equity method investment should be based on the cost accumulation model. EITF 08-6 is effective on a prospective basis in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Trust does not expect the application of EITF 08-6 to have a material impact on its consolidated financial statements.
4. Restructuring Charges
     Effective December 30, 2008, Weston M. Andress resigned from the Trust, including his positions as President and Chief Financial Officer and as a member of the Board of Trustees of the Trust. In connection with his resignation, the Trust and Mr. Andress entered into a severance agreement resulting in a cash payment of $1.25 million. In addition, all of Mr. Andress’ unvested restricted stock and non-qualified stock options granted on his behalf were forfeited, and as a result, previously recognized unearned stock based compensation expense of $1.8 million was reversed. Therefore, due to the resignation of Mr. Andress, a net of $(0.5) million was recognized as “Restructuring charges” on CRLP’s Consolidated Statements of Operations and Comprehensive Income (Loss) reducing CRLP’s overall expense.
     In addition, in light of the ongoing recession and credit crisis, during the fourth quarter of 2008, the Trust reevaluated its operating strategy as it relates to certain aspects of its business and decided to postpone future development activities (including previously identified future development projects) in an effort to focus on maintaining efficient operations of the current portfolio. As a result, during 2008, CRLP reduced its workforce by an additional 87 employees through the elimination of certain positions resulting in CRLP incurring an aggregate of $1.5 million in termination benefits and severance related charges. Of the $1.5 million in restructuring charges, approximately $0.6 million was associated with CRLP’s multifamily segment, $0.2 million with CRLP’s office segment, $0.3 million with CRLP’s retail segment and $0.4 million of these restructuring costs were non-divisional charges.
     As a result of the actions noted above, CRLP recognized $1.0 million of restructuring charges during 2008, of which $0.5 million is accrued in “Accrued expenses” on CRLP’s Consolidated Balance Sheet at December 31, 2008.
     During 2007, as a direct result of the strategic initiative to become a multifamily focused REIT, CRLP incurred $3.0 million in termination benefits and severance costs. Of the $3.0 million in restructuring charges, approximately $0.2 million was associated with CRLP’s multifamily segment, $0.7 million with CRLP’s office segment, $0.3 million with CRLP’s retail segment and $0.3 million with CRLP’s for-sale residential segment. The remainder of these restructuring costs was non-divisional charges.
     The expenses of CRLP’s reduction in workforce and other termination costs, as described above, are included in “Restructuring charges” in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2008 and 2007, pursuant to Financial Accounting Standards Board (“FASB”) No. 146.
5. Impairment
     The ongoing recession and significant deterioration in the stock and credit markets continue to adversely affect the condominium and single family housing markets. During 2008, the for-sale real estate markets remained unstable due to the limited availability of lending and other types of mortgages, the tightening of credit standards and an oversupply of such assets, resulting in reduced sales velocity and reduced pricing in the real estate market. In light of the ongoing recession and credit crisis, the Board of Trustees of the Trust has renewed its focus on liquidity, maintaining a strong balance sheet, addressing CRLP’s near term debt maturities, managing its existing properties and operating its portfolio efficiently and reducing its overhead. To help implement its plans to strengthen the balance sheet and deleverage the company, the Board of Trustees of the Trust decided to accelerate plans to dispose of CRLP’s for-sale residential assets including condominium conversions and land held for future sale and for-sale residential and mixed-use developments and postpone any new future development activities (including previously identified future development projects) until a determination is made that the current economic environment has sufficiently improved.

     Further, during 2008, CRLP recorded an impairment charge of $116.9 million ($114.9 million in continuing operations, $2.0 million in discontinued operations). Of this total, $37.9 million is attributable to certain of the Trust’s completed for-sale residential properties and condominium conversions; $23.5 million relates to properties originally planned as condominiums that were subsequently placed into the multifamily rental pool; $36.2 million is attributable to land held for future sale and for-sale residential and mixed-use developments; and $19.3 million is attributable to a retail development. The impairment charge was calculated as the difference between the estimated fair value of each property and CRLP’s current book value plus the estimated costs to complete. The remaining amount in continuing operations, $1.7 million, relates to casualty losses due to fire damage at four apartment communities. CRLP also incurred $4.4 million of abandoned pursuit costs as a result of CRLP’s decision to postpone future development activities (including previously identified future development projects) and $1.0 million of restructuring charges related to a reduction in CRLP’s development staff and other overhead personnel.
     During 2007, CRLP recorded an impairment charge of $46.6 million ($44.1 million included in continuing operations and $2.5 million included in discontinued operations), of which $45.8 million relates to a reduction of the carrying value of certain of its for-sale residential developments and condominium conversions to their estimated fair value, due primarily to reasons previously discussed above and certain units that were under contract did not close because buyers elected not to consummate the purchase of the units. The impairment charge related to the properties located in Gulf Shores, Alabama (Cypress Village project and Grander condominium development), one condominium project in downtown Charlotte, North Carolina (The Enclave) and one condominium development in Atlanta, Georgia. The remaining amount in continuing operations, $0.8 million, was recorded as the result of casualty losses due to fire damage at two apartment communities.
     During 2006, CRLP recorded an impairment charge of $1.6 million due to one property originally planned as a condominium development but was subsequently placed into the multifamily rental pool. In 2006, the condominium market began to weaken, due to increased mortgage financing rates and an increased supply of such assets, and as a result CRLP made a strategic decision to convert this property into a multifamily community.
     CRLP calculates the fair value of each property and development project evaluated for impairment under SFAS No. 144 based on current market conditions and assumptions made by management, which may differ materially from actual results if market conditions continue to deteriorate or improve. Specific facts and circumstances of each project are evaluated, including local market conditions, traffic, sales velocity, relative pricing, and cost structure. CRLP will continue to monitor the specific facts and circumstances at its for-sale properties and development projects. If market conditions do not improve or if there is further market deterioration, it may impact the number of projects CRLP can sell, the timing of the sales and/or the prices at which CRLP can sell them in future periods. If CRLP is unable to sell projects, it may incur additional impairment charges on projects previously impaired as well as on projects not currently impaired but for which indicators of impairment may exist, which would decrease the value of CRLP’s assets as reflected on the balance sheet and adversely affect net income and partners’ equity. There can be no assurances of the amount or pace of future for-sale residential sales and closings, particularly given current market conditions.
6. Property Acquisitions and Dispositions
     Property Acquisitions
     During 2008, CRLP acquired the remaining 75% interest in one multifamily apartment community containing 270 units for a total cost of $18.4 million, which consisted of the assumption of $14.7 million of existing mortgage debt ($3.7 million of which was previously unconsolidated by CRLP as a 25% partner) and $7.4 million of cash. During 2007, CRLP acquired four multifamily apartment communities containing 1,084 units for an aggregate cost of approximately $138.2 million, which consisted of the assumption of $18.9 million of existing mortgage debt ($6.6 million of which was previously unconsolidated by CRLP as a 35% partner) and $125.4 million of cash. Also, during 2007, CRLP acquired a partnership interest in three multifamily apartment communities containing 775 units for an aggregate cost of approximately $12.3 million, which consisted of $9.5 million of newly issued mortgage debt and $2.8 million of cash. During 2006, CRLP acquired ten multifamily apartment communities containing 3,676 units and an additional 50,000 square feet of condominium interest in an office asset for an aggregate cost of approximately $350.3 million in 2006. Also during 2006, CRLP acquired a partnership interest in four multifamily apartment communities containing 1,216 units for an aggregate cost of approximately $19.0 million.
     The consolidated operating properties acquired during 2008, 2007 and 2006 are listed below:

		Effective
	Location	Acquisition Date	Units/Square Feet
			(unaudited)
Multifamily Properties:
Colonial Village at Matthews	Charlotte, NC	January 16, 2008	270
Colonial Grand at Old Town Scottsdale North	Phoenix, AZ	January 31, 2007	208
Colonial Grand at Old Town Scottsdale South	Phoenix, AZ	January 31, 2007	264
Colonial Grand at Inverness Commons	Phoenix, AZ	March 1, 2007	300
Merritt at Godley Station	Savannah, GA	May 1, 2007	312
Colonial Village at Willow Creek	Dallas, TX	May 31, 2006	478
Colonial Grand at McDaniel Farm	Atlanta, GA	May 31, 2006	424
Colonial Village at Shoal Creek	Dallas, TX	June 1, 2006	408
Colonial Village at Chancellor Park	Charlotte, NC	June 30, 2006	340
Colonial Grand at Scottsdale	Phoenix, AZ	July 31, 2006	180
Colonial Grand at Pleasant Hill	Atlanta, GA	August 31, 2006	502
Colonial Grand at Shiloh	Atlanta, GA	September 8, 2006	498
Colonial Village at Oakend	Dallas, TX	September 28, 2006	426
Colonial Grand at University Center	Charlotte, NC	November 1, 2006	156
Colonial Grand at Cypress Cove	Charleston, SC	December 28, 2006	264
     Results of operations of these properties, subsequent to their respective acquisition dates, are included in the consolidated financial statements of CRLP. The cash paid to acquire these properties is included in the consolidated statements of cash flows. CRLP has accounted for its acquisitions in 2008, 2007 and 2006 in accordance with SFAS 141. The property acquisitions during 2008, 2007 and 2006 are comprised of the following:

	(in thousands)
	2008	2007	2006

Assets purchased:
Land, buildings, and equipment	$22,297	$144,229	$348,545
Other assets	—	522	3,796

	22,297	144,751	352,341
Notes and mortgages assumed	(14,700)	(18,944)	—
Other liabilities assumed or recorded	(228)	(407)	(2,035)

Cash paid	$7,369	$125,400	$350,306

In addition to the acquisition of the operating properties mentioned above, CRLP acquired certain parcels of land to be utilized for future development opportunities.
     The following unaudited pro forma financial information for the years ended December 31, 2008, 2007 and 2006, give effect to the above operating property acquisitions as if they had occurred at the beginning of the periods presented. The information for the year ended December 31, 2008 includes pro forma results for the months during the year prior to the acquisition date and actual results from the date of acquisition through the end of the year. The pro forma results are not intended to be indicative of the results of future operations.

	***** Pro Forma (Unaudited) *****
	Year	Year	Year
	Ended December 31,	Ended December 31,	Ended December 31,
In thousands, except per unit data	2008	2007	2006

Total revenue	$344,586	$406,097	$481,252

Net income (loss) available to common unitholders	$(66,670)	$54,960	$223,995

Net income (loss) per common unit — dilutive	$(1.17)	$0.97	$3.95

     Property Dispositions — Continuing Operations
     During 2008, 2007 and 2006, CRLP sold various consolidated parcels of land located adjacent to its existing properties for an aggregate sales price of $16.6 million, $15.2 million and $25.9 million, respectively, which were used to repay a portion of the borrowings under CRLP’s unsecured credit facility and to support its investment activities and for general corporate purposes.
     During 2008, CRLP sold its interests in seven multifamily apartment communities representing approximately 1,751 units, its 15% interest in one office asset representing 0.2 million square feet and its 10% interest in the GPT/Colonial Retail Joint Venture, which included six retail malls totaling an aggregate 3.9 million square feet, including anchor-owned square footage. CRLP’s interests in these properties were sold for approximately $59.7 million. The gains from the sales of these interests are included in “Income from partially-owned unconsolidated entities” in CRLP’s Consolidated Statements of Operations and Comprehensive Income (Loss) (see Note 10).
     During 2007, in addition to the joint venture transactions discussed in Note 10, CRLP sold a majority interest in three development properties representing a total of 786,500 square feet, including anchor-owned square footage. CRLP’s interests in these properties were sold for approximately $93.8 million (see Development Dispositions below). Also during 2007, CRLP sold a wholly-owned retail asset containing 131,300 square feet. CRLP’s interest in this property was sold for approximately $20.6 million. Because CRLP retained management and leasing responsibilities for this property, the gain on the sale was included in continuing operations.
     During 2006, CRLP sold an 85% interest in an office complex representing approximately 877,000 square feet to a joint venture formed by CRLP and unrelated parties for approximately $140.6 million. CRLP continues to manage the properties and accounts for its 15% interest in this joint venture as an equity investment. The gain on the sale of CRLP’s 85% interest is included in “Gains from sales of property” in CRLP’s Consolidated Statements of Operations and Comprehensive Income (Loss). CRLP also sold a wholly-owned office property containing 76,000 square feet for a total sales price of $13.7 million and two wholly-owned retail properties representing approximately 1.0 million square feet for a total sales price of approximately $90.0 million. Because CRLP retained management and leasing responsibilities for these three properties, the gains on the sales are included in continuing operations.
     Also during 2006, CRLP sold its interests in 20 multifamily apartment communities representing approximately 4,985 units, including 16 that were part of the DRA Southwest Partnership, and its interests in six office assets representing 2.1 million square feet, all of which were part of the DRA/CRT joint venture. CRLP’s interests in these properties were sold for approximately $155.1 million. The gains from the sales of these interests are included in “Income from partially-owned unconsolidated entities” in CRLP’s Consolidated Statements of Operations and Comprehensive Income (Loss)(see Note 10).
     Also during 2006, CRLP sold 90% of its interest in four retail properties representing approximately 0.7 million square feet to a joint venture formed by CRLP and unrelated parties for approximately $114.6 million. CRLP continues to manage the properties and accounted for its 10% interest in this joint venture as an equity investment. The remaining 10% interest was sold in December 2006 for approximately $7.3 million. The gain on the sale of CRLP’s 90% interest is included in “Gains from sales of property” in CRLP’s Statements of Operations and Comprehensive Income (Loss) and the gain from the sale of the remaining 10% interest is included in “Income from partially-owned unconsolidated entities” in CRLP’s Consolidated Statements of Operations and Comprehensive Income (Loss) (see Note 10).
     Property Dispositions — Discontinued Operations
     During 2008, CRLP sold six wholly-owned multifamily apartment communities representing 1,746 units for a total cost of approximately $139.5 million. CRLP also sold a wholly-owned office property containing 37,000 square feet for a total sales price of $3.1 million. The proceeds were used to repay a portion of the borrowings under CRLP’s unsecured credit facility and fund future investments and for general corporate purposes.
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
     In some cases, CRLP uses disposition proceeds to fund investment activities through tax-deferred exchanges under Section 1031 of the Internal Revenue Code. Certain of the proceeds described above were received into temporary cash accounts pending the fulfillment of Section 1031 exchange requirements. Subsequently, a portion of the funds were utilized to fund investment activities. CRLP incurred an income tax indemnity payment in the fourth quarter of 2008 of approximately $1.3 million with respect to the decision not to reinvest sales proceeds from a previously tax deferred property exchange that was originally expected to occur in the fourth quarter of 2008. The payment was a requirement under a contribution agreement between CRLP and existing holders of units in CRLP.
     In accordance with SFAS No. 144, net income (loss) and gain (loss) on disposition of operating properties sold through December 31, 2008, in which CRLP does not maintain continuing involvement, are reflected in its Consolidated Statements of Operations and Comprehensive Income (Loss) on a comparative basis as “Income from discontinued operations” for the years ended December 31, 2008, 2007 and 2006. Following is a listing of the properties CRLP disposed of in 2008, 2007 and 2006 that are classified as discontinued operations:

			Units/Square
Property	Location	Date	Feet
			(unaudited)
Multifamily
Colonial Grand at Hunter’s Creek	Orlando, FL	September 2008	496
Colonial Grand at Shelby Farms I & II	Memphis, TN	June 2008	450
Colonial Village at Bear Creek	Fort Worth, TX	June 2008	120
Colonial Village at Pear Ridge	Dallas, TX	June 2008	242
Colonial Village at Bedford	Fort Worth, TX	June 2008	238
Cottonwood Crossing	Fort Worth, TX	June 2008	200
Beacon Hill	Charlotte, NC	January 2007	349
Clarion Crossing	Raleigh, NC	January 2007	260
Colonial Grand at Enclave	Atlanta, GA	January 2007	200
Colonial Village at Poplar Place	Atlanta, GA	January 2007	324
Colonial Village at Regency Place	Raleigh, NC	January 2007	180
Colonial Village at Spring Lake	Atlanta, GA	January 2007	188
Colonial Village at Timothy Woods	Athens, GA	January 2007	204
Colonial Grand at Promenade	Montgomery, AL	February 2007	384
Mayflower Seaside	Virginia Beach, VA	June 2007	265
Cape Landing	Myrtle Beach, SC	June 2007	288
Colonial Grand at Natchez Trace	Jackson, MS	June 2007	328
Colonial Grand at The Reservoir	Jackson, MS	June 2007	170
Stonebrook	Atlanta, GA	July 2007	188
The Timbers	Raleigh, NC	January 2006	176
Summerwalk	Charlotte, NC	January 2006	160
Colonial Grand at Whitemarsh	Savannah, GA	January 2006	352
Colonial Village at Stone Brook	Atlanta, GA	January 2006	188
Colonial Village at Remington Place	Raleigh, NC	January 2006	136
Colonial Village at Paces Glen	Charlotte, NC	January 2006	172
Colonial Village at Caledon Woods	Greenville, SC	January 2006	350
The Trestles	Raleigh, NC	March 2006	280
The Meadows I, II & III	Asheville, NC	March 2006	392
Copper Crossing	Fort Worth, TX	March 2006	400
Colonial Village at Estrada	Dallas, TX	March 2006	248
Arbor Trace	Norfolk, VA	April 2006	148
Colonial Village at Haverhill	San Antonio, TX	October 2006	322
Colonial Grand at Galleria	Birmingham, AL	December 2006	1,080
Colonial Grand at Riverchase	Birmingham, AL	December 2006	468
Colonial Village at Research Park	Huntsville, AL	December 2006	736

Office
250 Commerce Center	Montgomery, AL	February 2008	37,000
Colonial Center at Mansell Overlook	Atlanta, GA	September 2007	188,478
Colonial Bank Centre	Miami, FL	September 2006	235,500
Interstate Park	Montgomery, AL	November 2006	227,000

Retail (1)
Rivermont Shopping Center	Chattanooga, TN	February 2007	73,481
Colonial Shoppes Yadkinville	Yadkinville, NC	March 2007	90,917
Colonial Shoppes Wekiva	Orlando, FL	May 2007	208,568
Village on the Parkway	Dallas, TX	July 2007	381,166
Britt David Shopping Center	Columbus, GA	July 2007	102,564
Colonial Mall Decatur	Huntsville, AL	July 2007	576,098
Colonial Mall Lakeshore	Gainesville, GA	July 2007	518,290
Colonial Mall Staunton	Staunton, VA	July 2007	423,967
Colonial Mayberry Mall	Mount Airy, NC	July 2007	206,940
Colonial Promenade Montgomery	Montgomery, AL	July 2007	209,114
Colonial Promenade Montgomery North	Montgomery, AL	July 2007	209,912
Colonial Shoppes Bellwood	Montgomery, AL	July 2007	88,482
Colonial Shoppes McGehee Place	Montgomery, AL	July 2007	98,255
Colonial Shoppes Quaker Village	Greensboro, NC	July 2007	102,223
Olde Town Shopping Center	Montgomery, AL	July 2007	38,660

(1)	Square footage includes anchor-owned square footage.

     Development Dispositions
     During 2008, CRLP recorded gains on sales of commercial developments totaling $1.7 million, net of income taxes. This amount relates to changes in development cost estimates, including stock-based compensation costs, which were capitalized into certain of CRLP’s commercial developments that were sold in previous periods.
     In addition, CRLP recorded a gain on sale of $2.8 million ($1.7 million net of income taxes) from the Colonial Grand at Shelby Farms II multifamily expansion phase development as discussed in Property Dispositions — Discontinued Operations.
     During December 2007, CRLP sold 95% of its interest in Colonial Promenade Alabaster II and two build-to-suit outparcels at Colonial Pinnacle Tutwiler II (hhgregg & Havertys) to a joint venture between CRLP and Watson LLC (Watson). The retail assets include 418,500 square feet, including anchor-owned square-footage, and are located in Birmingham, Alabama. CRLP’s interest was sold for approximately $48.1 million. CRLP recognized a gain of approximately $8.3 million after tax and minority interest on the sale. CRLP’s remaining 5% investment in the partnership is comprised of $0.5 million in contributed property and $2.0 million of newly issued mortgage debt. The proceeds from the sale were used to fund other developments and for other general corporate purposes. Because CRLP retained an interest in these properties and management and leasing responsibilities for these properties, the gain on the sale was included in continuing operations.
     During July 2007, CRLP sold 85% of its interest in Colonial Pinnacle Craft Farms I located in Gulf Shores, Alabama. The retail shopping center development includes 368,000 square feet, including anchor-owned square-footage. CRLP sold its 85% interest for approximately $45.7 million and recognized a gain of approximately $4.2 million, after income tax, from the sale. The proceeds from the sale are expected to be used to fund developments and for other general corporate purposes. Because CRLP retained an interest in this property, the gain on the sale was included in continuing operations.
     During December 2006, CRLP sold Colonial Pinnacle Tutwiler Farm located in Birmingham, Alabama. The retail shopping center development includes 450,000 square feet, including anchor-owned square footage. CRLP sold the development for approximately $54.4 million and recognized a gain of approximately $20.5 million from the sale. The proceeds from the sale were used to fund other investment activities. Because CRLP sold this property outright, gains from the sale of this property are included in “Income from discontinued operations” on CRLP’s Consolidated Statements of Operations and Comprehensive Income (Loss).
     Held for Sale
     CRLP classifies real estate assets as held for sale, only after CRLP has received approval by its internal investment committee, has commenced an active program to sell the assets, and in the opinion of CRLP’s management it is probable the asset will sell within the next 12 months.
     At December 31, 2008, CRLP had classified two retail assets, two condominium conversion properties and six for-sale developments as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheets at $37.2 million, $0.8 million and $64.7 million, respectively, at December 31, 2008, which represents the lower of depreciated cost or fair value less costs to sell. Depreciation and amortization expense not recorded for the year ended December 31, 2008 related to assets classified as held for sale at December 31, 2008 was $0.4 million and $0.1 million, respectively. There was no depreciation or amortization expense suspended for the years ended December 31, 2007 or 2006 related to assets classified as held for sale at December 31, 2008.
     At December 31, 2007, CRLP had classified 16 multifamily assets and one office asset, two condominium conversion properties and two for-sale developments as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheets at $228.5 million, $2.9 million and $22.2 million at December 31, 2007, which represents the lower of depreciated cost or fair value less costs to sell.
     In accordance with SFAS No. 144, the operating results of properties (excluding condominium conversion properties not previously operated) designated as held for sale, are included in “Income from discontinued operations” on the Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented. Also, under the provisions of SFAS No. 144, the reserves, if any, to write down the carrying value of the real estate assets designated and classified as held for sale are also included in discontinued operations (excluding condominium conversion properties not previously operated). Additionally, under SFAS No. 144, any impairment losses on assets held for continuing use are included in continuing operations.

     Below is a summary of the operations of the properties sold during 2008, 2007 and 2006 and properties classified as held for sale as of December 31, 2008, that are classified as discontinued operations:

	(amounts in thousands)
	Year Ended December 31,
	2008	2007	2006

Property revenues:
Base rent	$12,643	$34,292	$100,937
Tenant recoveries	681	3,727	7,797
Other revenue	1,235	3,477	9,459

Total revenues	14,559	41,496	118,193

Property operating and maintenance expense	5,558	17,350	46,767
Impairment	2,025	2,500	—
Depreciation	799	4,475	23,184
Amortization	117	77	4,890

Total operating expenses	8,499	24,402	74,841
Interest expense	183	(3,169)	(12,574)
Interest income	—	7	33
Other	—	(2,409)	(915)
Income from discontinued operations before net gain on disposition of discontinued operations	6,243	11,523	29,896
Net gain on disposition of discontinued operations	46,052	91,218	134,619
Minority interest to limited partners	(95)	(3,989)	(2,591)

Income from discontinued operations	$52,200	$98,752	$161,924

7. For-Sale Activities
     During 2008, 2007 and 2006, CRLP, through CPSI, sold three, 262 and 607 condominium units, respectively, at its condominium conversion properties. During 2008, CRLP, through CPSI, also sold one residential lot and 76 condominium units at its for-sale residential development properties. During 2007, CRLP, through CPSI, also sold 14 residential lots and 101 condominium units at its for-sale residential development properties. During 2006, CRLP, through CPSI, sold five residential lots and 49 condominium units at its for-sale residential development properties. During 2008, 2007 and 2006, “Gains from sales of property” on the Consolidated Statements of Operations and Comprehensive Income (Loss) included $1.7 million ($1.1 million net of income taxes), $13.2 million ($10.6 million net of income taxes) and $33.9 million ($24.1 million net of income taxes), respectively, from these condominium conversion and for-sale residential sales. A summary of revenues and costs of condominium conversion and for-sale residential sales for 2008, 2007 and 2006 are as follows:

	Years Ended
	December 31,
(amounts in thousands)	2008	2007	2006
Condominium conversion revenues	$448	$51,073	$117,732
Condominium conversion costs	(401)	(40,972)	(86,614)

Gains on condominium conversion sales, before minority interest and income taxes	47	10,101	31,118

For-sale residential revenues	17,851	26,153	12,513
For-sale residential costs	(16,226)	(23,016)	(9,683)

Gains on for-sale residential sales, before minority interest and income taxes	1,625	3,137	2,830

Minority interest	—	250	(1,967)
Provision for income taxes	(552)	(2,630)	(9,825)

Gains on condominium conversion and for-sale residential sales, net of minority interest and income taxes	$1,120	$10,858	$22,156

     Completed for-sale residential projects of approximately $64.7 million and $22.2 million are reflected in real estate assets held for sale as of December 31, 2008 and 2007, respectively.
     The net gains on condominium unit sales are classified in discontinued operations if the related condominium property was previously operated by CRLP as an apartment community. For 2008, 2007 and 2006, gains on condominium unit sales, net of income taxes, of $0.1 million, $9.3 million and $21.9 million, respectively, are included in discontinued operations. Condominium conversion properties are reflected in the accompanying Consolidated Balance Sheets as part of “Real estate assets held for sale, net” and totaled $0.8 million and $2.9 million as of December 31, 2008 and 2007, respectively.
     During December 2006, through CPSI, CRLP sold an option to purchase land for a total sales price of $3.2 million. CRLP recognized a gain, net of income taxes, of $1.5 million on the sale, which is included in “Gains from sales of property” in CRLP’s Consolidated Statements of Operations and Comprehensive Income (Loss).
     For cash flow statement purposes, CRLP classifies capital expenditures for newly developed for-sale residential communities and for other condominium conversion communities in investing activities. Likewise, the proceeds from the sales of condominium units and other residential sales are also included in investing activities.
8. Land, Buildings and Equipment
     Land, buildings, and equipment consist of the following at December 31, 2008 and 2007:

		(in thousands)
	Useful Lives	2008	2007

Buildings	20 to 40 years	$2,196,792	$1,821,988
Furniture and fixtures	5 or 7 years	104,440	81,818
Equipment	3 or 5 years	32,064	26,024
Land improvements	10 or 15 years	184,501	159,622
Tenant improvements	Life of lease	42,076	41,234

		2,559,873	2,130,686
Accumulated depreciation		(406,444)	(290,118)

		2,153,429	1,840,568
Real estate assets held for sale, net		102,699	253,641
Land		337,904	300,378

		$2,594,032	$2,394,587

9. Undeveloped Land and Construction in Progress
     During 2008, CRLP completed the construction of seven wholly-owned and one partially-owned multifamily developments adding 1,781 apartment homes to the portfolio. These completed developments are:

		Units	Total Costs
	Location	(unaudited)	(in thousands)

Colonial Grand at Traditions (1)	Gulf Shores, AL	324	$13,938
Colonial Village at Cypress Village (2)(3)	Gulf Shores, AL	96	26,235
Colonial Village at Godley Lake	Savannah, GA	288	26,668
Colonial Grand at Ayrsley	Charlotte, NC	368	35,803
Colonial Grant at Huntersville	Charlotte, NC	250	26,031
Colonial Grand at Matthews Commons	Charlotte, NC	216	21,262
Enclave (2)(4)	Charlotte, NC	85	25,353
Colonial Grand at Shelby Farms II (5)	Memphis, TN	154	12,758

		1,781	$188,048

(1)	Represents 35% of development costs, as we are a 35% equity partner in this unconsolidated development.

(2)	These properties, formerly for-sale residential properties, are now multifamily apartment communities.

(3)	Total costs are presented net of $16.8 million impairment charge recorded during 2007.

(4)	Total costs are presented net of a $5.4 million impairment charge recorded during 2007.

(5)	This property was sold during June 2008 (see Note 6).
     In addition to the multifamily developments, CRLP completed the construction of five commercial assets in 2008 adding 338,000 square feet of office space and 479,000 square feet of retail space, excluding anchor-owned square footage, to the portfolio. The completed developments include:

		Total	Total
		Square Feet (1)	Cost
	Location	(unaudited)	(in thousands)

Office Properties
Colonial Center TownPark 400 (2)	Orlando, FL	176	$27,031
Metropolitan Midtown (2)(3)	Charlotte, NC	162	34,569

		338	61,600

Retail Properties
Colonial Promenade Fultondale (4)	Birmingham, AL	159	21,220
Metropolitan Midtown (2)(3)	Charlotte, NC	172	39,501
Colonial Promenade Smyrna (5)	Smyrna, TN	148	17,507

		479	$78,228

(1)	Square footage is presented in thousands and excludes anchor-owned square footage.

(2)	These projects are part of mixed-use developments.

(3)	Total costs are net of economic grant proceeds of approximately $8.3 million (present value).

(4)	This property was classified as “Real estate assets held for sale” on CRLP’s Balance Sheet as of December 31, 2008 and was subsequently sold in February 2009.

(5)	Represents 50% of the development costs, as we are a 50% equity partner in this unconsolidated development.
     During 2008, CRLP completed Grander, a 26-unit residential development located in Gulf Shores, Alabama. Total project cost for this for-sale residential development was approximately $11.1 million, net of a $6.7 million and $4.3 million impairment charge recorded during 2008 and 2007, respectively. Regents Park (Phase I), a 23-unit townhome development located in Atlanta, Georgia, was also completed. Total project cost for this for-sale residential development was approximately $35.3 million, net of a $14.8 million and $1.2 million impairment charge recorded during 2008 and 2007, respectively. CRLP also completed Metropolitan, a 101-unit condominium development located in Charlotte, North Carolina. Total project cost for this development was approximately $36.2 million, net of a $9.1 million impairment charge recorded during 2008 and $4.0 million, of the $12.3 million, of economic grant proceeds related to the condominium portion of Metropolitan. CRLP also completed 59 lots at Whitehouse Creek, formerly Spanish Oaks, a residential lot development located in Mobile, Alabama with a total project cost of $2.5 million. These for-sale residential assets and lot development were classified as “Real estate assets held for sale” on CRLP’s Balance Sheet as of December 31, 2008.
     CRLP has postponed the lot developments of Colonial Traditions at Gulf Shores and Cypress Village, both of which are located in Gulf Shores, Alabama, until market conditions improve.
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
     During 2007, CRLP completed the development of six commercial assets adding 429,000 square feet of office space and 436,000 square feet of retail space, excluding anchor-owned square footage, to the portfolio. These office developments, Colonial Center Brookwood located in Birmingham, Alabama, Northrop Grumman located in Huntsville, Alabama and Colonial Center TownPark 300 located in Orlando, Florida had an aggregate total cost of approximately $81.4 million. These retail assets, Colonial Pinnacle Tutwiler Farm II and Colonial Promenade Alabaster II located in Birmingham and Colonial Pinnacle Craft Farms I located in Gulf Shores, Alabama had an aggregate total cost of $79.7 million. All three of the completed retail assets were sold during 2007 (see Note 6 — Development Dispositions).
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
     CRLP’s ongoing consolidated development projects are in various stages of the development cycle. Active developments as of December 31, 2008 consist of:

		Total
		Units/			Costs
		Square		Estimated	Capitalized
		Feet (1)	Estimated	Total Costs	to Date
	Location	(unaudited)	Completion	(in thousands)	(in thousands)

Multifamily Projects:
Colonial Grand at Desert Vista	Las Vegas, NV	380	2009	53,000	$42,463
Colonial Grand at Ashton Oaks	Austin, TX	362	2009	35,300	28,316
Colonial Grand at Onion Creek	Austin, TX	300	2009	32,300	32,000

Retail Projects:
Colonial Promenade Tannehill (2)	Birmingham, AL	350	2009	8,900	5,633

Construction in Progress for Active Developments					$108,412

(1)	Square footage is presented in thousands. Square footage for the retail assets excludes anchor-owned square-footage.

(2)	Total cost and development costs recorded through December 31, 2008 have been reduced by $44.7 million for the portion of the development that was placed into service during 2008. Total cost for this project is expected to be approximately $53.6 million, of which, $6.4 million is expected to be received from the city as reimbursement for infrastructure costs.

     Interest capitalized on construction in progress during 2008, 2007 and 2006 was $25.0 million, $27.1 million and $17.1 million, respectively.
     There are no for-sale residential projects actively under development as of December 31, 2008. For-sale residential projects actively under development of $96.0 million (net of a $42.1 million non-cash impairment charge related to wholly-owned for-sale properties) as of December 31, 2007, are reflected as “Undeveloped land and construction in progress” in the accompanying Consolidated Balance Sheets.
     CRLP owns approximately $151.2 million of land parcels that are held for future developments. CRLP expects to defer developments of land parcels held for future development (other than land parcels held for future sale and for-sale residential and mixed-use developments , which CRLP plans to sell, as further discussed in Note 5) until the economy improves. These developments and undeveloped land include:

			Costs
		Total Units/	Capitalized
		Square Feet (1)	to Date
	Location	(unaudited)	(in thousands)

Multifamily Projects:
Colonial Grand at Sweetwater	Phoenix, AZ	195	$7,281
Colonial Grand at Thunderbird	Phoenix, AZ	244	8,368
Colonial Grand at Randal Park (2)	Orlando, FL	750	13,604
Colonial Grand at Hampton Preserve	Tampa, FL	486	14,320
Colonial Grand at South End	Charlotte, NC	353	12,046
Colonial Grand at Wakefield	Raleigh, NC	369	7,210
Colonial Grand at Azure	Las Vegas, NV	188	7,728
Colonial Grand at Cityway	Austin, TX	320	4,967

Retail
Colonial Pinnacle Craft Farms II (2)	Gulf Shores, AL	74	2,027
Colonial Promenade Huntsville	Huntsville, AL	111	9,527
Colonial Promenade Nor du Lac (3)	Covington, LA	497	34,029

Other Projects and Undeveloped Land
Multifamily			6,714
Office			2,880
Retail			5,502
For-Sale Residential (4)			43,119
Mixed-Use (5)			92,942

Consolidated Construction in Progress			$272,264

(1)	Square footage is presented in thousands. Square footage for the retail assets excludes anchor-owned square-footage.

(2)	These projects are part of mixed-use developments.

(3)	Costs capitalized to date are net of a $19.3 million impairment charge (see Note 5) and excludes $24.0 million of community development district special assessment bonds.

(4)	Costs capitalized to date are net of a $6.5 million impairment charge recorded during 2008 and a $14.8 million impairment charge recorded during 2007.

(5)	Costs capitalized to date are net of a $29.7 million impairment charge recorded during 2008.

10. Investment in Partially-Owned Entities and Other Arrangements
     Investments in Consolidated Partially-Owned Entities
     During the third quarter of 2008, CRLP converted its outstanding note receivable due from the Regents Park Joint Venture (Phase I) to preferred equity after the Regents Park Joint Venture defaulted on this note receivable. CRLP negotiated amendments to the operating agreement for the joint venture such that the $29.5 million outstanding balance of the note receivable, as well as all of CRLP’s original equity of $3.0 million (plus a preferred return) will receive priority distributions over the joint venture partner’s original equity of $4.5 million (plus a preferred return). CRLP also amended the Joint Venture operating agreement to expressly grant CRLP control rights with respect to the management and future funding of this project. As a result of the foregoing, CRLP began consolidating this joint venture in its financial statements as of September 30, 2008.
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
     Investments in Unconsolidated Partially-Owned Entities
     Investments in unconsolidated partially-owned entities at December 31, 2008 and 2007 consisted of the following:

			(in thousands)
	Percent		December 31,	December 31,
	Owned		2008	2007

Multifamily:
Arbors at Windsor Lake, Columbia, SC	—	(1)	$—	$569
Auberry at Twin Creeks, Dallas, TX	—	(2)	—	702
Belterra, Ft. Worth, TX	10.00%		616	708
Carter Regents Park, Atlanta, GA	40.00	%(3)	3,424	5,282
CG at Huntcliff, Atlanta, GA	20.00%		1,894	2,138
CG at McKinney, Dallas, TX (Development)	25.00%		1,521	1,003
CG at Research Park, Raleigh, NC	20.00%		1,053	1,197
CG at Traditions, Gulf Shores, AL (Development)	35.00%		570	1,591
CMS / Colonial Joint Venture I	15.00%		289	435
CMS / Colonial Joint Venture II	15.00	%(4)	(461)	(419)
CMS Florida	25.00%		(561)	(338)
CMS Tennessee	25.00%		114	258
CMS V/CG at Canyon Creek, Austin, TX	25.00%		638	1,226
CV at Matthews, Charlotte, NC	—	(5)	—	1,004
DRA Alabama	10.00	%(6)	921	2,260
DRA Cunningham, Austin, TX	20.00%		896	969
DRA CV at Cary, Raleigh, NC	20.00%		1,752	2,026
DRA The Grove at Riverchase, Birmingham, AL	20.00%		1,291	1,409
Fairmont at Fossil Creek, Fort Worth, TX	—	(7)	—	567
Park Crossing, Fairfield, CA	—	(8)	—	797
Stone Ridge, Columbia, SC	—	(9)	—	451

Total Multifamily			13,957	23,835

Office:
600 Building Partnership, Birmingham, AL	33.33%		118	76
Colonial Center Mansell JV	15.00%		727	1,377
DRA / CLP JV	15.00	%(10)	(10,976)	(6,603)
DRA / CRT JV	15.00	%(11)	24,091	23,365
Huntville TIC, Huntsville, AL	10.00	%(12)	(3,746)	7,922

Total Office			10,214	26,137

Retail:
Colonial Promenade Alabaster II/Tutwiler II, Birmingham, AL	5.00%		(173)	(107)
Colonial Promenade Craft Farms, Gulf Shores, AL	15.00%		823	1,300
Colonial Promenade Madison, Huntsville, AL	25.00%		2,187	2,258
Colonial Promenade Smyrna, Smyrna, TN	50.00%		2,378	2,297
GPT / Colonial Retail JV	—	(13)	—	(5,021)
Highway 150, LLC, Birmingham, AL	10.00%		67	64
OZRE JV	17.10%	(14)	(7,579)	(6,204)
Parkside Drive LLC I, Knoxville, TN	50.00%		4,673	6,898
Parkside Drive LLC II, Knoxville, TN (Development)	50.00%		6,842	6,270
Parkway Place Limited Partnership, Huntsville, AL	50.00	%(15)	10,690	10,342

			19,908	18,097

Other:
Colonial / Polar-BEK Management Company, Birmingham, AL	50.00%		33	28
Heathrow, Orlando, FL	50.00%		2,109	1,585

			2,142	1,613

			$46,221	$69,682

Footnotes on following page

(1)	CRLP sold its 10% interest in Arbors at Windsor Lake during January 2008.

(2)	CRLP sold its 15% interest in Auberry at Twin Creeks during January 2008.

(3)	CRLP began consolidating the Regents Park Joint Venture (Phase I) in its financial statements as of September 30, 2008. The Regents Park Joint Venture (Phase II) consists of undeveloped land.

(4)	The CMS/Colonial Joint Venture II holds one property in which CRLP has a 15% partnership interest.

(5)	CRLP acquired the remaining 75% interest in Colonial Village at Matthews during January 2008 (see Note 6).

(6)	The DRA Alabama sold its 10% interest in Madison at Shoal Run and Meadows of Brook Highland during December 2008. The JV only has one property as of December 31, 2008.

(7)	CRLP sold its 15% interest in Fairmont at Fossil Creek during January 2008.

(8)	CRLP sold its 10% interest in Park Crossing during February 2008.

(9)	CRLP sold its 10% interest in Stone Ridge during June 2008.

(10)	As of December 31, 2008, this joint venture included 16 office properties and 2 retail properties located in Birmingham, Alabama; Orlando and Tampa, Florida; Atlanta, Georgia; Charlotte, North Carolina and Austin, Texas. Amount includes the value of CRLP’s investment of approximately $23.2 million, offset by the excess basis difference on the June 2007 joint venture transaction (see Note 2) of approximately $34.1 million, which is being amortized over the life of the properties.

(11)	As of December 31, 2008, this joint venture included 17 properties located in Ft. Lauderdale, Jacksonville and Orlando, Florida; Atlanta, Georgia; Charlotte, North Carolina; Memphis, Tennessee and Houston, Texas. CRLP sold its 15% interest in Decoverly, located in Rockville, Maryland, during May 2008.

(12)	Amount includes CRLP’s investment of approximately $3.8 million, offset by the excess basis difference on the transaction of approximately $7.5 million, which is being amortized over the life of the properties.

(13)	CRLP sold its 10% interest in GPT/ Colonial Retail JV during February 2008.

(14)	As of December 31, 2008, this joint venture included 11 retail properties located in Birmingham, Alabama; Jacksonville, Orlando, Punta Gorda and Tampa, Florida; Athens, Georgia and Houston, Texas. Amount includes the value of CRLP’s investment of approximately $9.0 million, offset by the excess basis difference on the June 2007 joint venture transaction of approximately $16.6 million, which is being amortized over the life of the properties. As of June 1, 2008, CRLP’s percentage ownership increased from 15.0% to 17.1% (see Note 2).

(15)	As of November 1, 2008, CRLP’s interest in Parkway Place limited partnership increased from 45.00% to 50.0%, due to a JV Partner executing a put option.
     During January and February 2008, CRLP disposed of its interests in four multifamily apartment communities, containing an aggregate of 884 units and an aggregate sales price of approximately $11.2 million, which represents CRLP’s share of the sales proceeds. The properties sold include:

		Units	Sales Price
	Location	(unaudited)	(in millions)
Park Crossing	Fairfield, CA	200	$3.4
Auberry at Twin Creek	Dallas, TX	216	3.2
Fairmont at Fossil Creek	Fort Worth, TX	240	3.2
Arbors at Windsor Lake	Columbia, SC	228	1.4

		884	$11.2

The proceeds from these dispositions were used to fund future investment activities and for general corporate purposes.
     During February 2008, CRLP disposed of its 10% interest in the GPT/Colonial Retail Joint Venture, which included six retail malls totaling an aggregate of 3.9 million square feet (including anchor-owned square footage). CRLP’s interest in this asset was sold for a total sales price of approximately $38.3 million. The proceeds from the sale were used to fund future investment activities and for general corporate purposes.
     During May 2008, the DRA/CRT joint venture distributed Decoverly, a 156,000 square foot office asset located in Rockville, Maryland, to its equity partners (85% to DRA and 15% to CRLP). Subsequently, DRA purchased CRLP’s 15% interest in the asset for approximately $5.4 million, including the assumption of $3.8 million of debt and $1.6 million in cash. The proceeds from the sale of this asset were used to fund future investment activities and for general corporate purposes.
     During June 2008, CRLP disposed of its 10% interest in Stone Ridge, a 191-unit multifamily apartment community located in Columbia, South Carolina. CRLP’s interest in this asset was sold for a total sales price of approximately $0.8 million. The proceeds were used to fund future investment activities and for general corporate purposes.
     During December 2008, CRLP disposed of its 10% interest in Madison at Shoal Run, a 276-unit multifamily apartment community, and Meadows of Brook Highland, a 400-unit multifamily apartment community, both of which are located in Birmingham, Alabama. CRLP’s interests in these assets were sold for a total sales price of $4.1 million and the proceeds will be used to fund future investment activities and for general corporate purposes.
     During 2008, CRLP disposed of a portion of its interest in the Huntsville TIC through a series of ten transactions. As a result of these transactions, CRLP’s interest was effectively reduced from 40.0% to 10.0%. Proceeds from sales totaled $15.7 million. The proceeds from the sale of this interest were used to repay a portion of the borrowings outstanding under CRLP’s unsecured line of credit.
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
     During June 2007, CRLP completed its office joint venture transaction with DRA. CRLP sold to DRA its 69.8% interest in the newly formed joint venture that became the owner of 24 office properties and two retail properties that were previously wholly-owned by CRLP. CRLP retained a 15% minority interest in the DRA/CLP JV, as well as the management and leasing responsibilities for the 26 properties owned by the DRA/CLP JV (see Note 2).
     During June 2007, CRLP completed its retail joint venture transaction with OZRE. CRLP sold to OZRE its 69.8% interest in the newly formed joint venture that became the owner of 11 retail properties that were previously wholly-owned by CRLP. CRLP retained a 15% minority interest in the OZRE JV as well as the management and leasing responsibilities for the 11 properties owned by the OZRE JV (see Note 2).
     During July 2007, CRLP sold 85% of its interest in Colonial Pinnacle Craft Farms I to a joint venture partner. The retail asset includes 243,000 square feet, excluding anchor-owned square footage, and is located in Gulf Shores, Alabama (see Note 6).
     During July 2007, the DRA/CRT JV disposed of Las Olas Centre, a 469,200 square foot office asset located in Fort Lauderdale, Florida. CRLP sold its 15% interest in the property for approximately $34.6 million and recognized a gain of approximately $6.6 million from the sale. The proceeds from the sale were used to repay the associated mortgage on the asset and to fund investment activity.
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
     During November 2007, the DRA/CLP JV disposed of nine office properties containing 1.7 million square feet located in Huntsville, Alabama for net proceeds of approximately $209 million (CRLP’s 15% interest in these assets totaled approximately $31.4 million). As part of the transaction, CRLP acquired a 40% interest (of which 30% is held by CPSI) in three separate tenancy in common (“TIC”) investments of the same nine office properties for a total acquisition price of $88.7 million, which included the issuance of $43.0 million of third-party financing and $30.4 million of ground lease financing. CRLP continues to manage the nine properties and intends to sell CPSI’s 30% ownership in each of these TIC investments during 2008 through offerings sponsored by Bluerock Real Estate, LLC (the 60% partner) to unrelated TIC investors and to retain CRLP’s 10% ownership interest.
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
     During December 2007, CRLP entered into a 20% joint venture with McDowell Properties to develop Colonial Grand at Lake Forest, a 529-unit multifamily apartment community located in Dallas, Texas. CRLP will act as the general contractor for this project and will earn development / general contractor fees, which will be recognized as earned according to the terms of the construction and development agreement. CRLP’s initial equity investment was approximately $1.3 million. The total cost of the development is expected to be approximately $62 million and will be funded primarily through a construction loan.
     Combined financial information for CRLP’s investments in unconsolidated partially-owned entities since the date of CRLP’s acquisitions is as follows:

	As of December 31,
(in thousands)	2008	2007

Balance Sheet
Assets
Land, building, & equipment, net	$3,130,487	$3,713,743
Construction in progress	57,441	106,098
Other assets	317,164	342,894

Total assets	$3,505,092	$4,162,735

Liabilities and Partners’ Equity
Notes payable (1)	$2,711,059	$3,224,146
Other liabilities	156,700	115,346
Partners’ Equity	637,333	823,243

Total liabilities and partners’ capital	$3,505,092	$4,162,735

Statement of Operations

(for the years ended)	2008	2007	2006

Revenues	$457,088	$425,115	$380,280
Operating expenses	(180,731)	(174,278)	(155,845)
Interest expense	(165,258)	(154,896)	(143,862)
Depreciation, amortization and other	(159,426)	(68,927)	87,613

Net income (loss) (2)	$(48,327)	$27,014	$168,186

Footnotes on following page

(1)	CRLP’s pro rata portion of indebtedness, as calculated based on ownership percentage, at December 31, 2008 and 2007 was $476.3 million and $544.2 million, respectively.

(2)	In addition to CRLP’s pro-rata share of income (loss) from partially-owned unconsolidated entities, “Income from partially-owned unconsolidated entities” of $12.5 million for the year ended December 31, 2008 includes gains on CRLP’s dispositions of joint-venture interests and amortization of basis differences which are not reflected in the table above.
     The following table summarizes balance sheet financial data of significant unconsolidated partially-owned entities in which CRLP had ownership interests as of December 31, 2008 and 2007 (dollar amounts in thousands):

	Total Assets		Total Debt		Total Equity
	2008	2007	2008	2007	2008	2007

DRA/CRT	$1,189,996	$1,248,807	$940,981	$993,264	$201,447	$202,162
DRA/CLP	927,397	973,861	741,907	741,907	153,962	194,210
OZRE	363,589	378,497	292,714	284,000	52,890	74,012
GPT (1)	—	374,498	—	322,776	—	43,982
Huntsville TIC (2)	224,644	160,478	107,540	107,540	36,112	49,980

	$2,705,626	$3,136,141	$2,083,142	$2,449,487	$444,411	$564,346

(1)	CRLP sold its interest in this joint venture in February 2008.

(2)	During 2008, CRLP reduced its interest in this joint venture from 40.0% to 10.0%.
     The following table summarizes income statement financial data of significant unconsolidated partially-owned entities in which CRLP had ownership interests for the years ended December 31, 2008, 2007 and 2006 (dollar amounts in thousands):

	Total Revenues			Net Income (Loss)			Share of Net Income (Loss)(1)
	2008	2007	2006	2008	2007	2006	2008	2007	2006

DRA/CRT (2)	$172,985	$170,433	$215,676	$(19,994)	$13,179	$(41,909)	$(1,694)	$2,941	$(6,286)
DRA/CLP	117,445	62,812	—	(17,892)	(1,682)	—	(398)	975	—
OZRE	34,607	18,695	—	(9,916)	(5,314)	—	(665)	(232)	—
GPT (3)	8,191	48,692	45,896	(1,752)	(13,403)	(9,581)	11,977	(917)	(958)
Huntsville TIC (4)	24,662	4,005	—	(10,809)	(1,018)	—	4,063	1,016	—

	$357,890	$304,637	$261,572	$(60,363)	$(8,238)	$(51,490)	$13,283	$3,783	$(7,244)

(1)	Includes amortization of excess basis differences, management fee eliminations and gains on sale.

(2)	Net Income for 2007 is attributable to the sale of Las Olas Centre and St. Petersburg Center. Gains on the sales of these assets were approximately $45.6 million.

(3)	CRLP sold its interest in this joint venture in February 2008 and recognized a gain of approximately $12.2 million.

(4)	CRLP sold a portion of its interest in this joint venture in a series of 10 transactions during 2008 and recognized a gain of approximately $6.0 million.
Investments in Variable Interest Entities
     CRLP evaluates all transactions and relationships with variable interest entities (VIEs) to determine whether CRLP is the primary beneficiary of the entities in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” (FIN 46R).
     An overall methodology for evaluating transactions and relationships under the VIE requirements includes the following two steps:
•	determine whether the entity meets the criteria to qualify as a VIE, and

•	determine whether CRLP is the primary beneficiary of the VIE.
     When evaluating whether an investment (or other transaction) qualifies as a VIE, the significant factors and judgments that CRLP considers consist of the following:

•	the design of the entity, including the nature of its risks and the purpose for which the entity was created, to determine the variability that the entity was designed to create and distribute to its interest holders;

•	the nature of CRLP’s involvement with the entity;

•	whether control of the entity may be achieved through arrangements that do not involve voting equity;

•	whether there is sufficient equity investment at risk to finance the activities of the entity;

•	whether parties other than the equity holders have the obligation to absorb expected losses or the right to receive residual returns; and

•	whether the voting rights and the economic rights are proportional.
     For each VIE identified, CRLP evaluates whether it is the primary beneficiary by considering the following significant factors and judgments:
•	whether CRLP’s variable interest absorbs the majority of the VIE’s expected losses,

•	whether CRLP’s variable interest receives the majority of the VIE’s expected returns, and

•	whether CRLP has the ability to make decisions that significantly affect the VIE’s results and activities.
     Based on CRLP’s evaluation of the above factors and judgments, as of December 31, 2008, CRLP does not have a controlling interest nor is CRLP the primary beneficiary of any VIEs for which there is a significant variable interest. Also, as of December 31, 2008, CRLP has interests in three VIEs with significant variable interests for which CRLP is not the primary beneficiary.
     Unconsolidated Variable Interest Entities
     As of December 31, 2008, CRLP has interests in three VIEs with significant variable interests for which CRLP is not the primary beneficiary. The following is summary information as of December 31, 2008 regarding these unconsolidated VIEs:
(in thousands)

			Maximum
	Carrying Amount	Potential Additonal	Exposure to
VIE	of Investment	Support Obligation	Loss

DRA/CRT JV	$24,091	$17,400	$41,491
CG at Canyon Creek	638	4,000	4,638
CG at Traditions	570	3,500	4,070
     With respect to CRLP’s investment in DRA/CRT JV, CRLP is entitled to receive distributions in excess of its ownership interest if certain target return thresholds are satisfied. In addition, during September 2005, in connection with the acquisition of CRT with DRA, CRLP fully guaranteed approximately $50.0 million of third-party financing obtained by the DRA/CRT JV with respect to 10 of the CRT properties. During 2006, seven of the ten properties were sold. The DRA/CRT JV is obligated to reimburse CRLP for any payments made under the guaranty before making distributions of cash flows or capital proceeds to the DRA/CRT JV partners. As of December 31, 2008, this guarantee, which matures in January 2010, has been reduced to $17.4 million, as a result of the pay down of the associated collateralized debt from the sales of assets.
     CRLP committed to guarantee up to $4.0 million of a $27.4 million construction loan obtained by the Colonial Grand at Canyon Creek Joint Venture, which represents a guaranty that is greater than CRLP’s proportionate interest in this joint venture. Accordingly, this investment qualifies as a VIE. However, CRLP has determined that it is remote that it would absorb a majority of the losses for this joint venture and, therefore, does not consolidate this investment.
     CRLP committed with its joint venture partner to guarantee up to $7.0 million of a $34.1 million construction loan obtained by the Colonial Grand at Traditions Joint Venture. CRLP and its joint venture partner each committed to provide 50% of the guarantee, which is different from the venture’s voting and economic interests. As a result, this investment qualifies as a VIE but CRLP has determined that it is remote that it would absorb a majority of the losses for this joint venture and, therefore, does not consolidate this investment.

11. Segment Information
     Since 2007, CRLP has had four operating segments: multifamily, office, retail and for-sale residential. Prior to 2007, CRLP had three operating segments: multifamily, office and retail. As a result of impairment charges recorded during the third quarter of 2007 and the fourth quarter of 2008 related to CRLP’s for-sale residential projects, CRLP’s for-sale residential operating segment met the quantitative threshold to be considered a reportable segment. Prior to 2007, the results of operations and assets of the for-sale residential segment were previously included in other income (expense) and in unallocated corporate assets, respectively, due to the insignificance of this operating segment in prior periods. CRLP also has expertise appropriate to each specific product type, which is responsible for acquiring, developing, managing and leasing properties within such segment. The pro-rata portion of the revenues, net operating income (“NOI”), and assets of the partially-owned unconsolidated entities that CRLP has entered into are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned unconsolidated entities are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method, and discontinued operations are reported separately. Management evaluates the performance of its multifamily, office and retail segments and allocates resources to them based on segment NOI. Segment NOI is defined as total property revenues, including unconsolidated partnerships and joint ventures, less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance and advertising). Management evaluates the performance of its for-sale residential business based on net gains / losses. Presented below is segment information, for the multifamily, office and retail segments, including the reconciliation of total segment revenues to total revenues and total segment NOI to income from continuing operations before minority interest for the years ended December 31, 2008, 2007 and 2006, and total segment assets to total assets as of December 31, 2008 and 2007. Additionally, CRLP’s net gains / losses on for-sale residential projects for the years ended December 31, 2008, 2007 and 2006 are presented below:

	For the Year Ended December 31,
(in thousands)	2008	2007	2006
Revenues:
Segment Revenues:
Multifamily	$314,567	$307,943	$320,520
Office	57,265	98,735	172,381
Retail	36,843	70,664	110,291

Total Segment Revenues	408,675	477,342	603,192

Partially-owned unconsolidated entities — Mfam	(8,605)	(10,287)	(18,906)
Partially-owned unconsolidated entities — Off	(49,687)	(41,392)	(33,736)
Partially-owned unconsolidated entities — Rtl	(20,132)	(19,028)	(14,497)
Construction revenues	10,137	38,448	30,484
Other non-property related revenue	18,629	19,352	17,693
Discontinued operations property revenues	(14,559)	(41,496)	(118,193)

Total Consolidated Revenues	344,458	422,939	466,037

NOI:
Segment NOI:
Multifamily	188,255	182,950	190,838
Office	34,868	62,496	112,616
Retail	25,953	48,738	79,321

Total Segment NOI	249,076	294,184	382,775

Partially-owned unconsolidated entities — Mfam	(4,221)	(4,964)	(10,813)
Partially-owned unconsolidated entities — Off	(29,513)	(24,170)	(20,416)
Partially-owned unconsolidated entities — Rtl	(14,384)	(13,042)	(9,897)
Other non-property related revenue	18,629	19,352	17,693
Discontinued operations property NOI	(6,976)	(21,646)	(71,426)
Impairment — discontinued ops (1)	(2,025)	(2,500)	—
Impairments — continuing ops (2)	(116,550)	(44,129)	(1,600)
Construction NOI	607	3,902	1,073
Property management expenses	(8,426)	(12,178)	(12,535)
General and administrative expenses	(23,326)	(25,650)	(20,181)
Management fee and other expenses	(15,316)	(15,673)	(12,575)
Restructuring charge	(1,028)	(3,019)	—
Investment and developments	(4,358)	(1,516)	(1,010)
Depreciation	(102,237)	(109,570)	(125,706)
Amortization	(3,275)	(10,582)	(17,843)

Income (Loss) from operations	(63,323)	28,799	97,539

Total other income (expense), net (3)	(39,495)	(49,528)	(7,365)

Income (Loss) before minority interest and discontinued operations	$(102,818)	$(20,729)	$90,174

	December 31,	December 31,
(in thousands)	2008	2007
Assets
Segment Assets
Multifamily	$2,473,262	$2,449,558
Office	126,721	82,630
Retail	276,193	149,933
For-Sale Residential	106,114	211,729

Total Segment Assets	2,982,290	2,893,850

Unallocated corporate assets (4)	172,211	335,787

	$3,154,501	$3,229,637

Footnotes on following page

(1)	The impairment charge recorded during 2008 is related to two of CRLP’s condominium conversion properties. The impairment charge recorded during 2007 is related to a retail asset sold during 2007.

(2)	During 2008, CRLP recorded a $114.9 million impairment charge related to CRLP’s for-sale residential business and certain development projects. Additionally, there was $1.7 million in casualty losses recorded as a result of fire damage at four multifamily apartment communities. Of the $44.1 million impairment charge presented in continuing operations in 2007, $43.3 million is related to CRLP’s for-sale residential business as a result of the deterioration in the single family housing market and dislocation in the mortgage market and $0.8 million is a result of fire damage sustained at two multifamily apartment communities.

(3)	For-sale residential activities including net gain on sales and income tax expense (benefit) are included in other income. (See table below for additional details on for-sale residential activities and also Note 7 related to for-sale activities).

(4)	Includes CRLP’s investment in partially-owned entities of $46,221 and $69,682 as of December 31, 2008 and 2007, respectively.
For-Sale Residential

	For the Year Ended December 31,
(in thousands)	2008	2007	2006

Gains on for-sale residential sales	$1,625	$3,137	$2,830
Impairment	(35,900)	(43,300)	(1,600)
Income tax benefit (expense) (1)	(562)	15,398	(1,404)

Income (loss) from for-sale residential sales	$(34,837)	$(24,765)	$(174)

(1)	CRLP has established a partial valuation allowance for the portion of the net deferred tax asset in excess of the amount that it is more likely than not of recovery (see Note 18).
12. Notes and Mortgages Payable
     Notes and mortgages payable at December 31, 2008 and 2007 consist of the following:

	(in thousands)
	2008	2007

Unsecured credit facility	$311,630	$39,316
Mortgages and other notes:
3.37% to 6.00%	755,786	714,197
6.01% to 7.50%	649,603	843,326
7.51% to 9.00%	45,000	45,000

	$1,762,019	$1,641,839

     During January 2008, CRLP, together with the Trust, added $175 million of additional borrowing capacity through the accordion feature of CRLP’s unsecured revolving credit facility (the “Credit Facility”) with Wachovia Bank, National Association, a subsidiary of Wells Fargo & Company (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association (“Wells Fargo”), Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. As a result, as of December 31, 2008, CRLP, with the Trust as guarantor, has a $675.0 million Credit Facility. The amended Credit Facility has an expiration date of June 21, 2012.
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
     Included in the Credit Facility, CRLP has a $35.0 million cash management line provided by Wachovia that will expire on June 15, 2012. The cash management line had an outstanding balance of $14.6 million as of December 31, 2008.

     The Credit Facility and cash management line, which is primarily used by CRLP to finance property acquisitions and developments, had an outstanding balance at December 31, 2008 of $311.6 million. The interest rate of the Credit Facility was 2.04% and 5.47% at December 31, 2008 and 2007, respectively.
     The Credit Facility contains various restrictions, representations, covenants and events of default that could preclude future borrowings (including future issuances of letters of credit) or trigger early repayment obligations, including, but not limited to the following: nonpayment; violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; failure to satisfy certain financial ratios; a material adverse change in the consolidated financial condition, results of operations, business or prospects of CRLP; and generally not paying CRLP’s debts as they become due. At December 31, 2008, CRLP was in compliance with these covenants. Specific financial ratios with which CRLP must comply pursuant to the Credit Facility consist of the Fixed Charge Coverage Ratio as well as the Debt to Total Asset Value Ratio. Both of these ratios are measured quarterly. The Fixed Charge ratio generally requires that CRLP’s earnings before interest, taxes, depreciation and amortization be at least equal 1.5 times CRLP’s Fixed Charges. Fixed Charges generally include interest payments (including capitalized interest) and preferred dividends. The Debt to Total Asset Value ratio generally requires CRLP’s debt to be less than 60% of its total asset value. CRLP does not anticipate any events of noncompliance with either of these ratios in 2009. The ongoing recession and continued uncertainty in the stock and credit markets may negatively impact CRLP’s ability to generate earnings sufficient to maintain compliance with these ratios and other debt covenants. However, given the ongoing recession and continued uncertainty in the stock and credit markets, there can be no assurance that we will be able to maintain compliance with these ratios and other debt covenants in the future, particularly if conditions worsen.
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
     During March 2008, CRLP refinanced mortgages associated with two of its multifamily apartment communities, Colonial Grand at Trinity Commons, a 462-unit apartment community located in Raleigh, North Carolina, and Colonial Grand at Wilmington, a 390-unit apartment community located in Wilmington, North Carolina. CRLP financed an aggregate of $57.6 million, at a weighted average interest rate of 5.4%. The loan proceeds were used to repay the mortgages of $29.0 million and the balance was used to pay down CRLP’s unsecured line of credit.
     During September 2008, CRLP refinanced a mortgage associated with Colonial Village at Timber Crest, a 282-unit apartment community located in Charlotte, North Carolina. Loan proceeds were $13.7 million, with a floating interest rate of LIBOR plus 292 basis points, which was 3.4% at December 31, 2008. The proceeds, along with additional borrowings of $0.6 million from CRLP’s Credit Facility, were used to repay the $14.3 million outstanding mortgage.
     In January 2008, the Board of Trustees of the Trust authorized the repurchase up to $50.0 million of CRLP’s outstanding unsecured senior notes. In April 2008, the Board of Trustees of the Trust authorized a senior note repurchase program to allow the repurchase up to $200.0 million of CRLP’s outstanding unsecured senior notes from time to time through December 31, 2009. In December 2008, the Board of Trustees of the Trust expanded the April 2008 repurchase program by an additional $300.0 million for a total repurchase authorization under the April 2008 repurchase program of $500.0 million. The senior notes may be repurchased from time to time in open market transactions or privately negotiated transactions, subject to applicable legal requirements, market conditions and other factors. The repurchase program does not obligate CRLP to repurchase any specific amounts of senior notes, and repurchases pursuant to the program may be suspended or resumed at any time without further notice or announcement.
     During 2008, CRLP repurchased $195.0 million of its outstanding unsecured senior notes in separate transactions at an average 9.1% discount to par value, which represents an 8.5% yield to maturity. As a result of the repurchases, CRLP recognized an aggregate gain of $16.0 million, which is included in “Gains (losses) on retirement of debt” on CRLP’s Consolidated Statements of Operations and Comprehensive Income (Loss). CRLP will continue to monitor the debt markets and repurchase certain senior notes that meet CRLP’s required criteria, as funds are available.
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

     During July 2007, CRLP repaid its outstanding $175 million 7.0% unsecured senior notes due July 2007 from proceeds received from asset sales.
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
     At December 31, 2008, CRLP had $1.7 billion in unsecured indebtedness including balances outstanding on its Credit Facility and certain other notes payable. The remainder of CRLP’s notes and mortgages payable are collateralized by the assignment of rents and leases of certain properties and assets with an aggregate net book value of approximately $139.5 million at December 31, 2008.
     The aggregate maturities of notes and mortgages payable, including CRLP’s Credit Facility at December 31, 2008, were as follows:

(in thousands)
2009	$681
2010	272,541
2011	100,728
2012 (1)	411,910
2013	113,756
Thereafter	862,403

$1,762,019

(1)	Year 2012 includes $311.6 million outstanding on CRLP’s credit facility as of December 31, 2008, which matures in June 2012.
     Based on borrowing rates available to CRLP for notes and mortgages payable with similar terms, the estimated fair value of CRLP’s notes and mortgages payable at December 31, 2008 and 2007 was approximately $1.5 billion and $1.7 billion, respectively.
     See Note 22 — “Subsequent Events” for additional financing activities.
13. Derivative Instruments
     SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, CRLP records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
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
     CRLP’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, CRLP primarily uses interest rate swaps (including forward starting interest rate swaps) and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. As of December 31, 2008 and 2007, CRLP had no outstanding interest rate swap agreements.
     At December 31, 2008 and 2007, there were no derivatives included in other assets. At December 31, 2006, derivatives with a fair value of $0.7 million were included in other assets. CRLP did not have a change in unrealized gains/(losses) in 2008. The change in net unrealized gains/(losses) of ($0.5) million in 2007 and $3.0 million in 2006 for derivatives designated as cash flow hedges is separately disclosed in the statements of changes in partners’ equity. At December 31, 2008 and 2007, there were no derivatives that were not designated as hedges. The change in fair value of derivatives not designated as hedges of $2.7 million is included in other income (expense) in 2006. There was no hedge ineffectiveness during 2008 and 2007. Hedge ineffectiveness of ($0.1) million on cash flow hedges due to index mismatches was recognized in other income during 2006. As of December 31, 2008, all of CRLP’s hedges are designated as cash flow hedges under SFAS No. 133, and CRLP does not enter into derivative transactions for speculative or trading purposes.
     Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to “Interest expense and debt cost amortization” as interest payments are made on CRLP’s hedged debt or to “Gains (losses) on hedging activities” at such time that the interest payments on the hedged debt become probable of not occurring as originally specified. A portion of the interest payments on the hedged debt became probable of not occurring as a result of CRLP’s bond repurchase program (see Note 12). The changes in accumulated other comprehensive income for reclassifications to “Interest expense and debt cost amortization” tied to interest payments made on the hedged debt was $0.5 million, $0.6 million and $0.5 million during 2008, 2007 and 2006, respectively. The changes in accumulated other comprehensive income for reclassification to “Gains (losses) on hedging activities” related to interest payments on the hedged debt that have been deemed no longer probable to occur as a result of repurchases under CRLP’s senior note repurchase program was $0.3 million during 2008, with no impact during 2007 and 2006.
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
     During February 2006, CRLP settled a $200.0 million forward starting interest rate swap and received a payment of approximately $4.3 million. This forward starting interest rate swap was in place to convert the floating rate payments on certain expected future debt obligations to a fixed rate. This derivative originally qualified for hedge accounting under SFAS No. 133. However, in December of 2005 as a result of a modification to the forecasted transaction, this derivative no longer qualified for hedge accounting. As a result, CRLP began treating this derivative as an economic hedge during 2005. Changes in the fair value of this derivative were recognized in earnings in other income (expense) and totaled approximately $2.7 million for the period of time the derivative was active during 2006. The fair value of this derivative at the time it no longer qualified for hedge accounting was approximately $1.5 million, which will remain in accumulated other comprehensive income and be reclassified to interest expense over the applicable period of the associated debt, which is approximately eight years at December 31, 2008.
     During June 2006, CRLP entered into a forward starting interest rate swap agreement to hedge the interest rate risk associated with a forecasted debt issuance that occurred on August 28, 2006. This interest rate swap agreement had a notional amount of $200 million, a fixed interest rate of 5.689%, and a maturity date of November 15, 2016. This interest rate swap agreement was settled concurrent with CRLP’s issuance of $275 million of debt in the senior notes offering completed August 28, 2006. The settlement resulted in a settlement payment of approximately $5.2 million by CRLP. This amount will remain in other comprehensive income and be reclassified to interest expense over the remaining term of the associated debt, which is approximately eight years at December 31, 2008. On August 15, 2006, CRLP also entered into a $75 million treasury lock agreement to hedge the interest rate risk associated with the remaining $75 million of senior notes issued on August 28, 2006. This treasury lock agreement was settled on August 28, 2006 for a settlement payment of approximately $0.1 million which will also remain in other comprehensive income and be reclassified to interest expense over the remaining life of the associated debt.
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
14. Capital Structure
     At December 31, 2008, the Trust controlled CRLP as the sole general partner and as the holder of 84.6% of the common units of CRLP. The limited partners of CRLP who hold redeemable or common units, are those persons (including certain officers and trustees) who, at the time of the initial public offering, elected to hold all or a portion of their interest in the form of units rather than receiving common shares of the Trust, or individuals from whom CRLP acquired certain properties, who elected to receive units in exchange for the properties. Redeemable units represent the number of outstanding limited partnership units as of the date of the applicable balance sheet, valued at the closing market value of the Trust’s common shares. Each redeemable unit may be redeemed by the holder thereof for either one common share or cash equal to the fair market value thereof at the time of such redemption, at the option of the Trust.
     The rollforward of redeemable units at redemption value for the year ended December 31, 2008 is as follows:

(in thousands)

Redemption value, December 31, 2007	$227,494

Net income available to common unitholders allocated to limited partners	(11,225)

Adjustment of limited partner common equity to redemption value	(142,457)

Redemption value, December 31, 2008	$73,812

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
15. Cash Contributions
     In April 2003, the Trust issued $125.0 million or 5,000,000 depositary shares, each representing 1/10 of a share of 8.125% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share (the “Series D Preferred Shares”). The depositary shares are currently callable by Trust and have a liquidation preference of $25.00 per depositary share. The depositary shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Trust.
     In January 2008, the Board of Trustees of the Trust authorized the repurchase of up to $25.0 million of the Trust’s 8 1/8% Series D preferred depositary shares in a limited number of separate, privately negotiated transactions. In October 2008, the Board of Trustees of the Trust authorized a repurchase program which allows the repurchase of up to an additional $25.0 million of the Trust’s outstanding 8 1/8% Series D preferred depositary shares over a 12 month period. In connection with the repurchase of the Series D Preferred Shares, the Board of Trustees of the Trust, as general partner of

CRLP, also authorized the repurchase of a number of Series D Cumulative Redeemable Preferred Units by CRLP corresponding to the number of Series D preferred shares of the Trust represented by such repurchased Series D Depositary Shares. The Series D preferred depositary shares may be repurchased from time to time over a 12 month period in open market purchases or privately negotiated transactions, subject to applicable legal requirements, market conditions and other factors. The repurchase program does not obligate the Trust to repurchase any specific amounts of preferred shares, and repurchases pursuant to the program may be suspended or resumed at any time without further notice or announcement. The Trust will continue to monitor the equity markets and repurchase preferred shares if the repurchases meet the required criteria, as funds are available. If the Trust were to repurchase outstanding Series D depositary shares, it would expect to record additional non-cash charges related to the write-off of Series D preferred issuance costs.
     During 2008, the Trust repurchased 988,750 of its outstanding 8 1/8% Series D preferred depositary shares in privately negotiated transactions for an aggregate purchase price of $24.0 million, at an average price of $24.17 per depositary share (and CRLP repurchased a number of Series D Preferred Units corresponding to the number of Series D preferred shares of the Trust represented by such repurchased Series D Depositary Shares). The Trust received an approximate $0.8 million discount to the liquidation preference price of $25.00 per depositary share on the repurchase and wrote-off approximately $0.9 million of issuance costs.
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
     In April 2005, in connection with the Cornerstone acquisition, the Trust issued 5,326,349 Series E preferred depositary shares each representing 1/100th of a 7.62% Series E Cumulative Redeemable Preferred Share of Beneficial Interest, liquidation preference $2,500 per share, of the Trust. In February 2006, the Board of Trustees of the Trust announced its authorization of the repurchase of up to $65.0 million of the Trust’s Series E Depositary Shares, each representing 1/100 of a share of its 7.62% Series E Cumulative Redeemable Preferred Shares. In connection with the repurchase of the Series E Preferred Shares, the Board of Trustees of the Trust, as general partner of CRLP, also authorized the repurchase of a corresponding amount of Series E Preferred Units, all of which were held by the Trust, as general partner of CRLP. During 2006, the Trust repurchased 1,135,935 million Series E depositary shares for a total cost of approximately $28.5 million. The Trust wrote off approximately $0.3 million of issuance costs associated with this redemption. In April 2007, the Board of Trustees of the Trust authorized the redemption of, and in May 2007 the Trust redeemed all of, its remaining outstanding 4,190,414 Series E depositary shares for a total cost of $104.8 million. In connection with the redemption of the remaining outstanding Series E Depositary Shares, the Board of Trustees of the Trust, as general partner of CRLP, also authorized the redemption of all outstanding Series E Preferred Units, all of which were held by the Trust as general partner of CRLP. In connection with this redemption, CRLP wrote off $0.3 million of associated issuance costs. The redemption price was $25.00 per Series E depositary share plus accrued and unpaid dividends for the period from April 1, 2007 through and including the redemption date, for an aggregate redemption price per Series E depositary share of $25.3175.
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
16. Share-based Compensation
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
Incentive Share Plans
     On March 7, 2008, the Board of Trustees of the Trust approved the 2008 Omnibus Incentive Plan (the “2008 Plan”). The 2008 Plan was approved by the Trust’s shareholders on April 23, 2008. The Third Amended and Restated Share Option and Restricted Share Plan (the “Prior Plan”) expired by its terms in April 2008. The 2008 Plan provides the Trust with the opportunity to grant long-term incentive awards to employees and non-employee directors, as well independent contractors, as appropriate. The 2008 Plan authorizes the grant of seven types of share-based awards — share options, restricted shares, unrestricted shares, share units, share appreciation rights, performance shares and performance units. Five million common shares were reserved for issuance under the 2008 Plan. At December 31, 2008, 4,028,193 common shares of the Trust were available for issuance under the 2008 Plan.
     In connection with the grant of options under the 2008 Plan, the Executive Compensation Committee of the Board of Trustees of the Trust determines the option exercise period and any vesting requirements. All outstanding options granted to date under the 2008 Plan and the Prior Plan have a term of ten years and vest over a periods ranging from one to five years. Similarly, restricted shares vest over a period ranging from one to five years.
     Compensation costs for share options have been valued on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option pricing model were as follows:

	For the Year Ending
	December 31,
	2008	2007	2006
Dividend yield	7.92%	5.76%	5.76%
Expected volatility	20.70%	19.42%	21.01%
Risk-free interest rate	3.77%	4.64%	5.11%
Expected option term (years)	7.1	7.2	7.5
     For this calculation, the expected dividend yield reflects the Trust’s current historical yield. Expected volatility was based on the historical volatility of the Trust’s common shares. The risk-free interest rate for the expected life of the options was based on the implied yields on the U.S Treasury yield curve. The weighted average expected option term was based on the Trust’s historical data for prior period share option exercises and forfeiture activity.
     During the year ended December 31, 2008, the Trust granted share options to purchase 215,279 common shares to its employees and trustees. For the years ended December 31, 2008, 2007 and 2006, the Trust recognized compensation expense related to share options of $0.3 million ($0.1 million of compensation expense related to share options was reversed due to the Trust’s restructuring), $0.7 million and $0.8 million, respectively. Upon the exercise of share options, the Trust issues common shares from authorized but unissued common shares. Total cash proceeds from exercise of stock options were $1.1 million, $2.4 million and $7.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.
     The following table presents a summary of share option activity under all plans for the year ended December 31, 2008:

	Options Outstanding
		Weighted Average
	Shares	Exercise Price (1)

Options outstanding, beginning of period	1,594,930	$24.65
Granted	215,279	23.56
Exercised	(57,075)	19.62
Forfeited	(228,749)	29.17

Options outstanding, end of period	1,524,385	$24.00

(1)	In connection with the special distribution paid by the Trust related to the recapitalization during 2007 (see Note 2), the exercise price of all of the Trust’s then outstanding options has been reduced by $10.63 per share for all periods presented as required under the terms of the Trust’s option plans.
     The weighted average grant date fair value of options granted in 2008, 2007 and 2006 was $1.40, $5.13 and $5.70, respectively. The total intrinsic value of options exercised during 2008, 2007 and 2006 was $0.5 million, $2.9 million and $4.1 million, respectively.
     As of December 31, 2008, the Trust had approximately 1.5 million share options outstanding with a weighted average exercise price of $24.00 and a weighted average remaining contractual life of 4.5 years. These share options outstanding did not have an intrinsic value as of December 31, 2008. The total number of exercisable options at December 31, 2008 was approximately 1.3 million. As of December 31, 2008, the weighted average exercise price of exercisable options was $23.27 and the weighted average remaining contractual life was 3.7 years for these exercisable options. These exercisable options did not have an aggregate intrinsic value at December 31, 2008. At December 31, 2008, there was $0.5 million of unrecognized compensation cost related to unvested share options, which is expected to be recognized over a weighted average period of 1.9 years.
     The following table presents the change in deferred compensation related to restricted share awards:

(amounts in thousands)

Balance, December 31, 2007	$8,349

Amortization of deferred compensation	(3,317)
Reversal of deferred compensation due to cancelled shares (1)	(2,956)
Issuance of restricted shares	4,516

Balance, December 31, 2008	$6,592

(1)	Of this amount, $2.6 million is attributable to the Trust’s restructuring during 2008.
     The following table presents the change in nonvested restricted share awards:

		Weighted Average
	For the Year Ended	Grant Date
	December 31, 2008	Fair Value

Nonvested Restricted Shares, December 31, 2007	419,609	$41.35

Granted	284,982	21.38
Vested	(123,123)	42.00
Cancelled/Forfeited	(172,931)	35.28

Nonvested Restricted Shares, December 31, 2008	408,537	$32.08

     The weighted average grant date fair value of restricted share awards issued during 2008, 2007 and 2006 was $21.38, $40.44 and $46.39, respectively. For the years ended December 31, 2008, 2007 and 2006, the Trust recognized compensation expense related to restricted share awards of $3.3 million ($1.0 million of compensation expense related to restricted share awards was reversed and $0.2 million was accelerated due to the Trust’s restructuring), $3.9 million and $3.0 million, respectively. For the years ended December 31, 2008, 2007 and 2006, the Trust separately capitalized $1.3 million, $5.4 million and $0.9 million, respectively, for restricted share awards granted in connection with certain real estate developments. The total intrinsic value for restricted share awards that vested during 2008, 2007 and 2006 was $2.6 million, $3.2 million and $3.2 million, respectively. At December 31, 2008, the unrecognized compensation cost related to nonvested restricted share awards is $6.6 million, which is expected to be recognized over a weighted average period of 2.0 years.
Adoption of Incentive Program
     On April 26, 2006, the Executive Compensation Committee of the Board of Trustees of the Trust adopted a new incentive program in which seven executive officers of the Trust participate. The program provides for the following awards:
•	the grant of a specified number of restricted shares, totaling approximately $6.3 million, which vest at the end of the five-year service period beginning on April 26, 2006 (the “Vesting Period”), and/or

•	an opportunity to earn a performance bonus, based on absolute and relative total shareholder return over a three-year period beginning January 1, 2006 and ending December 31, 2008 (the “Performance Period”).
     A participant’s restricted shares will be forfeited if the participant’s employment is terminated prior to the end of the Vesting Period. The compensation expense and deferred compensation related to these restricted shares is included in the restricted share disclosures above.
     A participant would forfeit his right to receive a performance payment if the participant’s employment were terminated prior to the end of the Performance Period, unless termination of employment resulted from the participant’s death or disability, in which case the participant (or the participant’s beneficiary) would earn a pro-rata portion of the applicable award. Performance payments, if earned, were payable in cash, common shares or a combination of the two. Each performance award has specified threshold, target and maximum payout amounts ranging from $5,000 to $6,000,000 per participant. The performance awards were valued with a binomial model by a third party valuation firm. The performance awards, which had a fair value on the grant date of $5.4 million ($4.9 million net of estimated forfeitures), were valued as equity awards tied to a market condition.
     On January 29, 2009, the Executive Compensation Committee of the Board of Trustees of the Trust confirmed the calculation of the payouts under the performance awards as of the end of the Performance Period for each of the remaining participants in the incentive program, and approved the form in which the performance awards are to be made. An aggregate of $299,000 was paid to the four remaining participants in cash that was withheld to satisfy applicable tax withholding, and the balance of the award was satisfied through the issuance of an aggregate of 69,055 common shares.
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
     To calculate Total Shareholder Return for each company that was defined by the Trust’s Board of Trustees as a peer, the Trust compared the projected December 31, 2008 stock price plus the expected cumulative dividends paid during the performance measurement period to the actual closing price on December 31, 2005. The last (normalized) dividend payment made for each such company in 2005 was annualized and this annual dividend amount was assumed to be paid in each year of the performance measurement period.

     Due to the fact that the form of payout (cash, common shares, or a combination of the two) is determined solely by the Board of Trustees of the Trust, and not the employee, the grant was valued as an equity award.
     For the years ended December 31, 2008, 2007 and 2006, the Trust recognized $1.4 million, $1.9 million and $1.3 million, respectively, of compensation expense attributable to the performance based share awards. As a result of the departure of certain grantees of performance based share awards, the Trust reduced compensation expense by $1.0 million during 2008. As of December 31, 2008, these awards have been fully expensed.
Employee Share Purchase Plan
     The Trust maintains an Employee Share Purchase Plan (the “Purchase Plan”). The Purchase Plan permits eligible employees of the Trust, through payroll deductions, to purchase common shares at market price. The Purchase Plan has no limit on the number of common shares that may be issued under the plan. The Trust issued 9,405, 3,725 and 2,652 common shares pursuant to the Purchase Plan during 2008, 2007 and 2006, respectively.
17. Employee Benefits
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
     During 2007, the Board of Trustees of the Trust approved the termination of its noncontributory defined benefit pension plan. Accordingly, during 2007, CRLP expensed $2.3 million in connection with this termination, including a one-time pension bonus of approximately $1.4 million. As of December 31, 2007, the termination of the pension plan was substantially complete. During 2008, CRLP made contributions to plan assets of $0.4 million. In addition, the remaining settlement payments of $0.5 million were paid in 2008 upon final determination from the IRS.
     The table below presents a summary of pension plan status as of December 31, 2007, as it relates to the employees of CRLP.

(in thousands)
Change in benefit obligation	2007
Benefit obligation at beginning of year	$15,662
Service cost	253
Interest cost	758
Curtailment (gain) loss	(4,087)
Settlment (gain) loss	(380)
Benefits paid	(134)
Settlement payments	(13,949)
Actuarial (gain) loss	2,592

Benefit obligation at end of year	$715

Change in plan assets
Fair value of plan assets at beginning of year	$10,317
Actual return on plan assets	718
Employer contributions	3,100
Benefits paid	(134)
Settlement payments	(13,949)

Fair value of plan assets at end of year	$52

Funded status	$(663)

     Amounts recognized in the consolidated balance as of December 31, 2007 consist of:

Amounts recognized in the consolidated balance sheets	(in thousands)
2007
Other liabilities	$(663)

Amounts recognized in accumulated other comprehensive income
2007
Net (gain) loss	$—
Prior service cost	—

Net amount recognized	$—

     CRLP’s accumulated benefit obligations as of December 31, 2007 are as follows:

(in thousands)	2007
Accumulated benefit obligation	$715
     Components of CRLP’s net periodic benefit cost for 2007 are as follows:

Components of Net Periodic Benefit Cost	(in thousands)
2007
Service cost	$253
Interest cost	758
Expected return on plan assets	(611)
Amortization of prior service cost	1
Amortization of net (gain) loss	22
Curtailment (gain) loss	33
Settlement (gain) loss	549

Net periodic benefit cost	$1,005

     Additional supplemental disclosures required by SFAS No. 158 are as follows:

Other Changes in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income	(in thousands)
2007
Net (gain) loss	$(2,581)
Prior service cost	(33)
Amortization of prior service cost	(1)

Total recognized in other comprehensive income	$(2,615)

Total recognized in net periodic benefit cost and other comprehensive income	$(1,610)

Estimated amortization from accumulated other comprehensive
income into net periodic pension cost over the next twelve months
(in thousands)
Amortization of net (gain) loss	$—
Amortization of prior service cost	$—
     The weighted-average assumptions used to determine benefit obligations and net costs are as follows:

2007
Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	5.00%
Rate of compensation increase	n/a

Weighted-average assumptions used to determine net cost for years ended December 31
Discount rate	5.00%
Expected long-term rate of return on plan assets	5.00%
Rate of compensation increase	3.00%
     The following table presents the cash flow activity of the pension plan during the years ending December 31, 2007 and 2006:

(in thousands)
Contributions	Employer
2006	$814
2007	$3,100

Benefit payments (including termination settlement payments)
2007	$14,084
401(k) Plan
     CRLP maintains a 401(k) plan covering substantially all eligible employees. At December 31, 2008, this plan provides, with certain restrictions, that employees may contribute a portion of their earnings with CRLP matching 100% of such contributions up to 4% and 50% on contributions between 4% and 6%, solely at its discretion. Prior to December 31, 2007, this plan provided, with certain restrictions, that employees may contribute a portion of their earnings with CRLP matching one-half of such contributions up to 6%, solely at its discretion. Contributions by CRLP were approximately $2.0 million, $1.0 million and $0.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.
18. Income Taxes
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
     Income tax expense of CPSI for the years ended December 31, 2008, 2007 and 2006 is comprised of the following:

		(in thousands)
	2008	2007	2006
Current tax expense (benefit):
Federal	$(10,417)	$7,929	$13,242
State	56	1,401	2,040

	(10,361)	9,330	15,282

Deferred tax expense (benefit):
Federal	11,063	(14,187)	(2,641)
State	72	(2,587)	(482)

	11,135	(16,774)	(3,123)

Total income tax expense (benefit)	774	(7,444)	12,159
Income tax expense (benefit) — discontinued operations	(1,064)	(1,839)	(8,554)

Income tax expense (benefit) — continuing operations	(290)	(9,283)	3,605

     In 2008, 2007 and 2006, income tax expense resulting from condominium conversion unit sales was allocated to discontinued operations (see Note 7).
     The components of CPSI’s deferred income tax assets and liabilities at December 31, 2008 and 2007 were as follows:

	(in thousands)
	2008	2007
Deferred tax assets:
Real estate asset basis differences	$84	$128
Impairments	44,550	17,466
Deferred revenue	1,971	1,795
Allowance for doubtful accounts	737	321
Accrued liabilities	340	458

	$47,682	$20,168

Deferred tax liabilities:
Real estate asset basis differences	(4,088)	(271)

	(4,088)	(271)

Net deferred tax assets, before valuation allowance	$43,594	$19,897

Valuation allowance	(34,283)	—

Net deferred tax assets, included in other assets	$9,311	$19,897

     As of December 31, 2008, CPSI had a net deferred tax asset, before valuation allowance, of approximately $43.6 million, which resulted primarily from the impairment charges recorded during each of the years ended December 31, 2008 and 2007. CPSI has evaluated whether it is more likely than not that it will be able to recover its net deferred tax asset based on projections of future taxable income and CPSI’s ability to carry back losses to prior periods. Based on this evaluation, CPSI expects that it is more likely than not that CPSI will be able to recover approximately $9.3 million of its net deferred tax asset. The portion of the net deferred tax asset that CPSI deems recoverable approximates the amount of unutilized carryback potential to the 2007 tax year. Accordingly, CPSI has established a partial valuation allowance for the portion of the net deferred tax asset in excess of the amount that it is able to recover through the known 2007 carryback.
     Reconciliations of the 2008 and 2007 effective tax rates of CPSI to the federal statutory rate are detailed below. As shown above, a portion of the 2008 and 2007 income tax expense was allocated to discontinued operations.

	2008	2007
Federal tax rate	35.00%	35.00%
Valuation reserve	(35.87%)	—
State income tax, net of federal income tax benefit	(0.1%)	4.09%
Other	0.07%	2.78%

CPSI provision for income taxes	(0.9%)	41.87%

     For the years ended December 31, 2008 and 2007, other expenses included estimated state franchise and other taxes, including the franchise tax in Tennessee and the margin-based tax in Texas.
19. Leasing Operations
     CRLP’s business includes leasing and management of multifamily, office, and retail property. For properties owned by CRLP, minimum rentals due in future periods under noncancelable operating leases extending beyond one year at December 31, 2008 are as follows:

(in thousands)
2009	$25,863
2010	26,413
2011	26,190
2012	23,693
2013	21,980
Thereafter	133,683

$257,822

     The noncancelable leases are with tenants engaged in retail and office operations in Alabama, Florida and North Carolina. Performance in accordance with the lease terms is in part dependent upon the economic conditions of the respective areas. No additional credit risk exposure relating to the leasing arrangements exists beyond the accounts receivable amounts shown in the December 31, 2008 balance sheet. However, financial difficulties of tenants could impact their ability to make lease payments on a timely basis which could result in actual lease payments being less than amounts shown above. Leases with residents in multifamily properties are generally for one year or less and are thus excluded from the above table. Substantially all of CRLP’s land, buildings, and equipment represent property leased under the above and other short-term leasing arrangements.
     Rental income from continuing operations for 2008, 2007 and 2006 includes percentage rent of $0.4 million, $0.9 million and $1.0 million, respectively. This rental income was earned when certain retail tenants attained sales volumes specified in their respective lease agreements.
20. Commitments, Contingencies, Guarantees and Other Arrangements
     Commitments and Contingencies
     CRLP is involved in a contract dispute with a general contractor in connection with construction costs and cost overruns with respect to certain of its for-sale projects, which are being developed in a joint venture in which CRLP is a majority owner. The contractor is affiliated with CRLP’s joint venture partner.
•	In connection with the dispute, in January 2008, the contractor filed a lawsuit against CRLP alleging, among other things, breach of contract, enforcement of a lien against real property, misrepresentation, conversion, declaratory judgment and an accounting of costs, and is seeking $10.3 million in damages, plus consequential and punitive damages.

•	Certain of the subcontractors, vendors and other parties, involved in the projects, including purchasers of units, have also made claims in the form of lien claims, general claims or lawsuits. CRLP has been sued by purchasers of certain condominium units alleging breach of contract, fraud, construction deficiencies and misleading sales practices. Both compensatory and punitive damages are sought in these actions. Some of these claims have been resolved by negotiations and mediations, and others may also be similarly resolved. Some of these claims will likely be arbitrated or litigated to conclusion.

     CRLP is continuing to evaluate its options and investigate these claims, including possible claims against the contractor and other parties. CRLP intends to vigorously defend itself against these claims. However, no prediction of the likelihood, or amount, of any resulting loss or recovery can be made at this time and no assurance can be given that the matter will be resolved favorably.
     In connection with certain retail developments, CRLP has received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. CRLP has guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds. The total amount outstanding on these bonds is approximately $13.5 million and $11.3 million at December 31, 2008 and December 31, 2007, respectively. At December 31, 2008 and December 31, 2007, no liability was recorded for these guarantees.
     In April 2008, the Nord du Lac community development district (the “CDD”), a third-party governmental entity, issued $24.0 million of special assessment bonds. The funds from this bond issuance will be used by the CDD to construct infrastructure for the benefit of the Colonial Pinnacle Nord du Lac development. In accordance with EITF 91-10, CRLP recorded restricted cash and other liabilities for the $24.0 million bond issuance. This transaction has been treated as a non-cash transaction in CRLP’s Consolidated Statement of Cash Flows for the twelve months ended December 31, 2008. During 2008, CRLP sold land for $3.8 million to the CDD for the construction of infrastructure, resulting in a $3.8 million decrease in restricted cash. As previously discussed, CRLP postponed future development activities, including this development and has reclassified the amount spent to date from an active development to a future development. Interest payments on the bonds for 2009 will be made from a capitalized interest account funded with bond proceeds. Thereafter, repayment of the bonds will be funded by special assessments on the property owner(s) within the CDD. The first special assessment is expected to be due on or about December 31, 2009. As the property owner, CRLP intends to fund the special assessments from payments by tenants in the development. Until Colonial Pinnacle Nord du Lac is developed and leased, it is not expected to generate sufficient tenant revenues to support the full amount of the special assessments, in which case CRLP would be obligated pay the special assessments to the extent not funded through tenant payments. The special assessments are not a personal liability of the property owner, but constitute a lien on the assessed property. In the event of a failure to pay the special assessments, the CDD would have the right to force the sale of the property included in the project. CRLP is continuing to evaluate various alternatives for this development.
     In connection with the office and retail joint venture transactions (see Note 2) above, CRLP assumed certain contingent obligations for a total of $15.7 million, of which $6.8 million remains outstanding as of December 31, 2008.
     In January 2008, CRLP received notification related to an unclaimed property audit for the States of Alabama and Tennessee. As of December 31, 2008, CRLP has accrued an estimated liability.
     CRLP is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position or results of operations or cash flows of CRLP.
     Guarantees and Other Arrangements
     During April 2007, CRLP committed with its joint venture partner to guarantee up to $7.0 million of a $34.1 million construction loan obtained by the Colonial Grand at Traditions Joint Venture. CRLP and its joint venture partner each committed to provide 50% of the guarantee. Construction at this site is substantially complete as the project was placed into service during 2008. As of December 31, 2008, the joint venture had drawn $32.9 million on the construction loan, which matures in April 2010. At December 31, 2008, no liability was recorded for the guarantee.
     During November 2006, CRLP committed with its joint venture partner to guarantee up to $17.3 million of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna Joint Venture. CRLP and its joint venture partner each committed to provide 50% of the $17.3 million guarantee, as each partner has a 50% ownership interest in the joint venture. Construction at this site is substantially complete as the project was placed into service during 2008. As of December 31, 2008, the Colonial Promenade Smyrna Joint Venture had drawn $32.5 million on the construction loan, which matures in December 2009. At December 31, 2008, no liability was recorded for the guarantee.
     During February 2006, CRLP committed to guarantee up to $4.0 million of a $27.4 million construction loan obtained by the Colonial Grand at Canyon Creek Joint Venture. Construction at this site is complete as the project was placed into service during 2007. As of December 31, 2008, the joint venture had drawn $27.4 million on the construction loan, which matures in March 2009. At December 31, 2008, no liability was recorded for the guarantee.

     During September 2005, in connection with the acquisition of CRT with DRA, CRLP guaranteed approximately $50.0 million of third-party financing obtained by the DRA/CRT JV with respect to 10 of the CRT properties. During 2006, seven of the ten properties were sold. The DRA/CRT JV is obligated to reimburse CRLP for any payments made under the guaranty before making distributions of cash flows or capital proceeds to the DRA/CRT JV partners. As of December 31, 2008, this guarantee, which matures in January 2010, had been reduced to $17.4 million, as a result of the pay down of the associated collateralized debt from the sales of assets. At December 31, 2008, no liability was recorded for the guarantee.
     In connection with the formation of Highway 150 LLC in 2002, CRLP executed a guarantee, pursuant to which CRLP serves as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. CRLP’s maximum guarantee of $1.0 million may be requested by the lender, only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At December 31, 2008, the total amount of debt of the joint venture was approximately $16.4 million and matures in December 2012. At December 31, 2008, no liability was recorded for the guarantee.
     In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness of CRLP totaling $26.5 million at December 31, 2008. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by CRLP.
     As discussed above, in connection with certain retail developments, CRLP has received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. CRLP has guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds.
21. Related Party Transactions
     The Trust has implemented a specific procedure for reviewing and approving related party construction activities. CRLP historically has used Brasfield & Gorrie LLC, a construction company controlled by Mr. M. Miller Gorrie (a trustee of the Trust), to manage and oversee certain of its development, re-development and expansion projects. This construction company is headquartered in Alabama and has completed numerous projects within the Sunbelt region of the United States. Through the use of market survey data and in-house development expertise, CRLP negotiates the fees and contract prices of each development, re-development or expansion project with this company in compliance with the Trust’s “Policy on Hiring Architects, Contractors, Engineers, and Consultants”, which policy was developed to allow the selection of certain preferred vendors who have demonstrated an ability to consistently deliver a quality product at a fair price and in a timely manner. Additionally, this company outsources all significant subcontractor work through a competitive bid process. Upon approval by the Management Committee, the Management Committee (a non-board level committee composed of various members of management of the Trust) presents each project to the independent members of the Executive Committee of the Board of Trustees of the Trust for final approval.
     CRLP paid $50.6 million, $77.0 million and $59.2 million for property construction costs to Brasfield & Gorrie LLC during the years ended December 31, 2008, 2007 and 2006, respectively. Of these amounts, $38.4 million, $67.0 million and $53.1 million was then paid to unaffiliated subcontractors for the construction of these development projects during 2008, 2007 and 2006, respectively. CRLP had $0.6 million, $6.5 million and $9.6 million in outstanding construction invoices or retainage payable to this construction company at December 31, 2008, 2007 and 2006, respectively. Mr. Gorrie has a 3.8% economic interest in Brasfield & Gorrie, LLC. These transactions were unanimously approved by the independent members of the Executive Committee of the Trust’s Board of Trustees consistent with the procedure described above.
     CRLP also leases space to Brasfield & Gorrie, LLC, pursuant to a lease originally entered into in 2003. The original lease, which ran through October 31, 2008, was amended in 2007 to extend the term of the lease through October 31, 2013. The amended lease provides for aggregate remaining lease payments of approximately $3.2 million from 2009 through the end of the extended lease term. The amended lease also provides the tenant with a right of first refusal to lease additional vacant space in the same building in certain circumstances. The underlying property was contributed to a joint venture during 2007 in which CRLP retained a 15% interest. CRLP continues to manage the underlying property. The aggregate amount of rent paid under the lease was approximately $0.5 million, $0.6 million and $0.5 million during 2008, 2007 and 2006, respectively.
     From 1993 through 2006, CRLP leased space to certain entities in which Mr. Thomas H. Lowder (the Trust’s Chairman and Chief Executive Officer) and Mr. James K. Lowder (a trustee of the Trust), have an interest. CRLP received market rent from these entities of approximately $2.0 million during the year ended December 31, 2006. Additionally, CRLP entered into management and leasing services agreements with certain entities in which Mr. Thomas H. Lowder and Mr. James K. Lowder had an interest. CRLP received fees from these entities under these existing arrangements of approximately $15,000 during the year ended December 31, 2006.

     Since 1993, Colonial Insurance Agency, a corporation wholly-owned by The Colonial Company (in which Thomas Lowder and his family members and James Lowder and his family members each has a 50%ownership interest), has provided insurance risk management, administration and brokerage services for CRLP. As part of this service, CRLP placed insurance coverage with unaffiliated insurance brokers and agents, including Hilb, Rogal & Hobbs, Colonial Insurance Agency, McGriff Siebels & Williams and Marsh, USA, through a competitive bidding process. The premiums paid to these unaffiliated insurance brokers and agents (as they deducted their commissions prior to paying the carriers) totaled $5.0 million, $7.8 million and $4.8 million for 2008, 2007 and 2006, respectively. The aggregate amounts paid by CRLP to Colonial Insurance Agency for these services during the years ended December 31, 2008, 2007 and 2006 were $0.5 million, $0.6 million and $0.5 million, respectively. Neither Mr. T. Lowder nor Mr. J. Lowder has an interest in these premiums.
     Other than the Trust’s specific procedure for reviewing and approving related party construction activities, CRLP has not adopted a formal policy for the review and approval of related persons’ transactions generally. Pursuant to its charter, the Trust’s audit committee reviews and discusses with management and its independent registered public accounting firm any such transaction if deemed material and relevant to an understanding of CRLP’s financial statements. These policies and practices may not be successful in eliminating the influence of conflicts.
22. Subsequent Events
     Property Disposition
     On February 2, 2009, CRLP disposed of Colonial Promenade at Fultondale, a 159,000 square-foot (excluding anchor-owned) retail asset, located in Birmingham, Alabama. CRLP sold this asset for approximately $30.7 million, which included $16.9 million of seller-financing for a term of five years at an interest rate of 5.6%. The net proceeds were used to reduce the amount outstanding on CRLP’s unsecured credit facility.
     Financing Activities
     During the first quarter of 2009, CRLP expects to complete a $350 million secured credit facility to be originated by PNC ARCS LLC and repurchased by Fannie Mae (NYSE:FNM). The credit facility is expected to mature in 2019 and will have a fixed interest rate of 6.04%. The credit facility will be collateralized by 19 multifamily properties. The proceeds are expected to be used to pay down outstanding borrowings on CRLP’s unsecured line of credit, provide additional liquidity that can be used toward completion of the remaining ongoing developments and provide additional funding for CRLP’s unsecured bond repurchase program.
     In addition to the Fannie Mae facility, CRLP’s is continuing negotiations with Fannie Mae and Freddie Mac (NYSE:FRE) to provide additional secured financing of up to an additional $150 million with respect to certain of CRLP’s existing other multifamily properties. However, no assurance can be given that CRLP will be able to consummate these additional financing arrangements. Any proceeds received from these financing transactions would be used to provide additional liquidity for CRLP’s unsecured bond repurchase program and to provide liquidity for debt maturities through 2010.
     During February 2009, CRLP repurchased $71.3 million of its outstanding unsecured senior notes in separate transactions under CRLP’s previously announced $500 million unsecured senior note repurchase program at an average 28.7% discount to par value, which represents a 12.7% yield to maturity. As a result of the repurchases, CRLP recognized an aggregate gain of approximately $19.7 million.
     Restructuring Charges
     During the first quarter of 2009, in an ongoing effort to focus on maintaining efficient operations of the current portfolio, the Trust reduced its workforce by an additional 32 employees through the elimination of certain positions resulting in an aggregate of $0.6 million in termination benefits and severance related charges. Of the $0.6 million in restructuring charges, approximately $0.2 million was associated with the Trust’s multifamily segment, $0.1 million with the Trust’s office segment and $0.3 million with the Trust’s retail segment.
     Distribution
     During January 2009, the Board of Trustees of the Trust declared a cash distribution on the CRLP common units in the amount of $0.25 per partnership unit, totaling an aggregate of approximately $14.3 million. The distribution was made to partners of record as of February 9, 2009, and was paid on February 17, 2009. Moreover, in light of recent Internal Revenue procedure changes, the Board of Trustees of the Trust is currently considering paying future distributions to its shareholders, beginning in May 2009, in a combination of common shares and cash. No decisions have been made at this time as to the manner in which distributions will be paid to unitholders in the event Trust shareholders receive distributions in cash and stock, as described above. This dividend and the alternative dividend structure are intended to allow us to retain additional capital, thereby strengthening our balance sheet. However, the Board of Trustees of the Trust reserves the right to pay any future distribution entirely in cash. The Board of Trustees of the Trust reviews the dividend quarterly, and there can be no assurance as to the manner in which future dividends will be paid or that the current dividend level will be maintained in future periods.
23. Quarterly Financial Information (Unaudited)
     The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2008 and 2007. The information provided herein has been reclassified in accordance with SFAS No. 144 for all periods presented.
2008

(in thousands, except per unit data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$88,991	$84,073	$86,165	$85,229
Income (loss) from continuing operations	15,691	3,946	126	(122,566)
Income from discontinued operations	6,050	11,106	36,129	(1,085)
Net income (loss)	21,741	15,052	36,255	(123,651)
Distributions to preferred unitholders	(4,315)	(3,993)	(3,850)	(3,866)
Preferred share issuance costs write-off	(184)	(83)	240	—
Net income (loss) available to common unitholders	17,242	10,976	32,645	(127,517)

Net income (loss) per unit:
Basic	$0.30	$0.19	$0.58	$(2.24)
Diluted	$0.30	$0.19	$0.58	$(2.24)

Weighted average common units outstanding:
Basic	56,868	56,876	56,922	56,904
Diluted	57,029	56,876	56,922	56,904
2007

(in thousands, except per unit data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$125,611	$120,012	$89,805	$87,511
Income (loss) from continuing operations	4,707	(16,157)	(18,321)	7,707
Income from discontinued operations	40,731	40,740	14,981	2,300
Net income	45,438	24,583	(3,340)	10,007
Distributions to preferred unitholders	(6,303)	(5,683)	(4,352)	(4,351)
Preferred share issuance costs write-off	—	(330)	(30)	—
Net income available to common unitholders	39,135	18,570	(7,722)	5,656

Net income (loss) per unit:
Basic	$0.69	$0.33	$(0.14)	$0.10
Diluted	$0.69	$0.33	$(0.14)	$0.10

Weighted average common units outstanding:
Basic	56,543	56,706	56,793	56,849
Diluted	56,543	56,706	56,793	57,273

Report of Independent Registered Public Accounting Firm
To the Board of Trustees of Colonial Properties Trust
and Partners of Colonial Realty Limited Partnership:
     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Colonial Realty Limited Partnership at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of this Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 27, 2009

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     Not applicable.
Item 9A. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedure
     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Trust’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on this evaluation, the Trust’s Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.
     Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     In connection with the preparation of CRLP’s annual financial statements, management has undertaken an assessment of the effectiveness of CRLP’s internal control over financial reporting as of December 31, 2008. The assessment was based upon the framework described in “Integrated Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with the Audit Committee of our Board of Trustees of the Trust.
     Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2008, CRLP maintained effective internal control over financial reporting.
     The effectiveness of CRLP’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Item 9B. Other Information.
     None.

PART III
Item 10. Trustees, Executive Officers and Corporate Governance.
     We are managed by the Trust, the general partner of CRLP. The information required by this item with respect to trustees, compliance with the Section 16(a) reporting requirements, the audit committee and the audit committee financial expert of the Trust is hereby incorporated by reference from the material appearing in the Trust’s definitive proxy statement for the annual meeting of shareholders to be held in 2009 (the “Proxy Statement”) under the captions “Election of Trustees — Nominees for Election”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information Regarding Trustees and Corporate Governance — Committees of the Board of Trustees — Audit Committee”, and “Information Regarding Trustees and Corporate Governance — Committee Membership”, respectively. Information required by this item with respect to executive officers of the Trust is provided in Item 1 of this Form 10-K. Information required by this item with respect to the availability of the Trust code of ethics is provided in Item 1 of this Form 10-K. See “Item 1—Available Information”.
     We intend to disclose any amendment to, or waiver from, the Trust code of ethics on its website within four business days following the date of the amendment or waiver.
Item 11. Executive Compensation.
The information required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the captions “Compensation Discussion and Analysis”, “Compensation of Trustees and Executive Officers”, “Compensation of Non-Employee Trustees”, “Non-Employee Trustees Fee Structure”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of units as of February 24, 2009 for:
     (1) each person known by CRLP to be the beneficial owner of more than five percent of CRLP’s outstanding units,
     (2) each trustee of the Trust and each named executive officer of the Trust and
     (3) the trustees and executive officers of the Trust as a group.
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

	Number of		Percent of
Name and Business Address of Beneficial Owner	Units		Units (1)

Colonial Properties Trust	48,607,490		84.6%

Thomas H. Lowder	1,931,819	(2)	4.2%

James K. Lowder 2000 Interstate Parkway Suite 400 Montgomery, Albama 36104	1,931,885	(3)	4.2%

Carl F. Bailey	17,595		*

M. Miller Gorrie	266,523	(4)	*

William M. Johnson	313,200		*

Glade M. Knight	—		*

Herbert A. Meisler	544,529	(5)	1.0%

Claude B. Nielsen	5,865		*

Harold W. Ripps	1,925,975		3.4%

John W. Spiegel	—		*

C. Reynolds Thompson, III	17,595	(6)	*

Paul F. Earle	—		*

	Number of		Percent of
Name and Business Address of Beneficial Owner	Units		Units (1)

John P. Rigrish	17,595	(7)	*

Ray Hutchinson	—		*

All executive officers and trustees as a group (16 persons)	5,765,527	(8)	10.0%

*	Less than 1%

(1)	The number of units outstanding as of February 24, 2009 was 57,468,461. (2) Includes 89,285 units owned by Thomas Lowder Investments, LLC, 1,207,054 units owned by Colonial Commercial Investments, Inc. (“CCI”), 130 units held in trust for the benefit of Thomas Lowder’s children and 635,350 units directly owned by Thomas H. Lowder. Units owned by CCI are reported twice in this table, once as beneficially owned by Thomas H. Lowder and again as beneficially owned by James K. Lowder.

(3)	Includes 89,285 units owned by James Lowder Investments, LLC, 1,207,054 units owned by CCI, 195 units held in trust for the benefit of James K. Lowder’s children and 635,351 units directly owned by James K. Lowder.

(4)	Includes 157,140 units owned by MJE, LLC, and 109,383 units directly owned by Mr. Gorrie.

(5)	Includes 526,934 units owned by Meisler Partnership, of which Mr. Meisler and his wife are partners, and 17,595 units directly owned by Mr. Meisler.

(6)	Includes 17,595 units owned directly by Mr. Thompson, which are pledged to a bank loan.

(7)	Includes 17,595 units owned directly by Mr. Rigrish, which are pledged to a bank loan.

(8)	Units held by CCI have been counted only once for this purpose.
     The following table summarizes information, as of December 31, 2008, relating to the Trust’s equity compensation plans pursuant to which options to purchase common shares and restricted common shares may be granted from time to time.

Number of securities
remaining available for future
	Number of securities to be		Weighted-average		issuance under equity
	issued upon exercise of		exercise price of		compensation plans
	outstanding options,		outstanding options,		(excluding securities reflected
Plan Category	warrants and rights (a)		warrants and rights (b)		in column (a))

Equity compensation plans approved by security holders (1)	1,782,927	(2)	$24.07	(3)	2,028,668
Equity compensation plans not approved by security holders	—		—		—

Total	1,782,927		$24.07		2,028,668

(1)	These plans include the Trust’s 2008 Omnibus Incentive Plan, the Trust’s Third Amended and Restated Employee Share Option and Restricted Share Plan, as amended in 1998 and 2006, the Trust’s Non-Employee Trustee Share Plan, as amended in 1997 and the Trust’s Trustee Share Option Plan, as amended in 1997.

(2)	Includes 408,197 restricted shares that had not vested as of December 31, 2008.

(3)	Weighted-average exercise price of outstanding options has been adjusted for the special distribution paid by the Trust in June 2007 (see Note 2 to our Notes to Consolidated Financial Statements included in Item 8 of this 10-K). In connection with the special distribution, the exercise price of all of the Trust’s then outstanding options was reduced by $10.63 per share as required under the terms of the Trust’s option plans. Weighted-average exercise price of outstanding options also excludes value of outstanding restricted shares of the Trust.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     The information required by this item is hereby incorporated by reference from the material appearing in the Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Information Regarding Trustees and Corporate Governance — Board of Trustees Assessment of Independence”.
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
The following financial statements of CRLP are included in Part II, Item 8 of this report:
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Partners’ Equity for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
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

15(a)(3)	Exhibits

Exhibit No.	Exhibit	Reference

2.1	Agreement and Plan of Merger by and among the Trust, CLNL Acquisition Sub LLC and Cornerstone Realty Income Trust, Inc.	Incorporated by reference to Exhibit 2.1 to the Trust’s Current Report on Form 8-K filed with the SEC on October 28, 2004

2.2	Form of Plan of Merger merging Cornerstone Realty Income Trust, Inc. into CLNL Acquisition Sub LLC	Incorporated by reference to Exhibit B to Exhibit 2.2 to the Trust’s Current Report on Form 8-K filed with the SEC on January 25, 2005

2.3	Amendment No. 1 to Agreement and Plan of Merger by and among the Trust, CLNL Acquisition Sub LLC and Cornerstone Realty Income Trust, Inc.	Incorporated by reference to Exhibit 2.2 to the Trust’s Current Report on Form 8-K filed with the SEC on January 25, 2005

2.4	Membership Interests Purchase Agreement (Office Joint Venture), dated as of April 25, 2007, between DRA G&I Fund VI Real Estate Investment Trust and Colonial Properties Trust	Incorporated by reference to Exhibit 2.1 to the Trust’s Current Report on Form 8-K filed with the SEC on May 1, 2007

2.5	Membership Interests Purchase Agreement (Retail Joint Venture), dated as of April 25, 2007, between OZRE Retail, LLC and Colonial Properties Trust	Incorporated by reference to Exhibit 2.2 to the Trust’s Current Report on Form 8-K filed with the SEC on May 1, 2007

2.6	First Amendment to Membership Interests Purchase Agreement (Retail Joint Venture), dated as of June 15, 2007, between OZRE Retail LLC and Colonial Properties Trust	Incorporated by reference to Exhibit 2.3 to the Trust’s Current Report on Form 8-K filed with the SEC on June 21, 2007

Exhibit No.	Exhibit	Reference

3.1	Declaration of Trust of Colonial Properties Trust, as amended	Incorporated by reference to Exhibit 3.1 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2008

3.2	Bylaws of the Trust, as amended	Incorporated by reference to Exhibit 3.2 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2008

4.1	Indenture dated as of July 22, 1996, by and between CRLP and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company)	Incorporated by reference to Exhibit 4.1 to the CRLP’s Annual Report on Form 10-K/A filed with the SEC on October 10, 2003

4.2	First Supplemental Indenture dated as of December 31, 1998, by and between CRLP and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company)	Incorporated by reference to Exhibit 10.13.1 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1998 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

4.5	Deposit Agreement for Series D depository shares by and among the Trust and Equiserve Trust Company, N.A. and Equiserve, Inc.	Incorporated by reference to Exhibit 4.4 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2003

10.1	Third Amended and Restated Agreement of Limited Partnership of CRLP, as amended	Incorporated by reference to Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

10.2	Registration Rights and Lock-Up Agreement dated September 29, 1993, among the Trust and the persons named therein	Incorporated by reference to Exhibit 10.2 to the Trust’s Registration Statement on Form S-11/A, No. 33-65954, filed with the SEC on September 21, 1993

10.3	Registration Rights and Lock-Up Agreement dated March 25, 1997, among the Trust and the persons named therein	Incorporated by reference to Exhibit 10.2.2 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1997 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

10.4	Registration Rights and Lock-Up Agreement dated November 4, 1994, among the Trust and the persons named therein	Incorporated by reference to Exhibit 10.2.3 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1997 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

10.5	Supplemental Registration Rights and Lock-Up Agreement dated August 20, 1997, among the Trust and the persons named therein	Incorporated by reference to Exhibit 10.2.4 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1997 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

Exhibit No.	Exhibit	Reference

10.6	Supplemental Registration Rights and Lock-Up Agreement dated November 1, 1997, among the Trust, CRLP and B&G Properties Company LLP	Incorporated by reference to Exhibit 10.2.5 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1997 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

10.7	Supplemental Registration Rights and Lock-Up Agreement dated July 1, 1997, among the Trust, CRLP and Colonial Commercial Investments, Inc.	Incorporated by reference to Exhibit 10.2.6 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1997 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

10.8	Supplemental Registration Rights and Lock-Up Agreement dated July 1, 1996, among the Trust and the persons named therein	Incorporated by reference to Exhibit 10.2.7 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1997 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

10.9	Registration Rights Agreement dated February 23, 1999, among the Trust, Belcrest Realty Corporation, and Belair Real Estate Corporation	Incorporated by reference to Exhibit 10.2.8 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1998 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

10.10	Registration Rights and Lock-Up Agreement dated July 1, 1998, among the Trust and the persons named therein	Incorporated by reference to Exhibit 10.2.9 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1998

10.11	Registration Rights and Lock-Up Agreement dated July 31, 1997, among the Trust and the persons named therein	Incorporated by reference to Exhibit 10.2.10 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1998 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

Exhibit No.	Exhibit	Reference

10.12	Supplemental Registration Rights and Lock-Up Agreement dated November 18, 1998, among the Trust, CRLP and Colonial Commercial Investments, Inc.	Incorporated by reference to Exhibit 10.2.11 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1998 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

10.13	Registration Rights and Lock-Up Agreement dated April 30, 1999, among the Trust, CRLP and MJE, L.L.C.	Incorporated by reference to Exhibit 10.2.13 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

10.14.1	Form of Employee Share Option and Restricted Share Plan Agreement — 2 Year Vesting †	Incorporated by reference to Exhibit 10.18.1 to the Trust’s Quarterly Report on Form 10-Q for the period ending September 30, 2004

10.14.2	Form of Employee Share Option and Restricted Shares Plan Agreement — 3 Year Vesting †	Incorporated by reference to Exhibit 10.18.2 to the Trust’s Quarterly Report on Form 10-Q for the period ending September 30, 2004

10.14.3	Form of Employee Share Option and Restricted Shares Plan Agreement — 5 Year Vesting †	Incorporated by reference to Exhibit 10.18.3 to the Trust’s Quarterly Report on Form 10-Q for the period ending September 30, 2004

10.14.4	Form of Employee Share Option and Restricted Shares Plan Agreement — 8 Year Vesting †	Incorporated by reference to Exhibit 10.18.4 to the Trust’s Quarterly Report on Form 10-Q for the period ending September 30, 2004

10.14.5	Amended and Restated Trustee Restricted Share Agreement — 1 Year Vesting †	Incorporated by reference to Exhibit 10.18.5 to the Trust’s Quarterly Report on Form 10-Q for the period ending September 30, 2004

10.14.6	Amended and Restated Trustee Non-Incentive Share Option Agreement †	Incorporated by reference to Exhibit 10.18.6 to the Trust’s Quarterly Report on Form 10-Q for the period ending September 30, 2004

10.15	Non-employee Trustee Share Option Plan †	Incorporated by reference to the Trust’s Registration Statement on Form S-8, No. 333-27203, filed with the SEC on May 15, 1997

10.16	Non-employee Trustee Share Plan †	Incorporated by reference to the Trust’s Registration Statement on Form S-8, No. 333-27205, filed with the SEC on May 15, 1997

10.17	Employee Share Purchase Plan †	Incorporated by reference to Exhibit 10.21 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2003

10.17.1	Amendment to Employee Share Purchase Plan †	Incorporated by reference to Exhibit 10.21.1 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2006

Exhibit No.	Exhibit	Reference

10.18	Annual Incentive Plan †	Incorporated by reference to Exhibit 10.16 to the Trust’s Registration Statement on Form S-11/A, No. 33-65954, filed with the SEC on September 3, 1993

10.19	Executive Unit Purchase Program — Program Summary †	Incorporated by reference to Exhibit 10.15 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

10.20	Non-employee Trustee Option Agreement †	Incorporated by reference to Exhibit 10.5 to the Trust’s Registration Statement on Form S-11/A, No. 33-65954, filed with the SEC on September 3, 1993

10.21.1	Non-Competition Agreement, dated May 4, 2007, among Colonial Realty Limited Partnership, Colonial Properties Trust and Thomas H. Lowder †	Incorporated by reference to Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007

10.22	Retirement Agreement between the Trust and Howard B. Nelson, Jr. †	Incorporated by reference to Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2003

10.23	Officers and Trustees Indemnification Agreement †	Incorporated by reference to Exhibit 10.7 to the Trust’s Registration Statement on Form S-11/A, No. 33-65954, filed with the SEC on September 21, 1993

10.24	Partnership Agreement of CPSLP	Incorporated by reference to Exhibit 10.8 to the Trust’s Registration Statement on Form S-11/A, No. 33-65954, filed September 21, 1993

10.24.1	First Amendment to Partnership Agreement of CPSLP	Incorporated by reference to Exhibit 10.28.1 to the Trust’s Annual Report on Form 10-K for the period ended December 31, 2005

10.25	Articles of Incorporation of Colonial Real Estate Services, Inc., predecessor of CPSI, as amended	Incorporated by reference to Exhibit 10.9 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1994 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

Exhibit No.	Exhibit	Reference

10.26	Bylaws of predecessor of Colonial Real Estate Services, Inc., predecessor of CPSI	Incorporated by reference to Exhibit 10.10 to the Trust’s Registration Statement on Form S-11/A, No. 33-65954, filed September 3, 1993

10.27	Credit Agreement dated as of March 22, 2005, by and among CRLP, as Borrower, Colonial Properties Trust, as Guarantor, Wachovia Bank, as Agent for the Lenders, and the Lenders named therein	Incorporated by reference to Exhibit 10.38 to the Trust’s Current Report on Form 8-K filed with the SEC on March 25, 2005

10.27.1	First Amendment to Credit Agreement, dated June 2, 2006, among CRLP, the Trust, Wachovia Bank, National Association as Agent for the Lenders and the Lenders named therein	Incorporated by reference to Exhibit 10.2 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

10.27.2	Second Amendment to Credit Agreement, dated June 21, 2007, among CRLP, the Trust, Wachovia Bank, National Association as Agent for the Lenders and the Lenders named therein	Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed with the SEC on July 24, 2007

10.28	Bridge Credit Agreement dated October 28, 2004, by and among CRLP, as Borrower, and the Trust, as Guarantor, SouthTrust Bank, as Agent for Lenders, and the Lenders names therein	Incorporated by reference to Exhibit 10.37 to the Trust’s Current Report on Form 8-K filed with the SEC on November 3, 2004

10.29	Facility and Guaranty Agreement among the Trust, CRLP, Bank One, N.A. and the Lenders named therein dated as of December 17, 1999	Incorporated by reference to Exhibit 10.34 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2003

10.30	Form of Promissory Note under Facility and Guarantee Agreement dated as of December 17, 1999 among the Trust, CRLP, Bank One, N.A. and certain lenders	Incorporated by reference to Exhibit 10.16 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 1999 (which document may be found and reviewed in the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, in the files therein relating to the Trust, whose file number is 1-12358)

10.31	Form of Restricted Share Agreement (20% per year vesting) †	Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed with the SEC on May 3, 2005

10.32	Form of Restricted Share Agreement (50%/25%/25% vesting) †	Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed with the SEC on May 3, 2005

10.33	Form of Restricted Share Agreement (33 1/3% per year vesting) †	Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed with the SEC on May 3, 2005

10.34	Form of Restricted Share Agreement (60%/40% vesting) †	Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed with the SEC on May 3, 2005

10.35	Form of Restricted Share Agreement (eighth anniversary vesting) †	Incorporated by reference to Exhibit 10.5 to the Trust’s Current Report on Form 8-K filed with the SEC on May 3, 2005

Exhibit No.	Exhibit	Reference

10.36	Form of Share Option Agreement (20% per year vesting) †	Incorporated by reference to Exhibit 10.6 to the Trust’s Current Report on Form 8-K filed with the SEC on May 3, 2005

10.37	Amended and Restated Limited Liability Company Agreement of CRTP OP LLC, dated as of September 27, 2005, between DRA CRT Acquisition Corp and Colonial Office JV LLC	Incorporated by reference to Exhibit 10.3 to the Trust’s Quarterly Report on Form 10-Q for the period ended September 30, 2005

10.38	Colonial Properties Trust Third Amended and Restated Employee Share Option and Restricted Share Plan, as amended †	Incorporated by reference to Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.39	Form of Colonial Properties Trust Third Amended and Restated Employee Share Option and Restricted Share Plan Restricted Share Agreement †	Incorporated by reference to Exhibit 10.2 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.40	Form of Colonial Properties Trust Third Amended and Restated Employee Share Option and Restricted Share Plan Performance Share Agreement †	Incorporated by reference to Exhibit 10.3 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.41	Form of Colonial Properties Trust Third Amended and Restated Employee Share Option and Restricted Share Plan Restricted Share Agreement †	Incorporated by reference to Exhibit 10.4 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.42	Form of Colonial Properties Trust Third Amended and Restated Employee Share Option and Restricted Share Plan Share Option Agreement †	Incorporated by reference to Exhibit 10.5 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.43	Summary of Incentive Program †	Incorporated by reference to Exhibit 10.5 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.44	2008 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.44 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2008

10.44.1	Summary of 2008 Annual Incentive Plan †	Incorporated by reference to Exhibit 10.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2008

10.44.2	Form of Colonial Properties Trust Non-Qualified Share Option Agreement (Employee Form) †	Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed with the SEC on April 29, 2008

10.44.31	Form of Colonial Properties Trust Non-Qualified Share Option Agreement (Trustee Form) †	Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed with the SEC on April 29, 2008

10.44.4	Form of Colonial Properties Trust Restricted Share Agreement (Employee Form) †	Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed with the SEC on April 29, 2008

10.44.5	Form of Colonial Properties Trust Restricted Share Agreement (Trustee Form) †	Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed with the SEC on April 29, 2008

10.45	Consulting Agreement, dated as of December 30, 2008, among the Trust, CPSI and Weston Andress †	Incorporated by reference to Exhibit 10.45 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2008

Exhibit No.	Exhibit	Reference

10.46	Severance Agreement, dated as of December 30, 2008, among the Trust, CPSI and Weston Andress †	Incorporated by reference to Exhibit 10.46 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2008

10.47	Settlement Agreement and General Release, dated as of March 31, 2008 between the Trust and Charles McGehee †	Incorporated by reference to Exhibit 10.47 to the Trust’s Annual Report on Form 10-K for the period ending December 31, 2008

12.1	Ratio of Earnings to Fixed Charges	Filed herewith

21.1	List of Subsidiaries	Filed herewith

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

†	Denotes a management contract or compensatory plan, contract or arrangement.

15(b)	Exhibits

The list of Exhibits filed with this report is set forth in response to Item 15(a)(3). The required exhibit index has been filed with the exhibits.

15(c)	Financial Statements

The Company files as part of this report the financial statement schedules listed on the financial statement schedule index at the end of this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2009.

COLONIAL REALTY LIMITED PARTNERSHIP a Delaware limited partnership By: Colonial Properties Trust, its general partner
By:	/s/ Thomas H. Lowder
Thomas H. Lowder
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities with Colonial Properties Trust indicated on February 27, 2009.

Signature

/s/ Thomas H. Lowder Thomas H. Lowder	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ C. Reynolds Thompson, III C. Reynolds Thompson, III	President, Chief Financial Officer and Trustee (Principal Financial Officer)

/s/ Bradley P. Sandidge Bradley P. Sandidge	Executive Vice President — Accounting (Principal Accounting Officer)

/s/ Carl F. Bailey Carl F. Bailey	Trustee

/s/ M. Miller Gorrie M. Miller Gorrie	Trustee

/s/ William M. Johnson William M. Johnson	Trustee

/s/ Glade M. Knight Glade M. Knight	Trustee

/s/ James K. Lowder James K. Lowder	Trustee

/s/ Herbert A. Meisler Herbert A. Meisler	Trustee

/s/ Claude B. Nielsen Claude B. Nielsen	Trustee

/s/ Harold W. Ripps Harold W. Ripps	Trustee

/s/ John W. Spiegel John W. Spiegel	Trustee

Colonial Realty Limited Partnership
Index to Financial Statement Schedules

S-1	Consolidated Financial Statements of DRA/CLP Office LLC and Subsidiaries for the Year ended December 31, 2008 and the Period from June 13, 2007 (Date of Inception) through December 31, 2007, and Report of Independent Registered Public Accounting Firm

S-2	Consolidated Financial Statements of OZ/CLP Retail LLC and Subsidiaries for the Year ended December 31, 2008 and the Period from June 15, 2007 (Date of Inception) through December 31, 2007, and Report of Independent Registered Public Accounting Firm

S-3	Schedule II — Valuation and Qualifying Accounts and Reserves

S-4	Schedule III — Real Estate and Accumulated Depreciation

Appendix S-1
DRA/CLP Office LLC
and Subsidiaries

Consolidated Financial Statements
For the Year Ended December 31, 2008
(Not Covered by the Report Included Herein)
and the Period from June 13, 2007
(Inception) to December 31, 2007

DRA/CLP Office LLC and Subsidiaries

Contents
Consolidated Financial Statements
For the Year Ended December 31, 2008
(Not covered by the Report Included Herein)
and the Period from June 13, 2007
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
     We express no opinion on the financial statements of DRA/CLP Office LLC and Subsidiaries as of, and for the year-ended December 31, 2008.
/s/ Weiser LLP
New York, NY
February 26, 2008

DRA/CLP Office LLC and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	(Not Covered by the Report Included Herein)
	December 31,	December 31,
	2008	2007

Assets
Real estate investments
Land	$83,029	$80,779
Land improvements	97,650	97,538
Buildings and improvements	643,973	637,813
Tenant improvements	57,205	56,328

	881,857	872,458
Accumulated depreciation and amortization	(45,393)	(15,885)

Operating properties — net	836,464	856,573

Land held for sale	—	2,250

Total real estate	836,464	858,823

Cash and cash equivalents	23,451	39,516
Tenant receivables, net of allowance for doubtful accounts of $1,265 in 2008 and $367 in 2007	4,403	2,839
Prepaid expenses and other assets	857	888
In-place leases, net of accumulated amortization of $12,327 in 2008 and $4,630 in 2007	29,121	37,520
Deferred costs, net of accumulated amortization of $9,071 in 2008 and $3,154 in 2007	26,904	31,585
Deferred rent receivable, net of allowance for doubtful accounts of $326 in 2008 and $145 in 2007	6,197	2,690

Total assets	$927,397	$973,861

Liabilities, Temporary Equity and Equity
Liabilities
Mortgage payable	$741,907	$741,907
Acquired net below-market leases, net of accumulated amortization of $2,422 in 2008 and $1,177 in 2007	14,193	16,096
Accounts payable, accrued expenses and other liabilities	4,770	4,058
Interest payable	3,584	3,584
Accrued real estate taxes payable	2,200	2,022
Advance rents and security deposits	6,781	7,047
Payable to members	—	4,937

Total liabilities	773,435	779,651

Commitment and contingencies

Temporary equity
Redeemable common units at redemption value — Colonial	11,126	32,215
Redeemable common units at redemption value — Rollover LP’s	6,519	26,600

	17,645	58,815

Equity — Nonredeemable common units	136,317	135,395

Total liabilities, temporary equity and equity	$927,397	$973,861

DRA/CLP Office LLC and Subsidiaries

Consolidated Statements of Income
(in thousands)

	(Not Covered
	by the Report	For the Period From
	Included Herein)	June 13, 2007
	For the Year Ended	(Inception) to
	December 31, 2008	December 31, 2007

Revenues
Rent	$98,591	$54,106
Tenant escalations	12,538	6,296
Other	6,316	2,410

Total revenues	117,445	62,812

Property operating expenses
General operating expenses	15,770	8,290
Management fees paid to affiliate	4,390	2,384
Repairs and maintenance	11,073	5,114
Taxes, licenses and insurance	13,638	8,258
General and administrative	2,467	1,424
Depreciation and amortization	46,495	23,670

Total property operating expenses	93,833	49,140

Income from operations	23,612	13,672

Other income (expense)
Interest expense	(42,315)	(22,662)
Interest income	811	743

Total other income (expense)	(41,504)	(21,919)

Loss from continuing operations	(17,892)	(8,247)

Income from discontinued operations	—	6,565

Net loss	$(17,892)	$(1,682)

Consolidated Statements of Changes in Temporary Equity and Equity
For the Year Ended December 31, 2008
(not Covered by the Report Included Herein) and
the period from June 13, 2007 (inception)
to December 31, 2007
(In Thousands)

	Equity	Temporary Equity
	G&I VI
	Investment
	DRA/CLP	Colonial Office
	Office, LLC	Holdings, LLC	Rollover LPs	Total
Balance — June 13, 2007 (Inception)	$—	$—	$—	$—

Issuance of redeemable common units for real estate	—	81,446	68,589	150,035

Cash proceeds from issuance of nonredeemable common units	392,938	—	—	—

Distributions	(251,175)	(52,062)	(43,844)	(95,906)

Net loss	(1,217)	(252)	(213)	(465)

Change in redemption value of redeemable common units	(5,151)	3,083	2,068	5,151

Balance — December 31, 2007	135,395	32,215	26,600	58,815

Purchase and (sale) of redeemable common units	1,581	0	(1,581)	(1,581)

Distributions	(16,268)	(3,353)	(2,735)	(6,088)

Net loss	(13,048)	(2,684)	(2,160)	(4,844)

Change in redemption value of redeemable common units	28,657	(15,052)	(13,605)	(28,657)

Balance — December 31, 2008	$136,317	$11,126	$6,519	$17,645

DRA/CLP Office LLC and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	(Not Covered
	by the Report	For the Period from
	Included Herein)	June 13, 2007
	For the Year Ended	(Inception) to
	December 31, 2008	December 31, 2007

Cash flows from operating activities
Net loss	$(17,892)	$(1,682)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46,495	23,670
Amortization of acquired net below-market leases	(1,890)	(1,177)
Deferred rent receivable	(3,506)	(3,082)
Bad debt expense	898	367
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of effects of real estate portfolio purchase
Tenant and other receivables	(2,462)	(3,206)
Prepaid expenses and other assets	31	411
Accounts payable, accrued expenses and other liabilities	712	(3,716)
Payable to members	(4,937)	4,937
Interest payable	—	3,584
Accrued real estate taxes payable	178	(2,851)
Advanced rents and security deposits	(266)	(2,053)

Net cash provided by operating activities	17,361	15,202

Cash flows from investing activities
Cash paid in acquisition, net of cash acquired	—	(972,086)
Capital expenditures	(8,541)	(6,967)
Net proceeds from disposition of real estate	—	218,942
Leasing costs paid	(2,529)	(1,772)

Net cash used in investing activities	(11,070)	(761,883)

Cash flows from financing activities
Proceeds from mortgage notes payable	—	741,907
Repayment of loans from members	—	(15,005)
Proceeds from loans from members	—	15,005
Proceeds from issuance of nonredeemable common units	—	392,938
Distributions paid to equity member	(16,268)	(251,175)
Distributions paid to temporary equity members	(6,088)	(95,906)
Deferred loan costs paid	—	(1,567)

Net cash (used in) provided by financing activities	(22,356)	786,197

Net (decrease) increase in cash and cash equivalents	(16,065)	39,516
Cash and cash equivalents at beginning of year	39,516	—

Cash and cash equivalents at end of year	$23,451	$39,516

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$42,315	$19,299

Supplemental information of non-cash investing and financing activities:
Issuance of redeemable common units for real estate	$—	$150,035

Purchase and sale of redeemable common units between equity and temporary equity members	$1,581	$—

DRA/CLP OFFICE LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the Periods Ended December 31, 2008
(Not Covered by the Report Included Herein) and 2007
1. Organization
     On June 15, 2007, Colonial Properties Trust (“CLP”) completed a joint venture transaction with DRA G&I Fund VI Real Estate Investment Trust, which is the sole member of G&I VI Investment DRA/CLP Office LLC (“G&I VI”), a member of DRA/CLP Office LLC (the “Company”). G&I VI is an entity advised by DRA Advisors LLC (“DRA”). CLP had previously entered into a Membership Interests Purchase Agreement, dated as of April 25, 2007 (the “Office Purchase Agreement”), to sell to DRA the CLP’s 69.8% limited liability company interest in the Company, a newly-formed joint venture among DRA, Colonial Realty Limited Partnership (“CRLP”), an affiliate of CLP, and the limited partners of CRLP. The Company became the owner of 24 office properties, consisting of 59 buildings and two retail properties that were previously owned by CRLP. The properties are owned by limited liability companies (the “Subsidiaries”), which are owned directly or indirectly by the Company. Pursuant to the Office Purchase Agreement, CRLP retained a 15% interest in the Company, as well as management and leasing responsibilities for the 26 properties owned by the Company. The Company portfolio is composed of 6.9 million square feet of Class A suburban and urban office buildings and two adjoining retail centers located in suburban and urban office markets in Alabama, Florida, Georgia, North Carolina and Texas. In addition to the approximate 69.8% interest purchased from CRLP, DRA purchased an aggregate of 2.6% of the limited liability company interests in the Company from limited partners of CRLP. At December 31, 2007, DRA held approximately 72.4% of the limited liability company interests of the Company; Colonial Office Holdings LLC, a subsidiary of CRLP, holds 15% of the limited liability company interests in the Company (and serves as the “Manager” of the Company); and certain limited partners of CRLP (“Rollover LPs”), that did not elect to sell their interests in the Company to DRA, hold the remaining approximately 12.6% of the limited liability company interests in the Company.
     In May 2008, certain Rollover LPs exercised an option to sell their membership interests totaling approximately $1.7 million, reducing the Rollover LPs’ interests to approximately 11.7% of the limited liability company interests in the Company. DRA purchased these Rollover LPs’ units with cash, increasing DRA’s ownership interest from 72.4% to 73.3% of the limited liability company interests of the Company; while Colonial Office Holdings LLC’s continues to hold 15% of the limited liability interests in the Company.
     As of December 31, 2008, the Company owned 15 office properties, consisting of 40 office buildings and two retail centers totaling approximately 5.2 million square feet located in suburban and urban office markets in Alabama, Florida, Georgia, North Carolina and Texas.
     Operating Agreement — The Company will distribute cash flow from operations for each fiscal quarter first to the holders of common units pro rata, in accordance with their respective percentage interests until the “9% Preferred Return Account” (as defined in the Amended Operating Agreement) of each such holder has been reduced to zero, and thereafter, 15% to the Manager and 85% to the holders of common units (including the Manager), pro rata among such holders of common units in accordance with their respective percentage interests. Capital proceeds from a merger, consolidation or sale of all or substantially all of the properties, and from other refinancings and asset sales, and proceeds in liquidation shall be distributed to holders of common units pro rata in accordance with their respective percentage interests. All distributions are subject to any payments required to be made by the Company in respect of any partner loans made by the Manager or DRA. In addition, the Manager is not required to make any distribution of cash to the members if such distribution would cause a default under a loan agreement to which the Company is a party.
     As of December 31, 2008 and for the year then ended, the Company does not meet the criteria of a significant subsidiary to Colonial Properties Trust and as a result, the financial statements for those periods are audited but the report is not presented herein.

DRA/CLP OFFICE LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the Periods Ended December 31, 2008
(Not Covered by the Report Included Herein) and 2007 — Continued
2. Summary of Significant Accounting Policies
     Principles of Consolidation — The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.
     Real Estate Investments — Rental property and improvements are included in real estate investments and are stated at cost. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant improvements, which improve or extend the useful life of the assets, are capitalized.
     Depreciation and Amortization — The Company computes depreciation on its land improvements and buildings and improvements using the straight-line method based on estimated useful lives, which generally range from 3 to 59 years. Tenant improvements are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). The values of above-market leases are amortized as a reduction of rental income over the remaining non-cancelable term of the lease. The values of below-market leases are amortized as an increase to rental income over the initial term and any fixed-rate renewal period of the associated lease. The value associated with in-place leases and tenant relationships is amortized as a leasing cost over the initial term of the respective leases and any probability-weighted renewal periods. The initial term and any probability-weighted renewal periods have a current weighted average composite life of 6.2 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangibles will be written-off.
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
     Deferred costs consist of the following:

	December 31,
(in thousands)	2008	2007
Financing costs	$1,567	$1,567
Leasing costs	34,408	33,172

	35,975	34,739
Less accumulated amortization	9,071	3,154

	$26,904	$31,585

DRA/CLP OFFICE LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the Periods Ended December 31, 2008
(Not Covered by the Report Included Herein) and 2007 — Continued
     Future amortization of acquired leasing costs for each of the next five years and thereafter is estimated as follows:

For the Year Ended December 31,
(in thousands)
2009	$5,309
2010	4,990
2011	3,574
2012	2,311
2013	2,084
Thereafter	3,810

$22,078

     Impairment and Disposal of Long-Lived Assets — The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS 144, the results of operations of real estate held for sale and real estate sold during the year are presented in discontinued operations. The Company no longer records depreciation and amortization on assets held for sale. The Company assesses impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. The Company assesses impairment of operating properties based on the operating cash flows of the properties. In performing its assessment, the Company makes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. For the year ended December 31, 2008 and the period ended December 31, 2007, no impairment charges were recorded.
     Revenue Recognition — Rental revenue is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in deferred rent receivable on the accompanying balance sheet. The Company establishes, on a current basis, an allowance for future potential tenant credit losses, which may occur against this account. The deferred rent receivable reflected on the balance sheet is net of such allowance.
     In addition to base rent, tenants also generally pay their pro rata share of increases in real estate taxes and operating expenses for the building over a base year. In certain leases, in lieu of paying additional rent based upon increases in building operating expenses, the tenant will pay additional rent based upon increases in the consumer price index over the index value in effect during a base year. In addition, certain leases contain fixed percentage increases over the base rent to cover escalations.
     Tenant Receivables and Allowances for Doubtful Accounts — Tenant receivables consists of receivables from tenants for rent and other charges, recorded according to the terms of their leases. The Company maintains an allowance for doubtful accounts for estimated losses due to the inability of its tenants to make required payments for rents and other rental services. In assessing the recoverability of these receivables, the Company makes assumptions regarding the financial condition of the tenants based primarily on past payment trends and certain financial information that tenants submit to the Company. As of December 31, 2008 and 2007, respectively, allowance for doubtful accounts amounted to approximately $1.3 million and $0.4 million. The Company may or may not require collateral for tenant receivables.
     Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

DRA/CLP OFFICE LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the Periods Ended December 31, 2008
(Not Covered by the Report Included Herein) and 2007 — Continued
     At various times throughout the year, the Company maintained balances in excess of Federal Deposit Insurance Corporation insured limits with two financial institutions.
     Income Taxes — No provision or benefit for income taxes has been included in the consolidated financial statements because such taxable income or loss passes through to, and is reportable by, the members of the Company.
     Liabilities Measured at Fair Value — On January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements” for financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.
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
     Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar liabilities in active markets, as well as inputs that are observable for the liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance or a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the liability.
     Fair Value of Financial Instruments — The Company believes the carrying amount of its temporary investments, tenant receivables, accounts payable, accrued expenses and other liabilities is a reasonable estimate of fair value of these instruments. Based on the estimated market interest rates of approximately 6.5 percent, the fair value of the Company’s mortgage payable is approximately $711 million as of December 31, 2008.
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

DRA/CLP OFFICE LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the Periods Ended December 31, 2008
(Not Covered by the Report Included Herein) and 2007 — Continued
3. Business Combination
     On June 15, 2007, the Company purchased a portfolio of properties comprised of 24 office properties and two retail properties located in suburban and urban office markets in Alabama, Florida, Georgia, North Carolina and Texas. The legal structure of the transaction is described in Note 1. The operations of these properties have been included in these consolidated financial statements since that date. The acquisitions are being accounted for under the purchase method of accounting. The purchase price of approximately $1.1 billion (net of cash acquired of approximately $14.4 million) was allocated to the net assets acquired based upon the estimated fair values at the date of acquisition and also the sale of assets held for sale, which provided relevant market data. The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

     The purchase price of approximately $1.1 billion consists of:
(1)	Cash of approximately $972 million arising from the issuance of nonredeemable common units and proceeds from mortgage payable

(2)	Redeemable common units issued with a fair value of approximately $150 million
     The Company allocated the purchase price to acquired tangible and identifiable intangible assets, including land, buildings, tenant improvements, above and below market leases, acquired in-place leases, other assets and assumed liabilities in accordance with SFAS No. 141, “Business Combinations”. The allocation to identifiable intangible assets is based upon various factors including the above or below market component of in-place leases, the value of in-place leases and the value of tenant relationships, if any. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using an interest rate that reflects the risks associated with the lease) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using current fair market rates over the remaining term of the lease. The aggregate value of in-place leases acquired is measured based on the difference between (i) the property values with existing in-place leases adjusted to market rental rates, and (ii) the property valued as if vacant. The allocation of the purchase price to tangible assets (buildings and land) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Differing assumptions and methods could have resulted in different estimates of fair value and thus, a different purchase price allocation and corresponding increase or decrease in depreciation and amortization expense.
4. In-Place and Acquired Net Below-Market Leases
     For the year ended December 31, 2008 and the period ended December 31, 2007, the Company recognized a net increase of approximately $1.9 million and $1.2 million, respectively, in rental revenue for the amortization of acquired net below-market leases. The amortization for the above-market leases and below-market leases were $3.4 million and ($5.3) million, respectively, for the year ended December 31, 2008. For the period ended December 31, 2007, the amortization for

DRA/CLP OFFICE LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the Periods Ended December 31, 2008
(Not Covered by the Report Included Herein) and 2007 — Continued
the above-market leases and below-market leases were $1.5 million and ($2.7) million, respectively. The Company recognized approximately $8.3 million and $4.6 million of amortization of in-place leases for the year ended December 31, 2008 and the period ended December 31, 2007, respectively.
     Future amortization of acquired in-place leases and acquired net below-market leases for each of the next five years and thereafter is estimated as follows:

	(in thousands)
		Acquired
	In-Place	Net Below
For the Year Ended December 31,	Leases	Market Leases
2009	$8,020	$1,772
2010	7,518	2,303
2011	4,264	2,429
2012	2,105	1,896
2013	1,827	1,604
Thereafter	5,387	4,189

	$29,121	$14,193

5. Mortgage Payable
     The Company has a non-recourse loan with an amount of approximately $742 million outstanding at December 31, 2008 and 2007 payable to Wells Fargo Bank, N.A.. This loan was made in two advances: (i) an advance in the amount of approximately $588 million on June 13, 2007 and (ii) an advance in the amount of approximately $154 million on July 17, 2007. The loan is interest only and bears monthly interest at a fixed rate of 5.61%. The loan matures on July 1, 2014, is cross collateralized various properties and is guaranteed up to $15 million by DRA. The loan may not be prepaid prior to the maturity date without the payment of a Yield Maintenance Premium, as defined in the loan agreement. In addition, the Company may defeasance one or more of the properties from a lien on the loan upon satisfaction of conditions as stated in the loan agreement. The loan requires that the Company maintain a certain debt service coverage ratio. The Company was in compliance with this covenant during the year ended December 31, 2008. Interest expense in the amount of approximately $42.3 and $22.5 million was incurred during the year ended December 31, 2008 and the period ended December 31, 2007, respectively.

DRA/CLP OFFICE LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the Periods Ended December 31, 2008
(Not Covered by the Report Included Herein) and 2007 — Continued
6. Discontinued Operations
     Discontinued operations for the year ended December 31, 2008 and period ended December 31, 2007 are summarized as follows:

(in thousands)	2008	2007
Rental revenue	$—	$10,115
General operating expenses	—	(1,274)
Taxes, licenses and insurance	—	(642)
Management fees paid to affiliates	—	(410)
Repairs and maintenance	—	(783)
General and administrative	—	(221)
Interest expense	—	(220)

Income from discontinued operations	$—	$6,565

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
7. Leases
     The Company’s operations consist principally of owning and leasing office space. Terms of the leases generally range from 5 to 10 years. The Company principally pays all operating expenses, including real estate taxes and insurance. Substantially all of the Company’s leases are subject to rent escalations based on changes in the Consumer Price Index, fixed rental increases or increases in real estate taxes and certain operating expenses. A substantial number of leases contain options that allow leases to renew for varying periods. The Company’s leases are operating leases and expire at various dates through 2029. The future minimum fixed base rentals under these non-cancelable leases are approximately as follows:

For the Year Ended December 31,
(in thousands)
2009	$87,395
2010	78,877
2011	66,429
2012	44,668
2013	31,157
Thereafter	71,738

$380,264

8. Commitments and Contingencies
     The Company is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position or results of operations or cash flows of the Company.
     Property Lockout Period

DRA/CLP OFFICE LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the Periods Ended December 31, 2008
(Not Covered by the Report Included Herein) and 2007 — Continued
     Other than with respect to the Huntsville, Alabama properties, unless the Manager and DRA have unanimously agreed that the Company will not sell or otherwise transfer or dispose of, directly or indirectly, any property during the three-year period following June 15, 2007 (the “Lockout Period”).
     Tax Protection
     Certain events or actions by the Company following June 15, 2007 could cause Rollover LPs to recognize for Federal income tax purposes part or all of such Rollover LPs’ gain that is intended to be deferred at the time of the transactions. The Amended Operating Agreement provides for limited “tax protection” benefits for Rollover LPs.
     During the period ending seven years and one month following June 15, 2007 (the “Tax Protection Period”), the Company may not, directly or indirectly, (i) take any action, including a sale or disposition of all or any portion of its interest in any of the properties (the “Protected Properties”), if any Rollover LP would be required to recognize gain for Federal income tax purposes pursuant to Section 704(c) of the Internal Revenue Code with respect to the Protected Properties as a result thereof, or (ii) undertake a merger, consolidation or other combination of the Company or any of its subsidiaries with or into any other entity, a transfer of all or substantially all of the assets of the Company, a reclassification, recapitalization or change of the outstanding equity interests of the Company or a conversion of the Company into another form of entity, unless the Company pays to each Rollover LP its “Tax Damages Amount.” The “Tax Damages Amount” to be paid to the Rollover LPs is an amount generally equal to the sum of (A) the built-in gain attributable to the Protected Property recognized by the affected Rollover LP, multiplied by the maximum combined federal and applicable state and local income tax rates for the taxable year in which the disposition occurs and applicable to the character of the resulting gain, plus (B) a “gross-up” amount equal to the taxes (calculated at the rates described in the Amended Operating Agreement which, generally, are the rates that the Rollover LP will be subject to at the time of a recognition event) payable by a Rollover LP as the result of the receipt of such payment.
     In connection with the sale of the Huntsville, Alabama assets, the Company accrued tax protection payments of approximately $4.4 million as of December 31, 2007, which was paid to the Rollover LPs during 2008.
9. Redeemable Common Units
     Rollover LP Put Rights
     At any time after expiration of the Lockout Period, each Rollover LP or any group of Rollover LPs holding in the aggregate a number of the Company common units greater than or equal to the lesser of (x) 526,150 common units or 75% of the remaining common units held by the Rollover LPs, will have the right to require the Company to buy all, but not fewer than all, of its common units during an Annual Redemption Period (as defined in the Amended Operating Agreement) for a purchase price equal to the “Redemption Value.” The “Redemption Value” of the Rollover LP’s common units will equal the product of (x) the percentage interest represented by such common units times (y) an amount equal to (i) the aggregate fair market value of the properties, plus (ii) the net current assets of the Company, minus (iii) the fair value of the indebtedness of the Company and its subsidiaries, minus (iv) the aggregate liquidation preference of any preferred Company units then outstanding, minus (v) an amount equal to 1.0% of the amount in clause (i) as an estimate of sales costs in connection with the sale of such properties. The Rollover LPs’ common units subject to the put rights are referred to as Redeemable common units and are shown in the accompanying consolidated balance sheet as Temporary Equity-Redeemable common units at its redemption value.

DRA/CLP OFFICE LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the Periods Ended December 31, 2008
(Not Covered by the Report Included Herein) and 2007 — Continued
     As described in Note 1, in May 2008, certain Rollover LPs exercised an option to sell their membership interests totaling approximately $1.7 million reducing the Rollover LPs’ interests to approximately 11.7% of the limited liability company interests in the Company. The redemption value was $6.5 million and $26.6 million at December 31, 2008 and 2007, respectively, which reflects a decrease in redemption value of approximately $11.9 million during the year ended December 31, 2008.
     The fair market value of the properties for the second Annual Redemption Period will be internally generated by the Manager based on net operating income of the properties for the preceding fiscal year and using, for all revenue generating properties, the methodology applied in the appraisals that were obtained by DRA in connection with the transactions, and for non-revenue generating properties, the carrying value of such properties on the books of the Company. From and after the third Annual Redemption Period, the fair market value of the properties will be based on the most recent independent appraisal obtained by DRA (which shall not be older than 15 months).
     Rollover LP Redemption in Kind
     At any time after the seventh anniversary of the date of the Amended Operating Agreement, any Rollover LP or a group of Rollover LPs holding in the aggregate a number of common units greater than or equal to the lesser of (x) the number of common units with an aggregate purchase price of $5 million under the Purchase Agreements, or (y) 75% of the remaining common units held by Rollover LPs, may require the Company to redeem all, but not less than all, of such Rollover LPs’ common units in exchange for one or more properties owned by the Company for at least two years (or common units in entities the sole assets of which are such properties).
     Colonial Office Holdings Put Right
     At any time after expiration of the Lockout Period, Colonial Office Holdings (“Office Holdings”) will have the right to require the Company to purchase all (but not less than all) of its common units. The purchase price will equal the fair market value of Office Holdings’ common units, which is an amount equal to the percentage interest represented by such Common Units, times (i) the aggregate fair market value of the Properties, plus (ii) the net current assets of the Company, minus (iii) the principal amount of the indebtedness of the Company and its subsidiaries, minus (iv) the aggregate liquidation preference of any preferred common units then outstanding. The fair market value of the Properties will be determined in accordance with the Valuation Method, as defined in the Operating Agreement. The Company may sell properties of DRA’s choice in order to satisfy its obligations to Office Holdings under the Office Holdings put option. Office Holdings will make any required payments of Tax Damages Amounts to the Rollover LPs arising as a result of the sale of one or more Properties in connection with the exercise of Office Holdings’ put option.
     Colonial Office Holdings’ common units subject to the put rights are referred to as Redeemable common units and are shown in the accompanying consolidated balance sheet as Temporary Equity-Redeemable common units at its redemption value. The redemption value was $11.1 million and $32.2 million as of December 31, 2008 and 2007, respectively, which resulted in a decrease in redemption value of approximately $16.8 million during the year ended December 31, 2008.

DRA/CLP OFFICE LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the Periods Ended December 31, 2008
(Not Covered by the Report Included Herein) and 2007 — Continued
10. Related Party Transactions
     The Company’s properties are managed by Colonial Properties Services, Inc. (the “Property Manager”), a subsidiary of CRLP. During the term of the management agreements, the Company will pay to the Property Manager a management fee equal to 4% of Gross Receipts as defined by the management agreements and reimbursement for payroll, payroll related benefits and administrative expenses. Management fees incurred by the Company for the periods ending December 31, 2008 and 2007 were approximately $4.4 million and $2.8 million, respectively. As of December 31, 2008 and 2007, approximately $.5 million in management fees were included in accounts payable. Construction management fees incurred by the Company for the periods ending December 31, 2008 and 2007 were approximately $.3 million and $.1 million, respectively. As of December 31, 2008 and 2007, there were no construction management fees included in accounts payable. For the periods ending December 31, 2008 and 2007, the Company reimbursed the Property Manager approximately $3.7 million and $2.1 million, respectively, for payroll, payroll related benefits and administrative costs. The Company has accrued payroll of approximately $0.2 million as of December 31, 2008 and 2007.
     For the year ended December 31, 2008 and the period ended December 31, 2007, the Company paid leasing commissions to the Property Manager of approximately $1.7 million and $2.3 million, respectively. As of December 31, 2008, approximately $.7 million in leasing commissions were included in accounts payable. As of December 31, 2007, there were no leasing commissions included in accounts payable.
     For the period ended December 31, 2007, the Company incurred approximately $0.5 million in disposition fees associated with the properties sold in November payable to the Property Manager. These fees were paid in 2008 and are included in Payable to members as of December 31, 2007.
     In June 2007, G&I VI and CRLP provided member loans to the Company of approximately $12.4 million and $2.6 million, respectively, for closing costs and initial working capital. These loans, which were repaid in July 2007, accrued interest at the rate of 10% per annum. Interest expense in the amount of approximately $0.1 million was incurred during the period ended December 31, 2007 related to those member loans.
     As discussed in Note 6, in November 2007, the Company disposed of its interest in nine office properties totaling 1.7 million square feet located in Huntsville, AL. As part of the transaction, CLP acquired a 40% interest in three tenancies in common (TIC) investments of the same nine office properties.
     The Company leased space to the Property Manager and its affiliates. For the year ended December 31, 2008 and the period ended December 31, 2007, market rent and other income received from the entities totaled approximately $1.5 million and $0.9 million, respectively.
     The Company entered into a lease renewal and expansion agreement between the Company and the Property Manager during the same periods. Tenant improvement costs of $0.1 million and $0.7 million were incurred by the Company for the year ended December 31, 2008 and the period ended December 31, 2007, respectively, as required by the terms of the lease agreement.
     The Company leased space to an entity in which a trustee of CLP has an interest. The Company received market rent from this entity for approximately $0.5 million and $0.3 million during the year ended December 31, 2008 and the period ended December 31, 2007, respectively.
11. Subsequent Events
     In February 2009, the Company paid distributions to the Members totaling approximately $5.4 million.

Appendix S–2
OZ/CLP Retail LLC and Subsidiaries
Consolidated Financial Statements
For the Periods Ended December 31, 2008
(Not Covered by the Report Included Herein) and 2007

OZ/CLP Retail LLC and Subsidiaries

Contents
Consolidated Financial Statements
For the Year Ended December 31, 2008
(Not Covered by the Report Included Herein)
and the Period from June 15, 2007
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

/s/  PricewaterhouseCoopers LLP
Birmingham, Alabama
February 29, 2008

OZ/CLP Retail LLC and Subsidiaries

Consolidated Balance Sheets
As of December 31, 2008 and 2007
(in thousands)

	(Not Covered
	by the Report
	Included Herein)
	2008	2007
ASSETS

Land, buildings, and equipment, net	$324,738	$333,067
Cash and cash equivalents	3,230	3,915
Restricted cash	2,217	1,882
Accounts receivable, net	2,095	1,348
Deferred lease costs, net	7,014	8,160
Deferred mortgage costs, net	738	872
In place leases, net	16,404	21,452
Acquired above market leases, net	6,085	7,101
Other assets	1,068	700

Total assets	$363,589	$378,497

LIABILITIES, TEMPORARY EQUITY and MEMBERS’ EQUITY

Mortgages payable	$284,000	$284,000
Accounts payable and accrued expenses	1,672	1,763
Unpaid redemption value of redeeming Rollover LP members	8,713	—
Accrued interest	1,245	1,245
Acquired below market leases, net	14,272	16,249
Tenant deposits	420	442
Unearned rent	1,121	1,172

Total liabilities	311,443	304,871

COMMITMENT AND CONTINGENCIES (NOTE 7)

TEMPORARY EQUITY — REDEEMABLE COMMON UNITS
Redeemable common units (Redemption value of $137)	137	9,849

EQUITY — NONREDEEMABLE COMMON UNITS	52,009	63,777

Total liabilities, temporary equity and members’ equity	$363,589	$378,497

The accompanying notes are an integral part of these consolidated financial statements.

OZ/CLP Retail LLC and Subsidiaries
Consolidated Statements of Operations
For the Periods Ended December 31, 2008 and 2007
(in thousands)

	(Not Covered
	by the Report
	Included Herein)	For the Period From
	For the Period	June 15, 2007
	Ended December	(Inception) to
	31, 2008	December 31, 2007
Revenues
Rent	$27,004	$14,681
Percentage rent	118	18
Tenant recoveries	6,746	3,591
Other	739	405

Total revenues	34,607	18,695

Property operating expenses
General operating expenses	1,401	655
Management fees paid to affiliate	1,149	699
Repairs and maintenance	2,310	1,245
Taxes, licenses and insurance	4,050	2,112
General and administrative	706	436
Depreciation	9,450	5,861
Amortization	7,010	3,236

Total property operating expenses	26,076	14,244

Income from operations	8,531	4,451

Other income (expense)
Interest expense	(18,532)	(9,817)
Interest income	85	52

Total other expense	(18,447)	(9,765)

Net loss	$(9,916)	$(5,314)

The accompanying notes are an integral part of these consolidated financial statements.

OZ/CLP Retail LLC and Subsidiaries
Consolidated Statements of Members’ Equity and Temporary Equity
For the Periods Ended December 31, 2008
(Not Covered by the Report Included Herein) and 2007
(in thousands)

	Equity			Temporary
		Colonial Retail		Equity
	OZRE Retail LLC	Holdings LLC	Total	Rollover LP’s
Balance – Beginning of Period — June 15, 2007 (Inception)	$—	$—	$—	$—

Issuance of redeemable common units	—	—	—	21,617
Issuance of nonredeemable common units	125,248	25,917	151,165	—
Distributions	(68,025)	(14,076)	(82,101)	(11,741)
Net loss	(3,852)	(797)	(4,649)	(665)
Change in redemption value of redeemable common units	(528)	(110)	(638)	638

Balance – December 31, 2007	$52,843	$10,934	$63,777	$9,849

Redemption of redeemable common units	$(614)	$(127)	$(741)	$(8,368)
Distributions	(1,851)	(383)	(2,234)	(221)
Net loss	(7,804)	(1,615)	(9,419)	(497)
Change in redemption value of redeemable common units	517	109	626	(626)

Balance – December 31, 2008	$43,091	$8,918	$52,009	$137

The accompanying notes are an integral part of these consolidated financial statements.

OZ/CLP Retail LLC and Subsidiaries
Consolidated Statements of Cash Flows
For the Periods Ended December 31, 2008 and 2007
(in thousands)

	(Not Covered
	by the Report	For the Period From
	Included Herein)	June 15, 2007
	For the Year Ended	(Inception) to
	December 31, 2008	December 31, 2007

Cash flows from operating activities
Net loss	$(9,916)	$(5,314)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,460	9,166
Above/Below market amortization	(961)	(514)
Bad debt expense	210	123
Changes in operating assets and liabilities
Accounts receivable	(957)	(574)
Other assets	(368)	(469)
Accounts payable and accrued expenses	(91)	(631)
Accrued interest	309	1,245
Tenant deposits	(22)	(110)
Unearned rent	(51)	(10)

Net cash provided by operating activities	4,613	2,912

Cash flows from investing activities
Cash paid in acquisition, net of cash acquired	—	(311,219)
Restricted cash	(335)	(1,882)
Capital expenditures	(1,121)	(276)
Leasing costs paid	(682)	(86)

Net cash used in investing activities	(2,138)	(313,463)

Cash flows from financing activities
Borrowing of long-term debt	—	284,000
Repayment of loans to members	—	(4,952)
Proceeds from loans of members	—	4,952
Proceeds from issuance of nonredeemable common units	—	125,248
Distributions paid to equity members	(2,234)	(82,101)
Distributions paid to temporary equity members	(221)	(11,741)
Payment of redemption value to redeeming Rollover LP members	(705)	—
Deferred loan costs	—	(940)

Net cash (used in) provided by financing activities	(3,160)	314,466

(Decrease) Increase in cash	(685)	3,915

Cash
Beginning of period	3,915	—

End of period	$3,230	$3,915

Supplemental disclosure of cash flow information

Cash paid during the year for interest	$18,223	$8,503

Supplemental information of non-cash investing and financing activities

Redemption value of redeemable common units to Rollover LP members	$(9,109)	$

Issuance of redeemable common units for real estate	—	47,534

The accompanying notes are an integral part of these consolidated financial statements.

OZ/CLP Retail LLC and Subsidiaries
Notes to the Consolidated Financial Statements
For the Periods Ended December 31, 2008
(Not Covered by the Report Included Herein) and 2007
1. Organization and Basis of Presentation
     On June 20, 2007, Colonial Properties Trust (“CLP”) completed a joint venture transaction with OZRE Retail LLC. CLP had previously entered into a Membership Interests Purchase Agreement, dated as of April 25, 2007 (the “Retail Purchase Agreement”), to sell to OZRE Retail LLC CLP’s 69.8% limited liability company interest in OZ/CLP Retail LLC (the “Company”), a newly formed joint venture among OZRE Retail LLC (“OZRE”), Colonial Realty Limited Partnership (“CRLP”), an affiliate of CLP, and the limited partners of CRLP. The Company became the owner of 11 retail properties previously owned by CRLP. The properties are owned by limited liability companies (the “subsidiaries”) which are owned directly or indirectly by the Company. Pursuant to the Retail Purchase Agreement, CRLP retained a 15% minority interest in the Company, as well as management and leasing responsibilities for the 11 properties owned by the Company. In addition to the approximate 69.8% interest purchased from CLP, OZRE purchased an aggregate of 2.7% of the limited liability company interests in the Company from limited partners of CRLP. At December 31, 2007, OZRE held approximately 72.5% of the limited liability company interests of the Company; Colonial Retail Holdings LLC (“Retail Holdings”), a subsidiary of CRLP, held 15% of the limited liability company interests in the Company (and serves as the “Manager” of the Company); and certain limited partners of CRLP (“Rollover LP’s”), that did not elect to sell their interests in the Company to OZRE, hold the remaining approximately 12.5% of the limited liability company interests in the Company.
     As of December 31, 2008, the Company owned 11 retail properties totaling approximately 3.0 million square feet located in Alabama, Florida, Georgia and Texas.
     In June 2008, certain Rollover LP’s exercised an option to sell their membership interests totaling approximately $9.1 million reducing the Rollover LP’s interests to approximately 0.20% of the limited liability company interests in the Company. The redeemed units were purchased by the joint venture increasing OZRE’s ownership interest from 72.5% to 82.7% and Retail Holdings’ interest from 15% to 17.1%. The purchase price of the redeemed units is payable in installments to the redeeming Rollover LP’s using 50% of the funds otherwise available for distribution to the holders of common company units. During 2008, $0.7 million in payments were made to these redeeming Rollover LP’s. The unpaid portion of the redemption value accrues interest at the rate of 6% per annum and compounds quarterly. As of December 31, 2008, $0.3 million of accrued interest had been recorded.
     Operating Agreement — The Company will distribute 50% of cash flow from operations for each fiscal quarter to the redeeming Rollover LP’s until such time the redeeming Rollover LP’s are paid in full. The remaining cash flow from operations will be distributed first to the holders of any outstanding preferred company units (if any preferred company units are outstanding at the time of such distribution; as of December 31, 2008, there are no preferred company units outstanding), second to the holders of common company units, pro rata, in accordance with their respective percentage interests until the “8% Preferred Return Account” (as defined in the Amended Operating Agreement) of each such holder shall have been reduced to zero, and thereafter; 15% to the Manager (the “Promote Payment”) and 85% to the holders of common company units (including the Manager), pro rata among such holders of common company units in accordance with their respective percentage interests. In the event that members of the Company have a positive balance in their “8% Preferred Return Account” after the final distribution of cash flow following any fiscal year of the Company and the Manager shall have received a Promote Payment with respect to such fiscal year, then within 15 days after such distribution of cash flow, the Manager shall pay to the members pro rata in accordance with their respective percentage interests the lesser of: (i) the aggregate amount of the Promote Payment received by Manager with respect to such preceding fiscal year or (ii) the aggregate amount of the members’ positive balances in their respective 8% Preferred Return Accounts. The actual amount (if any) received by each such member shall reduce the positive balance in their respective 8% Preferred Return Account.

OZ/CLP Retail LLC and Subsidiaries

Notes to the Consolidated Financial Statements
For the Periods Ended December 31, 2008
(Not Covered by the Report Included Herein) and 2007 — (Continued)
     Subject to the provisions of any agreement to which the Company is a party, net capital proceeds from a merger, consolidation or sale of all or substantially all of the properties, from re-financings and other asset sales, and proceeds in liquidation shall be distributed first to the holders of any outstanding preferred company units and thereafter to the holders of common company units, pro rata in accordance with their respective percentage interests. All distributions are subject to any loan or similar agreements to which the Company is a party, and repayment of any Partner Loans made by Retail Holdings. As of December 31, 2008, as described above, the Company owed $8.7 million in unpaid Redemption Value to redeeming Rollover LP’s. During 2008, $0.7 million in payments were made to these redeeming Rollover LP’s. In addition, the Manager is not required to make any distribution of cash to the members if such distribution would cause a default under a loan agreement to which the Company is party.
     As of December 31, 2008 and for the year then ended, the Company does not meet the criteria of a significant subsidiary to Colonial Properties Trust and as a result, the financial statements for those periods are audited but the report is not presented herein.
2. Summary of Significant Accounting Policies
     Principles of Consolidation — The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
     Land, Buildings and Equipment — Land, buildings, and equipment is stated at the lower of cost, less accumulated depreciation, or fair value. The Company reviews its long-lived assets and certain intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the asset’s fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. The Company computes depreciation on its operating properties using the straight-line method based on estimated useful lives, which generally range from 3 to 48 years. Tenant improvements are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). Repairs and maintenance are charged to expense as incurred. Replacements and improvements are capitalized and depreciated over the estimated remaining useful lives of the assets. The Company recognizes sales of real estate properties only upon the closing of a transaction. Payments received from purchasers prior to closing are recorded as deposits. Profit on real estate sold is recognized using the full accrual method upon closing when the collectability of the sales price is reasonably assured and the Company is not obligated to perform significant activities after the sale. Profit may be deferred in whole or part until the sale meets the requirements of profit recognition on sales of real estate under Statement of Financial Accounting Standards (SFAS) No. 66, Accounting for Sales of Real Estate. Further, the profit is limited by the amount of cash received for which the Company has no commitment to reinvest pursuant to the partial sale provisions found in paragraph 30 of Statement of Position (SOP) 78-9, Accounting for Investments in Real Estate Ventures. There were no sales transactions for the periods ended December 31, 2008 and 2007. Land, buildings and equipment consist of the following as of December 31, 2008 and 2007:

	(in thousands)
	December 31, 2008	December 31, 2007
Land	$58,173	$58,173
Buildings and improvements	256,899	256,248
Land improvements	24,507	24,507

	339,579	338,928
Accumulated depreciation	(14,841)	(5,861)

	$324,738	$333,067

OZ/CLP Retail LLC and Subsidiaries

Notes to the Consolidated Financial Statements
For the Periods Ended December 31, 2008
(Not Covered by the Report Included Herein) and 2007 — (Continued)
     Depreciation expense for the periods ended December 31, 2008 and 2007 were $9.5 million and $5.9 million, respectively.
     Acquisition of Real Estate Assets — The Company accounts for its acquisitions or investments in real estate in accordance with SFAS No. 141, Business Combinations, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of other tenant relationships, based in each case on their fair values. The Company considers acquisitions of operating real estate assets to be “businesses” as that term is contemplated in Emerging Issues Task Force (EITF) Issue No. 98-3, Determining Whether a Non-Monetary Transaction Involves Receipt of Productive Assets or of a Business.
     The Company allocates purchase price to the fair value of the tangible assets of an acquired property (which includes the land and building) determined by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land and buildings based on management’s determination of the relative fair values of these assets. The Company also allocates value to tenant improvements based on the estimated costs of similar tenants with similar terms.
     Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases. These above (below) market lease intangibles have a weighted-average composite life of 7.4 years as of December 31, 2008.
     The value associated with in-place leases and tenant relationships is amortized as a leasing cost over the initial term of the respective leases and any probability-weighted renewal periods. The initial term and any probability-weighted renewal periods have a current weighted average composite life of 5.2 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangibles will be written off.
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

OZ/CLP Retail LLC and Subsidiaries

Notes to the Consolidated Financial Statements
For the Periods Ended December 31, 2008
(Not Covered by the Report Included Herein) and 2007 — (Continued)
quality and expectations of lease renewals (including those existing under the terms of the lease agreement or management’s expectation for renewal), among other factors.
     The values of in-place leases and tenant relationships are amortized as a leasing cost expense over the initial term of the respective leases and any renewal periods. In no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense. Amortization expense for in-place lease intangible assets for the periods ended December 31, 2008 and 2007 were approximately $5.0 million and $2.5 million, respectively.
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
     As of December 31, 2008 and 2007, the Company maintained approximately $3.2 million and $3.9 million, respectively, with one financial institution which exceeds the FDIC insured limits.
     Restricted Cash — Restricted cash is comprised of cash balances which are legally restricted as to use and consists of escrowed funds for property taxes, insurance, and future capital improvements.
     Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable consist of receivables from tenants for rent and other charges, recorded according to the terms of their leases. The Company maintains an allowance for doubtful accounts for estimated losses due to the inability of its tenants to make required payments for rents and other rental services. In assessing the recoverability of these receivables, the Company makes assumptions regarding the financial condition of the tenants based primarily on past payment trends and certain financial information that tenants submit to the Company. As of December 31, 2008 and 2007, allowance for doubtful accounts amounted to approximately $0.3 million and $0.1 million, respectively. The Company may or may not require collateral for tenant receivables.
     Deferred Lease Costs and Mortgage Costs — Deferred leasing costs and leasing costs acquired at inception consist of legal fees and brokerage costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term. Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized on a straight-line basis over the terms of the respective loan agreements, which approximates the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Deferred costs as of December 31, 2008 and 2007 consist of the following:

	(in thousands)
	2008	2007
Financing Costs	$940	$940
Leasing Costs	9,142	8,924

	10,083	9,864
Less Accumulated Amortization	2,331	832

	$7,752	$9,032

OZ/CLP Retail LLC and Subsidiaries

Notes to the Consolidated Financial Statements
For the Periods Ended December 31, 2008
(Not Covered by the Report Included Herein) and 2007 — (Continued)
     Impairment and Disposal of Long-Lived Assets — The Company follows SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS 144, the results of operations of real estate held for sale and real estate sold during the year are presented in discontinued operations. The Company no longer records depreciation and amortization on assets held for sale. The Company assesses impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. The Company assesses impairment of operating properties based on the operating cash flows of the properties. In performing its assessment, the Company makes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. For the periods ended December 31, 2008 and 2007, no impairment charges were recorded.
     Revenue Recognition — Rental revenue is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in Other assets on the accompanying consolidated balance sheets with a balance of approximately $0.8 million and $0.4 million at December 31, 2008 and 2007, respectively. The Company establishes, on a current basis, an allowance for future potential tenant credit losses which may occur against this account. As of December 31, 2008 and 2007, the allowance was approximately $38,000 and $17,000, respectively.
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
     Assets and Liabilities Measured at Fair Value — On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements for financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.
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
     Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a

OZ/CLP Retail LLC and Subsidiaries

Notes to the Consolidated Financial Statements
For the Periods Ended December 31, 2008
(Not Covered by the Report Included Herein) and 2007 — (Continued)
particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
     Fair Value of Financial Instruments — The Company believes the carrying amount of its temporary investments, tenant receivables, accounts payable and other liabilities is a reasonable estimate of fair value of these instruments. Based on estimated market interest rates for comparable issuances of approximately 7.5% and 6.5% at December 31, 2008 and 2007, respectively, the fair value of the Company’s mortgage payable was approximately $267.1 million and $281.2 million as of December 31, 2008 and 2007, respectively.
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
     Redeemable Common Units — In accordance with EITF Topic Summary D-98, Classification and Measurement of Redeemable Securities, the Company recognizes changes in the redemption value of the Redeemable Common Units immediately as they occur and to adjust the carrying value to equal the redemption value at the end of each reporting period. The accrued changes are reflected in the Consolidated Statements of Members’ Equity and Temporary Equity as Changes in Redemption Value of Redeemable Common Units.
     Recent Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurement.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company’s financial assets and liabilities on January 1, 2008. In February 2008, the FASB reached a conclusion to defer the implementation of the SFAS No. 157 provisions relating to non-financial assets and liabilities until January 1, 2009.  The FASB also reached a conclusion to amend SFAS No. 157 to exclude SFAS No. 13 Accounting for Leases and its related interpretive accounting pronouncements.  SFAS No. 157 is not expected to materially affect how the Company determines fair value, but has resulted in certain additional disclosures.  The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and financial liabilities and does not expect this adoption to have a material effect on its consolidated results of operations or financial position but will enhance the level of disclosure for assets and liabilities recorded at fair value.  The Company also adopted the deferral provisions of FASB Staff Position, or FSP, SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008. The Company also adopted FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP, which provides guidance on measuring the fair value of a financial asset in an inactive market, had no impact on the Company’s consolidated financial statements.
                     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements.

OZ/CLP Retail LLC and Subsidiaries

Notes to the Consolidated Financial Statements
For the Periods Ended December 31, 2008
(Not Covered by the Report Included Herein) and 2007 — (Continued)
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which changes how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, and tax benefits.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently evaluating the impact of SFAS No. 141(R) on the Company’s consolidated financial statements.
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

     The Company allocated the purchase price to acquired tangible and intangible assets, including land, buildings, tenant improvements, above and below market leases, acquired in-place leases, other assets and assumed liabilities in accordance with SFAS No. 141, Business Combinations. The allocation to intangible assets is based upon various factors including the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships, if any. The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using an interest rate which reflects the risks associated with the lease) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using current fair market rates over the remaining term of the lease. The allocation of the purchase price to tangible assets is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Differing assumptions and methods could have resulted in different estimates of fair value and thus, a different purchase price allocation and corresponding increase or decrease in depreciation and amortization expense.
4. Intangibles
     For the periods ended December 31, 2008 and 2007, the Company recognized a net increase of approximately $1.0 million and $0.5 million, respectively, in rental revenue for the amortization of above and below

OZ/CLP Retail LLC and Subsidiaries

Notes to the Consolidated Financial Statements
For the Periods Ended December 31, 2008
(Not Covered by the Report Included Herein) and 2007 — (Continued)
market leases. The Company recognized approximately $5.0 million and $2.5 million of amortization of in-place leases for the periods ended December 31, 2008 and 2007, respectively.
     Future amortization of acquired in-place leases and above (below) market leases for each of the next five years and thereafter is estimated as follows:

(in thousands)
	In-Place	Above (Below)
	Leases	Market Leases
2009	$3,687	$(1,034)
2010	3,033	(984)
2011	2,111	(1,062)
2012	1,514	(992)
2013	1,217	(891)
Thereafter	4,842	(3,224)

	$16,404	$(8,187)

5. Mortgage Payable
     The Company has a non-recourse loan with an amount of $284 million outstanding on December 31, 2008 payable to Key Bank Real Estate Capital (“Key Bank”). This loan was made in two advances (i) an advance in the amount of approximately $187.2 million on June 15, 2007, (ii) an advance in the amount of approximately $96.8 million on July 23, 2007. The loan is interest only and bears monthly interest at a fixed rate of 6.312%. The loan matures on August 6, 2014 and is collateralized by certain properties. Interest expense on the mortgage payable in the amount of $18.2 million and $9.7 million was incurred during the periods ended December 31, 2008 and 2007, respectively.
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

(in thousands)
2009	$24,758
2010	22,228
2011	17,558
2012	14,351
2013	12,293
Thereafter	51,901

$143,089

7. Commitments and Contingencies

OZ/CLP Retail LLC and Subsidiaries

Notes to the Consolidated Financial Statements
For the Periods Ended December 31, 2008
(Not Covered by the Report Included Herein) and 2007 — (Continued)
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
8. Redeemable Common Units
Rollover LP Put Rights
     Each Rollover LP will have the right to require the Company to buy some or all, but not less than 1,000 (or the remainder, if such Rollover LP has less than 1,000), of its common Company Units during an Annual Redemption Period (as defined in the Amended Operating Agreement) for a purchase price equal to the “Redemption Value.” The “Redemption Value” of Rollover LP company units equaled, during the first Annual Redemption Period, such Rollover LP’s capital account (determined in accordance with Section 704(c) of the Code), and for every Annual Redemption Period thereafter, the fair market value of such common company units, which shall be equal to the product of (x) the percentage interest represented by such company units times (y) an amount equal to (i) the aggregate fair market value of the Properties, plus (ii) the net current assets of the Company, minus (iii) the principal amount of the indebtedness of the Company and its subsidiaries, minus (iv) the

OZ/CLP Retail LLC and Subsidiaries

Notes to the Consolidated Financial Statements
For the Periods Ended December 31, 2008
(Not Covered by the Report Included Herein) and 2007 — (Continued)
aggregate liquidation preference of any preferred company units then outstanding, minus (v) an amount equal to 1.0% of the amount in clause (y) as an estimate of sales cost in connection with the sale of such properties.
     The fair market value of the Properties during any Annual Redemption Period from and after the second Annual Redemption Period will be based on an independent appraisal obtained by the Manager (which shall not be older than 15 months). The Rollover LP’s common units subject to the put rights are referred to as Redeemable common units and are shown in the accompanying consolidated balance sheets as Temporary Equity-Redeemable Common Units at its redemption value.
     As discussed in Note 1, in June 2008, certain Rollover LP’s exercised an option to sell their membership interests totaling approximately $9.1 million reducing the Rollover LP’s interests to approximately 0.20% of the limited liability company interests in the Company. The redemption value was $0.1 million and $9.8 million at December 31, 2008 and 2007, respectively, which reflects a decrease in redemption value of approximately $9.7 million during the period ended December 31, 2008. Interest expense in the amount of $0.3 million related to the unpaid portion of the redemption value was incurred during the period ended December 31, 2008.
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

OZ/CLP Retail LLC and Subsidiaries

Notes to the Consolidated Financial Statements
For the Periods Ended December 31, 2008
(Not Covered by the Report Included Herein) and 2007 — (Continued)
9. Related Party Transactions
     The Company’s properties are managed by Colonial Properties Services, Inc. (the “Property Manager”), an affiliate of CRLP. During the term of the management agreements, the Company will pay to the Property Manager a management fee equal to 4% of gross receipts as defined by the management agreements and reimbursement for payroll, payroll related benefits and administrative expenses. Management fees incurred by the Company for the periods ended December 31, 2008 and 2007 were approximately $1.1 million and $0.7 million, respectively. For the periods ended December 31, 2008 and 2007, the Company reimbursed the Property Manager approximately $0.6 million and $0.4 million, respectively, for payroll, payroll related benefits and administrative costs. In addition, the Company has accrued payroll of approximately $32,000 and $28,000, for the periods ended December 31, 2008 and 2007, respectively.
     The Company received payments from the Manager of approximately $0.4 million and $0.2 million related to a master lease agreement for tenant space at one of the properties for the periods ended December 31, 2008 and 2007, respectively.
     In June 2007, CRLP provided a member loan to the Company of approximately $5 million for closing costs and initial working capital. This loan accrued interest at the rate of 8% per annum and was repaid in July 2007. Interest expense in the amount of approximately $36,000 was incurred during the period from June 15, 2007 (inception) to December 31, 2007.
10. Subsequent Events
     In February 2009, the Company paid distributions to the members totaling approximately $0.5 million. In addition, in February 2009, the Company paid approximately $0.5 million to the redeeming Rollover LP’s.

Appendix S-3
Schedule II — Valuation and Qualifying Accounts and Reserves
(in thousands)

			Charged to
	Beginning Balance	Charged to	Other				Balance End of
Description	of Period	Expense	Accounts		Deductions		Period
Allowance for uncollectable accounts deducted from accounts receivable in the balance sheet
2008	$2,259	669	—		(1,929	)(1)	$999
2007	$1,720	1,853	—		(1,314	)(1)	$2,259
2006	$1,550	1,143	—		(973	)(1)	$1,720
Allowance for uncollectable accounts deducted from notes receivable in the balance sheet
2008	—	—	1,500	(2)	—		$1,500
2007	—	—	—		—		—
2006	—	—	—		—		—
Allowance for straight line rent deducted from other assets in the balance sheet
2008	$330	—	175	(3)	(182	)(4)	$323
2007	$1,330	—	87	(3)	(1,087	)(4)	$330
2006	$1,140	—	522	(3)	(332	)(4)	$1,330
Valuation allowance deducted from deferred tax assets on the balance sheet
2008	—	34,283	—		—		$34,283
2007	—	—	—		—		—
2006	—	—	—		—		—

(1)	Uncollectible accounts written off, and payments received on previously written-off accounts

(2)	Amounts netted against other non-property related revenue in the Consolidated Statements of Operations and Comprehensive Income (Loss)

(3)	Amounts netted against miniminum rent in the Consolidated Statements of Operations and Comprehensive Income (Loss)

(4)	Amounts reversed upon sale of property or property deferred rent equals zero.

1

Appendix S-4
SCHEDULE III
COLONIAL REALTY LIMITED PARTNERSHIP
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2008

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period				Date
				Cost Capitalized					Completed/
			Buildings and	Subsequent to		Buildings and		Accumulated	Placed in		Depreciable
Description	Encumbrances (1)	Land	Improvements	Acquisition	Land	Improvements	Total (2)	Depreciation	Service	Date Acquired	Lives-Years
Multifamily:
Ashley Park	—	3,702,098	15,332,923	138,942	3,702,098	15,471,865	19,173,963	(3,940,277)	1988	2005	3-40 Years
Autumn Hill	—	7,146,496	24,811,026	2,343,376	7,146,496	27,154,402	34,300,898	(4,150,331)	1970	2005	3-40 Years
Autumn Park I & II	—	4,407,166	35,387,619	471,142	4,407,166	35,858,760	40,265,926	(3,812,624)	2001/04	2005	3-40 Years
Brookfield	—	1,541,108	6,022,656	677,386	1,541,108	6,700,042	8,241,150	(1,485,003)	1984	2005	3-40 Years
Colonial Grand at Arringdon	—	3,016,358	23,295,172	1,002,161	3,016,358	24,297,333	27,313,691	(4,346,467)	2003	2004	3-40 Years
Colonial Grand at Ayrsley	—	4,261,351	—	31,634,363	4,261,351	31,634,363	35,895,714	(1,242,917)	2008	2006	3-40 Years
Colonial Grand at Barrett Creek	—	3,320,000	27,237,381	527,525	3,320,000	27,764,905	31,084,905	(3,661,899)	1999	2005	3-40 Years
Colonial Grand at Bear Creek	—	4,360,000	32,029,388	1,024,732	4,360,000	33,054,120	37,414,120	(4,505,315)	1998	2005	3-40 Years
Colonial Grand at Bellevue	—	3,490,000	31,544,370	1,781,954	3,490,986	33,325,338	36,816,324	(4,122,798)	1996	2005	3-40 Years
Colonial Grand at Berkeley Lake	—	1,800,000	16,551,734	475,638	1,800,000	17,027,372	18,827,372	(3,012,528)	1998	2004	3-40 Years
Colonial Grand at Beverly Crest	—	2,400,000	20,718,143	1,388,422	2,400,000	22,106,565	24,506,565	(3,692,761)	1996	2004	3-40 Years
Colonial Grand at Crabtree Valley	—	2,100,000	15,272,196	946,183	2,100,000	16,218,379	18,318,379	(1,975,891)	1997	2005	3-40 Years
Colonial Grand at Cypress Cove	—	3,960,000	24,721,680	1,607,716	3,960,000	26,329,396	30,289,396	(2,251,387)	2001	2006	3-40 Years
Colonial Grand at Edgewater I	—	1,540,000	12,671,606	16,064,247	2,602,325	27,673,527	30,275,852	(11,811,354)	1990	1994	3-40 Years
Colonial Grand at Godley Station I	17,834,350	1,594,008	27,057,678	811,070	1,594,008	27,868,748	29,462,756	(1,845,084)	2001	2006	3-40 Years
Colonial Grand at Hammocks	—	3,437,247	26,514,000	1,568,122	3,437,247	28,082,122	31,519,369	(3,847,245)	1997	2005	3-40 Years
Colonial Grand at Heather Glen	—	3,800,000	—	35,567,413	4,134,235	35,233,179	39,367,414	(11,096,574)	2000	1998	3-40 Years
Colonial Grand at Heathrow	—	2,560,661	17,612,990	1,848,855	2,560,661	19,461,845	22,022,506	(7,992,451)	1997	1994/97	3-40 Years
Colonial Grand at Huntersville	—	3,593,366	—	22,501,149	3,593,366	22,501,149	26,094,515	(842,304)	2008	2006	3-40 Years
Colonial Grand at Inverness Commons	—	6,976,500	33,892,731	612,008	6,976,500	34,504,739	41,481,239	(2,495,919)	2001	2006	3-40 Years
Colonial Grand at Lakewood Ranch	—	2,320,442	—	24,131,175	2,359,875	24,091,743	26,451,618	(7,923,108)	1999	1997	3-40 Years
Colonial Grand at Legacy Park	—	2,212,005	23,076,117	882,554	2,212,005	23,958,671	26,170,676	(2,908,232)	2001	2005	3-40 Years
Colonial Grand at Liberty Park	—	2,296,019	—	26,188,213	2,296,019	26,188,213	28,484,232	(8,867,350)	2000	1998	3-40 Years
Colonial Grand at Madison	—	1,689,400	—	22,411,741	1,831,550	22,269,591	24,101,141	(7,731,957)	2000	1998	3-40 Years
Colonial Grand at Mallard Creek	—	2,911,443	1,277,575	16,549,032	3,320,438	17,417,612	20,738,050	(2,500,922)	2005	2003	3-40 Years
Colonial Grand at Mallard Lake	—	3,020,000	24,070,350	1,670,322	3,020,000	25,740,672	28,760,672	(3,219,409)	1998	2005	3-40 Years
Colonial Grand at Matthews Commons	—	2,026,288	—	19,240,022	2,026,288	19,240,022	21,266,310	(123,602)	2008	2007	3-40 Years
Colonial Grand at McDaniel Farm	—	4,240,000	36,239,339	1,280,170	4,240,000	37,519,509	41,759,509	(3,926,859)	1997	2006	3-40 Years
Colonial Grand at McGinnis Ferry	—	5,000,114	34,600,386	939,937	5,000,114	35,540,323	40,540,437	(5,684,317)	1997	2004	3-40 Years
Colonial Grand at Mount Vernon	—	2,130,000	24,943,402	702,965	2,130,000	25,646,367	27,776,367	(4,493,323)	1997	2004	3-40 Years
Colonial Grand at OldTown Scottsdale North	—	4,837,040	5,271,474	23,870,702	4,837,040	29,142,176	33,979,216	(2,209,093)	2001	2006	3-40 Years
Colonial Grand at OldTown Scottsdale South	—	6,139,320	6,558,703	30,041,172	6,139,320	36,599,875	42,739,195	(2,788,233)	2001	2006	3-40 Years
Colonial Grand at Patterson Place	—	2,016,000	19,060,725	1,004,715	2,016,000	20,065,440	22,081,440	(3,327,547)	1997	2004	3-40 Years
Colonial Grand at Pleasant Hill	—	6,024,000	38,454,690	1,369,548	6,024,000	39,824,238	45,848,238	(3,649,579)	1996	2006	3-40 Years
Colonial Grand at Quarterdeck	—	9,123,452	12,297,699	1,017,332	9,123,452	13,315,031	22,438,483	(2,186,656)	1987	2005	3-40 Years
Colonial Grand at River Oaks	—	2,160,000	17,424,336	1,710,886	2,160,000	19,135,222	21,295,222	(3,456,385)	1992	2004	3-40 Years
Colonial Grand at River Plantation	—	2,320,000	19,669,298	1,335,671	2,320,000	21,004,969	23,324,969	(3,802,512)	1994	2004	3-40 Years
Colonial Grand at Round Rock	—	2,647,588	—	32,546,620	2,647,588	32,546,620	35,194,208	(3,463,128)	1997	2004	3-40 Years
Colonial Grand at Scottsdale	—	3,780,000	25,444,988	432,756	3,780,000	25,877,744	29,657,744	(2,503,771)	1999	2006	3-40 Years
Colonial Grand at Seven Oaks	—	3,439,125	19,943,544	1,249,771	3,439,125	21,193,315	24,632,440	(4,391,078)	2004	2004	3-40 Years
Colonial Grand at Shiloh	—	5,976,000	43,556,770	935,692	5,976,000	44,492,462	50,468,462	(4,130,244)	2002	2006	3-40 Years
Colonial Grand at Silverado	—	2,375,425	17,744,643	663,137	2,375,425	18,407,780	20,783,205	(3,064,477)	2005	2003	3-40 Years
Colonial Grand at Silverado Reserve	—	2,392,000	—	22,105,110	2,692,104	21,805,005	24,497,110	(2,462,899)	2005	2003	3-40 Years
Colonial Grand at Sugarloaf	—	2,500,000	21,811,418	1,188,475	2,500,000	22,999,893	25,499,893	(3,996,106)	2002	2004	3-40 Years
Colonial Grand at Town Park (Lake Mary)	—	2,647,374	—	36,608,911	3,110,118	36,146,166	39,256,285	(11,713,696)	2005	2004	3-40 Years
Colonial Grand at Town Park Reserve	—	867,929	—	9,032,066	957,784	8,942,211	9,899,995	(1,513,258)	2004	2004	3-40 Years
Colonial Grand at Trinity Commons	30,500,000	5,333,807	35,815,269	1,047,795	5,333,807	36,863,064	42,196,871	(4,205,941)	2000/02	2005	3-40 Years
Colonial Grand at University Center	—	1,872,000	12,166,656	644,060	1,872,000	12,810,716	14,682,716	(1,118,233)	2005	2006	3-40 Years
Colonial Grand at Valley Ranch	—	2,805,241	38,037,251	2,069,242	2,805,241	40,106,492	42,911,733	(4,750,709)	1997	2005	3-40 Years
Colonial Grand at Wilmington	27,100,000	3,344,408	30,554,367	1,397,207	3,344,408	31,951,574	35,295,982	(3,863,714)	1998/2002	2005	3-40 Years
Colonial Reserve at West Franklin (formerly Trolley Square East & West)	—	4,743,279	14,416,319	5,994,824	4,743,279	20,411,143	25,154,421	(3,083,168)	1964/65	2005	3-40 Years
Colonial Village at Ashford Place	—	537,600	5,839,838	1,158,068	537,600	6,997,906	7,535,506	(2,554,187)	1983	1996	3-40 Years
Colonial Village at Canyon Hills	—	2,345,191	11,274,917	777,429	2,345,191	12,052,346	14,397,537	(1,718,163)	1996	2005	3-40 Years
Colonial Village at Chancellor Park	—	4,080,000	23,213,840	1,238,315	4,080,000	24,452,155	28,532,155	(2,401,360)	1999	2006	3-40 Years
Colonial Village at Charleston Place	—	1,124,924	7,367,718	743,505	1,124,924	8,111,223	9,236,147	(1,597,361)	1986	2005	3-40 Years
Colonial Village at Chase Gayton	—	3,270,754	26,910,024	1,326,946	3,270,754	28,236,970	31,507,724	(5,639,645)	1984	2005	3-40 Years
Colonial Village at Cypress Village (6)	—	5,839,590	—	19,857,307	5,839,590	19,857,307	25,696,897	(511,674)	2008	2006	3-40 Years
Colonial Village at Deerfield	—	2,032,054	14,584,057	815,177	2,032,054	15,399,235	17,431,289	(2,254,301)	1985	2005	3-40 Years
Colonial Village at Godley Lake	—	1,053,307	—	25,621,687	1,053,307	25,621,687	26,674,994	(321,103)	N/A	2007	3-40 Years
Colonial Village at Grapevine	—	6,221,164	24,463,050	1,757,789	6,221,164	26,220,838	32,442,003	(3,692,964)	1985/86	2005	3-40 Years
Colonial Village at Greenbrier	—	2,620,216	25,498,161	919,874	2,620,216	26,418,035	29,038,251	(3,114,351)	1980	2005	3-40 Years
Colonial Village at Greentree	—	1,920,436	10,288,950	859,021	1,878,186	11,190,221	13,068,408	(1,611,566)	1984	2005	3-40 Years

1

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period				Date
				Cost Capitalized					Completed/
			Buildings and	Subsequent to		Buildings and		Accumulated	Placed in		Depreciable
Description	Encumbrances (1)	Land	Improvements	Acquisition	Land	Improvements	Total (2)	Depreciation	Service	Date Acquired	Lives-Years
Colonial Village at Greystone	—	3,155,483	28,875,949	1,367,570	3,155,483	30,243,519	33,399,002	(3,527,637)	1998/2000	2005	3-40 Years
Colonial Village at Hampton Glen	—	3,428,098	17,966,469	1,501,855	3,428,098	19,468,324	22,896,422	(3,264,458)	1986	2005	3-40 Years
Colonial Village at Hampton Pointe	—	8,875,840	15,359,217	946,381	8,875,840	16,305,597	25,181,437	(2,723,753)	1986	2005	3-40 Years
Colonial Village at Harbour Club	—	3,209,585	20,094,356	1,012,441	3,209,585	21,106,797	24,316,382	(3,177,500)	1988	2005	3-40 Years
Colonial Village at Highland Hills	—	1,981,613	17,112,176	746,114	1,981,613	17,858,290	19,839,903	(3,430,560)	1987	2005	3-40 Years
Colonial Village at Huntington	—	1,315,930	7,605,360	1,043,458	1,315,930	8,648,818	9,964,748	(1,237,966)	1986	2005	3-40 Years
Colonial Village at Huntleigh Woods	—	745,600	4,908,990	1,712,932	730,688	6,636,834	7,367,522	(2,840,651)	1978	1994	3-40 Years
Colonial Village at Inverness	—	2,349,487	16,279,416	13,711,245	2,936,991	29,403,158	32,340,148	(13,861,627)	1986/87/90/97	1986/87/90/97	3-40 Years
Colonial Village at Main Park	—	1,208,434	10,235,978	872,553	1,208,434	11,108,531	12,316,966	(1,751,984)	1984	2005	3-40 Years
Colonial Village at Marsh Cove	—	2,023,460	11,095,073	1,127,155	2,023,460	12,222,228	14,245,688	(2,197,578)	1983	2005	3-40 Years
Colonial Village at Matthews	14,700,000	2,700,000	20,295,989	535,809	2,700,000	20,831,798	23,531,798	(808,036)	2008	2008	3-40 Years
Colonial Village at Meadow Creek	—	1,548,280	11,293,190	1,195,867	1,548,280	12,489,057	14,037,337	(2,253,965)	1984	2005	3-40 Years
Colonial Village at Mill Creek	—	2,153,567	9,331,910	587,118	2,153,567	9,919,028	12,072,595	(2,512,095)	1984	2005	3-40 Years
Colonial Village at North Arlington	—	2,439,102	10,804,027	794,034	2,439,102	11,598,061	14,037,163	(1,916,019)	1985	2005	3-40 Years
Colonial Village at Oakbend	—	5,100,000	26,260,164	929,463	5,100,000	27,189,627	32,289,627	(2,465,312)	1997	2006	3-40 Years
Colonial Village at Pinnacle Ridge	—	1,212,917	8,499,638	550,751	1,212,917	9,050,389	10,263,306	(1,606,389)	1951/85	2005	3-40 Years
Colonial Village at Quarry Oaks	—	5,063,500	27,767,505	1,735,380	5,063,500	29,502,885	34,566,385	(4,318,806)	1996	2003	3-40 Years
Colonial Village at Shoal Creek	—	4,080,000	29,214,707	1,393,268	4,080,000	30,607,975	34,687,975	(3,190,391)	1996	2006	3-40 Years
Colonial Village at Sierra Vista	—	2,320,000	11,370,600	1,013,465	2,308,949	12,395,116	14,704,065	(2,277,605)	1999	2004	3-40 Years
Colonial Village at South Tryon	—	1,510,535	14,696,088	571,259	1,510,535	15,267,348	16,777,883	(1,791,705)	2002	2005	3-40 Years
Colonial Village at Stone Point	—	1,417,658	9,291,464	615,937	1,417,658	9,907,401	11,325,059	(1,881,332)	1986	2005	3-40 Years
Colonial Village at Timber Crest	13,651,674	2,284,812	19,010,168	838,349	2,284,812	19,848,517	22,133,329	(2,395,653)	2000	2005	3-40 Years
Colonial Village at Tradewinds	—	5,220,717	22,479,977	76,362	5,220,717	22,556,339	27,777,056	(3,170,836)	1988	2005	3-40 Years
Colonial Village at Trussville	—	1,504,000	18,800,253	2,443,955	1,510,409	21,237,799	22,748,208	(8,510,148)	1996/97	1997	3-40 Years
Colonial Village at Twin Lakes	—	4,966,922	29,925,363	433,490	5,624,063	29,701,712	35,325,775	(5,137,725)	2005	2001	3-40 Years
Colonial Village at Vista Ridge	—	2,003,172	11,186,878	835,478	2,003,172	12,022,356	14,025,528	(1,975,228)	1985	2005	3-40 Years
Colonial Village at Waterford	—	3,321,325	26,345,195	1,188,429	3,321,325	27,533,625	30,854,950	(4,313,784)	1989	2005	3-40 Years
Colonial Village at Waters Edge	—	888,386	13,215,381	958,332	888,386	14,173,713	15,062,099	(3,107,562)	1985	2005	3-40 Years
Colonial Village at West End	—	2,436,588	14,800,444	1,488,707	2,436,588	16,289,151	18,725,739	(2,674,572)	1987	2005	3-40 Years
Colonial Village at Westchase	—	10,418,496	10,348,047	825,802	10,418,496	11,173,849	21,592,345	(2,789,966)	1985	2005	3-40 Years
Colonial Village at Willow Creek	—	4,780,000	34,143,179	985,697	4,780,000	35,128,876	39,908,876	(3,705,842)	1996	2006	3-40 Years
Colonial Village at Windsor Place	—	1,274,885	15,017,745	1,176,816	1,274,885	16,194,561	17,469,446	(2,835,529)	1985	2005	3-40 Years
Colonial Village at Woodlake (formerly Parkside at Woodlake)	—	2,781,279	17,694,376	639,324	2,781,279	18,333,700	21,114,979	(2,445,280)	1996	2005	3-40 Years
Enclave (formerly The Renwick) (6)	—	4,074,823	—	25,562,339	4,074,823	25,562,339	29,637,162	(377,799)	2008	2005	3-40 Years
Glen Eagles I & II	—	2,028,204	17,424,915	739,047	2,028,204	18,163,962	20,192,167	(2,694,197)	1990/2000	2005	3-40 Years
Heatherwood	—	3,550,362	23,731,531	3,388,373	3,550,362	27,119,905	30,670,267	(4,177,981)	1980	2005	3-40 Years
Murano at Delray Beach (4)(5)	—	2,730,000	20,209,175	(8,674,880)	2,730,000	11,534,295	14,264,295	(1,424,463)	2002	2005	3-40 Years
Paces Cove	—	1,509,933	11,127,122	387,992	1,509,933	11,515,113	13,025,046	(2,318,732)	1982	2005	3-40 Years
Portofino at Jensen Beach (4)(5)	—	3,540,000	16,690,792	(9,989,553)	3,540,000	6,701,239	10,241,239	(1,161,923)	2002	2005	3-40 Years
Remington Hills	—	2,520,011	22,451,151	1,947,024	2,520,011	24,398,174	26,918,186	(3,395,386)	1984	2005	3-40 Years
Summer Tree	—	2,319,541	5,975,472	518,270	2,319,541	6,493,742	8,813,282	(1,431,118)	1980	2005	3-40 Years
Office:
Colonial Center Brookwood Village	—	1,285,379	—	41,951,240	—	43,236,619	43,236,619	(1,918,672)	2007	2007	3-40 Years
Colonial Center TownPark 400	—	3,301,914	—	22,927,267	3,301,914	22,927,267	26,229,181	(559,279)	2008	1999	3-40 Years
Metropolitan Midtown — Plaza	—	2,088,796	—	30,506,029	2,088,796	30,506,029	32,594,825	(644,336)	2008	2006	3-40 Years
Retail:
Colonial Brookwood Village	—	6,851,321	24,435,002	69,541,347	8,171,373	92,656,296	100,827,670	(36,627,014)	1973/91/00	1997	3-40 Years
Colonial Pinnacle Tannehill	—	19,097,386	—	34,146,482	19,097,386	34,146,482	53,243,868	(475,419)	2008	2006	3-40 Years
Colonial Promenade Fultondale (3)	—	1,424,390	15,303,065	3,593,775	1,424,390	18,896,840	20,321,229	(662,500)	2007	2007	3-40 Years
Colonial Promenade Winter Haven (3)	—	2,880,025	3,928,903	10,104,139	4,045,045	12,868,022	16,913,067	(2,594,853)	1986	1995	3-40 Years
Metropolitan Midtown — Retail	—	3,481,826	—	35,737,055	3,481,826	35,737,055	39,218,881	(401,078)	2008	2006	3-40 Years
For-Sale Residential:
Central Park (3)(5)	—	1,437,374	—	4,289,896	1,437,374	4,289,896	5,727,270	—	2007	2005	N/A
Regents (3)(5)(6)		6,794,173	—	9,322,899	6,794,173	9,322,899	16,117,072
Grander (3)(5)(6)	—	4,000,000	—	(1,320,065)	4,000,000	(1,320,065)	2,679,935	—	2008	2006	N/A
Southgate at Fairview (3)(5)(6)	—	1,993,941	—	5,091,980	1,993,941	5,091,980	7,085,921	—	2007	2005	N/A
Metropolitan Midtown — Condominiums (3)(5)	—	—	—	23,334,065		23,334,065	23,334,065	—	2008	2006	N/A
Whitehouse Creek (formerly Spanish Oaks) (3)	—	451,391	—	2,091,174	451,391	2,091,174	2,542,565	—	2008	2006	N/A
Condominium Conversion Properties:
Azur at Metrowest (3)(5)	—	3,421,000	22,592,957	(25,150,693)	220,000	643,264	863,264	—	1997	2003	3-40 Years
Capri at Hunter’s Creek (3)(5)	—	8,781,859	10,914,351	(19,228,365)	85,005	382,840	467,845	—	1999	1998	3-40 Years
Active Development Projects:
Colonial Grand at Ashton Oaks	—	3,659,400	—	24,656,600	3,659,400	24,656,600	28,316,000	(35,036)	N/A	2007	3-40 Years

2

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period				Date
				Cost Capitalized					Completed/
			Buildings and	Subsequent to		Buildings and		Accumulated	Placed in		Depreciable
Description	Encumbrances (1)	Land	Improvements	Acquisition	Land	Improvements	Total (2)	Depreciation	Service	Date Acquired	Lives-Years
Colonial Grand at Desert Vista	—	12,000,000	—	30,463,000	12,000,000	30,463,000	42,463,000	(38,884)	N/A	2007	3-40 Years
Colonial Grand at Onion Creek (formerly Double Creek)	—	3,505,449	—	28,494,551	3,505,449	28,494,551	32,000,000	(593,126)	N/A	2005	3-40 Years
Future Development Projects:
Colonial Grand at Azure	—	6,016,000	—	1,712,000	6,016,000	1,712,000	7,728,000	—	N/A	2007	N/A
Colonial Grand at Cityway (formerly Ridell Ranch)	—	3,656,250	—	1,310,750	3,656,250	1,310,750	4,967,000	—	N/A	2006	N/A
Colonial Grand at Hampton Preserve	—	10,500,000	—	3,820,000	10,500,000	3,820,000	14,320,000	—	N/A	2007	N/A
Colonial Grand at Randal Park	—	7,200,000	—	6,404,000	7,200,000	6,404,000	13,604,000	—	N/A	2006	N/A
Colonial Grand at South End	—	9,382,090	—	2,663,910	9,382,090	2,663,910	12,046,000	—	N/A	2007	N/A
Colonial Grand at Sweetwater	—	5,238,000	—	2,043,000	5,238,000	2,043,000	7,281,000	—	N/A	2006	N/A
Colonial Grand at Thunderbird	—	6,500,500	—	1,867,500	6,500,500	1,867,500	8,368,000	—	N/A	2007	N/A
Colonial Grand at Wakefield	—	3,573,196	—	3,636,804	3,573,196	3,636,804	7,210,000	—	N/A	2007	N/A
Colonial Promenade Craft Farms II (5)	—	1,207,040	—	819,960	1,207,040	819,960	2,027,000	—	N/A	2007	N/A
Colonial Promenade Huntsville	—	8,047,720	—	1,479,280	8,047,720	1,479,280	9,527,000	—	N/A	2007	N/A
Colonial Promenade Nor du Lac (5)		20,346,000		13,151,565	20,346,000	13,151,565	33,497,565	—	N/A	2008	N/A
Unimproved Land:
Breland Land	—	9,400,000		500,000	9,400,000	500,000	9,900,000	—	N/A	2005	N/A
Canal Place and Infrastructure	—	10,951,968	—	3,298,095	10,951,968	3,298,095	14,250,063	—	N/A	2005	N/A
Colonial Center Town Park 500	—	2,903,795	—	1,975,960	2,903,795	1,975,960	4,879,755	—	N/A	1999	N/A
Colonial Pinnacle Tutwiler Farm II	—	4,682,430	—	1,293,050	4,682,430	1,293,050	5,975,480	—	N/A	2005	N/A
Colonial Promenade Burnt Store	—	615,380	—	—	615,380	—	615,380	—	N/A	1994	N/A
Craft Farms Mixed Use	—	4,400,000	—	1,828,860	4,400,000	1,828,860	6,228,860	—	N/A	2004	N/A
Cypress Village — Lot Development (5)(6)	—	10,131,879	—	—	10,131,879	—	10,131,879	—	N/A	2006	N/A
Heathrow Land and Infrastructure	—	12,250,568	—	2,964,904	12,560,568	2,654,904	15,215,472	—	N/A	2002	N/A
Lakewood Ranch	—	479,900	—	877,248	479,900	877,248	1,357,148	—	N/A	1999	N/A
Randal Park (5)	—	33,686,904	—	(7,785,103)	33,686,904	(7,785,103)	25,901,801	—	N/A	2006	N/A
Town Park Land and Infrastructure		6,600,000	—	2,595,707	6,600,000	2,595,707	9,195,707	—	N/A	1999	N/A
Whitehouse Creek — Lot Development and Infrastructure	—	4,498,609	—	8,778,014	4,498,609	8,778,014	13,276,623	—	N/A	2006	N/A
Woodlands — Craft Farms Residential	—	15,300,000	—	7,100,000	15,300,000	7,100,000	22,400,000	—	N/A	2004	N/A
Other Miscellaneous Projects	—	—	—	12,559,674	—	12,559,674	12,559,674	—	N/A	N/A	N/A
Corporate Assets:	—	—	—	17,708,522	—	17,708,522	17,708,522	(8,190,947)	N/A	N/A	3-7 Years

	$103,786,024	$611,257,694	$1,818,658,875	$951,218,826	$604,893,203	$2,776,242,196	$3,381,135,399	$(406,427,547)

3

NOTES TO SCHEDULE III
COLONIAL REALTY LIMITED PARTNERSHIP
December 31, 2008
(1)	See description of mortgage notes payable in Note 12 of Notes to Consolidated Financial Statements.

(2)	The aggregate cost for Federal Income Tax purposes was approximately $2.5 billion at December 31, 2008.

(3)	Amounts include real estate assets classified as held for sale at December 31, 2008.

(4)	During 2008, CRLP is leasing the remaining units at these previously classified condominium conversions.

(5)	These projects are net of an impairment charge of approximately $116.9 million which was recorded during 2008.

(6)	These projects are net of an impairment charge of approximately $43.3 million which was recorded during 2007.

(7)	The following is a reconciliation of real estate to balances reported at the beginning of the year:

	Reconciliation of Real Estate
	2008	2007	2006
Real estate investments:
Balance at beginning of year	$3,253,753,317	$4,492,418,562	$4,554,093,225
Acquisitions of new property	22,050,000	147,800,000	349,888,353
Improvements and development	219,240,957 (a)	342,861,295 (b)	470,553,525
Dispositions of property	(113,908,875)	(1,729,326,540)	(882,116,541)

Balance at end of year	$3,381,135,399	$3,253,753,317	$4,492,418,562

	Reconciliation of Accumulated Depreciation
	2008	2007	2006
Accumulated depreciation:
Balance at beginning of year	$327,754,602	$495,268,312	$463,109,242
Depreciation	96,979,757	114,044,627	148,887,070
Depreciation of disposition of property	(18,306,812)	(281,558,337)	(116,728,000)

Balance at end of year	$406,427,547	$327,754,602	$495,268,312

(a)	This amount is net of an impairment charge of approximately $116.9 million which was recorded during 2008.

(b)	This amount is net of an impairment charge of approximately $43.3 million which was recorded during 2007.

4

Colonial Realty Limited Partnership
Index to Exhibits

12.1	Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002