Form 10-Q
period 2009-03-31
COLONIAL REALTY LIMITED PARTNERSHIP; COLONIAL PROPERTIES TRUST
filed 2009-05-08
CIK 1013844, 909111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON , D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number:
1-12358 (Colonial Properties Trust)
0-20707 (Colonial Realty Limited Partnership)
COLONIAL PROPERTIES TRUST
COLONIAL REALTY LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Alabama (Colonial Properties Trust)	59-7007599
Delaware (Colonial Realty Limited Partnership)	63-1098468
(State or other jurisdiction of incorporation or organization)	(IRS Employer . Identification Number)
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

Colonial Properties Trust	YES ☑ NO ☐
Colonial Realty Limited Partnership	YES ☑ NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Colonial Properties Trust	YES ☐ NO ☐
Colonial Realty Limited Partnership	YES ☐ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Colonial Properties Trust
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Colonial Realty Limited Partnership
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Colonial Properties Trust	YES ☐ NO ☑
Colonial Realty Limited Partnership	YES ☐ NO ☑
As of May 5, 2009, Colonial Properties Trust had 48,777,226 Common Shares of Beneficial Interest outstanding.

COLONIAL PROPERTIES TRUST
COLONIAL REALTY LIMITED PARTNERSHIP
INDEX TO FORM 10-Q

		Page

PART I: FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements:

Colonial Properties Trust
	Consolidated Condensed Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	4
	Consolidated Condensed Statements of Income for the Three Months ended March 31, 2009 and 2008 (unaudited)	5
	Consolidated Condensed Statements of Cash Flows for the Three Months ended March 31, 2009 and 2008 (unaudited)	6
	Notes to Consolidated Condensed Financial Statements (unaudited)	7

Colonial Realty Limited Partnership
	Consolidated Condensed Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	32
	Consolidated Condensed Statements of Income for the Three Months ended March 31, 2009 and 2008 (unaudited)	33
	Consolidated Condensed Statements of Cash Flows for the Three Months ended March 31, 2009 and 2008 (unaudited)	34
	Notes to Consolidated Condensed Financial Statements (unaudited)	35
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	58
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	77
Item 4.	Controls and Procedures	77

PART II: OTHER INFORMATION
Item 1A.	Risk Factors	78
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	79
Item 6.	Exhibits	79
SIGNATURES		80
EXHIBIT INDEX		81
EX-12.1
EX-12.2
EX-31.1
EX-31.2
EX-31.3
EX-31.4
EX-32.1
EX-32.2
EX-32.3
EX-32.4

Explanatory Note
This Form 10-Q includes information with respect to both Colonial Properties Trust (the “Trust”) and Colonial Realty Limited Partnership (“CRLP”), of which the Trust is the sole general partner and in which the Trust owned an 84.6% limited partner interest as of March 31, 2009. The Trust conducts all of its business and owns all of its properties through CRLP and CRLP’s various subsidiaries. Separate financial statements and accompanying notes are provided for each of the Trust and CRLP. Except as specifically noted otherwise, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is presented as a single discussion with respect to both the Trust and CRLP since the Trust conducts all of its business and owns all of its properties through CRLP and CRLP’s various subsidiaries.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	(unaudited)	(as adjusted)
	March 31, 2009	December 31, 2008
ASSETS
Land, buildings & equipment	$2,915,908	$2,897,779
Undeveloped land and construction in progress	291,297	380,676
Less: Accumulated depreciation	(431,644)	(406,444)
Real estate assets held for sale, net	155,560	102,699

Net real estate assets	2,931,121	2,974,710

Cash and cash equivalents	9,564	9,185
Restricted cash	31,418	29,766
Accounts receivable, net	31,789	25,702
Notes receivable	19,613	2,946
Prepaid expenses	12,522	5,332
Deferred debt and lease costs	19,834	16,783
Investment in partially-owned entities	40,890	46,221
Deferred tax asset	3,049	9,311
Other assets	30,496	35,213

Total assets	$3,130,296	$3,155,169

LIABILITIES AND EQUITY
Notes and mortgages payable	$1,703,793	$1,450,389
Unsecured credit facility	37,745	311,630

Total debt	1,741,538	1,762,019

Accounts payable	32,850	53,565
Accrued interest	23,547	20,717
Accrued expenses	19,940	7,521
Other liabilities	36,902	38,890

Total liabilities	1,854,777	1,882,712

Redeemable Noncontrolling interest:
Common units	117,965	124,848

Equity:
Preferred shares of beneficial interest, $.01 par value, 20,000,000 shares authorized:
8 1/8% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25 per depositary share, 4,011,250 depositary shares issued and outstanding at March 31, 2009 and December 31, 2008	4	4
Common shares of beneficial interest, $.01 par value, 125,000,000 shares authorized; 54,237,516 and 54,169,418 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	542	542
Additional paid-in capital	1,627,367	1,619,897
Cumulative earnings	1,299,095	1,281,330
Cumulative distributions	(1,716,781)	(1,700,739)
Noncontrolling interest	101,489	101,943
Treasury shares, at cost; 5,623,150 shares at March 31, 2009 and December 31, 2008	(150,163)	(150,163)
Accumulated other comprehensive loss	(3,999)	(5,205)

Total equity	1,157,554	1,147,609

Total liabilities and equity	$3,130,296	$3,155,169

The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Minimum rent	$70,233	$66,795
Tenant recoveries	1,066	848
Other property related revenue	9,501	8,107
Construction revenues	35	7,879
Other non-property related revenue	3,455	5,206

Total revenue	84,290	88,835

Expenses:
Property operating expenses	22,469	19,678
Taxes, licenses and insurance	10,976	9,589
Construction expenses	34	7,266
Property management expenses	1,918	2,241
General and administrative expenses	4,383	5,780
Management fee and other expense	4,217	3,591
Restructuring charges	812	—
Investment and development	165	769
Depreciation	27,785	23,257
Amortization	873	759
Impairment	736	—

Total operating expenses	74,368	72,930

Income from operations	9,922	15,905

Other income (expense):
Interest expense and debt cost amortization	(21,735)	(18,707)
Gains on retirement of debt	25,319	5,471
Interest income	301	790
Income (loss) from partially-owned unconsolidated entities	(650)	10,269
Loss on hedging activities	(1,063)	—
Gains from sales of property, net of income taxes of $3,177 (Q109) and $406 (Q108)	5,380	1,931
Income taxes and other	3,090	874

Total other income (expense)	10,642	628

Income from continuing operations	20,564	16,533

Income from discontinued operations	229	2,365
Gain on disposal of discontinued operations, net of income taxes (benefit) of $26 (Q109) and ($14) (Q108)	45	2,913

Income from discontinued operations	274	5,278

Net income	20,838	21,811

Noncontrolling interest
Continuing Operations
Noncontrolling interest in CRLP — common unitholders	(2,416)	(2,069)
Noncontrolling interest in CRLP — preferred unitholders	(1,813)	(1,827)
Noncontrolling interest of limited partners	(1,009)	(123)
Discontinued Operations
Noncontrolling interest in CRLP from discontinued operations	(115)	(947)
Noncontrolling interest of limited partners	468	141

Income attributable to noncontrolling interest	(4,885)	(4,825)

Net income attributable to parent company	15,953	16,986

Dividends to preferred shareholders	(2,073)	(2,488)
Preferred share issuance costs write-off, net of discount	(5)	(271)

Net income available to common shareholders	$13,875	$14,227

Net income per common share — Basic:
Income from continuing operations	$0.28	$0.21
Income from discontinued operations	0.01	0.09

Net income per common share — Basic	$0.29	$0.30

Net income per common share — Diluted:
Income from continuing operations	$0.28	$0.21
Income from discontinued operations	0.01	0.09

Net income per common share — Diluted	$0.29	$0.30

Weighted average common shares outstanding:
Basic	48,202	46,853
Diluted	48,202	47,014
The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL PROPERTIES TRUST
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net income	$20,838	$21,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,296	24,810
Loss (Income) from unconsolidated entities	650	(10,269)
Gains from sales of property	(8,537)	(5,236)
Impairment	1,054	—
Gain on retirement of debt	(25,319)	(5,471)
Distributions of income from unconsolidated entities	3,800	3,217
Other, net	1,094
Change in:
Restricted cash	(1,652)	(160)
Accounts receivable	175	7,328
Prepaid expenses	(7,190)	(2,833)
Other assets	3,832	(466)
Change in:
Accounts payable	(13,540)	(14,014)
Accrued interest	2,830	2,582
Accrued expenses and other	10,367	1,217

Net cash provided by operating activities	17,698	22,516

Cash flows from investing activities:
Acquisition of properties	—	(7,369)
Development expenditures	(22,758)	(70,409)
Tenant improvements and leasing commissions	—	(1,576)
Capital expenditures	(2,759)	(4,584)
Proceeds from sales of property, net of selling costs	32,805	6,430
Issuance of notes receivable	(249)	(3,262)
Repayments of notes receivable	55	4,259
Distributions from unconsolidated entities	—	17,194
Capital contributions to unconsolidated entities	(41)	(4,517)
Sale of securities	467	3,596

Net cash provided by (used in) investing activities	7,520	(60,238)

Cash flows from financing activities:
Proceeds from additional borrowings	350,000	57,630
Proceeds from dividend reinvestment plan and exercise of stock options	109	491
Principal reductions of debt	(71,777)	(73,692)
Payment of debt issuance costs	(4,126)	(2,418)
Net change in revolving credit balances and overdrafts	(280,788)	35,605
Dividends paid to common and preferred shareholders	(16,042)	(28,233)
Distributions to minority partners in CRLP	(2,215)	(4,996)
Repurchase of Preferred Series D Shares	—	(7,397)

Net cash used in financing activities	(24,839)	(23,010)

Increase (decrease) in cash and cash equivalents	379	(60,732)
Cash and cash equivalents, beginning of period	9,185	93,033

Cash and cash equivalents, end of period	$9,564	$32,301

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including amounts capitalized	$19,844	$21,233
Cash paid during the period for income taxes	—	$4,335
The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL PROPERTIES TRUST
NOTES TO
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
     The consolidated condensed financial statements of Colonial Properties Trust have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. The following notes, which represent interim disclosures as required by the SEC, highlight significant changes to the notes included in the December 31, 2008 audited consolidated financial statements of Colonial Properties Trust and should be read together with the consolidated financial statements and notes thereto included in the Colonial Properties Trust 2008 Annual Report on Form 10-K.
Note 1 — Organization and Business
     As used herein, “the Company” means Colonial Properties Trust, an Alabama real estate investment trust (“REIT”) and one or more of its subsidiaries and other affiliates, including Colonial Realty Limited Partnership, a Delaware limited partnership (“CRLP”), Colonial Properties Services, Inc. (“CPSI”), Colonial Properties Services Limited Partnership (“CPSLP”) and CLNL Acquisition Sub, LLC (“CLNL”). The Company was originally formed as a Maryland REIT on July 9, 1993 and reorganized as an Alabama REIT under a new Alabama REIT statute on August 21, 1995. The Company is a multifamily-focused self-administered and self-managed equity REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of multifamily apartment communities and other commercial real estate properties. The Company’s activities include full or partial ownership and operation of a portfolio of 192 properties as of March 31, 2009, consisting of multifamily and commercial properties located in Alabama, Arizona, Florida, Georgia, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of March 31, 2009, including properties in lease-up, the Company owns interests in 117 multifamily apartment communities (including 104 wholly-owned consolidated properties and 13 properties partially-owned through unconsolidated joint venture entities), and 75 commercial properties, consisting of 48 office properties (including 3 wholly-owned consolidated properties and 45 properties partially-owned through unconsolidated joint venture entities) and 27 retail properties (including five wholly-owned consolidated properties and 22 properties partially-owned through unconsolidated joint venture entities).
Note 2 — Summary of Significant Accounting Policies
     Basis of Presentation
     The Company owns substantially all of its assets and conducts all of its operations through CRLP. The Company is the sole general partner of CRLP and owned an approximate 84.6% interest in CRLP at March 31, 2009. Due to the Company’s ability as general partner to control CRLP and various other subsidiaries, each such entity has been consolidated for financial reporting purposes. Since CRLP is also required to file periodic reports with the SEC under the Securities and Exchange Act of 1934, as amended, the financial statements of CRLP and its subsidiaries are also presented separately in this joint filing by the Company and CRLP on Form 10-Q. The Company allocates income to the noncontrolling interest in CRLP based on the weighted average noncontrolling ownership percentage for the periods presented in the Consolidated Condensed Statements of Income.
     The Company also consolidates other entities in which it has a controlling interest or entities where it is determined to be the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” Under FIN 46R, variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision-making ability. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. Additionally, Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partner as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” provides guidance in determining whether a general partner controls and, therefore, should consolidate a limited partnership. The application of FIN 46R and EITF No. 04-5 requires management to make significant estimates and judgments about the Company’s and its other partners’ rights, obligations and economic interests in such entities. Where the Company has less than a controlling financial interest in an entity or the Company is not the primary beneficiary of the entity under FIN 46R, the entity is accounted for on the equity method of accounting. Accordingly, the Company’s share of the net earnings or losses of such unconsolidated entities is included in consolidated net income. A description of the Company’s investments accounted for using the equity method of accounting is included in Note 11.

All significant intercompany accounts and transactions have been eliminated in consolidation.
     The Company recognizes noncontrolling interest in its Consolidated Condensed Balance Sheets for partially-owned entities that the Company consolidates. The noncontrolling partners’ share of current operations is reflected in noncontrolling interest of limited partners in the Consolidated Condensed Statements of Income.
     Reclassification
     Certain prior year numbers have been reclassified to conform to current year presentation.
     Federal Income Tax Status
     The Company, which is considered a corporation for federal income tax purposes, qualifies as a REIT and generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain federal, state and local taxes on its income and property and to federal income and excise taxes on its undistributed income even if it does qualify as a REIT. For example, the Company will be subject to income tax to the extent it distributes less than 100% of its REIT taxable income (including capital gains) and the Company has certain gains that, if recognized, will be subject to corporate tax because it acquired the assets in tax-free acquisitions of non-REIT corporations.
     The Company’s consolidated financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. CPSI provides property development, construction services, leasing and management services for joint-venture and third-party owned properties and administrative services to the Company and engages in for-sale development and condominium conversion activity. The Company generally reimburses CPSI for payroll and other costs incurred in providing services to the Company. All inter-company transactions are eliminated in the accompanying consolidated condensed financial statements. CPSI’s consolidated provision for income taxes was $0 and $0.6 million for the three months ended March 31, 2009 and 2008, respectively. CPSI’s effective income tax rate was 0% and 38.1% for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, the Company had a net deferred tax asset, after valuation allowance, of approximately $3.0 million, which resulted primarily from the 2007 and 2008 impairment charges related to the Company’s for-sale residential properties. The Company has assessed the recoverability of this asset and believes that, as of March 31, 2009, recovery is more likely than not based upon future taxable income and the ability to carry back taxable losses to prior periods.
     Tax years 2005 through 2007 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.
     The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. When the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as income tax expense.
     On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “Act”). Section 1231 of the Act allows some business taxpayers to elect to defer cancellation of indebtedness income when the taxpayer repurchases applicable debt instruments after December 31, 2008 and before January 1, 2011. Under the Act, the cancellation of indebtedness income would be deferred for five years (until 2014), and the cancellation of indebtedness income in 2010 would be deferred for four years (until 2014), subject in both cases to acceleration events. After the deferral period, 20% of the cancellation of indebtedness income would be included in taxpayer’s gross income in each of the next five taxable years. The deferral is an irrevocable election made on the taxpayer’s income tax return for the taxable year of the reacquisition. The Company is currently evaluating whether it qualifies for, and if so, whether it will make this election with regard to debt repurchased in 2009.

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
     Unaudited Interim Statements
     The consolidated condensed financial statements as of and for the three months ended March 31, 2009 and 2008 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair statement of the results of the interim periods.
     Revenue Recognition
     Sales and the associated gains or losses on real estate assets, condominium conversion projects and for-sale residential projects are recognized in accordance with the provisions of SFAS No. 66, Accounting for Sales of Real Estate (“SFAS No. 66”). For condominium conversion and for-sale residential projects, sales and the associated gains for individual condominium units are recognized upon the closing of the sale transactions, as all conditions for full profit recognition have been met (“Completed Contract Method”). Under SFAS No. 66, the Company uses the relative sales value method to allocate costs and recognize profits from condominium conversion and for-sale residential sales.
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
     Other income received from long-term contracts signed in the normal course of business, including property management and development fee income, is recognized when earned for services provided to third parties, including joint ventures in which the Company owns a noncontrolling interest.
     The Company, as lessor, retains substantially all the risks and benefits of property ownership and accounts for its leases as operating leases. Rental income attributable to leases is recognized on a straight-line basis over the terms of the leases. Certain leases contain provisions for additional rent based on a percentage of tenant sales. Percentage rents are recognized in the period in which sales thresholds are met. Recoveries from tenants for taxes, insurance and other property operating expenses are recognized in the period the applicable costs are incurred in accordance with the terms of the related lease.
     Impairment
     Management evaluates the recoverability of its investment in real estate assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that recoverability of the asset is not assured.
     The Company evaluates the recoverability of its investments in real estate assets held for use continuously and records an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular asset. These estimates of cash flows are significantly impacted by estimates of sales price, selling velocity, sales incentives, construction costs and other factors. Due to uncertainties in the estimation process, actual results could differ from such estimates.

     Assets that are classified as held-for-sale are recorded at the lower of their carrying amount or fair value less cost to sell. Management evaluates the fair value less cost to sell continuously and records impairment charges when required. An asset is generally classified as held-for-sale once management commits to a plan to sell the particular asset and has initiated an active program to market the asset for sale.
     Investment and Development
     Investment and development expenses consist primarily of costs related to abandoned pursuits. The Company incurs costs prior to land acquisition including contract deposits, as well as legal, engineering and other external professional fees related to evaluating the feasibility of such developments. If the Company determines that it is probable that it will not develop a particular project, any related pre-development costs previously incurred are immediately expensed. The Company recorded $0.2 million and $0.8 million in investment and development expenses during the three months ended March 31, 2009 and 2008, respectively.
     Notes Receivable
     Notes receivable consists primarily of promissory notes issued by third parties. The Company records notes receivable at cost. The Company evaluates the collectability of both interest and principal for each of its notes to determine whether it is impaired. A note is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the value of the collateral if the note is collateral dependent.
     Note receivable activity for the three months ended March 31, 2009 consisted primarily of the following: on February 2, 2009, the Company disposed of Colonial Promenade at Fultondale for approximately $30.7 million, which included $16.9 million of seller-financing for a term of five years at an interest rate of 5.6% (see Note 5).
     The Company had recorded accrued interest related to its outstanding notes receivable of $0.1 million as of March 31, 2009 and December 31, 2008. As of March 31, 2009, the Company had a $1.5 million reserve recorded against its outstanding notes receivable and accrued interest. The weighted average interest rate on the notes receivable is approximately 5.7% and 5.9% per annum as of March 31, 2009 and December 31, 2008, respectively. Interest income is recognized on an accrual basis.
     Assets and Liabilities Measured at Fair Value
     On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”) for financial assets and liabilities. On January 1, 2009, the Company adopted the requirements of SFAS No. 157 for its non-financial assets and liabilities. The adoption of SFAS No. 157 for non-financial assets and liabilities on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.
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
     Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
     New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, as discussed above. SFAS No. 157 is effective for the Company’s financial assets and liabilities on January 1, 2008. In February 2008, the FASB reached a conclusion to amend SFAS No. 157 to exclude SFAS No. 13 Accounting for Leases and its related interpretive accounting pronouncements. The Company adopted the deferral provisions of FASB Staff Position, or FSP, SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008. The Company also adopted FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” Adoption of these FSPs did not have a material impact on the Company’s consolidated financial statements. In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for both financial and nonfinancial assets and liabilities have significantly decreased. FSP FAS 157-4 is effective for fiscal years and interim periods beginning after July 1, 2009 and shall be applied prospectively. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements under certain circumstances. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The provisions of SFAS No. 160 became effective for fiscal years beginning after November 15, 2008, including interim periods beginning January 1, 2009. Based on the Company’s evaluation of SFAS No. 160, the Company has concluded that it will continue to classify its noncontrolling interest related to CRLP common units held by limited partners as “temporary equity” in its consolidated balance sheet. As discussed in Note 9, these common units redeemable for either common shares of the Company or, at the option of the Company, cash equal to the fair market value of a common share at the time of redemption. The Company has classified these common units of CRLP as temporary equity. This is primarily due to the fact that the Company has provided registration rights to its common unitholders, which effectively require the Company to provide the ability to resell exchanged shares when presented by the exchanging unitholders. As the ability to effectively issue marketable shares under the provision of the Registration Rights Agreement is outside of the exclusive control of the Company, the Company has concluded that it does not meet the requirements for permanent equity classification under the provisions of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. All other noncontrolling interests are classified as equity in the accompanying consolidated condensed balance sheets. The adoption of SFAS No. 160 did not have a material impact on the Company’s consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which changes how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, and tax benefits. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) did not have a material impact on the Company’s consolidated financial statements. In April 2009, the FASB issued FSP FAS 141 (R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141 (R)-1”). FSP FAS 141 (R)-1 provides additional guidance on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141 (R)-1 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company does not expect the adoption of FSP FAS 141 (R)-1 to have a material impact on its consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), an amendment of FASB Statement No. 133. SFAS No. 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS No.161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 did not have a material impact on the Company’s consolidated financial statements, but has resulted in certain additional disclosures relating to the Company’s interest rate swaps (see Note 13).
     In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS No. 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. This FSP allows the Company to use its historical experience in renewing or extending the useful life of intangible assets. This FSP is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and shall be applied prospectively to intangible assets acquired after the effective date. The application of this FSP did not have a material impact on the Company’s consolidated financial statements.
     In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF No. 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share data presented shall be adjusted retrospectively. The adoption of FSP EITF No. 03-6-1 requires the Company to include participating securities in the computation of earnings per share calculation (see Note 8). The application of this FSP did not have a material impact on the Company’s consolidated financial statements.
     In December 2008, the FASB’s Emerging Issues Task Force issued EITF 08-6, Equity Method Investment Accounting Considerations, (“EITF 08-6”) which, amongst other items, clarifies that the initial carrying value of an equity method investment should be based on the cost accumulation model. EITF 08-6 is effective on a prospective basis in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The application of EITF 08-6 did not have a material impact on the Company’s consolidated financial statements.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 amends SFAS No. 107 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual financial statements. FSP FAS 107-1 also amends APB No. 28 to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for interim periods ending after June 15, 2009. Prior period presentation is not required for comparative purposes at initial adoption. The Company does not expect the adoption of FSP FAS 107-1 to have a material impact on its consolidated financial statements.
Note 3 — Restructuring Charges
     In light of the ongoing recession and credit crisis, the Company announced in early 2009 that it has renewed its focus on maintaining a strong balance sheet, improving liquidity, addressing near term debt maturities, managing existing properties and operating the Company’s portfolio efficiently, including reducing overhead and postponing future development activities. During the first quarter of 2009, the Company reduced its workforce by an additional 30 employees through the elimination of certain personnel resulting in the Company incurring an aggregate of $0.8 million in termination benefits and severance related charges, of which $0.5 million is included in “Accrued expenses” on the Company’s Consolidated Balance Sheet at March 31, 2009. Of the $0.8 million in restructuring charges, approximately $0.4 million was associated with the Company’s multifamily segment, including $0.2 million associated with development personnel; $0.3 million with the Company’s commercial segment, including $0.2 million associated with development personnel; and $0.1 million of these restructuring costs were non-divisional charges.

     The expenses of the Company’s reduction in workforce and other termination costs, as described above, are included in “Restructuring charges” in the Consolidated Statements of Income for the quarter ended March 31, 2009, pursuant to SFAS No. 146.
Note 4 — Impairment
     On March 11, 2009, the Company completed the sale of the remaining 17 unsold units at the Regents Park for-sale residential project located in Atlanta, Georgia for $16.3 million in cash. Since the sales price exceeded the carrying value of the units, the Company recorded an impairment charge of $0.3 million, which is reflected in “Income from discontinued operations” in the Consolidated Statements of Income for the quarter ended March 31, 2009 (see Note 6).
     Additionally, in February 2009, the Company reached an agreement in principle to transfer its remaining noncontrolling joint venture interest in Colonial Pinnacle Craft Farms I, a 220,000-square-foot (excluding anchor-owned square-footage) retail shopping center located in Gulf Shores, Alabama, to the majority joint venture partner. As a result of this agreement and the resulting asset valuation, the Company recorded an impairment charge of approximately $0.7 million during the three months ended March 31, 2009, which represents the Company’s remaining equity interest in the joint venture (see Note 11).
     The Company calculates the fair value of each property and development project evaluated for impairment under SFAS No. 144 based on current market conditions and assumptions made by management, which may differ materially from actual results if market conditions continue to deteriorate or improve. Specific facts and circumstances of each project are evaluated, including local market conditions, traffic, sales velocity, relative pricing, and cost structure. The Company will continue to monitor the specific facts and circumstances at the Company’s for-sale properties and development projects. If market conditions do not improve or if there is further market deterioration, it may impact the number of projects the Company can sell, the timing of the sales and/or the prices at which the Company can sell them in future periods. If the Company is unable to sell projects, the Company may incur additional impairment charges on projects previously impaired as well as on projects not currently impaired but for which indicators of impairment may exist, which would decrease the value of the Company’s assets as reflected on the balance sheet and adversely affect net income and equity (see Note 2). There can be no assurances of the amount or pace of future for-sale residential sales and closings, particularly given current market conditions.
Note 5 — Disposition Activity
     On February 2, 2009, the Company disposed of Colonial Promenade at Fultondale, a 159,000 square-foot (excluding anchor-owned square footage) retail asset, developed by the Company and located in Birmingham, Alabama. The Company sold this asset for approximately $30.7 million, which included $16.9 million of seller-financing for a term of five years at an interest rate of 5.6%. The net proceeds were used to reduce the amount outstanding on the Company’s unsecured credit facility. Because the Company provided seller-financing in the disposition, the gain on sale is included in continuing operations.
     In accordance with SFAS No. 144, net income and gain on disposition of real estate for properties sold in which the Company does not maintain continuing involvement are reflected in the Consolidated Condensed Statements of Income as “Discontinued operations” for all periods presented. During the three months ended March 31, 2009 and 2008, all of the operating properties sold with no continuing interest were classified as discontinued operations. The following is a listing of the properties the Company disposed of in 2009 and 2008 that are classified as discontinued operations:

			Units/ Square
Property	Location	Date Sold	Feet

Multifamily
Colonial Grand at Hunter’s Creek	Orlando, FL	September 2008	496
Colonial Grand at Shelby Farms I & II	Memphis, TN	June 2008	450
Colonial Village at Bear Creek	Fort Worth, TX	June 2008	120
Colonial Village at Pear Ridge	Dallas, TX	June 2008	242
Colonial Village at Bedford	Fort Worth, TX	June 2008	238
Cottonwood Crossing	Fort Worth, TX	June 2008	200

Office
250 Commerce Center	Montgomery, AL	February 2008	37,000
     Additionally, the Company classifies real estate assets as held for sale only after the Company has received approval by its internal investment committee, the Company has commenced an active program to sell the assets, the Company does not intend to retain a continuing interest in the property, and in the opinion of the Company’s management, it is probable the assets will sell within the next 12 months. As of March 31, 2009, the Company had classified two multifamily apartment communities, one retail asset, two condominium conversion properties and nine for-sale developments (including four for-sale projects that were classified as future developments at December 31, 2008) as held for sale. These real estate assets are reflected in the accompanying Consolidated Condensed Balance Sheet at $21.8 million, $16.9 million, $0.5 million and $116.4 million, respectively, as of March 31, 2009, which represents the lower of depreciated cost or fair value less costs to sell. There is no mortgage debt associated with these properties as of March 31, 2009. The operations of these held for sale properties have been reclassified to discontinued operations for all periods presented in accordance with SFAS No. 144. Depreciation or amortization expense suspended as a result of assets being classified as held for sale for the three months ended March 31, 2009 was approximately $0.3 million. There is no depreciation or amortization expense suspended as a result of these assets being classified as held for sale during the three months ended March 31, 2008.
     In accordance with SFAS No. 144, the operating results of properties (excluding condominium conversion properties not previously operated) designated as held for sale, are included in discontinued operations in the Consolidated Condensed Statements of Income for all periods presented. Also under the provisions of SFAS No. 144, the reserves, if any, to write down the carrying value of the real estate assets designated and classified as held for sale are also included in discontinued operations (excluding condominium conversion properties not previously operated). Additionally, under SFAS No. 144, any impairment losses on assets held for continuing use are included in continuing operations.
     Below is a summary of the operations of the properties sold or classified as held for sale during the three months ended March 31, 2009 and 2008 that are classified as discontinued operations:

	Three Months Ended
	March 31,
(amounts in thousands)	2009	2008
Property revenues:
Base rent	$1,162	$4,667
Tenant recoveries	65	24
Other revenue	104	473

Total revenues	1,331	5,164

Property operating and administrative expenses	645	2,392
Impairment	318	—
Depreciation and amortization	139	447

Total expenses	1,102	2,839

Interest expense, net	—	40
Other expenses	—	—

Income from discontinued operations before net gain on disposition of discontinued operations	229	2,365
Net gain on disposition of discontinued operations	45	2,913
Noncontrolling interest in CRLP from discontinued operations	(115)	(947)
Noncontrolling interest to limited partners	468	141

Income from discontinued operations	$627	$4,472

Note 6 — For-Sale Activities
     On March 11, 2009, the Company completed the sale of the remaining 17 unsold units at the Regents Park for-sale residential project located in Atlanta, Georgia, for $16.3 million in cash, which resulted in a $0.3 million impairment charge (see Note 4). As a result of the sale price, the Company recorded an impairment charge of $0.3 million. The disposition eliminates the operating expenses and costs to carry the associated units. The proceeds from the sale were used to reduce the outstanding balance on the Company’s unsecured line of credit.
     During the three months ended March 31, 2009 and 2008, the Company, through CPSI, sold 27 (including the 17 units at Regents Park) and 14 units, respectively, at its for-sale residential development properties. During the three months ended March 31, 2009 the Company, through CPSI, disposed of six condominium units at the Company’s condominium conversion properties. The Company, through CPSI, did not close on any units at its condominium conversion properties during the three months ended March 31, 2008. During the three months ended March 31, 2009 and 2008, gains from sales of property on the Company’s Consolidated Condensed Statements of Income included $47,000 ($21,000, net of income taxes) and $33,000 ($65,000 including an income tax benefit), respectively, from these condominium and for-sale residential sales. The following is a summary of revenues and costs of condominium conversion and for-sale residential activities (including activities in continuing and discontinued operations) for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
(amounts in thousands)	2009	2008

Condominium revenues, net	$327	$—
Condominium costs	(259)	—

Gains (losses) on condominium sales, before income taxes	68	—

For-sale residential revenues, net	19,234	2,776
For-sale residential costs	(19,255)	(2,743)

Gains on for-sale residential sales, before income taxes	(21)	33

(Provision) / benefit for income taxes	(26)	32

Gains on condominium conversions and for-sale residential sales, net of income taxes	$21	$65

     The net gains on condominium unit sales are classified in discontinued operations if the related condominium property was previously operated by the Company as an apartment community. For the three months ended March 31, 2009, gains on condominium unit sales of $42,000, net of income taxes, are included in discontinued operations. For the three months ended March 31, 2008, there were no gains related to condominium unit sales included in discontinued operations.
     For cash flow statement purposes, the Company classifies capital expenditures for newly developed for-sale residential communities and for other condominium conversion communities in investing activities. Likewise, the proceeds from the sales of condominium units and other residential sales are also included in investing activities.
Note 7 — Undeveloped Land and Construction in Progress
     The Company’s ongoing consolidated development projects are in various stages of the development cycle. During the three months ended March 31, 2009, the Company completed the construction of a multifamily development adding 300 apartment homes to the portfolio. This development, Colonial Grand at Onion Creek, located in Austin, Texas, had a total cost of approximately $32.3 million. Active developments as of March 31, 2009 consist of:

		Total			Costs
		Units/		Estimated	Capitalized
		Square	Estimated	Total Costs	to Date
	Location	Feet (1)	Completion	(in thousands)	(in thousands)

Multifamily Projects:
Colonial Grand at Desert Vista	Las Vegas, NV	380	2009	$53,000	$47,897
Colonial Grand at Ashton Oaks	Austin, TX	362	2009	35,100	32,060

Retail Projects:
Colonial Promenade Tannehill (2)	Birmingham, AL	201	2009	7,100	2,545

Construction in Progress for Active Developments					$82,502

Footnotes on following page

(1)	Square footage is presented in thousands. Square footage for the retail assets excludes anchor-owned square-footage.
(2)	Total cost and development costs recorded through March 31, 2009 have been reduced by $50.2 million for the portion of the development that was placed into service through March 31, 2009. Total cost for this project is expected to be approximately $57.3 million, of which, $10.5 million is expected to be received from the city as reimbursement for infrastructure costs.
     In addition to the Company’s consolidated developments included in the table above, the Company also has an unconsolidated commercial development in progress, Colonial Pinnacle Turkey Creek III, located in Knoxville, Tennessee. As of March 31, 2009, the Company’s pro-rata portion of the costs incurred for this development is $11.5 million, with an additional $3.4 million anticipated to complete the project.
     Interest capitalized on construction in progress during the three months ended March 31, 2009 and 2008 was $2.2 million and $6.3 million, respectively.
     There are no for-sale residential projects actively under development as of March 31, 2009. As previously announced, in January 2009, the Company decided to postpone future development activities (other than land parcels held for future sale and for-sale residential and mixed-use developments, which the Company plans to sell) until it determines that the current economic environment has sufficiently improved. These deferred developments and undeveloped land include:

			Costs
		Total Units/	Capitalized
		Square Feet (1)	to Date
	Location	(unaudited)	(in thousands)

Multifamily Projects:
Colonial Grand at Sweetwater	Phoenix, AZ	195	$7,281
Colonial Grand at Thunderbird	Phoenix, AZ	244	8,368
Colonial Grand at Randal Park (2)	Orlando, FL	750	19,576
Colonial Grand at Hampton Preserve	Tampa, FL	486	14,932
Colonial Grand at South End	Charlotte, NC	353	12,246
Colonial Grand at Wakefield	Raleigh, NC	369	7,210
Colonial Grand at Azure	Las Vegas, NV	188	7,798
Colonial Grand at Cityway	Austin, TX	320	4,967

Retail
Colonial Pinnacle Craft Farms II (2)	Gulf Shores, AL	74	2,027
Colonial Promenade Huntsville	Huntsville, AL	111	9,668

Other Projects and Undeveloped Land
Multifamily			3,080
Office			2,104
Retail			6,269
For-Sale Residential			38,890
Mixed-Use			64,379

Consolidated Construction in Progress (3)			$208,795

(1)	Square footage is presented in thousands. Square footage for the retail assets excludes anchor-owned square-footage.

(2)	These projects are part of mixed-use developments.

(3)	Four for-sale projects were reclassed from “Undeveloped land and construction in progress” to “Real estate assets held for sale, net” on the Company’s Consolidated Condensed Balance Sheet as of March 31, 2009.

Note 8 — Net Income Per Share
     For the three months ended March 31, 2009 and 2008, a reconciliation of the numerator and denominator used in the basic and diluted income from continuing operations per common share is as follows:

	Three Months Ended
	March 31,	March 31,
(amounts in thousands)	2009	2008

Numerator:
Net income attributable to parent company	$15,953	$16,986
Less:
Preferred stock dividends	(2,073)	(2,488)
Income allocated to participating securities	(106)	(94)
Preferred share issuance costs write-off, net of discount	(5)	(271)

Income from continuing operations available to common shareholders	$13,769	$14,133

Denominator:
Denominator for basic net income per share — weighted average common shares	48,202	46,853
Effect of dilutive securities	—	161

Denominator for diluted net income per share — adjusted weighted average common shares	48,202	47,014

     For the three months ended March 31, 2009, there were 1,745,452 outstanding share equivalents (stock options and restricted stock) excluded from the computation of diluted net income per share because the grant date prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive. For the three months ended March 31, 2008 , there were 567,357 outstanding share equivalents (stock options and restricted stock), excluded from the computation of diluted net income per share because the grant date prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.
Note 9 — Equity
     The following table presents the changes in the issued common shares of beneficial interest since December 31, 2008 (excluding 8,855,184 and 8,860,971 units of CRLP at March 31, 2009 and December 31, 2008, respectively, which are redeemable for either cash equal to the fair market value of a common share at the time of redemption or, at the option of the Company, one common share):

Issued at December 31, 2008	54,169,418

Restricted shares issued (cancelled), net	43,527
Redemption of CRLP units for common shares	5,787
Issuances under other employee and nonemployee share plans	18,784

Issued at March 31, 2009	54,237,516

     In January 2008, the Company’s Board of Trustees authorized the repurchase of up to $25.0 million of the Company’s 8 1/8% Series D preferred depositary shares in a limited number of separate, privately negotiated transactions. Each Series D preferred depositary share represents 1/10 of a share of the Company’s 8 1/8% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share. During the three months ended March 31, 2008, the Company repurchased 306,750 shares of its outstanding Series D preferred depositary shares in privately negotiated transactions for an aggregate purchase price of $7.7 million, at an average price of $24.86 per depositary share. The Company received a discount to the liquidation preference price of $25.00 per depositary share, of approximately $0.1 million, on the repurchase and wrote off approximately $0.3 million of issuance costs.
     On October 29, 2008, the Company’s Board of Trustees authorized a repurchase program which allows the Company to repurchase up to an additional $25.0 million of our outstanding Series D preferred depositary shares over a 12 month period. The Company did not repurchase any of its outstanding Series D preferred depositary shares during the three months ended March 31, 2009. The Company will continue to monitor the equity markets and repurchase preferred shares if the repurchases meet the required criteria, as funds are available. If the Company were to repurchase outstanding Series D depositary shares, it would expect to record additional non-cash charges related to the write-off of Series D preferred issuance costs.
     In connection with our adoption of SFAS No. 160 effective January 1, 2009, the Company also adopted the recent revisions to EITF Topic D-98, “Classification and Measurement of Redeemable Securities (“D-98”).” As a result of the Company’s adoption of these standards, amounts previously reported as limited partners’ interest in consolidated partnerships on the Company’s consolidated condensed balance sheets are now presented as noncontrolling interests within equity. There has been no change in the measurement of this line item from amounts previously reported. Additionally, amounts previously reported as preferred units in CRLP are now presented as noncontrolling interests within equity. There has been no change in the measurement of this line item from amounts previously reported. Minority interests in common units of CRLP have also been re-characterized as noncontrolling interests, but because of the redemption feature of these units, they have been included in the temporary equity section (between liabilities and equity) of the Company’s Consolidated Condensed Balance Sheets. These units are redeemable at the option of the holders for cash equal to the fair market value of a common share at the time of redemption or, at the option of the Company, one common share. Based on the requirements of D-98, the measurement of noncontrolling interests is now presented at “redemption value” — i.e., the fair value of the units (or limited partners’ interests) as of the balance sheet date (based on the Company’s share price multiplied by the number of outstanding units), or the aggregate value of the individual partners’ capital balances, whichever is greater. Previously, these interests were measured based on the noncontrolling interests in CRLP’s pro rata share of total common interests, in accordance with EITF 95-7. The revised presentation and measurement required by SFAS No. 160 and D-98 has been adopted retrospectively. A reconciliation between the amounts previously reported and their current measurements at December 31, 2008 are presented below (in thousands):

			Noncontrolling
	Noncontrolling	Additional	Interests in
	Interests in	Paid-in	Temporary
	Equity	Capital	Equity
Balances at December 31, 2007, as previously reported	$—	$1,577,030	$319,543
Allocation to noncontrolling interests in CRLP	—	(14,784)	14,784
Adjustment of common units to “redemption value”	—	17,722	(17,722)
Impact of the adoption of SFAS No. 160 on preferred units	100,000	—	(100,000)
Impact of the adoption of SFAS No. 160 on limited partners’ interests in consolidated partnerships	2,439	—	(2,439)

Adjusted balance as of December 31, 2007	$102,439	$1,579,968	$214,166

Balances at December 31, 2008, as previously reported	$—	$1,578,992	$267,696
Allocation to noncontrolling interests in CRLP	—	(30,688)	30,688
Adjustment of common units to “redemption value”	—	71,593	(71,593)
Impact of the adoption of SFAS No. 160 on preferred units	100,000	—	(100,000)
Impact of the adoption of SFAS No. 160 on limited partners’ interests in consolidated partnerships	1,943	—	(1,943)

Adjusted balance as of December 31, 2008	$101,943	$1,619,897	$124,848

     The composition of noncontrolling interests included in equity is as follows at March 31, 2009 and December 31, 2008 (in thousands):

	March 31,	December 31,
	2009	2008

Preferred units in CRLP	$100,000	$100,000
Limited partners’ interests in consolidated partnerships	1,489	1,943

Total	$101,489	$101,943

     The changes in redeemable noncontrolling interests for the three months ended March 31, 2009 and the year ended December 31, 2008 are presented below (in thousands):

	Three Months
	Ended	Year Ended
	March 31, 2009	December 31, 2008

Balance at beginning of period	$124,848	$214,166
Redemption value of allocation of redeemable noncontrolling interests	(7,168)	(51,795)
Redemption of CRLP units for common shares	(31)	(9,287)
Distributions to noncontrolling interests	(2,215)	(17,011)
Net income (loss)	2,531	(11,225)

Balance at end of period	$117,965	$124,848

     Also effective with the adoption of SFAS No. 160, previously reported minority interests have been re-characterized on the accompanying Consolidated Condensed Statements of Income to noncontrolling interests and placed below “Net income (loss)” before arriving at “Net income (loss) attributable to parent company.”
Note 10 — Segment Information
     Prior to December 31, 2008, the Company had four operating segments: multifamily, office, retail and for-sale residential. Since January 1, 2009, the Company has managed its business based on the performance of two operating segments: multifamily and commercial. The change in reporting segments is a result of the Company’s strategic initiative to become a multifamily-focused REIT including reorganizing the Company and streamlining the business. The multifamily and commercial segments have separate management teams that are responsible for acquiring, developing, managing and leasing properties within each respective segment. The multifamily management team is responsible for all aspects of for-sale developments, including disposition activities, as well as the condominium conversion properties and related sales. The multifamily segment includes the operations and assets of the for-sale developments due to the insignificance of these operations (which were previously reported as a separate operating segment) in the periods presented.
     The pro-rata portion of the revenues, net operating income (“NOI”), and assets of the partially-owned unconsolidated entities that the Company has entered into are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned unconsolidated entities are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method, and discontinued operations are reported separately. Management evaluates the performance of its multifamily and commercial segments and allocates resources to them based on segment NOI. Segment NOI is defined as total property revenues, including unconsolidated partnerships and joint ventures, less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance and advertising). Presented below is segment information, for the multifamily and commercial segments, including the reconciliation of total segment revenues to total revenues and total segment NOI to income from continuing operations for the three months ended March 31, 2009 and 2008, and total segment assets to total assets as of March 31, 2009 and December 31, 2008.

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Revenues:
Segment Revenues:
Multifamily	$77,142	$78,295
Commercial	23,474	23,318

Total Segment Revenues	100,616	101,613

Partially-owned unconsolidated entities — Multifamily	(1,999)	(2,219)
Partially-owned unconsolidated entities — Commercial	(16,486)	(18,481)
Construction revenues	35	7,879
Other non-property related revenue	3,455	5,206
Discontinued operations property revenues	(1,331)	(5,163)

Total Consolidated Revenues	84,290	88,835

NOI:
Segment NOI:
Multifamily	44,585	47,097
Commercial	15,059	15,191

Total Segment NOI	59,644	62,288

Partially-owned unconsolidated entities — Multifamily	(1,031)	(1,129)
Partially-owned unconsolidated entities — Commercial	(10,572)	(11,905)
Unallocated corporate revenues	3,455	5,206
Discontinued operations property NOI	(368)	(2,771)
Impairment — discontinued operations (1)	(318)	—
Construction NOI	1	613
Property management expenses	(1,918)	(2,241)
General and administrative expenses	(4,383)	(5,780)
Management fee and other expenses	(4,217)	(3,591)
Restructuring charges	(812)	—
Investment and development (2)	(165)	(769)
Impairment — continuing operations (3)	(736)	—
Depreciation	(27,785)	(23,257)
Amortization	(873)	(759)

Income from operations	9,922	15,905

Total other income, net (4)	10,642	628

Income before minority interest and discontinued operations	$20,564	$16,533

	March 31,	December 31,
(in thousands)	2009	2008
Assets
Segment Assets
Multifamily	$2,563,147	$2,579,376
Commercial	393,928	402,914

Total Segment Assets	2,957,075	2,982,290

Unallocated corporate assets (5)	173,221	172,879

	$3,130,296	$3,155,169

Footnotes on following page

(1)	The $0.3 million impairment charge recorded during the three months ended March 31, 2009 was a result of the sale of Regents Park (see Note 6).

(2)	Reflects costs incurred related to abandoned pursuits. Abandoned pursuits are volatile and, therefore, may vary between periods.

(3)	The $0.7 million impairment charge recorded during the three months ended March 31, 2009 is a result of the Company’s decision to transfer its remaining noncontrolling joint venture interest in Colonial Pinnacle Craft Farms I to the majority joint venture partner (see Note 11).

(4)	For-sale residential activities including net gain on sales and income tax expense (benefit) are included in other income (see Note 6 related to for-sale activities).

(5)	Includes the Company’s investment in partially-owned entities of $40,890 as of March 31, 2009 and $46,221 as of December 31, 2008.
Note 11 — Investment in Partially-Owned Entities
     The Company accounts for the following investments in partially-owned entities using the equity method. The following table summarizes the investments in partially-owned entities as of March 31, 2009 and December 31, 2008:

			(in thousands)
	Percent		March 31,	December 31,
	Owned		2009	2008

Multifamily:
Belterra, Ft. Worth, TX	10.00%		595	616
Regents Park (Phase II), Atlanta, GA	40.00	%(1)	3,417	3,424
CG at Huntcliff, Atlanta, GA	20.00%		1,808	1,894
CG at McKinney, Dallas, TX (Development)	25.00%		1,720	1,521
CG at Research Park, Raleigh, NC	20.00%		1,024	1,053
CG at Traditions, Gulf Shores, AL	35.00%		447	570
CMS / Colonial Joint Venture I	15.00%		254	289
CMS / Colonial Joint Venture II	15.00%		(481)	(461)
CMS Florida	25.00%		(611)	(561)
CMS Tennessee	25.00%		46	114
CMS V / CG at Canyon Creek, Austin, TX	25.00%		584	638
DRA Alabama	10.00%		800	921
DRA CV at Cary, Raleigh, NC	20.00%		1,704	1,752
DRA Cunningham, Austin, TX	20.00%		869	896
DRA The Grove at Riverchase, Birmingham, AL	20.00%		1,256	1,291

Total Multifamily			13,432	13,957

Commercial:
600 Building Partnership, Birmingham, AL	33.33%		132	118
Colonial Center Mansell JV	15.00%		618	727
Colonial Promenade Alabaster II/Tutwiler II, Birmingham, AL	5.00%		(178)	(173)
Colonial Promenade Craft Farms, Gulf Shores, AL	15.00	%(2)	—	823
Colonial Promenade Madison, Huntsville, AL	25.00%		2,173	2,187
Colonial Promenade Smyrna, Smyrna, TN	50.00%		2,777	2,378
DRA / CRT JV	15.00	%(3)	21,626	24,091
DRA / CLP JV	15.00	%(4)	(12,037)	(10,976)
Highway 150, LLC, Birmingham, AL	10.00%		67	67
Huntsville TIC, Huntsville , AL	10.00	%(5)	(3,966)	(3,746)
OZRE JV	17.10	%(6)	(7,972)	(7,579)
Parkside Drive LLC I, Knoxville, TN	50.00%		4,363	4,673
Parkside Drive LLC II, Knoxville, TN (Development)	50.00%		6,979	6,842
Parkway Place Limited Partnership, Huntsville, AL	50.00%		11,097	10,690

Total Commercial			25,679	30,122

Other:
Colonial / Polar-BEK Management Company, Birmingham, AL	50.00%		17	33
Heathrow, Orlando, FL	50.00%		1,762	2,109

			1,779	2,142

			$40,890	$46,221

Footnotes on following page

(1)	The Regents Park Joint Venture (Phase II) consists of undeveloped land.

(2)	The Company has reached an agreement in principle to transfer its remaining 15% noncontrolling joint venture interest in Colonial Pinnacle Craft Farms I (see below).

(3)	As of March 31, 2009, this joint venture included 17 properties located in Ft. Lauderdale, Jacksonville and Orlando, Florida; Atlanta, Georgia; Charlotte, North Carolina; Memphis, Tennessee and Houston, Texas.

(4)	As of March 31, 2009, this joint venture included 16 office properties and 2 retail properties located in Birmingham, Alabama; Orlando and Tampa, Florida; Atlanta, Georgia; Charlotte, North Carolina and Austin, Texas. Equity investment includes the value of the Company’s investment of approximately $21.7 million, offset by the excess basis difference on the June 2007 joint venture transaction of approximately $33.7 million, which is being amortized over the life of the properties.

(5)	Equity investment includes the Company’s investment of approximately $3.5 million, offset by the excess basis difference on the transaction of approximately $7.5 million, which is being amortized over the life of the properties.

(6)	As of March 31, 2009, this joint venture included 11 retail properties located in Birmingham, Alabama; Jacksonville, Orlando, Punta Gorda and Tampa, Florida; Athens, Georgia and Houston, Texas. Equity investment includes the value of the Company’s investment of approximately $8.6 million, offset by the excess basis difference on the June 2007 joint venture transaction of approximately $16.6 million, which is being amortized over the life of the properties.
     In February 2009, the Company reached an agreement in principle to transfer its remaining 15% noncontrolling joint venture interest in Colonial Pinnacle Craft Farms I, a 220,000-square-foot (excluding anchor-owned square-footage) retail shopping center located in Gulf Shores, Alabama, to the majority joint venture partner. The Company had previously sold 85% of its interest in this development for $45.7 million in July 2007 and recognized a gain of approximately $4.2 million, after tax, from that sale. As a result of this agreement and the resulting valuation, the Company recorded an impairment of approximately $0.7 million during the three months ended March 31, 2009 with respect to the Company’s remaining equity interest in the joint venture. The Company’s pro-rata share of the existing joint venture’s mortgage debt is approximately $6.5 million.
     The following table summarizes balance sheet financial data of significant unconsolidated joint ventures in which the Company had ownership interests as of March 31, 2009 and December 31, 2008 (dollar amounts in thousands):

	Total Assets		Total Debt		Total Equity
	2009	2008	2009	2008	2009	2008

DRA/CRT	$1,157,408	$1,189,996	$940,829	$940,981	$185,284	$201,447
DRA/CLP	901,032	927,397	741,907	741,907	144,488	153,962
OZRE	345,467	363,589	292,370	292,714	49,495	52,890
Huntsville TIC	223,045	224,644	107,540	107,540	34,538	36,112

	$2,626,952	$2,705,626	$2,082,646	$2,083,142	$413,805	$444,411

     The following table summarizes income statement financial data of significant unconsolidated joint ventures in which the Company had ownership interests for the three months ended March 31, 2009 and 2008 (dollar amounts in thousands):

	Total Revenues		Net Income		Share of Net Income
	2009	2008	2009	2008	2009	2008

DRA/CRT	$40,560	$42,495	$(3,433)	$(4,668)	$(344)	$(530)
DRA/CLP	28,454	28,397	(4,054)	(4,360)	(60)	(96)
OZRE	8,687	8,583	(2,044)	(2,493)	(128)	(38)
Huntsville TIC	6,463	5,762	(2,090)	(2,619)	(117)	1,797

	$84,164	$85,237	$(11,621)	$(14,140)	$(649)	$1,133

     Investments in Variable Interest Entities
     The Company evaluates all transactions and relationships with variable interest entities (VIEs) to determine whether the Company is the primary beneficiary of the entities in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” (FIN 46R).
     An overall methodology for evaluating transactions and relationships under the VIE requirements includes the following two steps:
•	determine whether the entity meets the criteria to qualify as a VIE, and

•	determine whether the Company is the primary beneficiary of the VIE.
     When evaluating whether an investment (or other transaction) qualifies as a VIE, the significant factors and judgments that the Company considers consist of the following:
•	the design of the entity, including the nature of its risks and the purpose for which the entity was created, to determine the variability that the entity was designed to create and distribute to its interest holders;

•	the nature of the Company’s involvement with the entity;

•	whether control of the entity may be achieved through arrangements that do not involve voting equity;

•	whether there is sufficient equity investment at risk to finance the activities of the entity;

•	whether parties other than the equity holders have the obligation to absorb expected losses or the right to receive residual returns; and

•	whether the voting rights and the economic rights are proportional.
     For each VIE identified, the Company evaluates whether it is the primary beneficiary by considering the following significant factors and judgments:
•	whether the Company’s variable interest absorbs the majority of the VIE’s expected losses,

•	whether the Company’s variable interest receives the majority of the VIE’s expected returns, and

•	whether the Company has the ability to make decisions that significantly affect the VIE’s results and activities.
     Based on the Company’s evaluation of the above factors and judgments, as of March 31, 2009, the Company does not have a controlling interest, nor is the Company the primary beneficiary of any VIEs for which there is a significant variable interest. Also, as of March 31, 2009, the Company has interests in three VIEs with significant variable interests for which the Company is not the primary beneficiary.
     Unconsolidated Variable Interest Entities
     As of March 31, 2009, the Company has interests in three VIEs with significant variable interests for which the Company is not the primary beneficiary. The following is summary information as of March 31, 2009 regarding these unconsolidated VIEs:
(in thousands)

			Maximum
	Carrying Amount	Potential Additonal	Exposure to
VIE	of Investment	Support Obligation	Loss

DRA/CRT JV	$21,626	$17,000	$38,626
CG at Canyon Creek	584	4,000	4,584
CG at Traditions	447	3,500	3,947

     In September 2005, the Company acquired, through CRLP, a 15% partnership interest in CRT Properties, Inc. (“CRT”) through a joint venture (the “DRA CRT JV”) with DRA Advisors LLC (“DRA”). CRT owns a portfolio of 17 office properties located primarily in the southeastern United States. With respect to the Company’s investment in DRA/CRT JV, the Company is entitled to receive distributions in excess of its ownership interest if certain target return thresholds are satisfied. In addition, during September 2005, in connection with the acquisition of CRT with DRA, CRLP guaranteed approximately $50.0 million of third-party financing obtained by the DRA/CRT JV with respect to 10 of the CRT properties. During 2006, seven of the ten properties were sold. The DRA/CRT JV is obligated to reimburse CRLP for any payments made under the guaranty before making distributions of cash flows or capital proceeds to the DRA/CRT JV partners. As of March 31, 2009, this guarantee, which matures in January 2010, has been reduced to $17.0 million as a result of the pay down of the associated collateralized debt from the sales of assets.
     The Company committed to guarantee up to $4.0 million of a $27.4 million construction loan obtained by the Colonial Grand at Canyon Creek joint venture, which represents a guaranty that is greater than the Company’s proportionate interest in this joint venture. Accordingly, this investment qualifies as a VIE. However, the Company has determined that it is remote that it would absorb a majority of the expected losses for this joint venture and, therefore, does not consolidate this investment.
     The Company committed with its joint venture partner to guarantee up to $7.0 million of a $34.1 million construction loan obtained by the Colonial Grand at Traditions joint venture. The Company and its joint venture partner each committed to provide 50% of the guarantee, which is different from the venture’s voting and economic interests. As a result, this investment qualifies as a VIE but the Company has determined that it is remote that it would absorb a majority of the expected losses for this joint venture and, therefore, does not consolidate this investment.
Note 12 — Financing Activities
     In the first quarter 2009, the Company, through a wholly-owned special purpose subsidiary of CRLP, closed on a $350 million collateralized loan (the “Loan”) originated by PNC ARCS LLC for repurchase by Fannie Mae (NYSE: FNM). Of the $350 million, $259 million bears interest at a fixed interest rate equal to 6.07% and $91 million bears interest at a fixed interest rate of 5.96%. The weighted average interest rate for the Loan is 6.04%. The Loan matures on March 1, 2019 and requires accrued interest to be paid monthly with no scheduled principal payments required prior to the maturity date. The Loan is collateralized by 19 of CRLP’s multifamily apartment communities totaling 6,565 units. The entire Loan amount was drawn on February 27, 2009. The proceeds from the Loan were used to repay a portion of the outstanding borrowings under the Company’s $675.0 million Credit Facility (defined below).
     As of March 31, 2009, CRLP, with the Company as guarantor, had a $675.0 million unsecured credit facility (as amended, the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. The Credit Facility has a maturity date of June 21, 2012. In addition to the Credit Facility, the Company has a $35.0 million cash management line provided by Wachovia that will expire on June 21, 2012.
     Base rate loans and revolving loans are available under the Credit Facility. The Credit Facility also includes a competitive bid feature that allows the Company to convert up to $337.5 million under the Credit Facility to a fixed rate and for a fixed term not to exceed 90 days. Generally, base rate loans bear interest at Wachovia’s designated base rate, plus a base rate margin ranging up to 0.25% based on the Company’s unsecured debt ratings from time to time. Revolving loans bear interest at LIBOR plus a margin ranging from 0.325% to 1.05% based on the Company’s unsecured debt ratings. Competitive bid loans bear interest at LIBOR plus a margin, as specified by the participating lenders. Based on CRLP’s current unsecured debt rating, the revolving loans currently bear interest at a rate of LIBOR plus 105 basis points.
     The Credit Facility, which is primarily used by the Company to finance property acquisitions and developments and more recently to also fund repurchases of CRLP senior notes and Series D preferred depositary shares of the Company, had an outstanding balance at March 31, 2009 of $27.0 million. The cash management line had an outstanding balance of $10.7 million as of March 31, 2009. The interest rate of the Credit Facility (including the case management line) was 1.26% and 3.50% at March 31, 2009 and 2008, respectively.
     The Credit Facility contains various restrictions, representations, covenants and events of default that could preclude future borrowings (including future issuances of letters of credit) or trigger early repayment obligations, including, but not limited to the following: nonpayment; violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; failure to satisfy certain financial ratios; a material adverse change in the consolidated financial condition, results of operations, business or prospects of the Company; and generally not paying the Company’s debts as it becomes due. At March 31, 2009, the Company was in compliance with these covenants. Specific financial ratios with which the Company must comply pursuant to the Credit Facility consist of the Fixed Charge Coverage Ratio as well as the Debt to Total Asset Value Ratio. Both of these ratios are measured quarterly. The Fixed Charge Coverage Ratio generally requires that the Company’s earnings before interest, taxes, depreciation and amortization be at least equal 1.5 times the Company’s Fixed Charges. Fixed Charges generally include interest payments (including capitalized interest) and preferred dividends. The Debt to Total Asset Value Ratio generally requires the Company’s debt to be less than 60% of its total asset value. The ongoing recession and continued uncertainty in the stock and credit markets may negatively impact the Company’s ability to generate earnings sufficient to maintain compliance with these ratios and other debt covenants. The Company expects to be able to comply with these ratios in 2009, but no assurance can be given that the Company will be able to maintain compliance with these ratios and other debt covenants, particularly if economic conditions worsen.
     Many of the recent disruptions in the financial markets have been brought about in large part by failures in the U.S. banking system. If Wachovia or any of the other financial institutions that have extended credit commitments to the Company under the Credit Facility or otherwise are adversely affected by the conditions of the financial markets, these financial institutions may become unable to fund borrowings under credit commitments to the Company under the Credit Facility, the cash management line or otherwise. If these lenders become unable to fund the Company’s borrowings pursuant to the financial institutions’ commitments, the Company may need to obtain replacement financing, and such financing, if available, may not be available on commercially attractive terms.
     In January 2008, the Company’s Board of Trustees authorized the repurchase up to $50.0 million of outstanding unsecured senior notes of CRLP. On April 2008, the Board of Trustees authorized a senior note repurchase program to allow us to repurchase up to an additional $200.0 million of outstanding unsecured senior notes of CRLP. In December 2008, the April 2008 repurchase program was expanded to authorize repurchases of up to $500.0 million. Under the repurchase program, senior notes may be repurchased from time to time in open market transactions or privately negotiated transactions through December 31, 2009, subject to applicable legal requirements, market conditions and other factors. The repurchase program does not obligate the Company to repurchase any specific amounts of senior notes, and repurchases pursuant to the program may be suspended or resumed at any time without further notice or announcement.
     During the three months ended March 31, 2009, the Company repurchased $96.9 million of CRLP’s outstanding unsecured senior notes in separate transactions at an average 27.1% discount to par value, which represents a 12.6% yield to maturity. As a result of these repurchases, the Company recognized an aggregate gain of approximately $25.3 million, which is included in “Gain on retirement of debt” on the Company’s Consolidated Statements of Income. When senior notes are repurchased, the Company will generally reclassify amounts in “Accumulated Other Comprehensive Income” because the repurchases cause interest payments on the hedged debt to become probable of not occurring. Accordingly, as a result of these first quarter 2009 repurchases, the Company recognized a loss on hedging activities of approximately $1.0 million as a result of a reclassification of amounts in Accumulated Other Comprehensive Income in connection with the conclusion that it is probable that the Company will not make interest payments associated with previously hedged debt as a result of repurchases under the senior note repurchase program. The Company will continue to monitor the debt markets and repurchase certain senior notes that meet the Company’s required criteria, as funds are available.
     On March 1, 2009, a loan collateralized by Broward Financial Center, a 326,000 office building located in Ft. Lauderdale, Florida, in the amount of $46.5 million matured. This property is one of the properties in the DRA/CRT joint venture, in which the Company is a 15% minority partner. The joint venture did not repay the principal amount due on the loan when it matured, but continues to make interest payments. The loan is non-recourse to the Company, but the Company’s pro rata share of the principal amount of the loan is $7.0 million (based on its ownership interest in the joint venture). The Company and its joint venture partner are currently in negotiations with the special servicer regarding refinancing options that may be available from the current lender. While no assurance can be given that the joint venture partnership will be able to refinance the loan on reasonable terms, the Company anticipates that the joint venture will be able to renegotiate an extension of the current loan with the existing lender. If the joint venture is unable to obtain additional financing, payoff the existing loan, or renegotiate suitable terms with the existing lender, the lender would have the right to foreclose on the property in question and, accordingly, the joint venture will lose its interest in the asset.

Note 13 — Derivatives and Hedging
     The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which is determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.
     The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium.
     The effective portion of changes in the fair value of derivatives that are designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” on the Consolidated Condensed Balance Sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company did not have any active cash flow hedges during the three months ended March 31, 2009.
     At March 31, 2009, the Company had $4.0 million in “Accumulated other comprehensive loss” related to settled or terminated derivatives. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense and debt cost amortization” as interest payments are made on the Company’s variable-rate debt or to “Loss on hedging activities” at such time that the interest payments on the hedged debt become probable of not occurring as a result of the Company’s senior note repurchase program. The changes in “Accumulated other comprehensive loss” for reclassifications to “Interest expense and debt cost amortization” tied to interest payments on the hedged debt was $0.1 million and $0.2 million during the three months ended March 31, 2009 and 2008, respectively. The changes in “Accumulated other comprehensive loss” for reclassification to “Loss on hedging activities” related to interest payments on the hedged debt that have been deemed no longer probable to occur as a result of the Company’s senior note repurchase program was $1.1 million for the three months ended March 31, 2009. The Company did not reclassify amounts to “Loss on hedging activities” for the three months ended March 31, 2008.
     Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of SFAS 133. As of March 31, 2009, the Company had no derivatives that were not designated as a hedge in a qualifying hedging relationship.
     The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Condensed Statements of Income as of March 31, 2009.

(amounts in thousands)
			Location of Gain or			Location of Gain or	Amount of Gain or
Derivatives in			(Loss) Reclassified	Amount of Gain or		(Loss) Recognized in	(Loss) Recognized in
SFAS 133	Amount of Gain or (Loss)		from	(Loss) Reclassified from		Income on Derivative	Income on Derivative
Cash Flow	Recognized in OCI on		Accumulated OCI into	Accumulated OCI into		(Ineffective Portion and	(Ineffective Portion and
Hedging	Derivative (Effective		Income (Effective	Income (Effective		Amount Excluded from	Amount Excluded from
Relationships	Portion)		Portion)	Portion)		Effectiveness Testing)	Effectiveness Testing)
	Three months ended			Three months ended			Three months ended
	March 31,	March 31,		March 31,	March 31,		March 31,	March 31,
	2009	2008		2009	2008		2009	2008
Interest Rate Products	—	—	Interest Expense and Debt Cost Amortization	$(137)	$(75)	Loss on Hedging Activities	—	—
			Loss on Hedging Activities	(1,063)	—

				$(1,200)	$(75)

Note 14 —Contingencies and Guarantees
     Contingencies
     The Company is involved in a contract dispute with a general contractor in connection with construction costs and cost overruns with respect to certain of its for-sale projects, which were being developed in a joint venture in which the Company is a majority owner. The contractor is affiliated with the Company’s joint venture partner.
•	In connection with the dispute, in January 2008, the contractor filed a lawsuit against the Company alleging, among other things, breach of contract, enforcement of a lien against real property, misrepresentation, conversion, declaratory judgment and an accounting of costs, and is seeking $10.3 million in damages, plus consequential and punitive damages. Discovery is underway regarding these proceedings.

•	Certain of the subcontractors, vendors and other parties, involved in the projects, including purchasers of units, have also made claims in the form of lien claims, general claims or lawsuits. The Company has been sued by purchasers of certain condominium units alleging breach of contract, fraud, construction deficiencies and misleading sales practices. Both compensatory and punitive damages are sought in these actions. Some of these claims have been resolved by negotiations and mediations, and others may also be similarly resolved. Some of these claims will likely be arbitrated or litigated to conclusion.
     The Company is continuing to evaluate its options and investigate these claims, including possible claims against the contractor and other parties. The Company intends to vigorously defend itself against these claims. However, no prediction of the likelihood, or amount, of any resulting loss or recovery can be made at this time and no assurance can be given that the matter will be resolved favorably.
     In connection with certain retail developments, the Company has received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. The Company has guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds. The total amount outstanding on these bonds is approximately $13.5 million at March 31, 2009 and December 31, 2008. At March 31, 2009 and December 31, 2008, no liability was recorded for these guarantees.
     As previously discussed, the Company has postponed future development activities, which includes the Colonial Pinnacle Nord du Lac development in Covington, Louisiana. Prior to the decision to postpone this development, the Nord du Lac community development district (the “CDD”), a third-party governmental entity, had issued $24.0 million of special assessment bonds, the proceeds from which were to be used by the CDD to construct infrastructure for the benefit of the development. In addition, the Company had entered into leasing commitments and other agreements with certain future tenants at this development. As a result of the postponement of this development, the Company is evaluating various alternatives for this development, including with respect to its existing contractual obligations to certain future tenants who had previously committed to this development before it was postponed and with respect to the outstanding CDD bonds. If the Company is unable to reach alternative agreements with these future tenants, the tenants may choose not to participate in this development or seek damages from the Company as a result of the postponement of the development, or both. With respect to the CDD bonds, interest payments for 2009 will be made from an interest reserve account funded with bond proceeds. Thereafter, repayment of the bonds will be funded by special assessments on the property owner(s) within the CDD. The first special assessment is expected to be due on or about December 31, 2009. As the property owner, the Company intended to fund the special assessments from payments by tenants in the development. Until Colonial Pinnacle Nord du Lac is developed and leased, it is not expected to generate sufficient tenant revenues to support the full amount of the special assessments, in which case, the Company would be obligated to pay the special assessments to the extent not funded through tenant payments. The special assessments are not a personal liability of the property owner, but constitute a lien on the assessed property. In the event of a failure to pay the special assessments, the CDD would have the right to force the sale of the property included in the project.
     The Company has reclassified the amount spent to date with respect to the Colonial Pinnacle Nord du Lac development ($38.5 million, net of impairment charge recorded during 2008, as of March 31, 2009) from an active development to “Real estate assets held for sale, net” on the Company’s Consolidated Condensed Balance Sheet. In accordance with EITF 91-10, the Company recorded restricted cash and other liabilities for the $24.0 million CDD bond issuance. This transaction was treated as a non-cash transaction in the Company’s Consolidated Condensed Statement of Cash Flows for the twelve months ended December 31, 2008.
     In connection with the office and retail joint venture transactions that closed in 2007, the Company assumed certain contingent obligations for a total of $15.7 million, of which $6.6 million remains outstanding as of March 31, 2009.
     In January 2008, the Company received notification related to an unclaimed property audit for the States of Alabama and Tennessee. As of March 31, 2009, the Company has accrued an estimated liability.
     The Company is a party to various legal proceedings incidental to its business. In the opinion of management, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially adversely affect the financial position or results of operations or cash flows of the Company.
     Guarantees and Other Arrangements
     During April 2007, the Company committed with its joint venture partner to guarantee up to $7.0 million of a $34.1 million construction loan obtained by the Colonial Grand at Traditions joint venture. The Company and its joint venture partner each committed to provide 50% of the guarantee. Construction at this site is substantially complete as the project was placed into service during 2008. As of March 31, 2009, the joint venture had drawn $33.1 million on the construction loan, which matures in April 2010. At March 31, 2009, no liability was recorded for the guarantee.
     During November 2006, the Company committed with its joint venture partner to guarantee up to $17.3 million of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna joint venture. The Company and its joint venture partner each committed to provide 50% of the $17.3 million guarantee, as each partner has a 50% ownership interest in the joint venture. Construction at this site is substantially complete as the project was placed into service during 2008. As of March 31, 2009, the Colonial Promenade Smyrna joint venture had $30.1 million outstanding on the construction loan, which matures in December 2009. At March 31, 2009, no liability was recorded for the guarantee.
     During February 2006, the Company committed to guarantee up to $4.0 million of a $27.4 million construction loan obtained by the Colonial Grand at Canyon Creek joint venture. Construction at this site is complete as the project was placed into service during 2007. As of March 31, 2009, the joint venture had drawn all $27.4 million on the construction loan, which matures in June 2009. At March 31, 2009, no liability was recorded for the guarantee.
     During September 2005, in connection with the acquisition of CRT with DRA, CRLP guaranteed approximately $50.0 million of third-party financing obtained by the DRA/CRT JV with respect to 10 of the CRT properties. During 2006, seven of the ten properties were sold. The DRA/CRT JV is obligated to reimburse CRLP for any payments made under the guaranty before making distributions of cash flows or capital proceeds to the DRA/CRT JV partners. As of March 31, 2009, this guarantee, which matures in January 2010, had been reduced to $17.0 million, as a result of the pay down of the associated collateralized debt from the sales of assets. At March 31, 2009, no liability was recorded for the guarantee.

     In connection with the formation of Highway 150 LLC in 2002, the Company executed a guarantee, pursuant to which the Company serves as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. The Company’s maximum guarantee of $1.0 million may be requested by the lender, only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At March 31, 2009, the total amount of debt of the joint venture was approximately $16.3 million and matures in December 2012. At March 31, 2009, no liability was recorded for the guarantee.
     In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness of the Company totaling $26.5 million at March 31, 2009. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by the Company.
     As discussed above, in connection with certain retail developments, the Company has received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. The Company has guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds.
     The fair value of the above guarantees could change in the near term if the markets in which these properties are located deteriorate or if there are other negative indicators.
Note 15 — Subsequent Events
     Dispositions
     On April 30, 2009, the Company closed on the transaction to transfer its remaining noncontrolling joint venture interest in Colonial Pinnacle Craft Farms I, a 220,000 square foot (excluding anchor-owned square-footage) retail asset located in Gulf Shores, Alabama, to the majority joint venture partner (see Note 11).
     Debt Tender Offer
     On May 4, 2009, CRLP accepted for purchase $250 million in principal amount of the following outstanding notes maturing in 2010 and 2011 that were validly tendered pursuant to its previously announced cash tender offer for such notes:

Aggregate Principal
Amount Accepted for
Title of Security	Purchase

4.75% Senior Notes due 2010 (CUSIP-195891AH9)	$206,374,000

8.80% Medium-Term Notes due 2010 (CUSIP-195896AK1)	5,000,000

4.80% Senior Notes due 2011 (CUSIP-195891AF3)	38,626,000

TOTAL	$250,000,000

The Company funded the purchase of these outstanding unsecured senior notes through borrowings under its unsecured credit facility.

     Financing Activity
     On April 20, 2009, the Company entered into a sixty-day lock on an all-in fixed interest rate of 5.29% for a 10-year term with Fannie Mae on $145 million of additional financing that is expected to be collateralized by seven of the Company’s existing multifamily properties. The Company is considering adding one additional property to this facility, which would bring total proceeds to $155 million. The Company expects to close this financing in the second quarter 2009, but the closing remains subject to the negotiation of final documentation and the satisfaction of all closing conditions. No assurance can be given that the Company will be able to consummate this financing.
     During April 2009, the Company repurchased $54.6 million of CRLP’s outstanding unsecured senior notes in separate transactions under the Company’s previously announced $500 million unsecured senior note repurchase program at an average 28.1% discount to par value, which represents a 14.0% yield to maturity. As a result of these repurchases, the Company expects to recognize an aggregate gain of approximately $14.8 million with respect to these repurchases during the second quarter of 2009.
     Distribution
     On April 22, 2009, a cash distribution was declared to shareholders of the Company and partners of CRLP in the amount of $0.15 per common share and per unit, totaling approximately $8.6 million. The distribution was declared to shareholders and partners of record as of May 4, 2009 and will be paid on May 11, 2009.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except unit data)

	(unaudited)	(as adjusted)
	March 31, 2009	December 31, 2008
ASSETS
Land, buildings, & equipment	$2,915,890	$2,897,761
Undeveloped land and construction in progress	291,297	380,676
Less: Accumulated depreciation	(431,628)	(406,428)
Real estate assets held for sale, net	155,560	102,699

Net real estate assets	2,931,119	2,974,708

Cash and cash equivalents	9,564	9,185
Restricted cash	31,418	29,766
Accounts receivable, net	31,789	25,702
Notes receivable	19,613	2,946
Prepaid expenses	12,522	5,332
Deferred debt and lease costs	19,834	16,783
Investment in partially-owned entities	40,890	46,221
Deferred tax asset	3,049	9,311
Other assets	29,754	34,547

Total assets	$3,129,552	$3,154,501

LIABILITIES AND EQUITY
Notes and mortgages payable	$1,703,793	$1,450,389
Unsecured credit facility	37,745	311,630

Total debt	1,741,538	1,762,019

Accounts payable	31,987	52,898
Accrued interest	23,547	20,716
Accrued expenses	19,938	7,520
Other liabilities	30,268	32,140

Total liabilities	1,847,278	1,875,293

Redeemable units, at redemption value — 8,855,184 and 8,860,971 units outstanding at March 31, 2009 and December 31, 2008, respectively	117,965	124,848

General partner —
Common equity — 48,614,366 and 48,546,268 units outstanding at March 31, 2009 and December 31, 2008, respectively	972,706	963,509
Preferred equity ($125,000 liquidation preference)	96,707	96,707
Limited partners’ preferred equity ($100,000 liquidation preference)	97,406	97,406
Limited partners’ noncontrolling interest in consolidated partnership	1,489	1,943
Accumulated other comprehensive loss	(3,999)	(5,205)

Total equity	1,164,309	1,154,360

Total liabilities and equity	$3,129,552	$3,154,501

The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2009	2008
Revenue:
Minimum rent	$70,233	$66,795
Tenant recoveries	1,066	848
Other property related revenue	9,501	8,107
Construction revenues	35	7,879
Other non-property related revenue	3,455	5,206

Total revenue	84,290	88,835

Expenses:
Property operating expenses	22,469	19,678
Taxes, licenses, and insurance	10,976	9,589
Construction expenses	34	7,266
Property management expenses	1,918	2,241
General and administrative expenses	4,383	5,780
Management fee and other expense	4,217	3,591
Restructuring charges	812	—
Investment and development	165	769
Depreciation	27,785	23,257
Amortization	873	759
Impairment	736	—

Total operating expenses	74,368	72,930

Income from operations	9,922	15,905

Other income (expense):
Interest expense and debt cost amortization	(21,735)	(18,707)
Gains on retirement of debt	25,319	5,471
Interest income	301	790
Income (loss) from partially-owned unconsolidated entities	(650)	10,269
Loss on hedging activities	(1,063)	—
Gains from sales of property, net of income taxes of $3,177 (Q109) and $406 (Q108)	5,380	1,931
Income taxes and other	3,090	874

Total other income (expense)	10,642	628

Income from continuing operations	20,564	16,533

Income from discontinued operations	229	2,365
Gains on disposal of discontinued operations, net of income taxes (benefit) of $26 (Q109) and ($14) (Q108)	45	2,913

Income from discontinued operations	274	5,278

Net income	20,838	21,811

Noncontrolling interest of limited partners — continuing operations	(1,009)	(123)
Noncontrolling interest of limited partners — discontinued operations	468	141

Income attributable to noncontrolling interest	(541)	18

Net income attributable to CRLP	20,297	21,829

Distributions to limited partner preferred unitholders	(1,813)	(1,827)
Distributions to general partner preferred unitholders	(2,073)	(2,488)
Preferred unit issuance costs write-off, net of discount	(5)	(271)

Net income available to common unitholders	$16,406	$17,243

Net income available to common unitholders allocated to limited partners	(2,531)	(3,016)

Net income available to common unitholders allocated to general partner	$13,875	$14,227

Net income per common unit — Basic:
Income from continuing operations	$0.28	$0.21
Income from discontinued operations	0.01	0.09

Net income per common unit — Basic	$0.29	$0.30

Net income per common unit — Diluted:
Income from continuing operations	$0.28	$0.21
Income from discontinued operations	0.01	0.09

Net income per common unit — Diluted	$0.29	$0.30

Average units outstanding:
Basic	57,025	56,868
Diluted	57,025	57,029
The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net income attributable to CRLP	$20,297	$21,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,296	24,810
Loss (income) from partially-owned unconsolidated entities	650	(10,269)
Gains from sales of property	(8,537)	(5,236)
Impairment	1,054	—
Gain on retirement of debt	(25,319)	(5,471)
Distributions of income from partially-owned unconsolidated entities	3,800	3,217
Other	1,204	—
Decrease (increase) in:
Restricted cash	(1,652)	(160)
Accounts receivable	175	7,331
Prepaid expenses	(7,190)	(2,833)
Other assets	4,381	(382)
Increase (decrease) in:
Accounts payable	(13,540)	(14,140)
Accrued interest	2,830	2,582
Accrued expenses and other	10,367	1,215

Net cash provided by operating activities	17,816	22,493

Cash flows from investing activities:
Acquisition of properties	—	(7,369)
Development expenditures	(22,758)	(70,409)
Tenant improvements and leasing commissions	—	(1,576)
Capital expenditures	(2,759)	(4,584)
Proceeds from sales of property, net of selling costs	32,805	6,430
Issuance of notes receivable	(249)	(3,262)
Repayments of notes receivable	55	4,259
Distributions from partially-owned unconsolidated entities	—	17,194
Capital contributions to partially-owned unconsolidated entities	(41)	(4,517)
Sale of securities	467	3,596

Net cash provided by (used in) investing activities	7,520	(60,238)

Cash flows from financing activities:
Proceeds from additional borrowings	350,000	57,630
Proceeds from dividend reinvestment plan and exercise of stock options	109	(1,927)
Principal reductions of debt	(71,777)	(73,692)
Payment of debt issuance costs	(4,126)	—
Net change in revolving credit balances and overdrafts	(280,788)	35,605
Dividends paid to common and preferred unitholders	(16,042)	(28,233)
Distributions to minority partners in CRLP	(2,215)	(4,996)
Repurchase of Preferred Series D Units	—	(7,397)
Other financing activities, net	(118)	—

Net cash used in financing activities	(24,957)	(23,010)

Increase (decrease) in cash and cash equivalents	379	(60,755)
Cash and cash equivalents, beginning of period	9,185	92,841

Cash and cash equivalents, end of period	$9,564	$32,086

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including amounts capitalized	$19,844	$21,233
Cash paid during the period for income taxes	$—	$4,335
The accompanying notes are an integral part of these consolidated condensed financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
NOTES TO
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
     The consolidated condensed financial statements of Colonial Realty Limited Partnership have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. The following notes, which represent interim disclosures as required by the SEC, highlight significant changes to the notes included in the December 31, 2008 audited consolidated financial statements of Colonial Realty Limited Partnership and should be read together with the consolidated financial statements and notes thereto included in Colonial Realty Limited Partnership’s 2008 Annual Report on Form 10-K.
Note 1 — Organization and Business
     Colonial Realty Limited Partnership (“CRLP”) is the operating partnership of Colonial Properties Trust (the “Trust”), an Alabama real estate investment trust (“REIT”) whose shares are traded on the New York Stock Exchange. The Trust was originally formed as a Maryland REIT on July 9, 1993 and reorganized as an Alabama REIT under a new Alabama REIT statute on August 21, 1995. The Trust is a multifamily-focused, self-administered and self-managed equity REIT, which means that it is engaged in the acquisition, development, ownership, management and leasing of multifamily apartment communities and other commercial real estate properties. The Trust’s activities include full or partial ownership and operation of a portfolio of 192 properties as of March 31, 2009, consisting of multifamily and commercial properties located in Alabama, Arizona, Florida, Georgia, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of March 31, 2009, including properties in lease-up, the Trust owns interests in 117 multifamily apartment communities (including 104 wholly-owned consolidated properties and 13 properties partially-owned through unconsolidated joint venture entities), and 75 commercial properties, consisting of 48 office properties (including 3 wholly-owned consolidated properties and 45 properties partially-owned through unconsolidated joint venture entities) and 27 retail properties (including five wholly-owned consolidated properties and 22 properties partially-owned through unconsolidated joint venture entities).
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
     CRLP recognizes noncontrolling interest in its Consolidated Balance Sheets for partially-owned entities that CRLP consolidates. The noncontrolling partners’ share of current operations is reflected in noncontrolling interest of limited partners in the Consolidated Statements of Income.

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
     Reclassification
     Certain prior year numbers have been reclassified to conform to current year presentation.
     Federal Income Tax Status
     CRLP is a partnership for federal income tax purposes. As a partnership CRLP is not subject to federal income tax on its income. Instead, each of CRLP’s partners, including the Trust, is required to pay tax on such partner’s allocable share of income. The Trust has elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its short taxable year ending December 31, 1993. A REIT generally is not subject to federal income tax on the income that it distributes to shareholders provided that the REIT meets the applicable REIT distribution requirements and other requirements for qualification as a REIT under the Code. The Trust believes that it is organized and has operated and intends to continue to operate, in a manner to qualify for taxation as a REIT under the Code. For each taxable year in which the Trust qualifies for taxation as a REIT, the Trust generally will not be subject to federal corporate tax on its net income that is distributed currently to its shareholders. While the Trust generally will not be subject to corporate federal income tax on income that it distributes currently to shareholders, it will be subject to federal income tax in certain circumstances including: the Trust will be subject to income tax to the extent it distributes less than 100% of its REIT taxable income (including capital gains); and, if the Trust acquires any assets from a non-REIT “C” corporation in a carry-over basis transaction, the Trust would be liable for corporate federal income tax, at the highest applicable corporate rate for the “built-in gain” with respect to those assets if it disposed of those assets within 10 years after they were acquired. CRLP and the REIT are subject to certain state and local taxes on income and property, including the margin-based tax in Texas and franchise taxes in Tennessee and North Carolina.
     CRLP’s consolidated financial statements include the operations of a taxable REIT subsidiary, CPSI, which is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. CPSI provides property development, construction services, leasing and management services for joint-venture and third-party owned properties and administrative services to CRLP and engages in for-sale development and condominium conversion activity. CRLP generally reimburses CPSI for payroll and other costs incurred in providing services to CRLP. All inter-company transactions are eliminated in the accompanying consolidated condensed financial statements. CPSI’s consolidated provision for income taxes was $0 and $0.6 million for the three months ended March 31, 2009 and 2008, respectively. CPSI’s effective income tax rate was 0% and 38.1% for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, CPSI had a net deferred tax asset, after valuation allowance, of approximately $3.0 million, which resulted primarily from the 2007 and 2008 impairment charges related to the Company’s for-sale residential properties. CPSI has assessed the recoverability of this asset and believes that, as of March 31, 2009, recovery is more likely than not based upon future taxable income and the ability to carry back taxable losses to prior periods.
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
     On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “Act”). Section 1231 of the Act allows some business taxpayers to elect to defer cancellation of indebtedness income when the taxpayer repurchases applicable debt instruments after December 31, 2008 and before January 1, 2011. Under the Act, the cancellation of indebtedness income would be deferred for five years (until 2014), and the cancellation of indebtedness income in 2010 would be deferred for four years (until 2014), subject in both cases to acceleration events. After the deferral period, 20% of the cancellation of indebtedness income would be included in taxpayer’s gross income in each of the next five taxable years. The deferral is an irrevocable election made on the taxpayer’s income tax return for the taxable year of the reacquisition. The Company is currently evaluating whether it qualifies for, and if so, whether it will make this election with regard to debt repurchased in 2009.

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
     Unaudited Interim Statements
     The consolidated condensed financial statements as of and for the three months ended March 31, 2009 and 2008 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair statement of the results of the interim periods.
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
     Other income received from long-term contracts signed in the normal course of business, including property management and development fee income, is recognized when earned for services provided to third parties, including joint ventures in which CRLP owns a noncontrolling interest.
     CRLP, as lessor, retains substantially all the risks and benefits of property ownership and accounts for its leases as operating leases. Rental income attributable to leases is recognized on a straight-line basis over the terms of the leases. Certain leases contain provisions for additional rent based on a percentage of tenant sales. Percentage rents are recognized in the period in which sales thresholds are met. Recoveries from tenants for taxes, insurance and other property operating expenses are recognized in the period the applicable costs are incurred in accordance with the terms of the related lease.
     Impairment
     Management evaluates the recoverability of its investment in real estate assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that recoverability of the asset is not assured.
     CRLP evaluates the recoverability of its investments in real estate assets held for use continuously and records an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular asset. These estimates of cash flows are significantly impacted by estimates of sales price, selling velocity, sales incentives, construction costs and other factors. Due to uncertainties in the estimation process, actual results could differ from such estimates.

     Assets that are classified as held-for-sale are recorded at the lower of their carrying amount or fair value less cost to sell. Management evaluates the fair value less cost to sell continuously and records impairment charges when required. An asset is generally classified as held-for-sale once management commits to a plan to sell the particular asset and has initiated an active program to market the asset for sale.
     Investment and Development
     Investment and development expenses consist primarily of costs related to abandoned pursuits. CRLP incurs costs prior to land acquisition including contract deposits, as well as legal, engineering and other external professional fees related to evaluating the feasibility of such developments. If CRLP determines that it is probable that it will not develop a particular project, any related pre-development costs previously incurred are immediately expensed. The Company recorded $0.2 million and $0.8 million in investment and development expenses during the three months ended March 31, 2009 and 2008, respectively.
     Notes Receivable
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
     Note receivable activity for the three months ended March 31, 2009 consisted primarily of the following: on February 2, 2009, CRLP disposed of Colonial Promenade at Fultondale for approximately $30.7 million, which included $16.9 million of seller-financing for a term of five years at an interest rate of 5.6% (see Note 5).
     CRLP had recorded accrued interest related to its outstanding notes receivable of $0.1 million as of March 31, 2009 and December 31, 2008. As of March 31, 2009, CRLP had a $1.5 million reserve recorded against its outstanding notes receivable and accrued interest. The weighted average interest rate on the notes receivable is approximately 5.7% and 5.9% per annum as of March 31, 2009 and December 31, 2008, respectively. Interest income is recognized on an accrual basis.
     Assets and Liabilities Measured at Fair Value
     On January 1, 2008, CRLP adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”) for financial assets and liabilities. On January 1, 2009, CRLP adopted the requirements of SFAS No. 157 for its non-financial assets and liabilities. The adoption of SFAS No. 157 for non-financial assets and liabilities on January 1, 2009 did not have a material impact on CRLP’s consolidated financial statements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.
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
     New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, as discussed above. SFAS No. 157 is effective for CRLP’s financial assets and liabilities on January 1, 2008. In February 2008, the FASB reached a conclusion to amend SFAS No. 157 to exclude SFAS No. 13 Accounting for Leases and its related interpretive accounting pronouncements. CRLP adopted the deferral provisions of FASB Staff Position, or FSP, SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008. CRLP also adopted FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” Adoption of these FSPs did not have a material impact on CRLP’s consolidated financial statements. In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for both financial and nonfinancial assets and liabilities have significantly decreased. FSP FAS 157-4 is effective for fiscal years and interim periods beginning after July 1, 2009 and shall be applied prospectively. CRLP does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements under certain circumstances. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The provisions of SFAS No. 160 became effective for fiscal years beginning after November 15, 2008, including interim periods beginning January 1, 2009. Based on CRLP’s evaluation of SFAS No. 160, CRLP has concluded that it will continue to classify limited partners’ redeemable units as “temporary equity” in its consolidated balance sheet. Each limited partners’ redeemable units may be redeemed by the holder thereof for either one common share of the Trust or cash equal to the fair market value thereof at the time of such redemption, at the option of the Trust. CRLP has classified these redeemable units as temporary equity. This is primarily due to the fact that the election to settle redeemable units in common shares of the Trust or cash is made by the Trust. As the ability to issue common shares of the Trust in exchange for redeemable units of CRLP is outside of the exclusive control of CRLP, CRLP concluded that it does not meet the requirements for permanent equity classification under the provisions of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. All other noncontrolling interests are classified as equity in the accompanying consolidated condensed balance sheets. The adoption of SFAS No. 160 did not have a material impact on the Company’s consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which changes how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, and tax benefits. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) did not have a material impact on CRLP’s consolidated financial statements. In April 2009, the FASB issued FSP FAS 141 (R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141 (R)-1”). FSP FAS 141 (R)-1 provides additional guidance on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141 (R)-1 is effective for fiscal years and interim periods beginning after December 15, 2008. CRLP does not expect the adoption of FSP FAS 141 (R)-1 to have a material impact on its consolidated financial statements.

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), an amendment of FASB Statement No. 133. SFAS No. 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS No.161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 did not have a material impact on CRLP’s consolidated financial statements, but has resulted in certain additional disclosures relating to CRLP’s interest rate swaps (see Note 13).
     In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS No. 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. This FSP allows CRLP to use its historical experience in renewing or extending the useful life of intangible assets. This FSP is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and shall be applied prospectively to intangible assets acquired after the effective date. The application of this FSP did not have a material impact on CRLP’s consolidated financial statements.
     In June 2008, the FASB issued a FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF No. 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share data presented shall be adjusted retrospectively. The adoption of FSP EITF No. 03-6-1 requires CRLP to include participating securities in the earnings per unit calculation (see Note 9). The application of this FSP did not have a material impact on the Company’s consolidated financial statements.
     In December 2008, the FASB’s Emerging Issues Task Force issued EITF 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”), which, amongst other items, clarifies that the initial carrying value of an equity method investment should be based on the cost accumulation model. EITF 08-6 is effective on a prospective basis in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The application of EITF 08-6 did not have a material impact on CRLP’s consolidated financial statements.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 amends SFAS No. 107 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual financial statements. FSP FAS 107-1 also amends APB No. 28 to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for interim periods ending after June 15, 2009. Prior period presentation is not required for comparative purposes at initial adoption. CRLP does not expect the adoption of FSP FAS 107-1 to have a material impact on its consolidated financial statements.
Note 3 — Capital Structure
     At March 31, 2009, the Trust controlled CRLP as CRLP’s sole general partner and as the holder of approximately 84.6% interest in CRLP. The limited partners of CRLP who hold redeemable common units are those persons (including certain officers and trustees of the Trust) who, at the time of the Trust’s initial public offering, elected to hold all or a portion of their interest in the form of units rather than receiving common shares of the Trust, or individuals from whom CRLP acquired certain properties who elected to receive units in exchange for the properties. Redeemable units represent the number of outstanding limited partnership units as of the date of the applicable balance sheet, valued at the closing market value of the Trust’s common shares. Each redeemable unit may be redeemed by the holder thereof for either cash equal to the fair market value of one common share of the Trust at the time of such redemption or, at the option of the Trust, one common share of the Trust. Additionally, CRLP has outstanding $100 million of Series B Preferred Units issued in a private placement, that are exchangeable for 7.25% Series B Cumulative Redeemable Perpetual Preferred Shares of the Trust in whole or in part at anytime on or after January 1, 2014 at the option of the holders of the Series B Preferred Units. CRLP also has 401,125 outstanding Series D Preferred Units, all of which are held by the Trust, as general partner of CRLP.

     The Board of Trustees of the Trust manages CRLP by directing the affairs of CRLP. The Trust’s interest in CRLP entitles the Trust to share in cash distributions from, and in the profits and losses of, CRLP in proportion to the Trust’s percentage interest therein and entitle the Trust to vote on all matters requiring a vote of the limited partners.
     In January 2008, the Trust’s Board of Trustees authorized the repurchase of up to $25.0 million of the Company’s 81/8% Series D preferred depositary shares in a limited number of separate, privately negotiated transactions. Each Series D preferred depositary share represents 1/10 of a share of the Trust’s 81/8% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share. In connection with the repurchase of the Series D preferred depositary shares, the Board of Trustees of the Trust, as general partner of CRLP, also authorized the repurchase of a corresponding amount of Series D Preferred Units. During the three months ended March 31, 2008, the Trust repurchased 306,750 shares of its outstanding Series D preferred depositary shares in privately negotiated transactions for an aggregate purchase price of $7.7 million, at an average price of $24.86 per depositary share. The Trust received a discount to the liquidation preference price of $25.00 per depositary share, of approximately $0.1 million, on the repurchase and wrote off approximately $0.3 million of issuance costs.
     On October 29, 2008, the Trust’s Board of Trustees authorized a repurchase program which allows the Trust to repurchase up to an additional $25.0 million of its outstanding Series D preferred depositary shares over a 12 month period (and a corresponding amount of Series D Preferred Units). The Trust did not repurchase any of its outstanding Series D preferred depositary shares during the three months ended March 31, 2009. The Trust will continue to monitor the equity markets and repurchase preferred shares if the repurchases meet the required criteria, as funds are available. If the Trust were to repurchase outstanding Series D depositary shares, it would expect to record additional non-cash charges related to the write-off of Series D preferred issuance costs.
     In connection with our adoption of SFAS No. 160 effective January 1, 2009, CRLP also adopted the recent revisions to EITF Topic D-98, “Classification and Measurement of Redeemable Securities (“D-98”).” As a result of CRLP’s adoption of these standards, amounts previously reported as limited partners’ interest in consolidated partnerships on CRLP’s Consolidated Condensed Balance Sheets are now presented as noncontrolling interests within equity. There has been no change in the measurement of this line item from amounts previously reported. Additionally, amounts previously reported as preferred units in CRLP are now presented as noncontrolling interests within equity. There has been no change in the measurement of this line item from amounts previously reported. Minority interests in common units of CRLP have also been re-characterized as noncontrolling interests, but because of the redemption feature of these units, they have been included in the temporary equity section (between liabilities and equity) on CRLP’s Consolidated Condensed Balance Sheets. Each limited partners’ redeemable units may be redeemed by the holder thereof for either cash equal to the fair market value of one common share of the Trust at the time of such redemption or, at the option of the Trust, one common share of the Trust. Based on the requirements of D-98, the measurement of noncontrolling interests is now presented at “redemption value” — i.e., the fair value of the units (or limited partners’ interests) as of the balance sheet date (based on the Trust’s share price multiplied by the number of outstanding units), or the aggregate value of the individual partners’ capital balances, whichever is greater. Previously, these interests were measured based on the noncontrolling interests in CRLP’s pro rata share of total common interests, in accordance with EITF 95-7. The revised presentation and measurement required by SFAS No. 160 and D-98 has been adopted retrospectively. A reconciliation between the amounts previously reported and their current measurements at December 31, 2008 are presented below (in thousands):

			Noncontrolling
	Noncontrolling		Interests in
	Interests in	Common	Temporary
	Equity	Equity	Equity

Balances at December 31, 2007, as previously reported	$—	$1,025,654	$229,933
Adjustment of common units to “redemption value”	—	13,328	(13,328)
Impact of the adoption of SFAS 160 on limited partners’ interests in consolidated partnerships	2,439	—	(2,439)

Adjusted balance as of December 31, 2007	$2,439	$1,038,982	$214,166

Balances at December 31, 2008, as previously reported	$—	$1,014,545	$75,755
Adjustment of common units to “redemption value”	—	(51,036)	51,036
Impact of the adoption of SFAS 160 on limited partners’ interests in consolidated partnerships	1,943	—	(1,943)

Adjusted balance as of December 31, 2008	$1,943	$963,509	$124,848

     The changes in redeemable noncontrolling interests for the three months ended March 31, 2009 and the year ended December 31, 2008 are presented below (in thousands):

	Three Months
	Ended	Year Ended
	March 31, 2009	December 31, 2008

Balance at beginning of period	$124,848	$214,166
Redemption value of allocation of redeemable noncontrolling interests	(7,168)	(51,795)
Redemption of CRLP units for common shares	(31)	(9,287)
Distributions to noncontrolling interests	(2,215)	(17,011)
Net income (loss)	2,531	(11,225)

Balance at end of period	$117,965	$124,848

     Also effective with the adoption of SFAS No. 160, previously reported minority interests have been re-characterized on the accompanying Consolidated Condensed Statements of Income to noncontrolling interests and placed below “Net income (loss)” before arriving at “Net income (loss) attributable to CRLP”.
Note 4 — Restructuring Charges
     In light of the ongoing recession and credit crisis, CRLP announced in early 2009 that it has renewed its focus on maintaining a strong balance sheet, improving liquidity, addressing near term debt maturities, managing existing properties and operating CRLP’s portfolio efficiently, including reducing overhead and postponing future development activities. During the first quarter of 2009, CRLP reduced its workforce by an additional 30 employees through the elimination of certain personnel resulting in CRLP incurring an aggregate of $0.8 million in termination benefits and severance related charges, of which $0.5 million is included in “Accrued expenses” on CRLP’s Consolidated Balance Sheet at March 31, 2009. Of the $0.8 million in restructuring charges, approximately $0.4 million was associated with CRLP’s multifamily segment, including $0.2 million associated with development personnel; $0.3 million with CRLP’s commercial segment, including $0.2 million associated with development personnel; and $0.1 million of these restructuring costs were non-divisional charges.
     The expenses of CRLP’s reduction in workforce and other termination costs, as described above, are included in “Restructuring charges” in the Consolidated Statements of Income for the quarter ended March 31, 2009, pursuant to SFAS No. 146.

Note 5 — Impairment
     On March 11, 2009, CRLP completed the sale of the remaining 17 unsold units at the Regents Park for-sale residential project located in Atlanta, Georgia for $16.3 million in cash. Since the sales price exceeded the carrying value of the units, CRLP recorded an impairment charge of $0.3 million, which is reflected in “Income from discontinued operations” in the Consolidated Statements of Income for the quarter ended March 31, 2009 (see Note 7).
     Additionally, in February 2009, CRLP reached an agreement in principle to transfer its remaining noncontrolling joint venture interest in Colonial Pinnacle Craft Farms I, a 220,000-square-foot (excluding anchor-owned square-footage) retail shopping center located in Gulf Shores, Alabama, to the majority joint venture partner. As a result of this agreement and the resulting asset valuation, CRLP recorded an impairment charge of approximately $0.7 million during the three months ended March 31, 2009, which represents CRLP’s remaining equity interest in the joint venture (see Note 11).
     CRLP calculates the fair value of each property and development project evaluated for impairment under SFAS No. 144 based on current market conditions and assumptions made by management, which may differ materially from actual results if market conditions continue to deteriorate or improve. Specific facts and circumstances of each project are evaluated, including local market conditions, traffic, sales velocity, relative pricing, and cost structure. CRLP will continue to monitor the specific facts and circumstances at CRLP’s for-sale properties and development projects. If market conditions do not improve or if there is further market deterioration, it may impact the number of projects CRLP can sell, the timing of the sales and/or the prices at which CRLP can sell them in future periods. If CRLP is unable to sell projects, CRLP may incur additional impairment charges on projects previously impaired as well as on projects not currently impaired but for which indicators of impairment may exist, which would decrease the value of CRLP’s assets as reflected on the balance sheet and adversely affect net income and equity (see Note 2). There can be no assurances of the amount or pace of future for-sale residential sales and closings, particularly given current market conditions.
Note 6 — Disposition Activity
     On February 2, 2009, CRLP disposed of Colonial Promenade at Fultondale, a 159,000 square-foot (excluding anchor-owned square footage) retail asset, developed by CRLP and located in Birmingham, Alabama. CRLP sold this asset for approximately $30.7 million, which included $16.9 million of seller-financing for a term of five years at an interest rate of 5.6%. The net proceeds were used to reduce the amount outstanding on CRLP’s unsecured credit facility. Because CRLP provided seller-financing in the disposition, the gain on sale is included in continuing operations.
     In accordance with SFAS No. 144, net income and gain on disposition of real estate for properties sold in which CRLP does not maintain continuing involvement are reflected in the Consolidated Condensed Statements of Income as “Discontinued operations” for all periods presented. During the three months ended March 31, 2009 and 2008, all of the operating properties sold with no continuing interest were classified as discontinued operations. The following is a listing of the properties CRLP disposed of in 2009 and 2008 that are classified as discontinued operations:

			Units/ Square
Property	Location	Date Sold	Feet

Multifamily
Colonial Grand at Hunter’s Creek	Orlando, FL	September 2008	496
Colonial Grand at Shelby Farms I & II	Memphis, TN	June 2008	450
Colonial Village at Bear Creek	Fort Worth, TX	June 2008	120
Colonial Village at Pear Ridge	Dallas, TX	June 2008	242
Colonial Village at Bedford	Fort Worth, TX	June 2008	238
Cottonwood Crossing	Fort Worth, TX	June 2008	200

Office
250 Commerce Center	Montgomery, AL	February 2008	37,000
     Additionally, CRLP classifies real estate assets as held for sale only after CRLP has received approval by its internal investment committee, CRLP has commenced an active program to sell the assets, CRLP does not intend to retain a continuing interest in the property, and in the opinion of CRLP’s management, it is probable the assets will sell within the next 12 months.

As of March 31, 2009, CRLP had classified two multifamily apartment communities, one retail asset, two condominium conversion properties and nine for-sale developments (including four for-sale projects that were classified as future developments at December 31, 2008) as held for sale. These real estate assets are reflected in the accompanying Consolidated Condensed Balance Sheet at $21.8 million, $16.9 million, $0.5 million and $116.4 million, respectively, as of March 31, 2009, which represents the lower of depreciated cost or fair value less costs to sell. There is no mortgage debt associated with these properties as of March 31, 2009. The operations of these held for sale properties have been reclassified to discontinued operations for all periods presented in accordance with SFAS No. 144. Depreciation or amortization expense suspended as a result of assets being classified as held for sale for the three months ended March 31, 2009 was approximately $0.3 million. There is no depreciation or amortization expense suspended as a result of these assets being classified as held for sale during the three months ended March 31, 2008.
     In accordance with SFAS No. 144, the operating results of properties (excluding condominium conversion properties not previously operated) designated as held for sale, are included in discontinued operations in the Consolidated Condensed Statements of Income for all periods presented. Also under the provisions of SFAS No. 144, the reserves, if any, to write down the carrying value of the real estate assets designated and classified as held for sale are also included in discontinued operations (excluding condominium conversion properties not previously operated). Additionally, under SFAS No. 144, any impairment losses on assets held for continuing use are included in continuing operations.
     Below is a summary of the operations of the properties sold or classified as held for sale during the three months ended March 31, 2009 and 2008 that are classified as discontinued operations:

	Three Months Ended
	March 31,
(amounts in thousands)	2009	2008

Property revenues:
Base rent	$1,162	$4,667
Tenant recoveries	65	24
Other revenue	104	473

Total revenues	1,331	5,164

Property operating and administrative expenses	645	2,392
Impairment	318	—
Depreciation and amortization	139	447

Total expenses	1,102	2,839

Interest expense, net	—	40
Other expenses	—	—

Income from discontinued operations before net gain on disposition of discontinued operations	229	2,365
Net gain on disposition of discontinued operations	45	2,913
Noncontrolling interest to limited partners	468	141

Income from discontinued operations	$742	$5,419

Note 7 — For-Sale Activities
     On March 11, 2009, CRLP completed the sale of the remaining 17 unsold units at the Regents Park for-sale residential project located in Atlanta, Georgia, for $16.3 million in cash, which resulted in a $0.3 million impairment charge (see Note 5). As a result of the sale price, CRLP recorded an impairment charge of $0.3 million. The disposition eliminates the operating expenses and costs to carry the associated units. The proceeds from the sale were used to reduce the outstanding balance on CRLP’s unsecured line of credit.
     During the three months ended March 31, 2009 and 2008, CRLP, through CPSI, sold 27 (including the 17 units at Regents Park) and 14 units, respectively, at its for-sale residential development properties. During the three months ended March 31, 2009, CRLP, through CPSI, disposed of six condominium units at CRLP’s condominium conversion properties. CRLP, through CPSI, did not close on any units at its condominium conversion properties during the three months ended March 31, 2008.

During the three months ended March 31, 2009 and 2008, gains from sales of property on CRLP’s Consolidated Condensed Statements of Income included $47,000 ($21,000, net of income taxes) and $33,000 ($65,000 including an income tax benefit), respectively, from these condominium and for-sale residential sales. The following is a summary of revenues and costs of condominium conversion and for-sale residential activities (including activities in continuing and discontinued operations) for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
(amounts in thousands)	2009	2008

Condominium revenues, net	$327	$—
Condominium costs	(259)	—

Gains (losses) on condominium sales, before income taxes	68	—

For-sale residential revenues, net	19,234	2,776
For-sale residential costs	(19,255)	(2,743)

Gains on for-sale residential sales, before income taxes	(21)	33

(Provision) / benefit for income taxes	(26)	32

Gains on condominium conversions and for-sale residential sales, net of income taxes	$21	$65

     The net gains on condominium unit sales are classified in discontinued operations if the related condominium property was previously operated by CRLP as an apartment community. For the three months ended March 31, 2009, gains on condominium unit sales of $42,000, net of income taxes, are included in discontinued operations. For the three months ended March 31, 2008, there were no gains related to condominium unit sales included in discontinued operations.
     For cash flow statement purposes, CRLP classifies capital expenditures for newly developed for-sale residential communities and for other condominium conversion communities in investing activities. Likewise, the proceeds from the sales of condominium units and other residential sales are also included in investing activities.
Note 8 — Undeveloped Land and Construction in Progress
     CRLP’s ongoing consolidated development projects are in various stages of the development cycle. During the three months ended March 31, 2009, CRLP completed the construction of a multifamily development adding 300 apartment homes to the portfolio. This development, Colonial Grand at Onion Creek, located in Austin, Texas, had a total cost of approximately $32.3 million. Active developments as of March 31, 2009 consist of:

		Total			Costs
		Units/		Estimated	Capitalized
		Square	Estimated	Total Costs	to Date
	Location	Feet (1)	Completion	(in thousands)	(in thousands)

Multifamily Projects:
Colonial Grand at Desert Vista	Las Vegas, NV	380	2009	$53,000	$47,897
Colonial Grand at Ashton Oaks	Austin, TX	362	2009	35,100	32,060

Retail Projects:
Colonial Promenade Tannehill (2)	Birmingham, AL	201	2009	7,100	2,545

Construction in Progress for Active Developments					$82,502

Footnotes on following page

(1)	Square footage is presented in thousands. Square footage for the retail assets excludes anchor-owned square-footage.

(2)	Total cost and development costs recorded through March 31, 2009 have been reduced by $50.2 million for the portion of the development that was placed into service through March 31, 2009. Total cost for this project is expected to be approximately $57.3 million, of which, $10.5 million is expected to be received from the city as reimbursement for infrastructure costs.
     In addition to CRLP’s consolidated developments included in the table above, CRLP also has an unconsolidated commercial development in progress, Colonial Pinnacle Turkey Creek III, located in Knoxville, Tennessee. As of March 31, 2009, CRLP’s pro-rata portion of the costs incurred for this development is $11.5 million, with an additional $3.4 million anticipated to complete the project.
     Interest capitalized on construction in progress during the three months ended March 31, 2009 and 2008 was $2.2 million and $6.3 million, respectively.
     There are no for-sale residential projects actively under development as of March 31, 2009. As previously announced, in January 2009, the Company decided to postpone future development activities (other than land parcels held for future sale and for-sale residential and mixed-use developments, which the Company plans to sell) until it determines that the current economic environment has sufficiently improved. These deferred developments and undeveloped land include:

			Costs
		Total Units/	Capitalized
		Square Feet (1)	to Date
	Location	(unaudited)	(in thousands)

Multifamily Projects:
Colonial Grand at Sweetwater	Phoenix, AZ	195	$7,281
Colonial Grand at Thunderbird	Phoenix, AZ	244	8,368
Colonial Grand at Randal Park (2)	Orlando, FL	750	19,576
Colonial Grand at Hampton Preserve	Tampa, FL	486	14,932
Colonial Grand at South End	Charlotte, NC	353	12,246
Colonial Grand at Wakefield	Raleigh, NC	369	7,210
Colonial Grand at Azure	Las Vegas, NV	188	7,798
Colonial Grand at Cityway	Austin, TX	320	4,967

Retail
Colonial Pinnacle Craft Farms II (2)	Gulf Shores, AL	74	2,027
Colonial Promenade Huntsville	Huntsville, AL	111	9,668

Other Projects and Undeveloped Land
Multifamily			3,080
Office			2,104
Retail			6,269
For-Sale Residential			38,890
Mixed-Use			64,379

Consolidated Construction in Progress (3)			$208,795

(1)	Square footage is presented in thousands. Square footage for the retail assets excludes anchor-owned square-footage.

(2)	These projects are part of mixed-use developments.

(3)	Four for-sale projects were reclassed from “Undeveloped land and construction in progress” to “Real estate assets held for sale, net” on CRLP’s Consolidated Condensed Balance Sheet as of March 31, 2009.

Note 9 — Net Income Per Unit
     For the three months ended March 31, 2009 and 2008, a reconciliation of the numerator and denominator used in the basic and diluted income from continuing operations per common share is as follows:

	Three Months Ended
	March 31,	March 31,
(amounts in table in thousands)	2009	2008
Numerator:
Net income available to parent company	$20,297	$21,829
Less:
Income allocated to participating securities	(106)	(94)
Distributions to general partner preferred unitholders	(2,073)	(2,488)
Preferred unit issuance costs, net of discount	(5)	(271)

Net income available to common unitholders	$18,113	$18,976

Denominator:
Denominator for basic net income per unit — weighted average units	57,025	56,868
Effect of dilutive securities:
Trustee and employee stock options, treasury method	—	161

Denominator for diluted net income per unit — adjusted weighted average units	57,025	57,029

     For the three months ended March 31, 2009, there were 1,745,452 outstanding share equivalents (stock options and restricted stock) excluded from the computation of diluted net income per unit because the grant date prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive. For the three months ended March 31, 2008, there were 567,357 outstanding share equivalents (stock options and restricted stock), excluded from the computation of diluted net income per unit because the grant date prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.
Note 10 — Segment Information
     Prior to December 31, 2008, CRLP had four operating segments: multifamily, office, retail and for-sale residential. Since January 1, 2009, CRLP has managed its business based on the performance of two operating segments: multifamily and commercial. The change in reporting segments is a result of CRLP’s strategic initiative to become a multifamily-focused REIT including reorganizing CRLP and streamlining the business. The multifamily and commercial segments have separate management teams that are responsible for acquiring, developing, managing and leasing properties within each respective segment. The multifamily segment management team is responsible for all aspects of for-sale developments, including disposition activities, as well as the condominium conversion properties and related sales. The multifamily segment includes the operations and assets of the for-sale developments due to the insignificance of these operations (which were previously reported as a separate operating segment) in the periods presented.
     The pro-rata portion of the revenues, net operating income (“NOI”), and assets of the partially-owned unconsolidated entities that CRLP has entered into are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income from continuing operations, and total assets, investments in partially-owned unconsolidated entities are eliminated as equity investments and their related activity are reflected in the consolidated financial statements as investments accounted for under the equity method, and discontinued operations are reported separately. Management evaluates the performance of its multifamily and commercial segments and allocates resources to them based on segment NOI. Segment NOI is defined as total property revenues, including unconsolidated partnerships and joint ventures, less total property operating expenses (such items as repairs and maintenance, payroll, utilities, property taxes, insurance and advertising). Presented below is segment information, for the multifamily and commercial segments, including the reconciliation of total segment revenues to total revenues and total segment NOI to income from continuing operations for the three months ended March 31, 2009 and 2008, and total segment assets to total assets as of March 31, 2009 and December 31, 2008.

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Revenues:
Segment Revenues:
Multifamily	$77,142	$78,295
Commercial	23,474	23,318

Total Segment Revenues	100,616	101,613

Partially-owned unconsolidated entities — Multifamily	(1,999)	(2,219)
Partially-owned unconsolidated entities — Commercial	(16,486)	(18,481)
Construction revenues	35	7,879
Unallocated corporate revenues	3,455	5,206
Discontinued operations property revenues	(1,331)	(5,163)

Total Consolidated Revenues	84,290	88,835

NOI:
Segment NOI:
Multifamily	44,585	47,097
Commercial	15,059	15,191

Total Segment NOI	59,644	62,288

Partially-owned unconsolidated entities — Multifamily	(1,031)	(1,129)
Partially-owned unconsolidated entities — Commercial	(10,572)	(11,905)
Unallocated corporate revenues	3,455	5,206
Discontinued operations property NOI	(368)	(2,771)
Impairment — discontinued operations (1)	(318)	—
Construction NOI	1	613
Property management expenses	(1,918)	(2,241)
General and administrative expenses	(4,383)	(5,780)
Management fee and other expenses	(4,217)	(3,591)
Restructuring charges	(812)	—
Investment and development (3)	(165)	(769)
Impairment — continuing operations (2)	(736)	—
Depreciation	(27,785)	(23,257)
Amortization	(873)	(759)

Income from operations	9,922	15,905

Total other income, net (4)	10,642	628

Income from continuing operations	$20,564	$16,533

	March 31,	December 31,
(in thousands)	2009	2008
Assets
Segment Assets
Multifamily	$2,563,147	$2,579,376
Commercial	393,928	402,914

Total Segment Assets	2,957,075	2,982,290

Unallocated corporate assets (5)	172,477	172,211

	$3,129,552	$3,154,501

Footnotes on following page

(1)	The $0.3 million impairment charge recorded during the three months ended March 31, 2009 was a result of the sale of Regents Park (see Note 7).

(2)	Reflects costs incurred related to abandoned pursuits. Abandoned pursuits are volatile and, therefore, may vary between periods.

(3)	The $0.7 million impairment charge recorded during the three months ended March 31, 2009 is a result of CRLP’s decision to transfer its remaining noncontrolling joint venture interest in Colonial Pinnacle Craft Farms I to the majority joint venture partner (see Note 11).

(4)	For-sale residential activities including net gain on sales and income tax expense (benefit) are included in other income (see Note 7 related to for-sale activities).

(5)	Includes CRLP’s investment in partially-owned entities of $40,890 as of March 31, 2009 and $46,221 as of December 31, 2008.
Note 11 — Investment in Partially-Owned Entities
     CRLP accounts for the following investments in partially-owned entities using the equity method. The following table summarizes the investments in partially-owned entities as of March 31, 2009 and December 31, 2008:

		(in thousands)
	Percent	March 31,	December 31,
	Owned	2009	2008
Multifamily:
Belterra, Ft. Worth, TX	10.00%	595	616
Regents Park (Phase II), Atlanta, GA	40.00% (1)	3,417	3,424
CG at Huntcliff, Atlanta, GA	20.00%	1,808	1,894
CG at McKinney, Dallas, TX (Development)	25.00%	1,720	1,521
CG at Research Park, Raleigh, NC	20.00%	1,024	1,053
CG at Traditions, Gulf Shores, AL	35.00%	447	570
CMS / Colonial Joint Venture I	15.00%	254	289
CMS / Colonial Joint Venture II	15.00%	(481)	(461)
CMS Florida	25.00%	(611)	(561)
CMS Tennessee	25.00%	46	114
CMS V / CG at Canyon Creek, Austin, TX	25.00%	584	638
DRA Alabama	10.00%	800	921
DRA CV at Cary, Raleigh, NC	20.00%	1,704	1,752
DRA Cunningham, Austin, TX	20.00%	869	896
DRA The Grove at Riverchase, Birmingham, AL	20.00%	1,256	1,291

Total Multifamily		13,432	13,957

Commercial:
600 Building Partnership, Birmingham, AL	33.33%	132	118
Colonial Center Mansell JV	15.00%	618	727
Colonial Promenade Alabaster II/Tutwiler II, Birmingham, AL	5.00%	(178)	(173)
Colonial Promenade Craft Farms, Gulf Shores, AL	15.00% (2)	—	823
Colonial Promenade Madison, Huntsville, AL	25.00%	2,173	2,187
Colonial Promenade Smyrna, Smyrna, TN	50.00%	2,777	2,378
DRA / CRT JV	15.00% (3)	21,626	24,091
DRA / CLP JV	15.00% (4)	(12,037)	(10,976)
Highway 150, LLC, Birmingham, AL	10.00%	67	67
Huntsville TIC, Huntsville , AL	10.00% (5)	(3,966)	(3,746)
OZRE JV	17.10% (6)	(7,972)	(7,579)
Parkside Drive LLC I, Knoxville, TN	50.00%	4,363	4,673
Parkside Drive LLC II, Knoxville, TN (Development)	50.00%	6,979	6,842
Parkway Place Limited Partnership, Huntsville, AL	50.00%	11,097	10,690

Total Commercial		25,679	30,122

Other:
Colonial / Polar-BEK Management Company, Birmingham, AL	50.00%	17	33
Heathrow, Orlando, FL	50.00%	1,762	2,109

		1,779	2,142

		$40,890	$46,221

Footnotes on following page

(1)	The Regents Park Joint Venture (Phase II) consists of undeveloped land.

(2)	CRLP has reached an agreement in principle to transfer its remaining 15% noncontrolling joint venture interest in Colonial Pinnacle Craft Farms I (see below).

(3)	As of March 31, 2009, this joint venture included 17 properties located in Ft. Lauderdale, Jacksonville and Orlando, Florida; Atlanta, Georgia; Charlotte, North Carolina; Memphis, Tennessee and Houston, Texas.

(4)	As of March 31, 2009, this joint venture included 16 office properties and 2 retail properties located in Birmingham, Alabama; Orlando and Tampa, Florida; Atlanta, Georgia; Charlotte, North Carolina and Austin, Texas. Equity investment includes the value of CRLP’s investment of approximately $21.7 million, offset by the excess basis difference on the June 2007 joint venture transaction of approximately $33.7 million, which is being amortized over the life of the properties.

(5)	Equity investment includes CRLP’s investment of approximately $3.5 million, offset by the excess basis difference on the transaction of approximately $7.5 million, which is being amortized over the life of the properties.

(6)	As of March 31, 2009, this joint venture included 11 retail properties located in Birmingham, Alabama; Jacksonville, Orlando, Punta Gorda and Tampa, Florida; Athens, Georgia and Houston, Texas. Equity investment includes the value of CRLP’s investment of approximately $8.6 million, offset by the excess basis difference on the June 2007 joint venture transaction of approximately $16.6 million, which is being amortized over the life of the properties.
     In February 2009, CRLP reached an agreement in principle to transfer its remaining 15% noncontrolling joint venture interest in Colonial Pinnacle Craft Farms I, a 220,000-square-foot (excluding anchor-owned square-footage) retail shopping center located in Gulf Shores, Alabama, to the majority joint venture partner. CRLP had previously sold 85% of its interest in this development for $45.7 million in July 2007 and recognized a gain of approximately $4.2 million, after tax, from that sale. As a result of this agreement and the resulting asset valuation, CRLP recorded an impairment of approximately $0.7 million during the three months ended March 31, 2009 with respect to CRLP’s remaining equity interest in the joint venture. CRLP’s pro-rata share of the existing joint venture’s mortgage debt is approximately $6.5 million.
     The following table summarizes balance sheet financial data of significant unconsolidated joint ventures in which CRLP had ownership interests as of March 31, 2009 and December 31, 2008 (dollar amounts in thousands):

	Total Assets		Total Debt		Total Equity
	2009	2008	2009	2008	2009	2008

DRA/CRT	$1,157,408	$1,189,996	$940,829	$940,981	$185,284	$201,447
DRA/CLP	901,032	927,397	741,907	741,907	144,488	153,962
OZRE	345,467	363,589	292,370	292,714	49,495	52,890
Huntsville TIC	223,045	224,644	107,540	107,540	34,538	36,112

	$2,626,952	$2,705,626	$2,082,646	$2,083,142	$413,805	$444,411

     The following table summarizes income statement financial data of significant unconsolidated joint ventures in which CRLP had ownership interests for the three months ended March 31, 2009 and 2008 (dollar amounts in thousands):

	Total Revenues		Net Income		Share of Net Income
	2009	2008	2009	2008	2009	2008

DRA/CRT	$40,560	$42,495	$(3,433)	$(4,668)	$(344)	$(530)
DRA/CLP	28,454	28,397	(4,054)	(4,360)	(60)	(96)
OZRE	8,687	8,583	(2,044)	(2,493)	(128)	(38)
Huntsville TIC	6,463	5,762	(2,090)	(2,619)	(117)	1,797

	$84,164	$85,237	$(11,621)	$(14,140)	$(649)	$1,133

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
     Based on CRLP’s evaluation of the above factors and judgments, as of March 31, 2009, CRLP does not have a controlling interest, nor is CRLP the primary beneficiary of any VIEs for which there is a significant variable interest. Also, as of March 31, 2009, CRLP has interests in three VIEs with significant variable interests for which CRLP is not the primary beneficiary.
     Unconsolidated Variable Interest Entities
     As of March 31, 2009, CRLP has interests in three VIEs with significant variable interests for which CRLP is not the primary beneficiary. The following is summary information as of March 31, 2009 regarding these unconsolidated VIEs:
(in thousands)

			Maximum
	Carrying Amount	Potential Additonal	Exposure to
VIE	of Investment	Support Obligation	Loss

DRA/CRT JV	$21,626	$17,000	$38,626
CG at Canyon Creek	584	4,000	4,584
CG at Traditions	447	3,500	3,947
     In September 2005, the Company acquired, through CRLP, a 15% partnership interest in CRT Properties, Inc. (“CRT”) through a joint venture (the “DRA CRT JV”) with DRA Advisors LLC (“DRA”). CRT owns a portfolio of 17 office properties located primarily in the southeastern United States. With respect to CRLP’s investment in DRA/CRT JV, CRLP is entitled to receive distributions in excess of its ownership interest if certain target return thresholds are satisfied. In addition, during September 2005, in connection with the acquisition of CRT with DRA, CRLP fully guaranteed approximately $50.0 million of third-party financing obtained by the DRA/CRT JV with respect to 10 of the CRT properties. During 2006, seven of the ten properties were sold.

The DRA/CRT JV is obligated to reimburse CRLP for any payments made under the guaranty before making distributions of cash flows or capital proceeds to the DRA/CRT JV partners. As of March 31, 2009, this guarantee, which matures in January 2010, has been reduced to $17.0 million as a result of the pay down of the associated collateralized debt from the sales of assets.
     CRLP committed to guarantee up to $4.0 million of a $27.4 million construction loan obtained by the Colonial Grand at Canyon Creek joint venture, which represents a guaranty that is greater than CRLP’s proportionate interest in this joint venture. Accordingly, this investment qualifies as a VIE. However, CRLP has determined that it is remote that it would absorb a majority of the expected losses for this joint venture and, therefore, does not consolidate this investment.
     CRLP committed with its joint venture partner to guarantee up to $7.0 million of a $34.1 million construction loan obtained by the Colonial Grand at Traditions joint venture. CRLP and its joint venture partner each committed to provide 50% of the guarantee, which is different from the venture’s voting and economic interests. As a result, this investment qualifies as a VIE but CRLP has determined that it is remote that it would absorb a majority of the expected losses for this joint venture and, therefore, does not consolidate this investment.
Note 12 — Financing Activities
     In the first quarter 2009, CRLP, through a wholly-owned special purpose subsidiary, closed on a $350 million collateralized loan (the “Loan”) originated by PNC ARCS LLC for repurchase by Fannie Mae (NYSE: FNM). Of the $350 million, $259 million bears interest at a fixed interest rate equal to 6.07% and $91 million bears interest at a fixed interest rate of 5.96%. The weighted average interest rate for the Loan is 6.04%. The Loan matures on March 1, 2019 and requires accrued interest to be paid monthly with no scheduled principal payments required prior to the maturity date. The Loan is collateralized by 19 of CRLP’s multifamily apartment communities totaling 6,565 units. The entire Loan amount was drawn on February 27, 2009. The proceeds from the Loan were used to repay a portion of the outstanding borrowings under CRLP’s $675.0 million Credit Facility (defined below).
     As of March 31, 2009, CRLP, with the Trust as guarantor, had a $675.0 million unsecured credit facility (as amended, the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. The Credit Facility has a maturity date of June 21, 2012. In addition to the Credit Facility, CRLP has a $35.0 million cash management line provided by Wachovia that will expire on June 21, 2012.
     Base rate loans and revolving loans are available under the Credit Facility. The Credit Facility also includes a competitive bid feature that allows CRLP to convert up to $337.5 million under the Credit Facility to a fixed rate and for a fixed term not to exceed 90 days. Generally, base rate loans bear interest at Wachovia’s designated base rate, plus a base rate margin ranging up to 0.25% based on CRLP’s unsecured debt ratings from time to time. Revolving loans bear interest at LIBOR plus a margin ranging from 0.325% to 1.05% based on CRLP’s unsecured debt ratings. Competitive bid loans bear interest at LIBOR plus a margin, as specified by the participating lenders. Based on CRLP’s current unsecured debt rating, the revolving loans currently bear interest at a rate of LIBOR plus 105 basis points.
     The Credit Facility, which is primarily used by CRLP to finance property acquisitions and developments and more recently to also fund repurchases of CRLP senior notes and Series D preferred depositary shares of the Trust, had an outstanding balance at March 31, 2009 of $27.0 million. The cash management line had an outstanding balance of $10.7 million as of March 31, 2009. The interest rate of the Credit Facility (including the case management line) was 1.26% and 3.50% at March 31, 2009 and 2008, respectively.
     The Credit Facility contains various restrictions, representations, covenants and events of default that could preclude future borrowings (including future issuances of letters of credit) or trigger early repayment obligations, including, but not limited to the following: nonpayment; violation or breach of certain covenants; failure to perform certain covenants beyond a cure period; failure to satisfy certain financial ratios; a material adverse change in the consolidated financial condition, results of operations, business or prospects of CRLP; and generally not paying CRLP’s debts as it becomes due. At March 31, 2009, CRLP was in compliance with these covenants. Specific financial ratios with which the Company must comply pursuant to the Credit Facility consist of the Fixed Charge Coverage Ratio as well as the Debt to Total Asset Value Ratio. Both of these ratios are measured quarterly. The Fixed Charge Coverage Ratio generally requires that the Company’s earnings before interest, taxes, depreciation and amortization be at least equal 1.5 times the Company’s Fixed Charges. Fixed Charges generally include interest payments (including capitalized interest) and preferred dividends. The Debt to Total Asset Value Ratio generally requires the Company’s debt to be less than 60% of its total asset value. The ongoing recession and continued uncertainty in the stock and credit markets may negatively impact the Company’s ability to generate earnings sufficient to maintain compliance with these ratios and other debt covenants. The Company expects to be able to comply with these ratios in 2009, but no assurance can be given that the Company will be able to maintain compliance with these ratios and other debt covenants, particularly if economic conditions worsen.
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
     In January 2008, the Company’s Board of Trustees authorized the repurchase up to $50.0 million of outstanding unsecured senior notes of CRLP. On April 2008, the Board of Trustees authorized a senior note repurchase program to allow us to repurchase up to an additional $200.0 million of outstanding unsecured senior notes of CRLP. In December 2008, the April 2008 repurchase program was expanded to authorize repurchases of up to $500.0 million. Under the repurchase program, the senior notes may be repurchased from time to time in open market transactions or privately negotiated transactions through December 31, 2009, subject to applicable legal requirements, market conditions and other factors. The repurchase program does not obligate CRLP to repurchase any specific amounts of senior notes, and repurchases pursuant to the program may be suspended or resumed at any time without further notice or announcement.
     During the three months ended March 31, 2009, CRLP repurchased $96.9 million of its outstanding unsecured senior notes in separate transactions at an average 27.1% discount to par value, which represents a 12.6% yield to maturity. As a result of these repurchases, CRLP recognized an aggregate gain of approximately $25.3 million, which is included in “Gain on retirement of debt” on CRLP’s Consolidated Statements of Income. When senior notes are repurchased, CRLP will generally reclassify amounts in “Accumulated Other Comprehensive Income” because the repurchases cause interest payments on the hedged debt to become probable of not occurring. Accordingly, as a result of these first quarter 2009 repurchases, CRLP recognized a loss on hedging activities of approximately $1.0 million as a result of a reclassification of amounts in Accumulated Other Comprehensive Income in connection with the conclusion that it is probable that CRLP will not make interest payments associated with previously hedged debt as a result of repurchases under the senior note repurchase program. CRLP will continue to monitor the debt markets and repurchase certain senior notes that meet CRLP’s required criteria, as funds are available.
     On March 1, 2009, a loan collateralized by Broward Financial Center, a 326,000 office building located in Ft. Lauderdale, Florida, in the amount of $46.5 million matured. This property is one of the properties in the DRA/CRT joint venture, in which CRLP is a 15% minority partner. The joint venture did not repay the principal amount due on the loan when it matured, but continues to make interest payments. The loan is non-recourse to CRLP, but CRLP’s pro rata share of the principal amount of the loan is $7.0 million (based on its ownership interest in the joint venture). CRLP and its joint venture partner are currently in negotiations with the special servicer regarding refinancing options that may be available from the current lender. While no assurance can be given that the joint venture partnership will be able to refinance the loan on reasonable terms, CRLP anticipates that the joint venture will be able to renegotiate an extension of the current loan with the existing lender. If the joint venture is unable to obtain additional financing, payoff the existing loan, or renegotiate suitable terms with the existing lender, the lender would have the right to foreclose on the property in question and, accordingly, the joint venture will lose its interest in the asset.
Note 13 — Derivatives and Hedging
     CRLP is exposed to certain risks arising from both its business operations and economic conditions. CRLP principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. CRLP manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, CRLP enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which is determined by interest rates. CRLP’s derivative financial instruments are used to manage differences in the amount, timing, and duration of CRLP’s known or expected cash receipts and its known or expected cash payments principally related to CRLP’s investments and borrowings.

     CRLP’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, CRLP primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for CRLP making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium.
     The effective portion of changes in the fair value of derivatives that are designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” on the Consolidated Condensed Balance Sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. CRLP did not have any active cash flow hedges during the three months ended March 31, 2009.
     At March 31, 2009 CRLP had $4.0 million in “Accumulated other comprehensive loss” related to settled or terminated derivatives. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense and debt cost amortization” as interest payments are made on CRLP’s variable-rate debt or to “Loss on hedging activities” at such time that the interest payments on the hedged debt become probable of not occurring as a result of CRLP’s senior note repurchase program. The changes in “Accumulated other comprehensive loss” for reclassifications to “Interest expense and debt cost amortization” tied to interest payments on the hedged debt was $0.1 million and $0.2 million during the three months ended March 31, 2009 and 2008, respectively. The changes in “Accumulated other comprehensive loss” for reclassification to “Loss on hedging activities” related to interest payments on the hedged debt that have been deemed no longer probable to occur as a result of CRLP’s senior note repurchase program was $1.1 million for the three months ended March 31, 2009. CRLP did not reclassify amounts to “Loss on hedging activities” for the three months ended March 31, 2008.
     Derivatives not designated as hedges are not speculative and are used to manage CRLP’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of SFAS 133. As of March 31, 2009, CRLP had no derivatives that were not designated as a hedge in a qualifying hedging relationship.
     The table below presents the effect of CRLP’s derivative financial instruments on the Consolidated Condensed Statements of Income as of March 31, 2009.
(amounts in thousands)

						Location of Gain or	Amount of Gain or
Derivatives in			Location of Gain or	Amount of Gain or		(Loss) Recognized in	(Loss) Recognized in
SFAS 133	Amount of Gain or (Loss)		(Loss) Reclassified from	(Loss) Reclassified from		Income on Derivative	Income on Derivative
Cash Flow	Recognzied in OCI on		Accumulated OCI into	Accumulated OCI into		(Ineffective Portion and	(Ineffective Portion and
Hedging	Derivative (Effective		Income (Effective	Income (Effective		Amount Excluded from	Amount Excluded from
Relationships	Portion)		Portion)	Portion)		Effectiveness Testing)	Effectiveness Testing)

	Three months ended			Three months ended			Three months ended
	March 31,	March 31,		March 31,	March 31,		March 31,	March 31,
	2009	2008		2009	2008		2009	2008

Interest Rate Products	—	—	Interest Expense and Debt Cost Amortization	$(137)	$(75)	Loss on Hedging Activities	—	—
			Loss on Hedging Activities	(1,063)	—

				$(1,200)	$(75)

Note 14 —Contingencies and Guarantees
     Contingencies
     CRLP is involved in a contract dispute with a general contractor in connection with construction costs and cost overruns with respect to certain of its for-sale projects, which were being developed in a joint venture in which CRLP is a majority owner. The contractor is affiliated with CRLP’s joint venture partner.

•	In connection with the dispute, in January 2008, the contractor filed a lawsuit against CRLP alleging, among other things, breach of contract, enforcement of a lien against real property, misrepresentation, conversion, declaratory judgment and an accounting of costs, and is seeking $10.3 million in damages, plus consequential and punitive damages. Discovery is underway regarding these proceedings.

•	Certain of the subcontractors, vendors and other parties, involved in the projects, including purchasers of units, have also made claims in the form of lien claims, general claims or lawsuits. CRLP has been sued by purchasers of certain condominium units alleging breach of contract, fraud, construction deficiencies and misleading sales practices. Both compensatory and punitive damages are sought in these actions. Some of these claims have been resolved by negotiations and mediations, and others may also be similarly resolved. Some of these claims will likely be arbitrated or litigated to conclusion.
     CRLP is continuing to evaluate its options and investigate these claims, including possible claims against the contractor and other parties. CRLP intends to vigorously defend itself against these claims. However, no prediction of the likelihood, or amount, of any resulting loss or recovery can be made at this time and no assurance can be given that the matter will be resolved favorably.
     In connection with certain retail developments, CRLP has received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. CRLP has guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds. The total amount outstanding on these bonds is approximately $13.5 million at March 31, 2009 and December 31, 2008. At March 31, 2009 and December 31, 2008, no liability was recorded for these guarantees.
     As previously discussed, CRLP has postponed future development activities, which includes the Colonial Pinnacle Nord du Lac development in Covington, Louisiana. Prior to the decision to postpone this development, the Nord du Lac community development district (the “CDD”), a third-party governmental entity, had issued $24.0 million of special assessment bonds, the proceeds from which were to be used by the CDD to construct infrastructure for the benefit of the development. In addition, CRLP had entered into leasing commitments and other agreements with certain future tenants at this development. As a result of the postponement of this development, CRLP is evaluating various alternatives for this development, including with respect to its existing contractual obligations to certain future tenants who had previously committed to this development before it was postponed and with respect to the outstanding CDD bonds. If CRLP is unable to reach alternative agreements with these future tenants, the tenants may choose not to participate in this development or seek damages from CRLP as a result of the postponement of the development, or both. With respect to the CDD bonds, interest payments for 2009 will be made from an interest reserve account funded with bond proceeds. Thereafter, repayment of the bonds will be funded by special assessments on the property owner(s) within the CDD. The first special assessment is expected to be due on or about December 31, 2009. As the property owner, CRLP intended to fund the special assessments from payments by tenants in the development. Until Colonial Pinnacle Nord du Lac is developed and leased, it is not expected to generate sufficient tenant revenues to support the full amount of the special assessments, in which case, CRLP would be obligated to pay the special assessments to the extent not funded through tenant payments. The special assessments are not a personal liability of the property owner, but constitute a lien on the assessed property. In the event of a failure to pay the special assessments, the CDD would have the right to force the sale of the property included in the project.
     CRLP has reclassified the amount spent to date with respect to the Colonial Pinnacle Nord du Lac development ($38.5 million, net of impairment charge recorded during 2008, as of March 31, 2009) from an active development to “Real estate assets held for sale, net” on CRLP’s Consolidated Condensed Balance Sheet. In accordance with EITF 91-10, CRLP recorded restricted cash and other liabilities for the $24.0 million CDD bond issuance. This transaction was treated as a non-cash transaction in CRLP’s Consolidated Condensed Statement of Cash Flows for the twelve months ended December 31, 2008.
     In connection with the office and retail joint venture transactions that closed in 2007, CRLP assumed certain contingent obligations for a total of $15.7 million, of which $6.6 million remains outstanding as of March 31, 2009.
     In January 2008, CRLP received notification related to an unclaimed property audit for the States of Alabama and Tennessee. As of March 31, 2009, CRLP has accrued an estimated liability.

     CRLP is a party to various legal proceedings incidental to its business. In the opinion of management, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially adversely affect the financial position or results of operations or cash flows of CRLP.
     Guarantees and Other Arrangements
     During April 2007, CRLP committed with its joint venture partner to guarantee up to $7.0 million of a $34.1 million construction loan obtained by the Colonial Grand at Traditions joint venture. CRLP and its joint venture partner each committed to provide 50% of the guarantee. Construction at this site is substantially complete as the project was placed into service during 2008. As of March 31, 2009, the joint venture had drawn $33.1 million on the construction loan, which matures in April 2010. At March 31, 2009, no liability was recorded for the guarantee.
     During November 2006, CRLP committed with its joint venture partner to guarantee up to $17.3 million of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna joint venture. CRLP and its joint venture partner each committed to provide 50% of the $17.3 million guarantee, as each partner has a 50% ownership interest in the joint venture. Construction at this site is substantially complete as the project was placed into service during 2008. As of March 31, 2009, the Colonial Promenade Smyrna joint venture had $30.1 million outstanding on the construction loan, which matures in December 2009. At March 31, 2009, no liability was recorded for the guarantee.
     During February 2006, CRLP committed to guarantee up to $4.0 million of a $27.4 million construction loan obtained by the Colonial Grand at Canyon Creek joint venture. Construction at this site is complete as the project was placed into service during 2007. As of March 31, 2009, the joint venture had drawn all $27.4 million on the construction loan, which matures in June 2009. At March 31, 2009, no liability was recorded for the guarantee.
     During September 2005, in connection with the acquisition of CRT with DRA, CRLP guaranteed approximately $50.0 million of third-party financing obtained by the DRA/CRT JV with respect to 10 of the CRT properties. During 2006, seven of the ten properties were sold. The DRA/CRT JV is obligated to reimburse CRLP for any payments made under the guaranty before making distributions of cash flows or capital proceeds to the DRA/CRT JV partners. As of March 31, 2009, this guarantee, which matures in January 2010, had been reduced to $17.0 million, as a result of the pay down of the associated collateralized debt from the sales of assets. At March 31, 2009, no liability was recorded for the guarantee.
     In connection with the formation of Highway 150 LLC in 2002, CRLP executed a guarantee, pursuant to which CRLP serves as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. CRLP’s maximum guarantee of $1.0 million may be requested by the lender, only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At March 31, 2009, the total amount of debt of the joint venture was approximately $16.3 million and matures in December 2012. At March 31, 2009, no liability was recorded for the guarantee.
     In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness of CRLP totaling $26.5 million at March 31, 2009. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by CRLP.
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
Note 15 — Subsequent Events
     Dispositions
     On April 30, 2009, the Company closed on the transaction to transfer its remaining noncontrolling joint venture interest in Colonial Pinnacle Craft Farms I, a 220,000 square foot (excluding anchor-owned square-footage) retail asset located in Gulf Shores, Alabama, to the majority joint venture partner (see Note 11).

     Debt Tender Offer
     On May 4, 2009, CRLP accepted for purchase $250 million in principal amount of the following outstanding notes maturing in 2010 and 2011 that were validly tendered pursuant to its previously announced cash tender offer for such notes:

Aggregate Principal
Amount Accepted for
Title of Security	Purchase

4.75% Senior Notes due 2010 (CUSIP-195891AH9)	$206,374,000

8.80% Medium-Term Notes due 2010 (CUSIP-195896AK1)	5,000,000

4.80% Senior Notes due 2011 (CUSIP-195891AF3)	38,626,000

TOTAL	$250,000,000

CRLP funded the purchase of these outstanding unsecured senior notes through borrowings under its unsecured credit facility.
     Financing Activity
     On April 20, 2009, CRLP, together with the Trust, entered into a sixty-day lock on an all-in fixed interest rate of 5.29% for a 10-year term with Fannie Mae on $145 million of additional financing that is expected to be collateralized by seven of the CRLP’s existing multifamily properties. CRLP is considering adding one additional property to this facility, which would bring total proceeds to $155 million. CRLP expects to close this financing in the second quarter 2009, but the closing remains subject to the negotiation of final documentation and the satisfaction of all closing conditions. No assurance can be given that the Company will be able to consummate this financing.
     During April 2009, CRLP repurchased $54.6 million of its outstanding unsecured senior notes in separate transactions under CRLP’s previously announced $500 million unsecured senior note repurchase program at an average 28.1% discount to par value, which represents a 14.0% yield to maturity. As a result of these repurchases, CRLP expects to recognize an aggregate gain of approximately $14.8 million with respect to these repurchases during the second quarter of 2009.
     Distribution
     On April 22, 2009, a cash distribution was declared to shareholders of the Trust and partners of CRLP in the amount of $0.15 per common share and per unit, totaling approximately $8.6 million. The distribution was declared to shareholders and partners of record as of May 4, 2009 and will be paid on May 11, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion analyzes the financial condition and results of operations of both Colonial Properties Trust, or “the Trust”, and Colonial Realty Limited Partnership, or “CRLP”, of which the Trust is the sole general partner and in which the Trust owned a 84.6% limited partner interest as of March 31, 2009. the Trust conducts all of its business and owns all of its properties through CRLP and CRLP’s various subsidiaries. Except as otherwise required by the context, the “Company,” “Colonial,” “we,” “us” and “our” refer to the Trust and CRLP together, as well as CRLP’s subsidiaries, including Colonial Properties Services Limited Partnership (“CPSLP”), Colonial Properties Services, Inc. (“CPSI”) and CLNL Acquisition Sub, LLC.
     The following discussion and analysis of the consolidated condensed financial condition and consolidated results of operations should be read together with the consolidated financial statements of the Trust and CRLP and the notes thereto contained in this Form 10-Q. This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” or the negative of these terms or comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, and our affiliates, or the industry’s actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements including, but not limited to, the risks described under the caption “Risk Factors” in the Trust’s 2008 Annual Report on Form 10-K and CRLP’s 2008 Annual Report on Form 10-K. Such factors include, among others, the following:
•	the weakening economy and mounting job losses in the U.S., together with the downturn in the overall U.S. housing market resulting in increased supply and all leading to deterioration in the multifamily market;

•	national and local economic, business and real estate conditions, including, but not limited to, the effect of demand for multifamily units, office and retail rental space or the creation of new multifamily and commercial developments, the extent, strength and duration of the current recession or recovery, the availability and creditworthiness of tenants, the level of lease rents, and the availability of financing for both tenants and us;

•	adverse changes in real estate markets, including, but not limited to, the extent of tenant bankruptcies, financial difficulties and defaults, the extent of future demand for multifamily units and office and retail space in our core markets and barriers of entry into new markets which we may seek to enter in the future, the extent of decreases in rental rates, competition, our ability to identify and consummate attractive acquisitions on favorable terms, our ability to consummate any planned dispositions in a timely manner on acceptable terms, and our ability to reinvest sales proceeds in a manner that generates favorable terms;

•	increased exposure, as a multifamily focused real estate investment trust (“REIT”), to risks inherent in investments in a single industry;

•	risks associated with having to perform under various financial guarantees that we have provided with respect to certain of our joint ventures and retail developments;

•	ability to obtain financing at reasonable rates, if at all;

•	actions, strategies and performance of affiliates that we may not control or companies, including joint ventures, in which we have made investments;

•	changes in operating costs, including real estate taxes, utilities, and insurance;

•	higher than expected construction costs;

•	uncertainties associated with our ability to sell our existing inventory of condominium and for-sale residential assets, including timing, volume and terms of sales;

•	uncertainties associated with the timing and amount of real estate dispositions and the resulting gains/losses associated with such dispositions;

•	legislative or other regulatory decisions, including government approvals, actions and initiatives, including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof;

•	effects of tax legislative action;

•	the Trust’s ability to continue to satisfy complex rules in order for it to maintain its status as a “REIT” for federal income tax purposes, the ability of CRLP to satisfy the rules to maintain its status as a partnership for federal income tax purposes, the ability of certain of our subsidiaries to maintain their status as taxable REIT subsidiaries for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	price volatility, dislocations and liquidity disruptions in the financial markets and the resulting impact on availability of financing;

•	effect of any rating agency actions on the cost and availability of new debt financing;

•	level and volatility of interest rates or capital market conditions;

•	effect of any terrorist activity or other heightened geopolitical crisis;

•	other factors affecting the real estate industry generally; and

•	other risks identified in the Trust’s 2008 Annual Report on Form 10-K and CRLP’s 2008 Annual Report on Form 10-K and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate.
     We undertake no obligation to publicly update or revise these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.
General
     We are a multifamily-focused self-administered equity REIT that owns, develops and operates multifamily apartment communities primarily located in the Sunbelt region of the United States. Also, we create additional value for our shareholders by managing commercial assets through joint venture investments and pursuing development opportunities. We are a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of multifamily apartment communities and other commercial real estate properties. Our activities include full or partial ownership and operation of 192 properties as of March 31, 2009, located in Alabama, Arizona, Florida, Georgia, Nevada, North Carolina, South Carolina, Tennessee, Texas, and Virginia, development of new properties, acquisition of existing properties, build-to-suit development and the provision of management, leasing and brokerage services for commercial real estate.
     As of March 31, 2009, we owned or maintained a partial ownership in 117 multifamily apartment communities containing a total of 35,430 apartment units (consisting of 104 wholly-owned consolidated properties and 13 properties partially-owned through unconsolidated joint venture entities aggregating 31,529 and 3,901 units, respectively) (the “multifamily apartment communities”), 75 commercial properties, consisting of 48 office properties containing a total of approximately 16.3 million square feet of office space (consisting of three wholly-owned consolidated properties and 45 properties partially-owned through unconsolidated joint-venture entities aggregating 0.5 million and 15.8 million square feet, respectively) (the “office properties”), 27 retail properties containing a total of approximately 5.4 million square feet of retail space, excluding anchor-owned square-footage (consisting of five wholly-owned properties and 22 properties partially-owned through unconsolidated joint venture entities aggregating 1.0 million and 4.4 million square feet, respectively) (the “retail properties”), and certain parcels of land adjacent to or near certain of these properties (the “land”). The multifamily apartment communities, the office properties, the retail properties and the land are referred to herein collectively as the “properties”. As of March 31, 2009, consolidated multifamily, office and retail properties that had achieved stabilized occupancy (which we have defined as having occurred once the property has attained 93% physical occupancy) were 94.7%, 87.6% and 91.4% leased, respectively.
     The Trust is the direct general partner of, and as of March 31, 2009, held approximately 84.6% of the interests in CRLP. We conduct all of our business through CRLP, CPSLP, which provides management services for our properties and CPSI, which provides management services for properties owned by third parties, including unconsolidated joint venture entities. We perform all of our for-sale residential and condominium conversion activities through CPSI.
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
     The Trust was formed in Maryland on July 9, 1993. The Trust was reorganized as an Alabama real estate investment trust in 1995. Our executive offices are located at 2101 Sixth Avenue North, Suite 750, Birmingham, Alabama, 35203 and our telephone number is (205) 250-8700.

Business Strategy and Outlook
     We continue to experience a global financial and economic crisis, which has included, among other things, significant reductions and disruptions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or volatility in equity values worldwide and concerns that the weakening U.S. and worldwide economies may enter into a prolonged recessionary period. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases, have resulted in the unavailability of financing even for companies who are otherwise qualified to obtain financing. In addition, the weakening economy and mounting job losses in the U.S., and the slowdown in the overall U.S. housing market, resulting in increased supply (and in some markets, oversupply), have led to deterioration in the multifamily market. The turmoil in the credit and capital markets, continuing job losses, the increased housing supply and our expectation that the economy will continue to remain weak or weaken further before we see any improvements have caused us to recalibrate our business plan.
     As a result of the economic crisis, our outlook for the remainder of 2009 reflects a challenging year. In light of the ongoing recession and the credit crisis, we announced in early 2009 that our priorities are strengthening our balance sheet, improving liquidity, addressing our near term debt maturities, managing our existing properties and operating our portfolio efficiently, including reducing our overhead, and postponing future development activities. We have made significant progress in implementing this business strategy in the first three months of the year and will continue to execute on our strategic initiatives as outlined below.
     Strengthen the Balance Sheet
     Our primary method of strengthening the balance sheet will be through asset sales, particularly non-core assets. In February 2009, we closed on the sale of Colonial Promenade Fultondale, a 159,000 square-foot (excluding anchor-owned square footage) retail asset developed by us and located in Birmingham, Alabama, for $30.7 million (including $16.9 million of seller-financing), recognizing a gain of $4.5 million.
     During the three months ended March 31, 2009, we executed a bulk sale of the remaining 17 units at Regent’s Park, a for-sale residential community located in Atlanta, Georgia, for $16.3 million, resulting in our recording an impairment charge of $0.3 million. We also closed an additional 10 units at our for-sale residential projects and six units at our condominium conversion projects for sales proceeds of $3.0 million. Additionally, in April 2009, we closed on seven more units and have contracts in place on another 36 condominium units.
     We also expect to strengthen our balance sheet through additional repurchases of CRLP’s outstanding unsecured senior notes under our previously announced $500 million repurchase program. The purchases were made at an average 27.1% discount to par value, which represents a 12.6% yield to maturity and resulted in the recognition of net gains of $24.3 million. Since inception of the repurchase program through March 31, 2009, we had repurchased a total of $291.9 million of CRLP’s outstanding unsecured senior notes, recognizing aggregate gains of approximately $40.3 million.
     Improve Liquidity
     As the global financial and economic crisis continues, ensuring adequate liquidity is critical. During the first quarter 2009, we closed a 10-year, $350 million collateralized loan with Fannie Mae (NYSE: FNM), as discussed further under “Liquidity and Capital Resources”. The proceeds from this loan were used to repay a portion of the outstanding borrowings under our $675.0 million unsecured credit facility.
     In April 2009, we locked an all-in fixed interest rate of 5.29% for a 10-year term with Fannie Mae on $145 million of additional financing that is expected to be collateralized by seven of our existing multifamily apartment communities. We are considering adding one additional property to this facility, which would bring total proceeds to $155 million. We expect to close this financing in the second quarter 2009, but the closing remains subject to the negotiation of final documentation and the satisfaction of all closing conditions. No assurance can be given that we will be able to consummate this financing.
     Additionally, in April 2009, our Board of Trustees authorized management to issue up to $50 million of common shares under a continuous equity issuance program, which we expect to put in place during the second quarter of 2009, and declared a reduced quarterly cash dividend amount on common shares of $0.15 per common share, compared with $0.25 for the fourth quarter 2008. These actions are intended to help us further improve our liquidity position, enhance our ability to take advantage of opportunities and help protect against uncertainties in the capital markets.

     Address Near-Term Maturities
     With $637.2 million available on our unsecured credit facility as of March 31, 2009, which reflects the proceeds received from the $350.0 million Fannie Mae financing, we believe that we have sufficient liquidity to address our capital needs through 2011. We have $30 million to $40 million in development spending committed for 2009 and no loans related to consolidated properties maturing in 2009 for which we are wholly responsible. Our share of joint venture indebtness that is expected to mature in 2009 is $88.3 million (80% of which can be extended by the joint venture).
     As of March 31, 2009, we had $255.8 million of unsecured bonds maturing in 2010, after giving effect to the repurchase of $96.9 million of outstanding senior notes during the first quarter 2009 described above. In addition, on May 4, 2009, we completed a tender offer for $250.0 million of our unsecured bonds, including $211.4 million of unsecured bonds maturing in 2010. We believe the proceeds from our unsecured credit facility should provide adequate liquidity to allow us to continue with our previously announced $500 million unsecured note repurchase program in order to address the remaining $44.4 million in 2010 maturities, as well as bonds maturing after 2010.
     Reduce Overhead
     We have continued to reduce our organizational size and overhead costs. Since October 2008, we have aggressively cut overhead costs, primarily through the elimination of 135 employee positions (many of which were construction and development personnel), of which 30 were eliminated during the three months ended March 31, 2009. These actions resulted in our incurring an aggregate of $0.8 million in termination benefits and severance related charges in the three months ended March 31, 2009. With the staff reductions in 2009, we have now reduced our total workforce by 10% compared to the October 2008 workforce size, which we expect to generate approximately $15.4 million in annualized savings. Throughout the remainder of 2009, we intend to continue to explore additional ways to achieve overhead savings that will help preserve capital and improve liquidity.
     Postpone Developments
     As previously disclosed, in January 2009, we decided to postpone future development activities until we determine that the current economic environment has sufficiently improved. Our development expenditures during the three months ended March 31, 2009 were $21.4 million, and we anticipate total expenditures for 2009 to be approximately $30 to $40 million. Postponing future development activities will help us preserve capital and position us well until the current economic environment has sufficiently improved.
     We believe that our current business strategy, the availability of borrowings under our credit facilities, limited debt maturities in 2009, the number of unencumbered properties in our multifamily portfolio and the additional financing through Fannie Mae expected to be obtained during the second quarter 2009 has us positioned to work through this challenging economic environment. However, the ongoing recession and continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing for capital needs at reasonable terms, or at all, which may negatively affect our business. A prolonged downturn in the financial markets may cause us to seek alternative sources of financing on less favorable terms. These events may also make it more difficult or costly for us to raise capital through the issuance of our common shares, preferred shares or subordinated notes or through private financings, and may require us to further adjust our business plan accordingly.
Executive Summary of Results of Operations
     The following discussion of results of operations should be read in conjunction with the Consolidated Condensed Statements of Income of the Trust and CRLP and the Operating Results Summary included below.
     For the three months ended March 31, 2009, the Trust reported net income available to common shareholders of $13.9 million, compared with net income available to common shareholders of $14.2 million for the comparable prior year period. For the three months ended March 31, 2009, CRLP reported net income available to common unitholders of $16.4 million, compared with net income available to common unitholders of $17.2 million for the comparable prior year period. In addition to our results from operating activities, results for the 2009 period include $24.3 million of gains from the repurchase of unsecured senior notes, $5.4 million of gains, net of income taxes from the disposition of assets, a reduction in capitalized interest of approximately $2.5 million and severance and impairment charges of $1.8 million.

     In addition to the foregoing, the other principal factors that influenced our operating results for the three months ended March 31, 2009 are as follows:
•	Completed the disposition of Colonial Promenade Fultondale, a 159,000 square-foot retail development located in Birmingham, Alabama, for sale proceeds of $30.7 million and a gain of $4.5 million.

•	Completed the disposition of the remaining 17 unsold units at Regents Park for sale proceeds of $16.3 million.

•	Repurchased $96.9 million of outstanding unsecured senior notes in separate transactions at an average discount of 27.1% to par value, recognizing an aggregate gain of $24.3 million, net of costs.

•	We completed the development of one multifamily apartment community adding 300 apartment homes to the portfolio.
Our multifamily portfolio physical occupancy for consolidated properties was 94.6% and 95.1% for the three months ended March 31, 2009 and 2008.
Operating Results Summary
     The following operating results summary is provided for reference purposes and is intended to be read in conjunction with the narrative discussion. This information is presented to correspond with the manner in which we analyze our operating results.

(amounts in thousands)

	Three Months Ended March 31,
	2009	2008	Variance
Revenues:
Minimum rent	$70,233	$66,795	$3,438
Tenant recoveries	1,066	848	218
Other property related revenue	9,501	8,107	1,394
Construction revenues	35	7,879	(7,844)
Other non-property related revenues	3,455	5,206	(1,751)

Total revenue	84,290	88,835	(4,545)

Expenses:
Property operating expenses	22,469	19,678	2,791
Taxes, licenses and insurance	10,976	9,589	1,387
Construction expenses	34	7,266	(7,232)
Property management expenses	1,918	2,241	(323)
General and administrative expenses	4,383	5,780	(1,397)
Management fee and other expense	4,217	3,591	626
Restructuring charges	812	—	812
Investment and development	165	769	(604)
Depreciation & amortization	28,658	24,016	4,642
Impairment	736	—	736

Total operating expenses	74,368	72,930	1,438

Income from operations	9,922	15,905	(5,983)

Other income (expense):
Interest expense and debt cost amortization	(21,735)	(18,707)	(3,028)
Gains on retirement of debt	25,319	5,471	19,848
Interest income	301	790	(489)
Income (loss) from partially-owned unconsolidated entities	(650)	10,269	(10,919)
Loss on hedging activities	(1,063)	—	(1,063)
Gains from sales of property, net of income taxes	5,380	1,931	3,449
Income taxes and other	3,090	874	2,216

Total other income (expense)	10,642	628	10,014

Income from continuing operations	20,564	16,533	4,031

Trust
Income from continuing operations	20,564	16,533	4,031
Income from discontinued operations	274	5,278	(5,004)
Noncontrolling interest, continuing operations:
Noncontrolling interest in CRLP — common unitholders	(1,813)	(1,827)	14
Noncontrolling interest in CRLP — preferred unitholders	(2,416)	(2,069)	(347)
Noncontrolling interest of limited partners	(1,009)	(123)	(886)
Noncontrolling interest, discontinued operations:
Noncontrolling interest in CRLP — common	(115)	(947)	832
Noncontrolling interest of limited partners	468	141	327

Income attributable to noncontrolling interest	(4,885)	(4,825)	(60)

Net income attributable to parent company	15,953	16,986	(1,033)

Dividends to preferred shareholders	(2,073)	(2,488)	415
Preferred share issuance costs write-off, net of discount	(5)	(271)	266

Net income available to common shareholders	$13,875	$14,227	$(352)

CRLP
Income from continuing operations	20,564	16,533	4,031
Income from discontinued operations	274	5,278	(5,004)
Noncontrolling interest, continuing operations:
Noncontrolling interest in CRLP — common unitholders	(1,813)	(1,827)	14
Noncontrolling interest of limited partners	(1,009)	(123)	(886)
Noncontrolling interest, discontinued operations:
Noncontrolling interest of limited partners	468	141	327

Income attributable to noncontrolling interest	(2,354)	(1,809)	(545)

Net income attributable to CRLP	18,484	20,002	(1,518)

Dividends to preferred unitholders	(2,073)	(2,488)	415
Preferred share issuance costs write-off, net of discount	(5)	(271)	266

Net income available to common unitholders	$16,406	$17,243	$(837)

Results of Operations — Three Months Ended March 31, 2009 and 2008
Minimum rent
     Minimum rent for the three months ended March 31, 2009 was $70.2 million, an increase of $3.4 million from the comparable prior year period. The increase in minimum rent was primarily attributable to a $5.4 million increase in multifamily and retail developments placed into service, offset by a $1.6 million decrease in minimum rent at our stabilized multifamily apartment communities.
Tenant recoveries
     Tenant recoveries for the three months ended March 31, 2009 was $1.1 million, an increase of $0.2 million from the comparable prior year period as a result of development projects placed into service.
Other property related revenue
     Other property related revenue for the three months ended March 31, 2009 was $9.5 million, an increase of $1.4 million from the comparable prior year period as a result of a $0.9 million increase in multifamily cable revenue and $0.5 million of other ancillary income. As of March 31, 2009, we have implemented our bulk cable program at 108 of our multifamily apartment communities and approximately 50% of our communities are fully subscribed. We expect to be fully subscribed at each of these communities by the end of 2009.
Construction activities
     Revenues and expenses from construction activities for the three months ended March 31, 2009 decreased approximately $7.8 million and $7.2 million, respectively, from the comparable prior year period as a result of a decrease in construction activity year over year.
Other non-property related revenues
     Other non-property related revenues, which consist primarily of management fees, development fees, and other miscellaneous fees decreased $1.8 million for the three months ended March 31, 2009 as compared to the same period in 2008. The decrease is the result of $1.3 million in fees recorded in the prior year from our partner’s sale in our Canyon Creek joint venture and GPT Colonial Retail joint venture. The remaining decrease is attributable to a $0.5 million decline in leasing and broker commission revenue.
Property operating expenses
     Property operating expenses for the three months ended March 31, 2009 were $22.5 million, an increase of $2.8 million from the comparable prior year period. The increase was due to property operating expenses of approximately $1.0 million primarily related to development projects placed into service since the first quarter of 2008, increases of $1.0 million in cable television expenses related to our cable ancillary income program and an increase of $0.7 million in property operating expenses at stabilized communities.
Taxes, licenses and insurance
     Taxes, licenses and insurance expenses for the three months ended March 31, 2009 were $11.0 million, an increase of $1.4 million from the comparable prior year period. The increase was primarily attributable to developments placed into service since the first quarter of 2008.
Property management expenses
     Property management expenses consist of regional supervision and accounting costs related to consolidated property operations. These expenses for the three months ended March 31, 2009 were $1.9 million, a decrease of $0.3 million from the comparable prior year period. The decrease was primarily due to an overall decrease in compensation expense as a result of employee terminations pursuant to our current business strategy, which includes efforts to reduce overhead, including personnel eliminations and other miscellaneous expenses.

General and administrative expenses
     General and administrative expenses for the three months ended March 31, 2009 were $4.4 million, a decrease of $1.4 million from the comparable prior year period. The decrease was primarily due to a reduction in salary expenses as a result of our strategic initiative to reduce overhead.
Management fee and other expenses
     Management fee and other expenses consist of property management and other services provided to third parties. These expenses for the three months ended March 31, 2009 were $4.2 million, an increase of $0.6 million from the comparable prior year period. The increase is related to legal fees associated with various contingencies discussed in Note 14 to the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP, respectively, included in this Form 10-Q.
Restructuring charges
     The restructuring charges for the three months ended March 31, 2009 were $0.8 million, of which $0.4 million was primarily due to the resignation of our Executive Vice President — Multifamily division and $0.4 million associated with our plan to downsize construction and development personnel in light of the current market conditions and our decision to delay future development projects, which we communicated in October 2008. See Note 3 to the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q, respectively, for additional details.
Investment and development
     Investment and development expenses include costs incurred related to abandoned pursuits. These expenses for the three months ended March 31, 2009 were $0.2 million, a decrease of $0.6 million from the comparable prior year period. The decrease in 2009 was the result of our 2008 actions to decrease the size of our development pipeline.
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
Depreciation and amortization
     Depreciation and amortization expense for the three months ended March 31, 2009 was $28.7 million, an increase of $4.6 million from the comparable prior year period which is attributable to developments placed into service since the first quarter of 2008.
Impairment and other losses
     Impairment charges and other losses for the three months ended March 31, 2009 were $1.0 million ($0.7 million in continuing operations and $0.3 million in discontinued operations, which appears in “Income from discontinued operations”). Included in the impairment charge is $0.3 million associated with the closing on the sale of our remaining 17 units at Regents Park, a for-sale residential development, and $0.7 million related to the anticipated sale of our remaining 15% interest in Colonial Pinnacle Craft Farms I. We have reached an agreement in principle to transfer this interest to the majority joint venture partner. As a result of this agreement and the resulting asset valuation, we recorded this impairment.
Interest expense and debt cost amortization
     Interest expense and debt cost amortization for the three months ended March 31, 2009 was $21.7 million, an increase of $3.0 million from the comparable prior year period. The increase is primarily a result of a reduction in capitalized interest of approximately $2.5 million as a result of no longer capitalizing interest on land held for future developments.
Gains on retirement of debt
     Gains on retirement of debt for the three months ended March 31, 2009 were $25.3 million, compared to $5.5 million for the comparable prior year period. In 2009, we recognized gains of $25.3 million on the repurchase of $96.9 million of outstanding unsecured senior notes at an average of 27.1% discount to par value. In the first quarter of 2008, we recognized gains of $5.5 million as a result of the repurchase of $50.0 million of outstanding unsecured senior notes at an average 12.0% discount to par value.

Interest income
     Interest income for the three months ended March 31, 2009 was $0.3 million, a decrease of $0.5 million from the comparable prior year period. The decrease is attributable to less cash and equivalents at year end 2008 and a decrease in interest income earned on mezzanine loans outstanding in 2008.
Income (loss) from partially-owned unconsolidated entities
     Income (loss) from partially-owned unconsolidated entities for the three months ended March 31, 2009 was a loss of $0.7 million compared to income of $10.3 million from the comparable prior year period. The decrease in the first quarter of 2009 is the result of a $12.2 million gain recognized during the three months ended March 31, 2008 from the sale of our interest in the GPT/Colonial Retail joint venture.
Losses on hedging activities
     Losses on hedging activities for the three months ended March 31, 2009 was $1.1 million. In 2009, we recognized a loss on hedging activities as a result of a reclassification of amounts in Accumulated Other Comprehensive Loss in connection with the conclusion that it is probable that we will not make interest payments associated with previously hedged debt as a result of repurchases under our senior note repurchase program.
Gains from sales of property
     Gains from sales of property for the three months ended March 31, 2009 was $5.4 million, an increase of $3.4 million from the comparable prior year period. The $5.4 million of gains recognized was attributable to the disposition of Colonial Promenade Fultondale, a retail development, and a land outparcel at Colonial Promenade Tannehill.
Income taxes and other
     Income taxes and other for the three months ended March 31, 2009 was $3.1 million, an increase of $2.2 million from the comparable prior year period. Our provision for income taxes was $0 and $0.6 million for the three months ended March 31, 2009 and 2008, respectively and our effective income tax rate was 0% and 38.1% for the three months ended March 31, 2009 and 2008, respectively. The income tax benefit of $3.1 million for the three months ended March 31, 2009 is offset by income tax expense of $3.2 million included in “Gain on Sale of Property, net of income taxes”. The three months ended March 31, 2008 includes $1.0 million received as a result of forfeited earnest money.
Income from discontinued operations
     The Trust’s income from discontinued operations for the three months ended March 31, 2009 was $0.6 million ($0.3 million attributable to the Trust, $0.3 million attributable to noncontrolling interest), compared to income of $4.5 million ($5.3 million attributable to the Trust, ($0.8) million attributable to noncontrolling interest) from the comparable prior year period. At March 31, 2009 we had classified two multifamily apartment communities, one retail asset, two condominium conversion properties and nine for-sale developments as held for sale. The operating property sales that occurred in the three months ended March 31, 2009 and 2008, which resulted in gains on disposal of $45,000 (net of income taxes of $26,000) and $2.9 million (net of income taxes of $0.4 million), respectively, are classified as discontinued operations (see Note 5 to our Notes to Consolidated Condensed Financial Statements of the Trust and CRLP, respectively, included in this Form 10-Q). Gains on dispositions in 2009 include the sale of one condominium unit at a for-sale residential property. Gains on dispositions in 2008 are primarily attributable to the sale of one office asset. Income from discontinued operations also includes $0.3 million of impairment charges recorded during 2009 (See the discussion of “Impairment and other losses” above).
     Of the $0.3 million of noncontrolling interest presented in income from discontinued operations on the Trust’s Consolidated Condensed Statements of Income for March 31, 2009, ($0.1) million is presented as a component of “Net income available to common unitholders allocated to limited partners” on CRLP’s Consolidated Condensed Statements of Income.

Dividends to preferred shareholders of the Trust / Distributions to general partner preferred unitholders of CRLP
     Dividends to preferred shareholders of the Trust and Distributions to general partner preferred unitholders of CRLP for the three months ended March 31, 2009, in each case, was $2.1 million, a decrease of $0.4 million from the comparable prior year period. The decrease was the result of the repurchase of 988,750 shares of the Trust’s outstanding 8 1/8% Series D preferred depositary shares during 2008. CRLP repurchased a number of Series D Preferred Units corresponding to the number of Series D preferred shares of the Trust represented by such repurchased Series D Depositary Shares.
Liquidity and Capital Resources
     The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in each of the Trust’s and CRLP’s Consolidated Condensed Statements of Cash Flows contained in this Form 10-Q.
     Operating Activities
     Net cash provided by operating activities for the three months ended March 31, 2009 decreased $4.8 million from the comparable prior year period for the Trust, to $17.7 million from $22.5 million, and decreased $4.7 million from the comparable prior year period for CRLP, to $17.8 million from $22.5 million. The primary reason for the change was due to the decline in operating performance of our fully stabilized communities offset by increases in our bulk cable program and favorable changes in our working capital components. In 2009, we expect cash flows from operating activities to be consistent with or slightly less than 2008 primarily driven by the challenging economic environment and a projected decrease in our core multifamily operations, which we expect to be partially offset by reduced overhead expenses.
     Investing Activities
     Net cash provided by investing activities for the three months ended March 31, 2009 was $7.5 million compared to net cash used of $60.2 million for the comparable prior year period for each of the Trust and CRLP. The change is the result of a decrease in development expenditures, capital expenditures, and issuances of notes receivable, as well as increase in the proceeds from property sales, which consisted of the retail development and the for-sale residential development previously discussed. In 2009, we expect cash used in investing activities to substantially decrease as we have decided to accelerate our plan to dispose of our for-sale residential assets including condominium conversions and land held for future sale and for-sale residential and mixed-use developments, and as a result of reduced expenditures attributable to the reduction in our development pipeline due to our decision to postpone future development activities.
     Financing Activities
     Net cash used in financing activities for the three months ended March 31, 2009 increased slightly to $24.8 million from $23.0 million for the comparable prior year period for the Trust. CRLP also had a slight increase in cash used in financing activities of $25.0 million from $23.0 million for the comparable prior year period. The primary reason for the change in cash used in financing activities for the quarter, for both the Trust and CRLP was due to costs associated with obtaining our $350.0 million Fannie Mae loan, which was offset by a decrease in dividend distributions to common and preferred shareholders and unitholders. Given our availability under our collateralized and unsecured credit facilities, limited debt maturities in 2009 and 2010, the number of unencumbered properties in our multifamily portfolio and the additional financing through Fannie Mae expected to be obtained in the second quarter 2009, we expect to be able to meet our short-term needs without having to access the public capital markets in 2009. This liquidity, along with our projected asset sales, is expected to allow us to execute our plan in the short-term.

     Credit Ratings
     As of March 31, 2009, our current credit ratings are as follows:

Rating Agency	Rating	Last update
Fitch	BBB-(1)	March 13, 2009
Moody’s	Ba1(1)	March 24, 2009
Standard & Poor’s	BB+(2)	March 30, 2009

(1)	Ratings outlook is “negative”.

(2)	Ratings outlook is “stable”.
     In March 2009, Moody’s Investors Service lowered the credit rating on CRLP’s senior unsecured debt to Ba1 from Baa3 and Standard & Poor’s lowered the credit rating on CRLP’s senior unsecured debt to BB+ from BBB-. While the downgrades by both Moody’s Investors Service and Standard & Poor’s do not affect our ability to draw proceeds under our unsecured line of credit, the pricing on the credit facility has adjusted from LIBOR plus 75 basis points to LIBOR plus 105 basis points. See below for further discussion on the effects of credit rating downgrades on our ability to access the credit and capital markets.
     Short-Term Liquidity Needs
     Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses directly associated with our portfolio of properties (including regular maintenance items), capital expenditures incurred to lease our space (e.g., tenant improvements and leasing commissions), interest expense and scheduled principal payments on our outstanding debt, and quarterly distributions that we pay to the Trust’s common and preferred shareholders and holders of partnership units in CRLP. In the past, we have primarily satisfied these requirements through cash generated from operations and borrowings under our unsecured credit facility.
     The majority of our revenue is derived from residents and tenants under existing leases, primarily at our multifamily properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge to our tenants and residents, and the ability of these tenants and residents to make their rental payments. The weakening economy and mounting job losses in the U.S., and the slowdown in the overall U.S. housing market, which has resulted in increased supply and deterioration in the multifamily market generally, could adversely affect our ability to lease our multifamily properties as well as the rents we are able to charge and thereby adversely affect our revenues.
     We believe that cash generated from operations, dispositions of assets and borrowings under our credit facilities and our recently announced $50.0 million continuous equity issuance program will be sufficient to meet our short-term liquidity requirements in 2009. However, factors described below and elsewhere herein may have a material adverse effect on our future cash flow. The Trust has filed a registration statement with the Securities and Exchange Commission allowing us to offer, from time to time, equity securities of the Trust (including common or preferred shares) for an aggregate initial public offering price of up to $500 million on an as-needed basis subject to our ability to affect offerings on satisfactory terms based on prevailing conditions. In addition, as described above, the Trust’s Board of Trustees has authorized management to issue up to $50 million in common shares under this registration statement through a continuous equity issuance program, which we expect to put in place during the second quarter of 2009. We will continue to review liquidity sufficiency, as well as events that could affect our credit ratings and our ability to access the capital markets and our credit facilities. The volatility and liquidity disruptions in the capital and credit markets may make it more difficult or costly for us to raise capital through the issuance of our common shares, preferred shares or subordinated notes or through private financings and may create additional risks in the upcoming months and possibly years. A prolonged downturn in the financial markets may cause us to seek alternative sources of financing potentially less attractive than our current financing, and may require us to further adjust our business plan accordingly.

     Through the Trust, we have made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ending December 31, 1993. If we qualify for taxation as a REIT, we generally will not be subject to Federal income tax to the extent we distribute at least 90% of our REIT taxable income to the Trust’s shareholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed income.
     Long-Term Liquidity Needs
     Our long-term liquidity requirements consist primarily of funds necessary to pay the principal amount of our long-term debt as it matures, significant non-recurring capital expenditures that need to be made periodically at our properties, development projects that we undertake and costs associated with acquisitions of properties that we pursue. Historically, we have satisfied these requirements principally through the most advantageous source of capital at that time, which has included the incurrence of new debt through borrowings (through public offerings of unsecured debt and private incurrence of collateralized and unsecured debt), sales of common and preferred shares, capital raised through the disposition of assets and joint venture capital transactions. As described above, the Trust has filed a registration statement to facilitate issuance of equity securities on an as-needed basis subject to our ability to affect offerings on satisfactory terms based on prevailing conditions. While the current market conditions for public offerings of unsecured debt and large-scale public equity offerings are unfavorable, we believe these capital-raising options will continue to be available in the future to fund our long-term capital needs. However, factors described below and elsewhere herein may have a material adverse effect on our continued access to these capital sources.
     Our ability to incur additional debt is dependent upon a number of factors, including our credit ratings, the value of our unencumbered assets, our degree of leverage and borrowing restrictions imposed by our current lenders. As discussed above in “Credit Ratings,” we recently received credit rating downgrades, making it less favorable and less likely, that we will access the unsecured public debt market in the foreseeable future.
     Our ability to raise funds through sales of common shares and preferred shares is dependent on, among other things, general market conditions for REITs, market perceptions about our company and the current trading price of our shares. The current financial and economic crisis and significant deterioration in the stock and credit markets have resulted in significant price volatility, which have caused market prices of many stocks, including the price of our common shares, to fluctuate substantially and have adversely affected the market value of our common shares. With respect to both debt and equity, a prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of our common shares, preferred shares or subordinated notes or through private financings. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity and credit markets may not be consistently available on terms that are attractive.
     Over the last few years, we have maintained our asset recycling program, which helps us to maximize our investment returns through the sale of assets that have reached their investment potential and reinvest the proceeds into opportunities with more growth potential. Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. In the current market, our ability to sell properties to raise cash is challenging. For example, we may not be able to sell a property or properties as quickly as we have in the past or on terms as favorable as we have previously received. During the first quarter 2009, we sold Colonial Promenade Fultondale, a retail development for $30.7 million, the remaining 17 units at Regents Park, a for-sale residential development, for $16.3 million and an additional 16 for-sale residential units and condominium units for $3.0 million. The proceeds from the asset sales were used to repay a portion of borrowings under our unsecured line of credit.
     At March 31, 2009, our total outstanding debt balance was $1.7 billion. The outstanding balance includes fixed-rate debt of $1.69 billion, or 97.1% of the total debt balance, and floating-rate debt of $51.3 million, or 2.9% of the total debt balance. Our total market capitalization as of March 31, 2009 was $2.2 billion and our ratio of total outstanding indebtedness to market capitalization was 80.6%. As further discussed below, at March 31, 2009, we had an unsecured revolving credit facility providing for total borrowings of up to $675.0 million and a cash management line providing for borrowings up to $35.0 million.

     Distributions
     The distribution on the Trust’s common shares and CRLP’s common units payable on May 11, 2009 to holders of record on May 4, 2009, is $0.15 per share, a reduction of $0.10 per share from the fourth quarter 2008 distribution of $0.25 per share. We had previously contemplated a common share dividend that would have been paid in a combination of common shares and cash. Our Board of Trustees instead elected to reduce the amount of the quarterly cash dividend. The reduction of dividend will allow us to improve our liquidity position, further enhance our ability to take advantage of opportunities, and protect against uncertainties in the capital markets without diluting the current shareholder base. We also pay regular quarterly distributions on preferred shares in the Trust and on preferred units in CRLP. The maintenance of these distributions is subject to various factors, including the discretion of the Trust’s Board of Trustees, the Trust’s ability to pay dividends under Alabama law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of the Trust’s taxable income to be distributed to the Trust’s shareholders (excluding net capital gains).
     Collateralized Credit Facility
     In the first quarter of 2009, we closed on a $350 million collateralized loan (the “Loan”) originated by PNC ARCS LLC for repurchase by Fannie Mae (NYSE: FNM). Of the $350 million, $259 million bears interest at a fixed interest rate equal to 6.07% and $91 million bears interest at a fixed interest rate of 5.96%. The weighted average interest rate for the Loan is 6.04%. The Loan matures on March 1, 2019 and requires accrued interest to be paid monthly with no scheduled principal payments required prior to the maturity date. The Loan is collateralized by 19 of CRLP’s multifamily apartment communities totaling 6,565 units. The entire Loan amount was drawn on February 27, 2009. The proceeds from the Loan were used to repay a portion of the outstanding borrowings under our $675.0 million Credit Facility (defined below).
     In addition to the Loan, we have locked an all-in fixed interest rate for sixty days of 5.29% for a ten year term with Fannie Mae on additional financing of $145 million expected to be collateralized by seven of our existing multifamily properties. We are considering adding one additional property to this facility, which would bring total proceeds to $155 million. We expect to close this financing during the second quarter 2009, but the closing remains subject to the negotiation of final documentation and the satisfaction of all closing conditions. No assurance can be given that we will be able to consummate this additional financing arrangement. Proceeds received from additional financing transactions would be used to provide additional liquidity for our unsecured note repurchase program and our debt maturities in 2010 and subsequent years.
     Unsecured Revolving Credit Facility
     As of March 31, 2009, CRLP, with the Trust as guarantor, has a $675.0 million unsecured credit facility (as amended, the “Credit Facility”) with Wachovia Bank, National Association (“Wachovia”), as Agent for the lenders, Bank of America, N.A. as Syndication Agent, Wells Fargo Bank, National Association, Citicorp North America, Inc. and Regions Bank, as Co-Documentation Agents, and U.S. Bank National Association and PNC Bank, National Association, as Co-Senior Managing Agents and other lenders named therein. The Credit Facility has a maturity date of June 21, 2012. In addition to the Credit Facility, we have a $35.0 million cash management line provided by Wachovia that will expire on June 21, 2012. The cash management line had an outstanding balance of $10.7 million as of March 31, 2009.
     Base rate loans and revolving loans are available under the Credit Facility. The Credit Facility also includes a competitive bid feature that allows us to convert up to $337.5 million under the Credit Facility to a fixed rate and for a fixed term not to exceed 90 days. Generally, base rate loans bear interest at Wachovia’s designated base rate, plus a base rate margin ranging up to 0.25% based on our unsecured debt ratings from time to time. Revolving loans bear interest at LIBOR plus a margin ranging from 0.325% to 1.05% based on our unsecured debt ratings. Competitive bid loans bear interest at LIBOR plus a margin, as specified by the participating lenders. Based on CRLP’s unsecured debt rating downgrade, the revolving loans currently bear interest at a rate of LIBOR plus 105 basis points.
     The Credit Facility and cash management line, which are primarily used to finance property acquisitions and developments and more recently to also fund repurchases of CRLP senior notes and Series D preferred depositary shares of the Trust, had an aggregate outstanding balance at March 31, 2009 of $37.7 million. The interest rate of the Credit Facility, including the cash management line, was 1.26% at March 31, 2009.
     The Credit Facility contains various ratios and covenants that are more fully described in Note 12 to the Notes to Consolidated Financial Statements of the Trust and CRLP, respectively, included in this Form 10-Q for additional details. The ongoing recession and continued uncertainty in the stock and credit markets may negatively impact our ability to generate earnings sufficient to maintain compliance with these ratios and covenants in the future. We expect to be able to comply with these ratios and covenants in 2009, but no assurance can be given that we will be able to maintain compliance with these ratios and other debt covenants, particularly if conditions worsen.

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
     Equity Repurchases
     On October 29, 2008, the Trust’s Board of Trustees authorized a repurchase program which allows the Trust to repurchase up to $25.0 million of our outstanding 81/8% Series D preferred depositary shares over a 12 month period. Each Series D preferred depositary share represents 1/10 of a share of the Company’s 81/8% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share. In connection with the repurchase of the Series D preferred depositary shares, the Board of Trustees of the Trust, as general partner of CRLP, also authorized the repurchase of a corresponding amount of Series D Preferred Units. The Trust did not repurchase any of its outstanding Series D preferred depositary shares during the three months ended March 31, 2009. To date, the Trust has purchased $24.0 million of outstanding Series D preferred depositary shares (and CRLP has repurchased a corresponding amount of Series D Preferred Units) under this program. The Trust will continue to monitor the equity markets and repurchase preferred shares if the repurchases meet the required criteria, as funds are available. If the Trust were to repurchase outstanding Series D depositary shares, it would expect to record additional non-cash charges related to the write-off of Series D preferred issuance costs.
     Unsecured Senior Note Repurchases
     In January 2008, the Trust’s Board of Trustees authorized the repurchase up to $50.0 million of outstanding unsecured senior notes of CRLP. On April 2008, the Board of Trustees authorized a senior note repurchase program to allow the repurchase up to an additional $200.0 million of outstanding unsecured senior notes of CRLP. In December 2008, the April 2008 repurchase program was expanded to authorize repurchases of up to $500.0 million. Under the repurchase program, senior notes may be repurchased from time to time in open market transactions or privately negotiated transactions through December 31, 2009, subject to applicable legal requirements, market conditions and other factors. The repurchase program does not obligate us to repurchase any specific amounts of senior notes, and repurchases pursuant to the program may be suspended or resumed at any time without further notice or announcement.
     During the three months ended March 31, 2009, we repurchased $96.9 million of CRLP’s outstanding unsecured senior notes in separate transactions at an average 27.1% discount to par value, which represents a 12.6% yield to maturity. As a result of the repurchases, we recognized an aggregate gain of approximately $25.3 million, which is included in “Gain on retirement of debt” on the Company’s Consolidated Statements of Income. We will continue to monitor the debt markets and repurchase certain senior notes that meet the Company’s required criteria, as funds are available.
     During April 2009, we commenced a cash tender offer for up to $250.0 million of certain series of CRLP’s outstanding senior notes maturing in 2010 and 2011. As of the early tender date of April 17, 2009, holders had tendered a total of approximately $265.6 million in aggregate principal of the notes. On May 4, 2009, CRLP accepted for purchase $250 million in principal amount of outstanding notes maturing in 2010 and 2011 that were validly tendered pursuant to cash tender offer (see Note 15 to the Notes to Consolidated Financial Statements of the Trust and CRLP included in this Form 10-Q, respectively, for additional details.
Contingencies
     We are involved in a contract dispute with a general contractor in connection with construction costs and cost overruns with respect to certain of our for-sale projects, which were being developed in a joint venture in which we are a majority owner. The contractor is affiliated with our joint venture partner.
•	In connection with the dispute, in January 2008, the contractor filed a lawsuit against us alleging, among other things, breach of contract, enforcement of a lien against real property, misrepresentation, conversion, declaratory judgment and an accounting of costs, and is seeking $10.3 million in damages, plus consequential and punitive damages. Discovery is underway regarding these proceedings.

•	Certain of the subcontractors, vendors and other parties, involved in the projects, including purchasers of units, have also made claims in the form of lien claims, general claims or lawsuits. We have been sued by purchasers of certain condominium units alleging breach of contract, fraud, construction deficiencies and misleading sales practices. Both compensatory and punitive damages are sought in these actions. Some of these claims have been resolved by negotiations and mediations, and others may also be similarly resolved. Some of these claims will likely be arbitrated or litigated to conclusion.
     We are continuing to evaluate our options and investigate these claims, including possible claims against the contractor and other parties. We intend to vigorously defend ourselves against these claims. However, no prediction of the likelihood, or amount, of any resulting loss or recovery can be made at this time and no assurance can be given that the matter will be resolved favorably.
     In connection with certain retail developments, we have received funding from municipalities for infrastructure costs. In most cases, the municipalities issue bonds that are repaid primarily from sales tax revenues generated from the tenants at each respective development. We have guaranteed the shortfall, if any, of tax revenues to the debt service requirements on the bonds. The total amount outstanding on these bonds was approximately $13.5 million at March 31, 2009 and December 31, 2008. At March 31, 2009 and December 31, 2008, no liability was recorded for these guarantees.
     As previously discussed, we have postponed future development activities, which include the Colonial Pinnacle Nord du Lac development in Covington, Louisiana. Prior to the decision to postpone this development, the Nord du Lac community development district (the “CDD”), a third-party governmental entity, had issued $24.0 million of special assessment bonds, the proceeds from which were to be used by the CDD to construct infrastructure for the benefit of the development. In addition, we have entered into leasing commitments and other agreements with certain future tenants at this development. As a result of the postponement of this development, we are evaluating various alternatives for this development, including with respect to our existing contractual obligations to certain future tenants who had previously committed to this development before it was postponed and with respect to the outstanding CDD bonds. If we are unable to reach alternative agreements with these future tenants, the tenants may choose not to participate in this development or seek damages from us as a result of the postponement of the development, or both. With respect to the CDD bonds, interest payments for 2009 will be made from an interest reserve account funded with bond proceeds. Thereafter, repayment of the bonds will be funded by special assessments on the property owner(s) within the CDD. The first special assessment is expected to be due on or about December 31, 2009. As the property owner, we intended to fund the special assessments from payments by tenants in the development. Until Colonial Pinnacle Nord du Lac is developed and leased, it is not expected to generate sufficient tenant revenues to support the full amount of the special assessments, in which case, we would be obligated to pay the special assessments to the extent not funded through tenant payments. The special assessments are not a personal liability of the property owner, but constitute a lien on the assessed property. In the event of a failure to pay the special assessments, the CDD would have the right to force the sale of the property included in the project.
     We have reclassified the amount spent to date with respect to the Colonial Pinnacle Nord du Lac development ($38.5 million, net of impairment charge recorded during 2008, as of March 31, 2009) from an active development to “Real estate assets held for sale, net” on our Consolidated Condensed Balance Sheet. In accordance with EITF 91-10, we recorded restricted cash and other liabilities for the $24.0 million CDD bond issuance. This transaction was treated as a non-cash transaction in our Consolidated Statement of Cash Flows for the twelve months ended December 31, 2008.
     In connection with the office and retail joint venture transactions, which occurred in 2007, we assumed certain contingent obligations for a total of $15.7 million, of which $6.6 million remains outstanding as of March 31, 2009.
     In January 2008, we received notification related to an unclaimed property audit for the States of Alabama and Tennessee. As of March 31, 2009, we have accrued an estimated liability.
     We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position or results of operations or cash flows.

Guarantees and Other Arrangements
     During April 2007, we committed, with our joint venture partner, to guarantee up to $7.0 million of a $34.1 million construction loan obtained by the Colonial Grand at Traditions joint venture. We, along with our joint venture partner, committed to each provide 50% of the guarantee. Construction at this site is substantially complete as the project was placed into service during 2008. As of March 31, 2009, the joint venture had drawn $33.1 million on the construction loan, which matures in April 2010. At March 31, 2009, no liability was recorded for the guarantee.
     During November 2006, we committed with our joint venture partner to guarantee up to $17.3 million of a $34.6 million construction loan obtained by the Colonial Promenade Smyrna joint venture. We and our joint venture partner each committed to provide 50% of the $17.3 million guarantee, as each partner has a 50% ownership interest in the joint venture. Construction at this site is substantially complete as the project was placed into service during 2008. As of March 31, 2009, the Colonial Promenade Smyrna joint venture had $30.1 million outstanding on the construction loan, which matures in December 2009. At March 31, 2009, no liability was recorded for the guarantee.
     During February 2006, we committed to guarantee up to $4.0 million of a $27.4 million construction loan obtained by the Colonial Grand at Canyon Creek Joint Venture. Construction at this site is complete as the project was placed into service in 2007. As of March 31, 2009, the joint venture had drawn all $27.4 million on the construction loan, which matures in June 2009. At March 31, 2009, no liability was recorded for the guarantee.
     During September 2005, in connection with the acquisition of CRT with DRA, CRLP guaranteed approximately $50.0 million of third-party financing obtained by the DRA/CRT JV with respect to 10 of the CRT properties. During 2006, seven of the ten properties were sold. The DRA/CRT JV is obligated to reimburse CRLP for any payments made under the guaranty before making distributions of cash flows or capital proceeds to the DRA/CRT JV partners. At March 31, 2009, no liability was recorded for the guarantee. As of March 31, 2009, this guarantee, which, matures in January 2010, had been reduced to $17.0 million as a result of the pay down of the associated secured debt from the sales of assets.
     In connection with the formation of Highway 150 LLC in 2002, we executed a guarantee, pursuant to which we would serve as a guarantor of $1.0 million of the debt related to the joint venture, which is collateralized by the Colonial Promenade Hoover retail property. Our maximum guarantee of $1.0 million may be requested by the lender, only after all of the rights and remedies available under the associated note and security agreements have been exercised and exhausted. At March 31, 2009, the total amount of debt of the joint venture was approximately $16.3 million and matures in December 2012. At March 31, 2009, no liability was recorded for the guarantee.
     In connection with the contribution of certain assets to CRLP, certain partners of CRLP have guaranteed indebtedness of the Company totaling $26.5 million at March 31, 2009. The guarantees are held in order for the contributing partners to maintain their tax deferred status on the contributed assets. These individuals have not been indemnified by the Company.
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
Off-Balance Sheet Arrangements
     At March 31, 2009, our pro-rata share of mortgage debt of unconsolidated joint ventures is $476.8 million. The aggregate maturities of this mortgage debt are as follows:

(in millions)
2009	$88.3
2010	117.8
2011	10.8
2012	6.6
2013	12.9
Thereafter	240.4

$476.8

Of this debt, $70.4 million, $11.5 million and $4.2 million for years 2009, 2010 and 2011, respectively, includes an option for at least a one-year extension.
     As part of the DRA/CRT joint venture, in which we are a 15% minority partner, the loan collateralized by Broward Financial Center, a 326,000 square foot office building located in Ft. Lauderdale, Florida, in the amount of $46.5 million (our portion is $7.0 million), matured on March 1, 2009. However, no refinancing options had been obtained for the loan upon maturity, and the joint venture did not repay the principal amount due on the loan, but continues to remain current on the interest payments. We and our joint venture partner are currently in negotiations with the special servicer regarding refinancing options available by the current lender. While no assurance can be given that the joint venture partnership will be able to refinance the loan on reasonable terms, we anticipate that the joint venture will be able to renegotiate an extension of the current loan with the existing lender. If the joint venture is unable to obtain additional financing, payoff the existing loan, or renegotiate suitable terms with the existing lender, the lender would have the right to foreclose on the property in question and, accordingly, the joint venture will lose its interest in the asset.
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
Critical Accounting Policies and Estimates
     Please refer to the Trust’s 2008 Annual Report on Form 10-K and to CRLP’s 2008 Annual Report on Form 10-K for discussions of our critical accounting policies, which include principles of consolidation; land, buildings and equipment (including impairment); acquisition of real estate assets; undeveloped land and construction in progress; valuation of receivables; notes receivable; deferred debt and lease costs; derivative instruments; share-based compensation; revenue recognition; segment reporting; investments in joint ventures; investment and development expenses; assets and liabilities at fair value; and recent accounting pronouncements. During the three months ended March 31, 2009 there were no material changes to these policies.
Derivatives and Hedging
     Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium.
     The effective portion of changes in the fair value of derivatives that are designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” on the Consolidated Condensed Balance Sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. We did not have any active cash flow hedges during the three months ended March 31, 2009.

     At March 31, 2009, we had $4.0 million in “Accumulated other comprehensive loss” related to settled or terminated derivatives. Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense and debt cost amortization” as interest payments are made on our variable-rate debt or to “Loss on hedging activities” at such time that the interest payments on the hedged debt become probable of not occurring as a result of our senior note repurchase program. The changes in “Accumulated other comprehensive loss” for reclassifications to “Interest expense and debt cost amortization” tied to interest payments on the hedged debt was $0.1 million and $0.2 million during the three months ended March 31, 2009 and 2008, respectively. The changes in “Accumulated other comprehensive loss” for reclassification to “Loss on hedging activities” related to interest payments on the hedged debt that have been deemed no longer probable to occur as a result of our senior note repurchase program was $1.1 million for the three months ended March 31, 2009. We did not reclassify amounts to “Loss on hedging activities” for the three months ended March 31, 2008.
     Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of SFAS 133. As of March 31, 2009, we had no derivatives that were not designated as a hedge in a qualifying hedging relationship.
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
     An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At March 31, 2009, our exposure to rising interest rates was mitigated by our high percentage of consolidated fixed rate debt of 97%, which represents an increase of 15% since December 31, 2008. This increase is a result of the proceeds received from the fixed-rate Fannie Mae Loan which were used to pay down a portion of the borrowings outstanding on our variable rate unsecured credit facility. As it relates to the short-term, an increase in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.
Funds From Operations
     Funds from Operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (NAREIT), means income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of depreciated property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing our performance. We believe that FFO is useful to investors because it provides an additional indicator of our financial and operating performance. This is because, by excluding the effect of real estate depreciation and gains (or losses) from sales of properties (all of which are based on historical costs which may be of limited relevance in evaluating current performance), FFO can facilitate comparison of operating performance among equity REITs. FFO is a widely recognized measure in our industry. We believe that the line on our consolidated statement of operations entitled “net income available to common shareholders” is the most directly comparable GAAP measure to FFO. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes that the use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. In addition to company management evaluating the operating performance of our reportable segments based on FFO results, management uses FFO and FFO per share, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to key employees. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO should not be considered (1) as an alternative to net income (determined in accordance with GAAP), (2) as an indicator of financial performance, (3) as cash flow from operating activities (determined in accordance with GAAP) or (4) as a measure of liquidity nor is it indicative of sufficient cash flow to fund all of the company’s needs, including our ability to make distributions.

     The following information is provided to reconcile net income available to common shareholders of the Trust, the most comparable GAAP measure, to FFO, and to show the items included in our FFO for the periods indicated.

	Three Months Ended
	March 31,
(in thousands, except per share and unit data)	2009	2008

Net income available to common shareholders	$13,875	$14,227
Income allocated to participating securities	$(106)	$(94)
Noncontrolling interest in CRLP	2,531	3,016
Noncontrolling interest in gain/(loss) on sales of undepreciated property	992	—

Total	$17,292	$17,149

Adjustments (consolidated):
Real estate depreciation	27,408	23,218
Real estate amortization	342	366
Consolidated gains from sales of property, net of income tax and noncontrolling interest	(5,425)	(4,844)
Gains from sales of undepreciated property, net of income tax and noncontrolling interest (1)	3,731	1,925
Adjustments (unconsolidated subsidiaries):	—
Real estate depreciation	4,785	5,150
Real estate amortization	1,814	2,358
Gains from sales of property	19	(12,298)

Funds from operations (2)	$49,966	$33,024

FFO per Share (2)
Basic	$0.88	$0.58

Diluted	$0.88	$0.58

Weighted average common shares outstanding — basic	48,202	46,853
Weighted average partnership units outstanding — basic (3)	8,823	10,015

Weighted average shares and units outstanding — basic	57,025	56,868
Effect of diluted securities	—	161

Weighted average shares and units outstanding — diluted	57,025	57,029

(1)	We recognize incremental gains on condominium sales in FFO, net of provision for income taxes, to the extent that net sales proceeds, less costs of sales, from the sale of condominium units exceeds the greater of their fair value or net book value as of the date the property is acquired by our taxable REIT subsidiary.

(2)	FFO for the three months ended March 31, 2009 includes $1.0 million of non-cash impairment charges, which is equivalent to $0.02per basic and diluted share (net of income taxes).

(3)	Represents the weighted average of outstanding units of noncontrolling interest in Colonial Realty Limited Partnership.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     As of March 31, 2009, we had approximately $51.3 million of outstanding variable rate debt. We do not believe that the interest rate risk represented by our variable rate debt is material in relation to our $1.7 billion of outstanding total debt and our $3.1 billion of total assets as of March 31, 2009.
     If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease annual future earnings and cash flows by approximately $0.5 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $0.5 million. This assumes that the amount outstanding under our variable rate debt remains approximately $51.3 million, the balance as of March 31, 2009.
     As of March 31, 2009, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).
Item 4. Controls and Procedures
(a)	Disclosure controls and procedures.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. An evaluation was performed under the supervision and with the participation of management, including the Company’s chief executive officer and chief financial officer, on behalf of both the Trust and CRLP, of the effectiveness as of March 31, 2009 of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
     You should carefully consider the risk factors contained in the Annual Reports on Form 10-K for the fiscal year ended December 31, 2008 of the Trust and CRLP, respectively, and the descriptions included in our consolidated financial statements and accompanying notes before making an investment decision regarding our Company. The risks and uncertainties described herein and in the 2008 Annual Reports on Form 10-K of the Trust and CRLP, respectively, are not the only ones facing us and there may be additional risks that we do not presently know of or that we currently consider not likely to have a significant impact. All of these risks could adversely affect our business, financial condition, results of operations and cash flows. In addition to the risks identified in the 2008 Annual Reports on Form 10-K of the Trust and CRLP, respectively, we are also subject to the following additional risks:
Further Downgrades in Our Credit Ratings Could Adversely Affect Our Performance
     During the first quarter of 2009, Moody’s Investors Service lowered the credit rating on our senior unsecured debt to Ba1 from Baa3. Additionally, Standard & Poor’s lowered the credit rating on our senior unsecured debt to BB+ from BBB- and the rating on our preferred stock to B+ from BB. While the downgrades by both Moody’s Investors Service and Standard & Poor’s do not affect our ability to draw proceeds under our unsecured line of credit, the pricing on the credit facility has adjusted from LIBOR plus 75 basis points to LIBOR plus 105 basis points. The downgrade had the effect of increasing our borrowing costs, and further downgrades, while not impacting our borrowing costs, could shorten borrowing periods, thereby adversely impacting our ability to borrow secured and unsecured debt and otherwise limiting our access to capital, which could adversely affect our business, financial condition and results of operations.
A large number of shares available for future sale, and further issuances of equity securities, could adversely affect the market price of our common shares and may be dilutive to current shareholders.
     The sales of a substantial number of common shares, or the perception that such sales could occur, could adversely affect March 31, 2009: we may issue up to 8,855,184 common shares of the Trust upon redemption of currently outstanding units of CRLP; the Trust has filed a registration statement with the Securities and Exchange Commission allowing us to offer, from time to time, equity securities of the Trust (including common or preferred shares) for an aggregate initial public offering price of up to $500 million on an as-needed basis subject to our ability to affect offerings on satisfactory terms based on prevailing conditions; and the Trust’s Board of Trustees has authorized management to issue up to $50 million in common shares under this registration statement through a continuous equity issuance program, which we expect to put in place during the second quarter of 2009. Additionally, the Trust’s Board of Trustees can authorize the issuance of additional securities without shareholder approval. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including issuances of common and preferred equity. No prediction can be made about the effect that future distribution or sales of common shares of the Trust will have on the market price of the Trust’s common shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On March 12, 2009, the Trust issued 5,787 common shares in exchange for common units of CRLP. The units were tendered for redemption by certain limited partners of CRLP in accordance with the terms of CRLP’s Third Amended and Restated Agreement of Limited Partnership, as amended (the “CRLP Partnership Agreement”). These common shares were issued in private placement transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, based on an exchange ratio of one common share for each common unit of CRLP.
     A summary of repurchases by the Trust of our common shares for the three months ended March 31, 2009 is as follows:

			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that may yet be
	Total Number of Shares	Average Price Paid	Announced Plans or	Purchased Under the
	Purchased (1)	per Share	Programs	Plans

January 1 — January 31, 2009	3,489	$8.30	—	—
February 1 — February 28, 2009	1,359	$5.74	—	—
March 1 — March 31, 2009	140	$4.05	—	—

Total	4,988	$7.48	—	—

(1)	Represents the number of shares acquired by us from employees as payment of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third Amended and Restated Stock Option and Restricted Stock Plan. Whenever the Trust purchases or redeems its preferred and common shares, CRLP purchases, redeems or cancels an equivalent number of common units. Accordingly, during the three months ended March 31, 2009, CRLP acquired a equal number of common units corresponding to the number of common shares listed in the Table above.
     The Trust from time to time issues common shares pursuant to its Direct Investment Program, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, its Employee Share Option and Restricted Share Plan, and its 2008 Omnibus Incentive Plan in transactions that are registered under the Securities Act of 1933, as amended (the “Act”). Pursuant to the CRLP Partnership Agreement each time the Trust issues common shares pursuant to the foregoing plans, CRLP issues to the Trust, its general partner, an equal number of units for the same price at which the common shares were sold, in transactions that are not registered under the Act in reliance on Section 4(2) of the Act due to the fact that units were issued only to the Trust and therefore, did not involve a public offering. During the quarter ended March 31, 2009, CRLP issued 87,964 common units to the Trust for direct investments and other issuances under employee and nonemployee plans for an aggregate of approximately $0.1 million.
Item 6. Exhibits
     The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COLONIAL PROPERTIES TRUST
Date: May 8, 2009	By:	/s/ C. Reynolds Thompson, III
C. Reynolds Thompson, III
President and Chief Financial Officer

Date: May 8, 2009	By:	/s/ Bradley P. Sandidge
Bradley P. Sandidge
Executive Vice President, Accounting

COLONIAL REALTY LIMITED PARTNERSHIP, A Delaware limited partnership
	By:	Colonial Properties Trust
Its General Partner

Date: May 8, 2009	By:	/s/ C. Reynolds Thompson, III
C. Reynolds Thompson, III
President and Chief Financial Officer

Date: May 8, 2009	By:	/s/ Bradley P. Sandidge
Bradley P. Sandidge
Executive Vice President, Accounting

Index of Exhibits

10.1	Master Credit Facility Agreement by and between CMF 15 Portfolio LLC, as Borrower, Colonial Realty Limited Partnership, as Guarantor, and PNC ARCS LLC, as Lender.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2009	—

10.2	Fixed Facility Note (Standard Maturity) dated February 27, 2009, in the original principal amount of $259 million made by CMF 15 Portfolio LLC to the order of PNC ARCS LLC.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2009	—

10.3	Fixed Facility Note (Standard Maturity) dated February 27, 2009, in the original principal amount of $91 million made by CMF 15 Portfolio LLC to the order of PNC ARCS LLC.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2009	—

12.1	Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Share Distributions for the Trust	Filed herewith	Page 82

12.2	Computation of Ratio of Earnings to Fixed Charges for CRLP	Filed herewith	Page 83

31.1	Certification of the Chief Executive Officer of the Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith	Page 84

31.2	Certification of the Chief Financial Officer of the Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith	Page 85

31.3	Certification of the Chief Executive Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith	Page 86

31.4	Certification of the Chief Financial Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith	Page 87

32.1	Certification of the Chief Executive Officer of the Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith	Page 88

32.2	Certification of the Chief Financial Officer of the Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith	Page 89

32.3	Certification of the Chief Executive Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith	Page 90

32.4	Certification of the Chief Financial Officer of the Trust, in its capacity as general partner of CRLP, required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith	Page 91