Form 10-Q
period 2013-09-30
COLONIAL REALTY LIMITED PARTNERSHIP
filed 2013-11-07
CIK 1013844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-20707

COLONIAL REALTY LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Delaware	63-1098468
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)
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

YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☑

COLONIAL REALTY LIMITED PARTNERSHIP
INDEX TO FORM 10-Q

Page
PART I: FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements:

Consolidated Condensed Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012 (audited)	3

Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months ended September 30, 2013 and 2012 (unaudited)	4

Consolidated Condensed Statements of Cash Flows for the Nine Months ended September 30, 2013 and 2012 (unaudited)	5

Consolidated Statements of Partners' Equity for the Nine Months ended September 30, 2013 and 2012 (unaudited)	6

Notes to Consolidated Condensed Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures about Market Risk	41

Item 4. Controls and Procedures	41

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	42

Item 1A. Risk Factors	42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 6. Exhibits	44

SIGNATURES	45

EXHIBIT INDEX	46

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except unit data)

	(unaudited)	(audited)
	September 30, 2013	December 31, 2012
ASSETS
Land, buildings & equipment	$3,456,917	$3,489,322
Undeveloped land and construction in progress	282,279	296,153
Less: Accumulated depreciation	(874,681)	(804,962)
Real estate assets held for sale, net	2,367	93,450
Net real estate assets	2,866,882	3,073,963
Cash and cash equivalents	63,396	11,674
Restricted cash	6,825	38,128
Accounts receivable, net	16,730	23,977
Notes receivable	40,721	42,399
Prepaid expenses	17,851	19,460
Deferred debt and lease costs	14,614	23,938
Investment in partially-owned entities	4,282	7,777
Other assets	13,128	44,844
Total assets	$3,044,429	$3,286,160
LIABILITIES AND EQUITY
Notes and mortgages payable	$1,541,530	$1,643,361
Unsecured credit facility	135,000	188,631
Total debt	1,676,530	1,831,992
Accounts payable	47,235	53,496
Accrued interest	8,091	10,209
Accrued expenses	40,497	41,652
Other liabilities	25,805	36,751
Total liabilities	1,798,158	1,974,100
Redeemable units, at redemption value - 7,151,752 and 7,152,752 units outstanding at September 30, 2013 and December 31, 2012, respectively	168,557	162,056
General partner —
Common equity - 88,837,923 and 88,212,644 units outstanding at September 30, 2013 and December 31, 2012, respectively	1,092,893	1,174,321
Limited partners’ noncontrolling interest in consolidated partnership	—	695
Accumulated other comprehensive loss	(15,179)	(25,012)
Total equity	1,077,714	1,150,004
Total liabilities and equity	$3,044,429	$3,286,160

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Minimum rent	$83,748	$76,746	$247,155	$225,367
Tenant recoveries	698	646	2,019	1,924
Other property related revenue	19,302	14,477	54,432	40,362
Other non-property related revenue	69	1,275	373	4,090
Total revenues	103,817	93,144	303,979	271,743
Operating expenses:
Property operating expense	31,827	26,753	85,036	75,378
Taxes, licenses and insurance	12,798	10,342	37,735	30,647
Property management expense	5,755	3,238	15,067	9,085
General and administrative expense	6,993	5,896	16,299	17,108
Management fees and other expenses	584	1,392	855	5,206
Merger-related expenses	17,294	—	18,447	—
Investment and development expenses	129	41	689	632
Depreciation	31,333	28,496	91,935	84,286
Amortization	480	387	2,530	2,293
Impairment and other losses	28,343	547	29,345	1,441
Total operating expenses	135,536	77,092	297,938	226,076
(Loss) income from operations	(31,719)	16,052	6,041	45,667
Other income (expense):
Interest expense	(20,534)	(23,037)	(63,729)	(69,367)
Debt cost amortization	(1,578)	(1,450)	(4,337)	(4,286)
Interest income	721	459	1,651	2,010
Income (loss) from partially-owned unconsolidated entities	251	(517)	3,249	17,360
(Loss) gain on sale of property	(466)	142	(441)	(94)
Taxes and other	(281)	(224)	(736)	(690)
Total other income (expense)	(21,887)	(24,627)	(64,343)	(55,067)
Loss from continuing operations	(53,606)	(8,575)	(58,302)	(9,400)
Income from discontinued operations	227	1,613	2,994	9,573
Gain (loss) on disposal of discontinued operations	1,794	—	27,703	(14)
Net income from discontinued operations	2,021	1,613	30,697	9,559
Net (loss) income	(51,585)	(6,962)	(27,605)	159
Noncontrolling interest of limited partners — continuing operations	20	(12)	(525)	(29)
Noncontrolling interest of limited partners — discontinued operations	(14)	—	(14)	—
Net (loss) income available to common unitholders	(51,579)	(6,974)	(28,144)	130
Net loss available to common unitholders allocated to limited partners — continuing operations	3,993	645	4,394	398
Net income available to common unitholders allocated to limited partners — discontinued operations	(150)	(121)	(2,292)	(720)
Net loss available to common unitholders allocated to general partner	$(47,736)	$(6,450)	$(26,042)	$(192)
Net (loss) income per common unit — basic:
Continuing operations	$(0.56)	$(0.09)	$(0.62)	$(0.11)
Discontinued operations	0.02	0.01	0.32	0.10
Net (loss) income per common unit — basic	$(0.54)	$(0.08)	$(0.30)	$(0.01)
Net (loss) income per common unit — diluted:
Continuing operations	$(0.56)	$(0.09)	$(0.62)	$(0.11)
Discontinued operations	0.02	0.01	0.32	0.10
Net (loss) income per common unit — diluted	$(0.54)	$(0.08)	$(0.30)	$(0.01)
Weighted average common units outstanding:
Basic	95,422	94,478	95,217	94,344
Diluted	95,422	94,478	95,217	94,344
Net (loss) income attributable to common unitholders	$(51,579)	$(6,974)	$(28,144)	$130
Other comprehensive (loss) income:
Changes in fair value of qualifying hedges	(3,158)	(5,151)	4,762	(15,736)
Reclassification adjustment for amounts included in net (loss) income	1,984	1,931	5,865	5,263
Comprehensive loss	$(52,753)	$(10,194)	$(17,517)	$(10,343)

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(27,605)	$159
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	97,809	99,976
Income from partially-owned unconsolidated entities	(3,249)	(17,360)
(Gain) loss on sale of property	(27,262)	392
Impairment and other losses	31,456	4,692
Distributions of income from partially-owned unconsolidated entities	359	689
Share-based compensation expense	5,869	6,594
Other, net	243	(361)
Change in:
Restricted cash	3,076	609
Accounts receivable	6,158	4,422
Prepaid expenses	1,609	732
Other assets	2,670	2,998
Accounts payable	1,203	(3,738)
Accrued interest	(2,118)	3,988
Accrued expenses and other	3,356	22,941
Net cash provided by operating activities	93,574	126,733
Cash flows from investing activities:
Acquisition of properties	(88,397)	(78,490)
Development expenditures	(68,240)	(72,402)
Capital expenditures, tenant improvements and leasing commissions	(22,825)	(22,130)
Proceeds from sales of property, net of selling costs	320,632	10,906
Restricted cash	28,227	19,352
Repayments of notes receivable	1,724	1,874
Distributions from partially-owned unconsolidated entities	5,917	3,029
Capital contributions to partially-owned unconsolidated entities	—	(54)
Net cash provided by (used in) investing activities	177,038	(137,915)
Cash flows from financing activities:
Proceeds from additional borrowings	—	150,000
Proceeds from dividend reinvestment plan and exercise of stock options	6,663	5,326
Principal reductions of debt	(102,021)	(81,868)
Payment of debt issuance costs	—	(5,309)
Proceeds from borrowings on revolving credit lines	425,000	515,000
Payments on revolving credit lines and overdrafts	(488,224)	(522,153)
Dividends paid to common shareholders	(55,802)	(47,468)
Distributions to noncontrolling partners in CRLP	(4,506)	(3,867)
Net cash (used in) provided by financing activities	(218,890)	9,661
Increase (decrease) in cash and cash equivalents	51,722	(1,521)
Cash and cash equivalents, beginning of period	11,674	6,452
Cash and cash equivalents, end of period	$63,396	$4,931

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including amounts capitalized	$66,833	$66,303

Supplemental disclosure of non-cash transactions:
Settlement of UCO litigation - transfer of residential lots	$5,925	$—
Change in accrual of construction expenses and capital expenditures	$(5,485)	$2,786

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands)

	General Partner Common Equity	Limited Partners’ Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total	Redeemable Common Units
For the nine months ended September 30, 2013 and 2012
Balance, December 31, 2011	$1,224,947	$728	$(16,906)	$1,208,769	$159,582
Net income (loss)	(192)	29		(163)	322
Reclassification adjustment for amounts included in net income (loss)			4,868	4,868	395
Changes in fair value of qualifying hedges			(14,554)	(14,554)	(1,182)
Distributions to common unitholders	(47,468)			(47,468)	(3,867)
Change in interest of limited partners		(57)		(57)
Contributions from partners and the Company related to employee stock purchase, dividend reinvestment plans	12,064			12,064
Redemption of partnership units for shares	359			359	(359)
Change in redeemable noncontrolling interest	(5,202)			(5,202)	5,202
Balance, September 30, 2012	$1,184,508	$700	$(26,592)	$1,158,616	$160,093

Balance, December 31, 2012	$1,174,321	$695	$(25,012)	$1,150,004	$162,056
Net income (loss)	(26,042)	539		(25,503)	(2,102)
Reclassification adjustment for amounts included in net income (loss)			5,427	5,427	438
Changes in fair value of qualifying hedges			4,406	4,406	356
Distributions to common unitholders	(55,802)			(55,802)	(4,506)
Change in interest of limited partners		(1,234)		(1,234)
Contributions from partners and the Company related to employee stock purchase and dividend reinvestment plans	12,731			12,731
Redemption of partnership units for shares	22			22	(22)
Change in redeemable noncontrolling interest	(12,337)			(12,337)	12,337
Balance, September 30, 2013	$1,092,893	$—	$(15,179)	$1,077,714	$168,557

The accompanying notes are an integral part of these consolidated financial statements.

COLONIAL REALTY LIMITED PARTNERSHIP
NOTES TO
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)
The consolidated condensed financial statements of Colonial Realty Limited Partnership ("CRLP") have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. The following notes, which represent interim disclosures as required by the SEC, highlight significant changes to the notes included in the December 31, 2012 audited consolidated financial statements of CRLP and should be read together with the consolidated financial statements and notes thereto included in the Colonial Realty Limited Partnership 2012 Annual Report on Form 10-K.
Effective October 1, 2013, pursuant to the Agreement and Plan of Merger, dated as of June 3, 2013, an indirect, wholly-owned subsidiary of Mid-America Apartments, L.P., (“MAA LP”), the operating partnership of Mid-America Apartment Communities, Inc. (“MAA”), merged with and into CRLP, with CRLP surviving the merger (the “Partnership Merger”) and, immediately following the Partnership Merger, Colonial Properties Trust, an Alabama real estate investment trust (the “Trust”) merged with and into MAA, with MAA surviving the merger (the “Parent Merger” and together with the Partnership Merger, the “Mergers”). See Note 14 - "Merger with MAA" for additional details. All other footnotes contained in this Form 10-Q have been prepared as of September 30, 2013.

Note 1 — Organization and Business

CRLP is the operating partnership of the Trust, whose shares are traded on the New York Stock Exchange. As used herein, "Colonial" means CRLP, together with its consolidated subsidiaries, including Colonial Properties Services, Inc. (“CPSI”) and Colonial Properties Services Limited Partnership (“CPSLP”). As of September 30, 2013, the Trust was the sole general partner of, and, owned a 92.6% limited partner interest in CRLP, and is vested with managerial control and authority over the business and affairs of CRLP.
Colonial's activities include full or partial ownership and operation of a portfolio of 122 properties, consisting of multifamily and commercial properties located in 11 states (Alabama, Arizona, Florida, Georgia, Louisiana, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia).
As of September 30, 2013, Colonial owned or maintained a partial ownership in:

						Total
	Consolidated	Units/Sq.	Unconsolidated	Units/Sq.	Total	Units/Sq.
	Properties	Feet (1)	Properties	Feet (1)	Properties	Feet (1)
Multifamily apartment communities	115	34,370	1	288	116	34,658
Commercial properties	4	806,000	2	178,000	6	984,000
______________________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes spaced owned by anchor tenants.

Note 2 — Summary of Significant Accounting Policies

The consolidated financial statements include CRLP, and all of its consolidated subsidiaries, including CPSI and CPSLP. CPSI is a taxable REIT subsidiary of the Trust that is not entitled to a dividends paid deduction and is subject to federal, state and local income taxes. CPSI provides property development, leasing and management services for third-party owned properties and administrative services to CRLP. CRLP generally reimburses CPSI for payroll and other costs incurred in providing services to CRLP. All inter-company transactions are eliminated in the accompanying consolidated financial statements.

Entities in which CRLP owns, directly or indirectly, a fifty percent or less interest and does not control are reflected in the consolidated financial statements as investments accounted for under the equity method. Under this method, the investment is carried at cost plus or minus equity in undistributed earnings or losses since the date of acquisition. For those entities in which CRLP owns less than 100% of the equity interest, CRLP consolidates the entity if CRLP has the direct or indirect ability to make major decisions about the entities' activities based on the terms of the respective joint venture agreements which specify the sharing of participating and protective rights such as decisions regarding major leases, encumbering the entities with debt and whether to dispose of entities. CRLP also consolidates certain partially-owned entities and other subsidiaries if CRLP owns less than 100% of the equity interest and is deemed to be the primary beneficiary. CRLP eliminates in consolidation revenues and expenses associated with its percentage interest in unconsolidated subsidiaries.

CRLP recognizes minority interest in its Consolidated Balance Sheets for partially-owned entities that CRLP consolidates. The minority partners' share of current operations is reflected in minority interest of limited partners in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Pursuant to CRLP's Third Amended and Restated Agreement of Limited Partnership, as amended, each time the Trust issues shares, it contributes to CRLP any net proceeds raised in connection with the issuance and CRLP issues an equivalent number of units to the Trust.  Similarly, whenever the Trust purchases or redeems its preferred and common shares, CRLP purchases, redeems or cancels an equivalent number of its units.
Unaudited Interim Consolidated Condensed Financial Statements
The accompanying unaudited interim consolidated condensed financial statements of CRLP have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, including rules and regulations of the SEC. Accordingly, the interim financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The Consolidated Condensed Balance Sheets at December 31, 2012 of CRLP have been derived from the respective audited financial statements at that date, but do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
Notes Receivable
Notes receivable consists primarily of promissory notes representing loans by CRLP to third parties. CRLP records notes receivable at cost. CRLP evaluates the collectability of both interest and principal for each of its notes to determine whether they are impaired. A note is considered to be impaired when, based on current information and events, it is probable that CRLP will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the allowance is calculated by comparing the recorded investment to either the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the value of the collateral if the note is collateral-dependent. As of September 30, 2013, CRLP did not have any impaired notes receivable.
As of September 30, 2013, CRLP had notes receivable of $40.7 million consisting primarily of:

•
$23.9 million outstanding on the construction note, which is secured by the property, for the Colonial Promenade Smyrna joint venture, which CRLP acquired from the lender in May 2010. On January 31, 2012, CRLP and the joint venture amended the note and related loan documents to extend the maturity date to December 2012, fix the annual interest rate at 5.25%, provide for two additional one-year extension options and reduce the joint venture partner's guarantee to $1.3 million. In December 2012, the joint venture opted to extend the maturity date to December 2013 with a fixed interest rate of 5.38%, and

•	$15.8 million outstanding on a seller-financing note with a five-year term at an annual interest rate of 5.60% associated with the disposition of Colonial Promenade at Fultondale in February 2009.

CRLP had accrued interest related to its outstanding notes receivable of $0.3 million as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013 and December 31, 2012, CRLP had no reserve recorded against its outstanding notes receivable. The weighted average interest rate on the notes receivable outstanding at September 30, 2013 and December 31, 2012 was approximately 5.5%. Interest income is recognized on an accrual basis.

Fair Value Measures

CRLP applies the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between willing market participants. Additional disclosures focusing on the methods used to determine fair value are also required using the following hierarchy:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•	Level 2 — Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

•	Level 3 — Unobservable inputs for the assets or liability.

CRLP applies ASC 820 in relation to the valuation of real estate assets recorded at fair value, to its impairment valuation analysis of real estate assets (see Note 3 - "Real Estate Activity"), to its disclosure of the fair value of financial instruments, which principally consists of indebtedness (see Note 10 - "Financing Activities"), to its disclosure of fair value of derivative financial instruments (see Note 11 - "Derivatives and Hedging") and to notes receivable (see below). The following table presents CRLP 's real estate assets (non-recurring measures) and derivative financial instruments (recurring measures) reported at fair market value and the related level in the fair value hierarchy as defined by ASC 820 used to measure those assets, liabilities and disclosures:

	Fair value measurements as of
($ in thousands)	September 30, 2013
Assets (Liabilities)	Total	Level 1	Level 2	Level 3
Real estate assets	$37,272	$—	$—	$37,272
Derivative financial instruments	$(15,595)	$—	$(15,595)	$—

Real estate assets

Real estate assets were valued using sales activity for similar assets, current contracts and using inputs management believes are consistent with those that market participants would use. Because real estate assets were valued using unobservable inputs, these fair value measures are considered Level 3 in the fair value hierarchy. The fair values of these assets are determined using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, stabilized net operating income, cost structure and discount rates and (ii) comparable sales activity, including current offers. The valuation technique and related inputs vary with the specific facts and circumstances of each project.

Derivative financial instruments

Currently, CRLP uses interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

To comply with the provisions of ASC 820, CRLP incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, CRLP, in conjunction with the FASB's fair value measurement guidance, made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Although CRLP has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2013, CRLP has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, CRLP has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Indebtedness

At September 30, 2013, the estimated fair value of fixed rate debt was approximately $1.57 billion (carrying value of $1.53 billion) and the estimated fair value of CRLP’s variable rate debt, including CRLP’s unsecured credit facility, is consistent with the carrying value of $147.2 million (the "Credit Facility," see Note 10 — Financing Activities - Unsecured Revolving Credit Facility). CRLP has determined that the fair value of its fixed and variable rate debt is classified as Level 2 of the fair value hierarchy.

Notes Receivable

The estimated fair value of CRLP’s notes receivable at September 30, 2013 and December 31, 2012 was consistent with the carrying values of approximately $40.7 million and $42.4 million, respectively, based on market rates and similar financing arrangements after giving consideration to the credit standing of the borrowers. CRLP has determined that the fair value of its notes receivable is classified as Level 3 of the fair value hierarchy.
The disclosure of estimated fair values was determined by management using available market information, considering market participant assumptions and appropriate valuation methodologies available to management at September 30, 2013. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, there can be no assurance that the estimates presented above are indicative of the amounts CRLP could realize on disposition of the real estate assets or financial instruments. The use of different market assumptions and/or estimation methodologies could have material effect on the estimated fair value amounts.

Accounting Pronouncements Recently Adopted

In February 2013, the FASB issued ASU 2013-02, an update to ASC 220, Comprehensive Income. ASU 2013-02 was issued to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. ASU 2013-02 was adopted by CRLP on January 1, 2013. The adoption of ASU 2013-02 did not have a material impact on CRLP's consolidated financial statements.

Note 3 — Real Estate Activity
Acquisition Activity
During the nine months ended September 30, 2013, CRLP acquired the following multifamily apartment communities:

			Effective
Acquisition	Location	Units	Acquisition Date	Purchase Price
				(in millions)
Colonial Grand at Windermere	Orlando, FL	280	March 1, 2013	$43.0
Colonial Reserve at Frisco Bridges	Dallas, TX	252	May 31, 2013	$36.2
The results of operations of the above mentioned acquisitions have been included in the consolidated financial statements since the date of acquisition. These acquisitions were funded with proceeds from 2012 and 2013 asset dispositions and borrowings on CRLP's Credit Facility.
The following unaudited pro forma financial information for the nine months ended September 30, 2013 and 2012, gives effect to the above operating property acquisitions as if they had occurred at the beginning of the period presented. The information for the nine months ended September 30, 2013, includes pro forma results for the portion of the period prior to the acquisition date and actual results from the date of acquisition through the end of the period. The information for the nine months ended September 30, 2012, also includes pro forma results for five acquisitions completed in 2012 as if they had occurred at the beginning of this period. The pro forma results are not intended to be indicative of the results of future operations.

	Nine Months Ended
	September 30,
($ in thousands, except per unit data)	2013	2012
Total revenue	$308,924	$288,488
Net loss available to common unitholders	$(31,834)	$(5,451)
Net loss per common unit — dilutive	$(0.33)	$(0.06)

Disposition Activity
On September 17, 2013, CRLP sold Colonial Promenade Tannehill, a 421,000 square-feet retail asset located in Birmingham, AL, for $38.5 million. The proceeds from the sale were used to repay a portion of the outstanding balance on CRLP's Credit Facility.
On June 27, 2013, CRLP sold Colonial Village at Pinnacle Ridge, a 166-unit multifamily apartment community located in Asheville, North Carolina, for $13.4 million. The proceeds from the sale were used to fund investment activities through a tax-deferred exchange under Section 1031 of the Internal Revenue Code, as amended, (the "Code") as part of CRLP's multifamily recycling strategy.
On May 23, 2013, CRLP sold Three Ravinia, an 814,000 square-feet office asset located in Atlanta, Georgia, for $144.3 million. The proceeds from the sale were used to repay a portion of the outstanding balance on CRLP's Credit Facility.
On April 17, 2013, CRLP sold Colonial Reserve at West Franklin, a 332-unit multifamily apartment community located in Richmond, Virginia, for $23.8 million. The proceeds were used to fund investment activities through tax-deferred exchanges under Section 1031 of the Code as part of CRLP's multifamily recycling strategy.
On February 1, 2013, CRLP sold Metropolitan Midtown, a commercial asset located in Charlotte, North Carolina, comprised of 170,000 square-feet of office space and 172,000 square-feet of retail space, for an aggregate sales price of $94.4 million. The proceeds from the sale were used to repay a portion of the outstanding balance on CRLP's Credit Facility, which is used to fund CRLP's multifamily development pipeline.
In addition, during the three and nine months ended September 30, 2013, CRLP sold consolidated parcels of land for an aggregate sales price of $1.8 million and $8.6 million, respectively. The proceeds from the sale were used to repay a portion of the borrowings on CRLP's Credit Facility.

Net income/(loss) and gain/(loss) on disposition of real estate for properties sold in which CRLP does not maintain continuing involvement are reflected in the Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) of CRLP as discontinued operations for all periods presented.
Additionally, CRLP classifies real estate assets as held for sale only after CRLP has received approval by the Investment Committee of the Board of Trustees of the Trust, has commenced an active program to sell the assets, does not intend to retain a continuing interest in the property and in the opinion of CRLP’s management, it is probable the assets will sell within the next 12 months. As of September 30, 2013, CRLP had classified one for-sale development as held for sale. This real estate asset is reflected in the accompanying Consolidated Condensed Balance Sheets of CRLP at $2.4 million as of September 30, 2013, which represents the lower of depreciated cost or fair value less costs to sell. There was no mortgage debt associated with this asset as of September 30, 2013.

Below is a summary of the operations of the properties classified as discontinued operations during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2013	2012	2013	2012
Property revenues:
Minimum rent	$712	$10,070	$8,938	$30,400
Tenant recoveries	250	2,217	3,282	6,812
Other revenue	3	1,123	843	3,718
Total revenues	965	13,410	13,063	40,930

Property expenses:
Property operating and administrative expense	489	5,113	4,909	15,064
Depreciation	—	2,644	2,057	10,378
Amortization	27	1,098	1,096	2,739
Impairment and other losses	254	2,979	2,111	3,251
Total operating expenses	770	11,834	10,173	31,432

Interest income (expense), net	32	37	104	75
Income from discontinued operations before net loss on
disposition of discontinued operations	227	1,613	2,994	9,573
Net gain (loss) on disposition of discontinued operations	1,794	—	27,703	(14)
Noncontrolling interest in CRLP from discontinued operations	(150)	(121)	(2,292)	(720)
Noncontrolling interest to limited partners	(14)	—	(14)	—
Income from discontinued operations attributable to parent
company	$1,857	$1,492	$28,391	$8,839
Impairment and Other Losses
During the three months ended September 30, 2013, as a result of a change in management's intent and potential sale of the asset, CRLP recorded a $26.6 million non-cash impairment charge on one of CRLP's commercial assets. CRLP also recorded $1.0 million net in loss contingencies related to certain litigation (See Note 13 - "Legal Proceedings"), $0.4 million in casualty losses and $0.6 million in non-cash impairment charges ($0.3 million of which is presented in "Income from discontinued operations" in CRLP's Consolidated Condensed Statements of Operations and Comprehensive Income (Loss)). Additionally, during the nine months ended September 30, 2013, CRLP recorded $1.6 million in loss contingencies related to certain litigation, a $0.9 million charge on one of CRLP's for-sale residential projects, $0.1 million in casualty losses and $0.3 million in non-cash impairment charges (presented in "Income from discontinued operations" in CRLP's Consolidated Condensed Statements of Operations and Comprehensive Income (Loss)).
During the three months ended September 30, 2012, CRLP recorded a $3.0 million non-cash impairment charge on one of CRLP's commercial assets presented in "Income from discontinued operations" in CRLP's Consolidated Condensed Statements of Operations and Comprehensive Income (Loss). CRLP also recorded a $0.4 million other than temporary non-cash impairment charge on one of its joint venture investments consisting of undeveloped land. Additionally, during the nine months ended September 30, 2012, CRLP recorded a $0.9 million charge as a result of warranty claims on units previously sold at two of CRLP's for-sale residential projects and a $0.3 million non-cash impairment charge on one of CRLP's commercial assets (presented in "Income from discontinued operations" in CRLP's Consolidated Condensed Statements of Operations and Comprehensive Income (Loss)).
These charges are included in "Impairment and other losses" in the Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) of CRLP for the three and nine months ended September 30, 2013 and 2012.
For-Sale Activities
During the nine months ended September 30, 2013, CRLP sold five for-sale residential units, that were repurchased as part of the Grander arbitration ruling (see Note 13 - Legal Proceedings - Grander Litigation), for total sales proceeds of $3.2 million. During the three and nine months ended September 30, 2012, CRLP sold two and six for-sale residential units, respectively, for total sales proceeds of $1.3 million and $3.1 million, respectively. CRLP also sold one residential lot during the nine months ended September 30, 2012 for total proceeds of $0.1 million. These dispositions eliminate the operating expenses and costs to carry the associated units. CRLP’s portion of the proceeds from the sales was used to repay a portion of the outstanding borrowings on CRLP’s Credit Facility.
With the sale of the four residential units during the three months ended June 30, 2013, CRLP has no more for-sale residential units in inventory. As of September 30, 2013, CRLP had 39 for-sale residential lots remaining. These lots, valued at a total of $2.4 million, are reflected in "Real estate assets held for sale, net" on the Consolidated Condensed Balance Sheets of CRLP at September 30, 2013.
For cash flow statement purposes, CRLP classifies capital expenditures for newly developed for-sale residential communities in investing activities. Likewise, the proceeds from the sales of condominium units and other residential sales are also included in investing activities.

Note 4 — Undeveloped Land and Construction in Progress
CRLP currently has six active development projects, as set forth in the table below. In addition, CRLP owns approximately $174.4 million of undeveloped land parcels that are held for future developments. During the three months ended September 30, 2013, CRLP completed the construction of Colonial Grand at Ayrsley (Phase II), a 81-unit multifamily apartment community located in Charlotte, NC. The development had a total cost of $8.7 million. During the three months ended September 30, 2013, CRLP initiated the development of a multifamily apartment community, Colonial Grand at Bellevue (Phase II).

		Total Units/	Costs Capitalized
	Location	Square Feet (1)	to Date
($ in thousands)		(unaudited)
Active Developments:
Multifamily:
Colonial Grand at Bellevue (Phase II)	Nashville, TN	220	$6,292
Colonial Grand at Lake Mary (Phase III)	Orlando, FL	132	6,007
Colonial Grand at Randal Lakes	Orlando, FL	462	43,144
Colonial Reserve at South End	Charlotte, NC	353	44,951
		1,167	$100,394
Commercial:
Brookwood West Retail	Birmingham, AL	41,300	$4,747
Colonial Promenade Huntsville (Phase II)	Huntsville, AL	23,000	2,699
		64,300	$7,446
Total Active Developments			$107,840

Future Developments:
Multifamily:
Colonial Grand at Randal Park	Orlando, FL	314	6,686
Colonial Grand at Thunderbird	Phoenix, AZ	244	8,036
Colonial Grand at Sweetwater	Phoenix, AZ	195	7,240
Colonial Grand at Azure	Las Vegas, NV	438	11,520
		1,191	$33,482
Commercial:
Colonial Promenade Huntsville	Huntsville, AL	—	$4,146
Colonial Promenade Nord du Lac (2)	Covington, LA	236,000	13,312
Randal Park	Orlando, FL	—	10,962
		236,000	$28,420
Other Undeveloped Land:
Multifamily			$3,931
Commercial			37,772
Commercial Outparcels/Pads			12,455
For-Sale Residential Land (3)			58,379
			$112,537
Total Future Developments			$174,439
Consolidated Undeveloped Land and Construction in Progress			$282,279
_______________________
Footnotes on following page

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.

(2)	Costs capitalized to date for this development are presented net of an aggregate of $33.1 million of non-cash impairment charges recorded during 2013, 2009 and 2008.

(3)	These costs are presented net of $3.3 million of non-cash impairment charges recorded on one of the projects in prior years.
Interest capitalized on construction in progress during each of the three months ended September 30, 2013 and 2012 was $0.4 million. Interest capitalized on construction in progress during the nine months ended September 30, 2013 and 2012 was $1.0 million and $0.9 million, respectively.

Note 5 — Net Loss Per Unit of CRLP
For the three and nine months ended September 30, 2013 and 2012, a reconciliation of the numerator and denominator used in the basic and diluted loss from continuing operations per common unit of CRLP is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Numerator:
Loss from continuing operations	$(53,606)	$(8,575)	$(58,302)	$(9,400)
Adjusted by:
Income allocated to participating securities	(111)	(134)	(347)	(402)
Noncontrolling interest of limited partners - continuing operations	20	(12)	(525)	(29)
Loss from continuing operations available to common unitholders	$(53,697)	$(8,721)	$(59,174)	$(9,831)
Denominator:
Denominator for basic net loss per unit — weighted average common units	95,422	94,478	95,217	94,344
Effect of dilutive securities	—	—	—	—
Denominator for diluted net loss per unit — adjusted weighted average common units	95,422	94,478	95,217	94,344
For the three and nine months ended September 30, 2013, CRLP reported a net loss from continuing operations, and as such, 241,944 and 218,808 dilutive unit equivalents, respectively, have been excluded from the computation of diluted net loss per unit because including such units would be anti-dilutive. For the three and nine months ended September 30, 2013, 310,028 outstanding share options (and a corresponding number of units) were excluded from the computation of diluted net loss per unit because the grant date prices were greater than the average market price of the common shares/units and, therefore, the effect would be anti-dilutive.
For the three and nine months ended September 30, 2012, CRLP reported a net loss from continuing operations, and as such, 302,916 and 284,106 dilutive share equivalents, respectively, have been excluded from the computation of diluted net loss per unit because including such units would be anti-dilutive. For the three and nine months ended September 30, 2012, 707,921 outstanding share options (and a corresponding number of units) were excluded from the computation of diluted net loss per unit because the grant date prices were greater than the average market price of the common shares/units and, therefore, the effect would be anti-dilutive.

Note 6 - Capital Structure

At September 30, 2013, the Trust controlled CRLP as CRLP's sole general partner and as the holder of approximately 92.6% of the common units of CRLP. The limited partners of CRLP who hold common units or “redeemable units” are primarily those persons (including certain officers and trustees of the Trust) who, at the time of the Trust's initial public offering, elected to hold all or a portion of their interest in the form of units rather than receiving common shares of the Trust, or individuals from whom CRLP acquired certain properties who elected to receive units in exchange for the properties. Redeemable units represent the number of outstanding limited partnership units as of the date of the applicable balance sheet, valued at the closing market value of the Trust's common shares. Each redeemable unit may be redeemed by the holder thereof for either one common share of the Trust or cash equal to the fair market value thereof at the time of such redemption, at the option of the Trust.

The Board of Trustees of the Trust manages CRLP by directing the affairs of the Trust. The Trust's interest in CRLP entitles the Trust to share in cash distributions from, and in the profits and losses of, CRLP in proportion to the Trust's percentage interest therein and entitle the Trust to vote on all matters requiring a vote of the limited partners.

Note 7 — Redeemable Partnership Units of CRLP
Redeemable units, as presented on CRLP's consolidated condensed balance sheets, represent the limited partner interests in CRLP held by individuals and entities other than the Trust, valued at the greater of the closing market price of the Trust's common shares or the aggregate value of the individual partners' capital balances, as of the applicable date. At September 30, 2013 and December 31, 2012, the value of the redeemable units was $168.6 million and $162.1 million, respectively, based on the closing price of the Trust's common shares of $22.49 per share and $21.37 per share, respectively, on those dates.

Holders of common units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of the Trust's common shares, if and when the Board of Trustees of the Trust declares such a dividend. Each common unit may be redeemed by the holder thereof for either cash equal to the fair market value of one common share of the Trust at the time of such redemption or, at the option of the Trust, one common share of the Trust. During the nine months ended September 30, 2013, holders redeemed 1,000 units in exchange for an equal number of the Trust's common shares.

Note 8 — Segment Information
CRLP currently manages its business based on the performance of two operating segments: multifamily and commercial. The multifamily and commercial segments have separate management teams that are responsible for acquiring, developing, managing and leasing properties within each respective segment.

Multifamily management is responsible for all aspects of CRLP's multifamily property operations, including the management and leasing services for 116 multifamily apartment communities, as well as third-party management services for multifamily apartment communities in which CRLP does not have an ownership interest. Additionally, the multifamily management team is responsible for all aspects of for-sale developments, including disposition activities. The multifamily segment includes the operations and assets of the for-sale developments due to the insignificance of these operations in the periods presented. Commercial management is responsible for all aspects of CRLP’s commercial property operations, including the management and leasing services for six commercial properties, as well as third-party management services for commercial properties in which CRLP does not have an ownership interest, and for brokerage services in other commercial property transactions.

The pro-rata portion of the revenues and net operating income (“NOI”) of the partially-owned unconsolidated entities in which CRLP has an interest are included in the applicable segment information. Additionally, the revenues and NOI of properties sold that are classified as discontinued operations are also included in the applicable segment information. In reconciling the segment information presented below to total revenues, income/loss from continuing operations and total assets, investments in partially-owned unconsolidated entities are eliminated as equity investments, and discontinued operations are reported separately. Management evaluates the performance of its multifamily and commercial segments and allocates resources to them based on segment NOI. Segment NOI is defined as total property revenues (including minimum rent and other property-related revenue) less total property operating expenses (including such items as general and administrative expenses, on-site payroll, repairs and maintenance, real estate taxes, insurance and advertising), and includes revenues/expenses from unconsolidated partnerships and joint ventures. Same-property NOI is defined as property revenues (including minimum rent and other property-related revenue) less property operating expenses (including such items as general and administrative expenses, on-site payroll, repairs and maintenance, real estate taxes, insurance and advertising) for CRLP's consolidated stabilized multifamily apartment communities owned for the entirety of the periods presented. Same-property communities may be adjusted during the year to account for properties that have been sold. Presented below is segment information, for the multifamily and commercial segments, including the reconciliation of total segment revenues to total revenues and total segment NOI to income/loss from continuing operations before noncontrolling interest for the three and nine months ended September 30, 2013 and 2012, total segment capitalized expenditures to total capitalized expenditures and total segment assets to total assets as of September 30, 2013 and December 31, 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2013	2012	2013	2012
Revenues:
Segment revenues:
Multifamily - Same Property (1)	$88,285	$84,343	$259,743	$247,994
Multifamily - Other (2)	11,643	8,897	33,215	23,299
Total multifamily	99,928	93,240	292,958	271,293
Commercial	5,237	13,693	25,588	49,080
Total segment revenues	105,165	106,933	318,546	320,373
Partially-owned unconsolidated entities - Multifamily	(85)	(489)	(642)	(1,441)
Partially-owned unconsolidated entities - Commercial	(367)	(1,165)	(1,235)	(10,349)
Other non-property related revenue	69	1,275	373	4,090
Discontinued operations property revenue	(965)	(13,410)	(13,063)	(40,930)
Total consolidated revenues	$103,817	$93,144	$303,979	$271,743

NOI:
Segment NOI:
Multifamily - Same Property (1)	$50,941	$50,487	$156,488	$150,403
Multifamily - Other (2)	5,844	4,483	16,918	11,476
Total multifamily	56,785	54,970	173,406	161,879
Commercial	3,088	9,179	16,789	32,911
Total segment NOI	59,873	64,149	190,195	194,790
Partially-owned unconsolidated entities - Multifamily	(30)	(255)	(321)	(768)
Partially-owned unconsolidated entities - Commercial	(244)	(823)	(885)	(6,528)
Other non-property related revenue	69	1,275	373	4,090
Discontinued operations property NOI	(222)	(5,318)	(6,043)	(22,615)
Impairment and other losses - discontinued operations (3)	(254)	(2,979)	(2,111)	(3,251)
Property management expense	(5,755)	(3,238)	(15,067)	(9,085)
General and administrative expense	(6,993)	(5,896)	(16,299)	(17,108)
Management fees and other expenses	(584)	(1,392)	(855)	(5,206)
Merger-related expenses (4)	(17,294)	—	(18,447)	—
Investment and development expenses (5)	(129)	(41)	(689)	(632)
Depreciation	(31,333)	(28,496)	(91,935)	(84,286)
Amortization	(480)	(387)	(2,530)	(2,293)
Impairment and other losses (3)	(28,343)	(547)	(29,345)	(1,441)
(Loss) income from operations	(31,719)	16,052	6,041	45,667
Total other income (expense), net	(21,887)	(24,627)	(64,343)	(55,067)
Loss from continuing operations	$(53,606)	$(8,575)	$(58,302)	$(9,400)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2013	2012	2013	2012
Development and Capitalized Expenditures:
Multifamily	$26,926	$29,161	$79,979	$80,754
Commercial	4,126	1,921	10,644	8,759
Corporate	53	—	119	191
Total consolidated development and capitalized
expenditures	$31,105	$31,082	$90,742	$89,704

	As of
	September 30,	December 31,
($ in thousands)	2013	2012
Assets:
Segment assets:
Multifamily	$2,725,497	$2,669,843
Commercial	162,944	450,582
Total segment assets	2,888,441	3,120,425
Unallocated corporate assets (6)	155,988	165,735
Total Assets	$3,044,429	$3,286,160
______________________

(1)	Consists of 101 consolidated multifamily communities, containing 30,938 apartment units, continuously owned since January 1, 2012.

(2)	Includes all multifamily communities other than same-property communities and operations from the for-sale portfolio.

(3)	See Note 3 - "Real Estate Activities - Impairment and Other Losses" for a description of these charges.

(4)	Includes consulting and advisory fees associated with the MAA merger, which was effective on October 1, 2013.

(5)	Reflects costs incurred related to acquisitions and abandoned pursuits. These costs are volatile and, therefore, may vary between periods.

(6)	Includes CRLP's investment in partially-owned entities of $4.3 million and $7.8 million as of September 30, 2013 and December 31, 2012, respectively.

Note 9 — Investment in Partially-Owned Entities
Investments in unconsolidated partially-owned entities at September 30, 2013 and December 31, 2012 consisted of the following:

		As of
	Percent	September 30,	December 31,
($ in thousands)	Owned	2013	2012
Multifamily:
Belterra, Ft. Worth, TX	10%	$179	$300
CG at Huntcliff, Atlanta, GA (1)	—%	24	1,195
CG at McKinney, Dallas, TX (2)	25%	1,866	1,715
Regents Park (Phase II), Atlanta, GA (2)(3)	—%	46	2,460
Total Multifamily		$2,115	$5,670

Commercial:
600 Building Partnership, Birmingham, AL	33%	201	357
Colonial Promenade Smyrna, Smyrna, TN	50%	1,966	1,683
Highway 150, LLC, Birmingham, AL	—%	—	50
Total Commercial		$2,167	$2,090

Other:
Colonial/Polar-BEK Management Company, Birmingham, AL	50%	—	17
Total Other		$—	$17

Investment in partially-owned entities		$4,282	$7,777
___________________

(1)	In June 2013, the Colonial Grand at Huntcliff joint venture sold its asset.

(2)	These joint ventures consist of undeveloped land.

(3)	In May 2013, the Regents Park (Phase II) joint venture sold its asset.
In June 2013, the Colonial Grand at Huntcliff joint venture sold its asset, a 358-unit multifamily apartment community located in Atlanta, Georgia, for $41.1 million. CRLP, having a 20% noncontrolling interest in the joint venture, received $3.1 million in cash, net of selling costs, and was released from its pro-rata share of the mortgage debt, which was $4.9 million. The proceeds from the sale were used to repay a portion of the outstanding balance on CRLP's Credit Facility.
In May 2013, the Regents Park (Phase II) joint venture sold its asset, consisting of undeveloped land located in Atlanta, Georgia, for $6.2 million. CRLP, having a 40% noncontrolling interest in the joint venture, received $2.3 million in cash, which was used to repay a portion of the outstanding balance on CRLP's Credit Facility. In September 2012, CRLP recorded a $0.5 million non-cash impairment charge, which represents CRLP's pro-rata share of the charge, related to the undeveloped land held in this joint venture. This charge was presented in "Income (loss) from partially-owned unconsolidated entities" in the Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) of CRLP.
In January 2013, CRLP sold its 10% noncontrolling interest in Colonial Promenade Hoover (Highway 150, LLC), a 172,000 square-foot (excluding anchor-owned square feet) retail asset located in Birmingham, Alabama. CRLP received $0.5 million in cash and was released from its pro-rata share of the mortgage debt, which was $1.5 million. The proceeds from the sale were used to repay a portion of the outstanding balance on CRLP's Credit Facility. As a result of this transaction, CRLP is no longer liable for the guarantee, pursuant to which CRLP served as a guarantor of $1.0 million of debt related to the joint venture.
Effective June 30, 2012, CRLP's remaining 15% noncontrolling interest in the 18-asset DRA/CLP joint venture was redeemed by the joint venture in exchange for $2.0 million, and CRLP is no longer responsible for approximately $111.3 million of mortgage debt, which represented CRLP's pro rata share of the joint venture's mortgage debt. The $2.0 million contingent consideration is payable to CRLP following the occurrence of one or more capital events and after certain returns have been achieved with respect to additional capital expected to be invested in the joint venture by other members of the joint venture. However, CRLP has assigned no value to this consideration. As a result of the transaction, during the second quarter of 2012, CRLP recognized a gain of approximately $21.9 million (presented in “Income (loss) from partially-owned unconsolidated entities” on CRLP's Consolidated Condensed Statements of Operations and Comprehensive Income (Loss)), the majority of which had been deferred since the formation of the DRA/CLP joint venture in 2007. The gain is net of a $3.2 million non-cash impairment charge, which represents CRLP's pro-rata share of an impairment recorded by the joint venture. Along with the redemption of its interest in the DRA/CLP joint venture, CRLP has reduced its workforce in the commercial segment by a total of 27 employees through the elimination of certain positions. As a result, approximately $1.4 million in termination benefits and severance-related charges are included in “Income (loss) from partially-owned unconsolidated entities” on CRLP's Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2012, all of which had been paid as of September 30, 2013. CRLP transitioned the management of the properties and certain leasing responsibilities to a third party as of September 30, 2012. As a result of this transaction, CRLP no longer has an interest in this joint venture.
In February 2012, CRLP sold its 25% noncontrolling joint venture interest in Colonial Promenade Madison, a 111,000 square-foot retail center located in Huntsville, Alabama, to a minority partner for total consideration of $3.0 million. CRLP recognized a gain of approximately $1.0 million on this transaction. Proceeds from the sale were used to repay a portion of the outstanding balance on CRLP's Credit Facility. As a result of this transaction, CRLP no longer has an interest in this joint venture.
Combined financial information for CRLP’s investments in unconsolidated partially-owned entities since the respective dates of CRLP’s acquisitions is as follows:

	As of
	September 30,	December 31,
($ in thousands)	2013	2012
Balance Sheet
Assets
Land, building and equipment, net	$45,082	$92,366
Construction in progress	11,293	12,701
Other assets	2,326	10,347
Total assets	$58,701	$115,414
Liabilities and partners’ equity
Notes payable (1)	$43,156	$83,738
Other liabilities	1,395	2,238
Partners’ equity	14,150	29,438
Total liabilities and partners’ equity	$58,701	$115,414
___________________

(1)	CRLP’s pro-rata share of indebtedness, as calculated based on ownership percentage, at September 30, 2013 and December 31, 2012, was $13.9 million and $20.7 million, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2013	2012	2013	2012
Statement of Operations
Revenues	$1,629	$11,131	$7,206	$78,765
Operating expenses	(782)	(5,024)	(3,051)	(31,327)
Interest expense	(626)	(4,762)	(2,299)	(35,386)
Depreciation, amortization and other	(320)	(3,711)	8,842	(29,249)
Net (loss) income (1)	$(99)	$(2,366)	$10,698	$(17,197)
___________________

(1)
In addition to including CRLP’s pro-rata share of income (loss) from partially-owned unconsolidated entities, “Income (loss) from partially-owned unconsolidated entities” of $0.3 million and $(0.5) million for the three months ended September 30, 2013 and 2012, respectively, and $3.2 million and $17.4 million for the nine months ended September 30, 2013 and 2012, respectively, includes gains on CRLP’s dispositions of joint-venture interests and amortization of basis differences which are not reflected in the table above.

Note 10 — Financing Activities

Unsecured Revolving Credit Facility

On March 30, 2012, CRLP, with the Trust as guarantor, entered into a $500.0 million unsecured revolving Credit Facility with Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent for the lenders, and certain other financial institutions party thereto as agents and lenders. The Credit Facility has a maturity date of March 29, 2016, with a one-year extension option, which may be exercised as long as there is no existing default and upon payment of a 0.20% extension fee. The Credit Facility includes an accordion feature that allows the total commitments to be increased to $700.0 million, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently a lender under the Credit Facility.

The spread over LIBOR for syndicated borrowings under the Credit Facility ranges from 1.00% to 1.80% and the facility fee ranges from 0.15% and 0.40%, each based on the credit ratings of CRLP's senior unsecured debt from time to time. As of September 30, 2013, the Credit Facility had a stated interest rate of LIBOR plus 1.40% and required the payment of an annual facility fee equal to 0.30% of the aggregate loan commitments. The Credit Facility also includes an uncommitted competitive bid option for up to $250.0 million of the $500.0 million Credit Facility, which can be utilized if CRLP maintains an investment grade credit rating from either Moody's Investors Services, Inc., or Standard & Poor's Ratings Services. This option would allow participating banks to bid to provide CRLP loans at a rate that may be lower than the stated rate for syndicated borrowings.

The Credit Facility includes certain events of default including, but not limited to, nonpayment of principal, interest, fees or other amounts, failure to perform certain covenants, an event of default under any other indebtedness in the aggregate greater than or equal to $25.0 million, an event of default under CRLP's unsecured term loan, and bankruptcy of other insolvency events. The occurrence of an event of default, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of CRLP under the Credit Facility to be immediately due and payable.

Both the Credit Facility and term loan agreements (described below) under "Senior Unsecured Term Loans" require that CRLP satisfy similar financial and operational covenants, including the following:

	As of
	September 30, 2013	Requirements:
Fixed Charge Ratio	2.2x	>1.5x
Debt to Total Asset Value Ratio	43%	<60.0%
Secured Debt to Total Asset Value Ratio	18%	<40.0%
Unencumbered Leverage Ratio	40%	<62.5%
Permitted Investments Ratio	10%	<30.0%
Tangible Net Worth ($ in billions)	$2.1	$1.0

At September 30, 2013, CRLP was in compliance with these covenants.

In addition to the Credit Facility, CRLP has a $35.0 million cash management line provided by Wells Fargo, which was amended and restated in April 2012 (the "Cash Management Line"). As amended, the Cash Management Line has a maturity date of March 29, 2016.

The Credit Facility and the cash management line had an outstanding balance at September 30, 2013 of $135.0 million, consisting of $135.0 million outstanding on the Credit Facility and zero outstanding on the cash management line. The weighted average interest rate of the Credit Facility and the Cash Management Line was 1.58% and 1.61% as of September 30, 2013 and 2012, respectively.

Senior Unsecured Term Loans

On May 11, 2012, CRLP, with the Trust as guarantor, entered into a term loan agreement with U.S. Bank National Association, as administrative agent and a lender, and certain other financial institutions party thereto as lenders, which provides for a $150.0 million senior unsecured term loan. As of September 30, 2013, the term loan had an outstanding balance of $150.0 million. The term loan bears interest at LIBOR plus a margin ranging from 1.10% to 2.05% based on the credit ratings on CRLP's unsecured debt from time to time. CRLP entered into two interest rate swaps (see Note 11 - "Derivatives and Hedging") to fix the interest rate through maturity at an all-in initial rate of 2.71%, based on an initial margin of 1.60%. The term loan matures on May 11, 2017 and may be prepaid, in whole or in part, at any time, without premium or penalty. The proceeds from the term loan were used to repay a portion of the outstanding borrowings under the Credit Facility. In connection with this new term loan agreement, CRLP amended the 2011 term loan agreement described below, as well as CRLP's March 2012 credit agreement, to conform certain defined terms and the language in certain covenants among the three loans and to reflect the new May 2012 term loan.
On July 22, 2011, CRLP, with the Trust as guarantor, entered into a term loan agreement with Wells Fargo, as administrative agent and a lender, and certain other financial institutions party thereto as lenders, which provides for a $250.0 million senior unsecured term loan. As of September 30, 2013, the term loan had an outstanding balance of $250.0 million. The term loan bears interest at LIBOR plus a margin ranging from 1.65% to 2.90% based on the credit ratings on CRLP's unsecured debt from time to time. CRLP entered into two interest rate swaps (see Note 11 - "Derivatives and Hedging") to fix the interest rate through maturity at an all-in initial interest rate of 5.00%, based on the initial margin of 2.45%. During 2012, CRLP's senior unsecured debt rating was upgraded to Baa3, therefore reducing the interest rate to 4.55%. The term loan matures on August 1, 2018 and may be prepaid, in whole or in part, at any time, subject to a prepayment premium of 1% for amounts prepaid after July 22, 2013 but prior to July 23, 2014. There is no prepayment premium for amounts prepaid after July 22, 2014. The proceeds from the term loan were used to repay a portion of the outstanding borrowings under the Credit Facility.

Both term loan agreements discussed above contain various restrictive covenants, including with respect to liens, indebtedness, distributions, mergers and asset sales, and also limits the percentage of CRLP's total asset value that may be invested in unimproved land, mortgage receivables, unconsolidated joint ventures, residential units for sale and construction. As described above, the term loan agreements require that CRLP satisfy certain financial and operational covenants. The term loan agreements include certain events of default including, but not limited to, nonpayment of principal, interest, fees or other amounts, failure to perform certain covenants, an event of default under any other indebtedness in the aggregate greater than or equal to $20.0 million for the term loan entered into in June 2011 and greater than or equal to $25.0 million for the term loan entered into in May 2012, an event of default under the Credit Facility, and bankruptcy or other insolvency events. The occurrence of an event of default, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of CRLP under the term loan agreements to be immediately due and payable. CRLP was in compliance with such covenants at September 30, 2013.

Unsecured Senior Note Maturity
During April 2013, CRLP's outstanding 6.150% senior note matured, which CRLP satisfied with an aggregate payment of $102.6 million ($99.5 million of principal and $3.1 million of accrued interest) using borrowings under CRLP's Credit Facility.

During August 2012, CRLP's outstanding 6.875% senior notes matured, which CRLP satisfied with an aggregate payment of $82.8 million ($80.0 million of principal and $2.8 million of accrued interest) using borrowings under CRLP's Credit Facility.

Note 11 — Derivatives and Hedging
Risk Management Objective and Using Derivatives
CRLP is exposed to certain risks arising from both its business operations and economic conditions. CRLP principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. CRLP manages economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. Specifically, CRLP enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which is determined by interest rates. CRLP’s derivative financial instruments are used to manage differences in the amount, timing and duration of CRLP’s known or expected cash receipts and its known or expected cash payments principally related to CRLP’s investments and borrowings.
Cash Flow Hedges and Interest Rate Risk
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
Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to “Interest expense” as interest payments are made on CRLP’s variable-rate debt.
As of September 30, 2013, CRLP had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk ($ in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	4	$400,000

The table below presents the fair value of CRLP's derivative financial instruments as well as their classification on the Consolidated Balance Sheets of CRLP as of September 30, 2013 and December 31, 2012, respectively.

Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance	Fair Value at		Balance	Fair Value at
($ in thousands)	Sheet Location	9/30/2013	12/31/2012	Sheet Location	9/30/2013	12/31/2012

Interest Rate Swap	Other Assets	$—	$—	Other Liabilities	$(15,595)	$(25,862)

The table below presents the effect of CRLP's derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) of CRLP for the three and nine months ended September 30, 2013 and 2012, respectively.

	Amount of Gain/					Amount of Gain/
	(Loss) Recognized					(Loss) Reclassified
($ in thousands)	in OCI on					from OCI
	Derivative					into Income
	(Effective Portion)					(Effective Portion)
Location of Gain/
Derivatives in					(Loss) Reclassified
ASC 815 Cash					from Accumulated
Flow Hedging	Three Months Ended		Nine Months Ended		OCI into Income	Three Months Ended		Nine Months Ended
Relationships	9/30/2013	9/30/2012	9/30/2013	9/30/2012	(Effective Portion)	9/30/2013	9/30/2012	9/30/2013	9/30/2012

Interest Rate Swaps	$(3,158)	$(5,151)	$4,762	$(15,736)	Interest Expense	$(1,984)	$(1,931)	$(5,865)	$(5,263)

Credit-Risk-Related Contingent Features
CRLP has an agreement with its derivatives counterparty that contains a provision whereby if CRLP defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then CRLP could also be declared in default on its derivative obligations.
As of September 30, 2013, the fair value of the derivatives in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk related to this agreement, was $16.3 million. As of September 30, 2013, CRLP has not posted any collateral related to this agreement. If CRLP had breached any of its provisions at September 30, 2013, it could have been required to settle its obligations under the agreement at its termination value of $16.3 million.

Note 12 — Contingencies and Other Arrangements
During the fourth quarter 2012, CRLP recorded $4.2 million related to required infrastructure repairs on Colonial Promenade Alabaster II. This retail asset was developed and sold by CPSI, and therefore was expensed as additional development costs in "(Loss) gain on sale of property" in the Consolidated Statements of Operations and Comprehensive Income (Loss) of CRLP. During the three months ended September 30, 2013, the Company recorded an additional $0.4 million related to the ongoing repairs. Required infrastructure repairs are in progress and are expected to be completed during the first quarter of 2014.
As of September 30, 2013, CRLP was self-insured up to $0.8 million, $0.9 million and $1.8 million for general liability, workers’ compensation and property insurance, respectively. CRLP was also self-insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person.

Note 13 — Legal Proceedings
Colonial Grand at Traditions Litigation
As previously disclosed, CRLP and SM Traditions Associates, LLC ("SM") formed TA-Colonial Traditions LLC ("TA") to develop the Colonial Grand at Traditions located in Gulf Shores, Alabama. Thereafter, TA entered into a construction loan agreement for $34.1 million with Regions Bank ("Regions"). The Trust and SM each guaranteed up to $3.5 million of the principal amount of the loan, for an aggregate of up to $7.0 million of the construction loan obtained by TA. In October 2010, Regions, as the lender, filed a complaint in the Circuit Court of Baldwin County, Alabama seeking appointment of a receiver for the Colonial Grand at Traditions, demanding payment of the outstanding balance under the loan from TA and demanding payment on the guarantees from the Trust and SM.
In June 2011, CRLP, the Trust, Colonial Properties Services, Inc. and Colonial Construction Services, LLC (collectively, the "Colonial Companies") purchased the outstanding note and related loan documents from a successor of Regions. The Colonial Companies were substituted as the plaintiffs in the action. In August 2011, CRLP foreclosed the mortgage securing repayment of the note and CRLP acquired title to the property. Separately, SM filed claims against the Colonial Companies relating to the development and construction of the Colonial Grand at Traditions, including breach of the management and development agreements, material misrepresentation, fraudulent concealment and breach of fiduciary duties. On February 1, 2013, a Baldwin County, Alabama, jury awarded SM $6.7 million in compensatory damages and $6.0 million in punitive damages for a total of $12.7 million.  As a result of the jury verdict, the Company recorded an increase to its loss contingency reserve of $12.7 million in the fourth quarter of 2012. The jury also returned verdicts in favor of SM and TA with respect to the Colonial Companies' claims on the note and guaranty. Subsequent to the entry of the verdicts, the Colonial Companies filed post-trial motions requesting that the Court enter judgments in their favor and against TA on the note and against SM on the guaranty. The Colonial Companies also requested that the court vacate the verdict in favor of SM and enter judgments as a matter of law in favor of the Colonial Companies on all of SM's claims or, in the alternative, grant the Colonial Companies a new trial. The Colonial Companies, SM and TA have each requested the Court award them attorney's fees and costs pursuant to various agreements, and each party has filed oppositions to the other's request for an award of such fees and expenses. The Court denied the parties' request for attorney's fees as well as Colonial Companies' post-trial motions. The Colonial Companies, SM and TA have appealed all of these rulings. Pending appeal, the parties reached a settlement agreement in September 2013, under which the Colonial Companies will pay $8.5 million, and an order has been entered setting aside the verdict and dismissing all claims with prejudice. Accordingly, the Company reduced its loss contingency reserve by $5.8 million during the three months ended September 30, 2013.

UCO Litigation
Colonial is involved in a contract dispute with a general contractor and three of its officers/managers in connection with construction cost overruns with respect to five for-sale projects which were being developed in a joint venture, CPSI-UCO, LLC. The President of the contractor is affiliated with Colonial's joint venture partner.
In connection with the dispute, in January 2008, the contractor and three managers filed a lawsuit in the Circuit Court of Baldwin County against the Trust, Colonial Properties Services, Inc., CPSI-UCO, LLC, CPSI-UCO Grander, LLC, CPSI-UCO Spanish Oaks, LLC; CPSI-UCO Cypress Village I, LLC; CPSI-UCO Cypress Village II, and CPSI Cypress Village III, LLC alleging, among other things, breach of contract, enforcement of a lien against real property, misrepresentation, conversion, declaratory judgment and an accounting of costs, seeking $10.3 million in damages, plus consequential and punitive damages. In December 2011, following a jury trial, the plaintiffs were awarded compensatory damages of approximately $4.8 million for their claims against all defendants and the defendants were awarded compensatory damages of approximately $0.5 million for their claims against the President of the contractor. The jury also found that the contractor breached its contract. In January 2012, the plaintiffs filed post-trial motions, including a request for an amendment to the judgment to add approximately $4.8 million for attorneys' fees, interest and costs. The defendants filed a motion for a new trial and opposed the award of attorney's fees to the plaintiffs. In the fourth quarter 2012, CRLP recorded charges of $8.2 million related to a proposed settlement with respect to the UCO litigation. The charges were comprised of an increase in the loss contingency accrual of $4.9 million (in addition to the $3.3 million loss contingency accrual previously recorded with respect to this litigation matter in the fourth quarter 2011) and a $3.3 million non-cash impairment charge on certain for-sale residential lots in the Cypress Village development proposed to be included as part of the settlement. A settlement agreement was reached between the parties in August 2013, and all claims were dismissed by the Court. No adjustment to the loss contingency accrual was necessary as a result of the settlement.

Grander Litigation

The Trust, Colonial Properties Services, Inc., Marion Uter, UCO Partners, LLC, UCO Development, LLC, UCO Construction, LLC, UCO, LLC, CPSI-UCO Grander, LLC, and CPSI-UCO, LLC were sued by five individual purchasers of condominium units in The Grander alleging breach of contract, fraud, construction deficiencies and misleading sales practices. In April 2011, an arbitrator awarded rescission rights in favor of the purchasers against CPSI-UCO Grander, LLC. The purchasers originally filed suit in state court against, among others, the Trust and Colonial Properties Services, Inc. After the arbitration award, the purchasers filed a motion seeking to enforce the arbitration award against the Trust and Colonial Properties Services, Inc. under a side letter agreement that was not considered by the arbitrator. The court granted the motion against the Trust and Colonial Properties Services, Inc. CRLP acquired these units as provided in the arbitration award and then sold them in September 2013, resulting in an $0.8 million impairment charge recorded during the three months ended September 30, 2013. Claims were dismissed by stipulation of the parties by order entered on September 6, 2013.

Williams Litigation
On June 19, 2013, a putative class action lawsuit was filed in the Circuit Court for Jefferson County, Alabama against Colonial and purportedly on behalf of a proposed class of all Colonial shareholders captioned Williams v. Colonial Properties Trust, et al. (the “State Litigation”). A derivative claim purportedly on behalf of Colonial was also asserted in the State Litigation. The complaint named as defendants Colonial, the members of the Colonial board of trustees, Colonial LP, MAA, MAA LP and OP Merger Sub and alleged that the Colonial trustees breached their fiduciary duties by engaging in an unfair process leading to the merger agreement, failing to secure and obtain the best price reasonable for Colonial shareholders, allowing preclusive deal protection devices in the merger agreement, and engaging in conflicted actions. The complaint alleged that Colonial LP, MAA, MAA LP and OP Merger Sub aided and abetted those breaches of fiduciary duties. The complaint sought a declaration that the defendants have breached their fiduciary duties or aided and abetted such breaches and that the merger agreement is unlawful and unenforceable, an order enjoining the consummation of the mergers, direction of the Colonial trustees to exercise their fiduciary duties to obtain a transaction that is in the best interests of Colonial, rescission of the mergers in the event they are consummated, an award of costs and disbursements, including reasonable attorneys’ and experts’ fees, and other relief.

On July 2, 2013, plaintiff moved for expedited fact discovery and for an expedited schedule for filing and hearing a preliminary motion to enjoin the mergers; on July 11, 2013, defendants opposed those motions and moved to stay fact discovery. On July 11, 2013, defendants also moved to dismiss the complaint for failure to state a claim upon which relief can be granted on the grounds that: (1) the claims against the Colonial trustees are derivative and not direct, and plaintiff did not comply with Alabama law on serving notice of the claims on Colonial prior to filing; and (2) Alabama law does not recognize a cause of action in aiding and abetting a breach of fiduciary duty and, even if it did, such claims would also be derivative and not direct. The Court scheduled a motions hearing for August 8, 2013, which was continued on the request of the parties to the State Litigation to August 14, 2013 to facilitate settlement discussions. In the meantime, on August 2, 2013, plaintiff filed an amended complaint that re-asserted plaintiff’s earlier claims and added a new claim that the Colonial trustees breached their alleged duty of candor by not providing Colonial shareholders full and complete disclosures regarding the merger.

On August 14, 2013, prior to the Court's scheduled hearing, the parties to the State Litigation reached an agreement in principle to settle the State Litigation, in which (a) defendants agreed to make certain additional disclosures in this joint proxy statement/prospectus, and (b) the parties agreed that they would use their best efforts to agree upon, execute and present to the Court a stipulation of settlement which would, among other things, (i) provide for the conditional certification of a non-opt out settlement class pursuant to Alabama Rules of Civil Procedure 23(b)(1) and (b)(2) consisting generally of all record and beneficial holders of the common stock of Colonial from June 3, 2013 through and including the date of the closing of the parent merger (the “Settlement Class”); (ii) release all claims that members of the Settlement Class may have that were alleged in the State Litigation or otherwise arising out of or relating in any manner to the parent merger), and (iii) dismiss the State Litigation with prejudice. The proposed settlement also provides that the defendants will not oppose a request to the Court by plaintiff’s counsel for attorney’s fees up to an immaterial amount agreed to by the parties and is subject to, among other things, confirmatory discovery, agreement to a stipulation of settlement, and final court approval following notice to the Settlement Class. The parties reported the proposed settlement to the Court on August 14, 2013, and the Court ordered a stay of all proceedings (except those related to settlement). Since that date, the parties have engaged in Confirmatory Discovery, which has been completed. The parties are presently in the process of finalizing a formal Stipulation of Settlement. Colonial and MAA management believe that the allegations in the amended complaint are without merit and that the disclosures made prior to the settlement are adequate under the law but wish to settle the State Litigation in order to avoid the cost and distraction of further litigation. In the event that the stipulation of settlement is not approved by the Court, the defendants intend to vigorously defend the State Litigation.

On August 20, 2013, a purported Colonial shareholder filed an individual lawsuit in the United States District Court for the Northern District of Alabama against Colonial captioned Kempen v. Colonial Properties Trust, et al. (the “Federal Litigation”). The complaint named as defendants Colonial, the members of the Colonial board of trustees, Colonial LP, MAA, MAA LP and OP Merger Sub, and alleged that all defendants violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder because the joint proxy statement/prospectus included in the registration statement on Form S-4 filed with the SEC on July 19, 2013 is allegedly materially misleading, depriving plaintiff of making a fully informed decision regarding his vote on the parent merger. The complaint alleged that defendants misrepresented or omitted material facts concerning Colonial’s projections, the financial analyses of Colonial’s financial advisor, conflicts of interest affecting defendants and Colonial’s financial advisor, and the process employed by the Colonial trustees leading up to the decision to approve and recommend the parent merger. Plaintiff sought an order enjoining the consummation of the mergers, rescission of the mergers in the event they are consummated or awarding Plaintiff rescissory damages, and an award of costs and disbursements, including reasonable attorneys’ and experts’ fees. On August 29, 2013, counsel for plaintiff filed a Notice of Voluntary Dismissal and on August 30, 2013, U.S. District Court Judge Virginia Hopkins entered an order dismissing this case.

Regatta at James Island Litigation

The Trust and CRLP, along with multiple other parties, are named defendants in lawsuits arising out of alleged construction deficiencies with respect to condominium units at Regatta on James Island in Charleston County, South Carolina. Regatta is a 212 unit condominium project that was developed by a subsidiary of the Company and constructed by Colonial Construction Services, LLC in the mid-2000s. The lawsuits, one filed on behalf of the condominium homeowners association and one filed by three of the purchasers (purportedly on behalf of all purchasers), were filed in the South Carolina state court, Charleston County, in August 2012, against various parties involved in the development, design, and construction of the Regatta on James Island property, including the contractors, subcontractors, architect, and developer. The plaintiffs are seeking a yet to be disclosed amount in damages resulting from, among other things, alleged design and construction deficiencies. The lawsuits are currently in discovery. The Company is continuing to investigate the matter and evaluate its options and intends to vigorously defend itself against these claims. No assurance can be given that the matter will be resolved favorably to the Company. The Company has included in its loss contingency an estimate of probable loss in connection with this matter, but currently cannot reasonably estimate any further possible loss, or any range of reasonably possible loss, in connection with this matter.

Loss Contingencies

The outcomes of the claims, disputes and legal proceedings described or referenced above are subject to significant uncertainty. CRLP records an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. CRLP reviews these accruals quarterly and makes revisions based on changes in facts and circumstances.

When a loss contingency is not both probable and reasonably estimable, CRLP does not accrue the loss. However, if the loss (or an additional loss in excess of the accrual) is at least a reasonable possibility and material, then CRLP discloses a reasonable estimate of the possible loss, or range of loss, if such reasonable estimate can be made. If CRLP cannot make a reasonable estimate of the possible loss, or range of loss, then that is disclosed.

The assessment of whether a loss is probable or a reasonable possibility, and whether the loss or range of loss is reasonably estimable, often involve a series of complex judgments about future events. Among the factors that CRLP considers in this assessment, including with respect to the matters disclosed in this Note 13, are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if reasonably estimable), the progress of the matter, existing law and precedent, the opinions or views of legal counsel and other advisers, CRLP's experience in similar matters, the facts available to CRLP at the time of assessment, and how CRLP intends to respond, or has responded, to the proceeding or claim. CRLP's assessment of these factors may change over time as individual proceedings or claims progress. For matters where CRLP is not currently able to reasonably estimate a range of reasonably possible loss, the factors that have contributed to this determination include the following: (i) the damages sought are indeterminate, (ii) the proceedings are in the early stages, (iii) the matters involve novel or unsettled legal theories or a large or uncertain number of actual or potential cases or parties, and/or (iv) discussions with the parties in matters that are expected ultimately to be resolved through negotiation and settlement have not reached the point where CRLP believes a reasonable estimate of loss, or range of loss, can be made. In such instances, CRLP believes that there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss or business impact, if any.

As of September 30, 2013 and December 31, 2012, CRLP's accrual for loss contingencies was $6.3 million and $26.8 million in the aggregate, respectively.

Note 14 — Merger with MAA

On October 1, 2013, pursuant to the Agreement and Plan of Merger, dated as of June 3, 2013, an indirect, wholly-owned subsidiary of MAA LP merged with and into CRLP, with CRLP surviving the merger and, immediately following the Partnership Merger, the Trust merged with and into MAA, with MAA surviving the merger. As a result of the Parent Merger, each common share of the Trust was converted into the right to receive 0.36 of a newly issued share of MAA common stock. As a result of the Partnership Merger, each limited partner interest in CRLP designated as a “Class A Unit” and a “Partnership Unit” under the limited partnership agreement of CRLP issued and outstanding immediately prior to the effectiveness of the partnership merger was converted into the right to receive 0.36 of a newly issued common unit in MAA LP.

Note 15 — Subsequent Events

Financing Transactions

Credit Facility

On October 1, 2013, in connection with the consummation of the Mergers, the Credit Facility was paid in full and terminated.

Term Loans

On October 1, 2013, MAA LP assumed and amended the U.S. Bank Term Loan Agreement (the “U.S. Bank Loan Agreement”) with various lenders and with U.S. Bank National Association as joint lead arranger and administrative agent and with PNC Capital Markets as joint lead arranger.

On October 1, 2013, MAA LP also assumed and amended the Wells Fargo Term Loan Agreement (the “Wells Loan Agreement”) with various lenders and with Wells Fargo Bank, National Association as lead arranger and administrative agent.

Novations

MAA LP, Wells Fargo, and CRLP entered into four Novation Confirmations, pursuant to which certain swap agreements originally entered into by CRLP were transferred to MAA LP.

Notes Receivable

On November 1, 2013, the $15.8 million outstanding on a seller-financing note associated with the disposition of Colonial Promenade at Fultondale was paid in full.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated condensed financial condition and consolidated condensed results of operations should be read together with the consolidated financial statements of CRLP and the notes thereto contained in this Form 10-Q. This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” or the negative of these terms or comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and our affiliates’, or the industry’s actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements including, but not limited to, the risks described under the caption “Risk Factors” in CRLP’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). Such factors include, among others, the following:

•	difficulty in integrating MAA's and Colonial's operations, systems and personnel;

•
changes in national, regional and local economic conditions, which may be negatively impacted by concerns about inflation, deflation, government deficits (including the European sovereign debt crisis), high unemployment rates, decreased consumer confidence and liquidity concerns, particularly in markets in which we have a high concentration of properties;

•
adverse changes in real estate markets, including, but not limited to, the extent of tenant bankruptcies, financial difficulties and defaults, the extent of future demand for multifamily units and commercial space in our primary markets and barriers of entry into new markets which we may seek to enter in the future, the extent of decreases in rental rates, competition, our ability to identify and consummate attractive acquisitions on favorable terms, our ability to consummate any planned dispositions in a timely manner on acceptable terms, and our ability to reinvest sale proceeds in a manner that generates favorable returns;

•	exposure, as a multifamily focused real estate investment trust (“REIT”), to risks inherent in investments in a single industry;

•	risks associated with having to perform under various financial guarantees that we have provided with respect to certain of our joint ventures and developments;

•	ability to obtain financing at favorable rates, if at all, and refinance existing debt as it matures;

•	actions, strategies and performance of affiliates that we may not control or companies, including joint ventures, in which we have made investments;

•	changes in operating costs, including real estate taxes, utilities, and insurance;

•	higher than expected construction costs;

•	uncertainties associated with the timing and amount of real estate dispositions and the resulting gains/losses associated with such dispositions;

•
legislative or other regulatory decisions, including tax legislation, government approvals, actions and initiatives, including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof;

•
ability of CRLP to satisfy the rules to maintain its status as a partnership for federal income tax purposes, the ability of Colonial Properties Services, Inc. to maintain its status as a taxable REIT subsidiary for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

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

•
other risks identified in the 2012 Form 10-K and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate.

We undertake no obligation to publicly update or revise these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

General

As used herein, the terms “CRLP”, “we”, “us”, “our” and “Operating Partnership” refer to Colonial Realty Limited Partnership, a Delaware limited partnership, and its subsidiaries and other affiliates, including Colonial Properties Services Limited Partnership and Colonial Properties Services, Inc. or, as the context may require, Colonial Realty Limited Partnership only. As used herein, the term the “Trust” refers to Colonial Properties Trust, an Alabama real estate investment trust only.

CRLP owns, operates and develops multifamily apartment communities primarily located in the Sunbelt region of the United States. Also, we intend to create additional value from investments in commercial assets and by pursuing development opportunities. We are a fully-integrated real estate company, which means that we are engaged in the acquisition, development, ownership, management and leasing of multifamily apartment communities and other commercial real estate properties. Our activities include full or partial ownership and operation of 122 properties as of September 30, 2013, located in Alabama, Arizona, Florida, Georgia, Louisiana, Nevada, North Carolina, South Carolina, Tennessee, Texas and Virginia, development of new properties, acquisition of existing properties, build-to-suit development and the provision of management, leasing and brokerage services for commercial real estate.

As of September 30, 2013, we owned or maintained a partial ownership in:

	Consolidated Properties	Units/Sq. Feet (1)	Unconsolidated Properties	Units/Sq. Feet (1)	Total Properties	Total Units/Sq. Feet (1)
Multifamily apartment communities	115	34,370	1	288	116	34,658
Commercial properties	4	806,000	2	178,000	6	984,000
_____________________________

(1)	Units refer to multifamily apartment units. Square feet refers to commercial space and excludes space owned by anchor tenants.
In addition, we own certain parcels of land adjacent to or near these properties (the “land”). The multifamily apartment communities, the commercial properties and the land are referred to herein collectively as the “properties”. As of September 30, 2013, consolidated multifamily apartment communities and commercial properties that were no longer in lease-up were 95.0% and 89.4% occupied, respectively. We generally consider a property to be in lease-up until it first attains physical occupancy of at least 93%.
The Trust is the general partner of CRLP and, as of September 30, 2013, held approximately 92.6% of the interests in CRLP. We conduct all of our business through CRLP, CPSLP, which provides management services for our properties, and CPSI, which provides management services for properties owned by third parties, including unconsolidated joint venture entities. We perform all of our for-sale residential activities through CPSI.
As a lessor, the majority of our revenue is derived from residents and tenants under existing leases at our properties. Therefore, our operating cash flow is dependent upon the rents that we are able to charge our residents and tenants, and the ability of these residents and tenants to make their rental payments. We also receive third-party management fees generated from third-party management agreements related to management of properties held in joint ventures.
Our executive offices are located at 2101 Sixth Avenue North, Suite 750, Birmingham, Alabama, 35203 and our telephone number is (205) 250-8700.

Merger with MAA

On October 1, 2013, pursuant to the Agreement and Plan of Merger, dated as of June 3, 2013, an indirect, wholly-owned subsidiary of MAA LP merged with and into CRLP, with CRLP surviving the merger and, immediately following the Partnership Merger, the Trust merged with and into MAA, with MAA surviving the merger. As a result of the Parent Merger, each common share of the Trust was converted into the right to receive 0.36 of a newly issued share of MAA common stock. As a result of the Partnership Merger, each limited partner interest in CRLP designated as a “Class A Unit” and a “Partnership Unit” under the limited partnership agreement of CRLP issued and outstanding immediately prior to the effectiveness of the partnership merger was converted into the right to receive 0.36 of a newly issued common unit in MAA LP.

Executive Summary of Results of Operations

The following discussion of results of operations for the three and nine months ended September 30, 2013 and 2012 should be read in conjunction with the Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) of CRLP and related notes thereto included in Item 1 of this Form 10-Q.

For the three months ended September 30, 2013, CRLP reported a net loss available to common unitholders of $51.6 million, compared with a net loss available to common unitholders of $7.0 million for the comparable prior year period. For the nine months ended September 30, 2013, CRLP reported a net loss available to common unitholders of $28.1 million, compared with net income available to common unitholders of $0.1 million for the comparable prior year period.

The principal factors that influenced our results from continuing operations for the three months ended September 30, 2013 include:

•
a 4.7% increase in multifamily same-property revenue from continuing operations, from $84.3 million for the three months ended September 30, 2012 to $88.3 million for the three months ended September 30, 2013, primarily as a result of an improvement in lease rates and a consistently high occupancy level. In addition, multifamily same-property expenses from continuing operations increased 10.3%, from $33.9 million for the three months ended September 30, 2012 to $37.3 million for the three months ended September 30, 2013, primarily as a result of an increase in compensation associated with bonuses paid in contemplation of the merger and property tax accruals. Overall, these changes resulted in an 0.9% increase in multifamily same-property net operating income from continuing operations when compared with the third quarter of 2012 (see Note 8 to CRLP's Consolidated Condensed Financial Statements - “Segment Information”);

•
the inclusion of the results of operations from Colonial Grand at Ayrsley (phase II), a 81-unit multifamily apartment community located in Charlotte, North Carolina. Construction was completed for this development during the three months ended September 30, 2013;

•	charges of $28.3 million of non-cash impairment charges and other losses, primarily related to the write-down of a commercial asset; and

•	charges of $17.3 million of merger-related expenses.

In addition to the factors described above, the principal factors that influenced our results for the nine months ended September 30, 2013 include:

•
a 4.7% increase in multifamily same-property revenue from continuing operations, from $248.0 million for the nine months ended September 30, 2012 to $259.7 million for the nine months ended September 30, 2013, primarily as a result of an improvement in lease rates and a consistently high occupancy level. In addition, multifamily same-property expenses from continuing operations increased 5.8%, from $97.6 million for the nine months ended September 30, 2012 to $103.3 million for the nine months ended September 30, 2013. Overall, these changes resulted in an 4.0% increase in multifamily same-property net operating income from continuing operations when compared with the nine months ended September 30, 2012 (see Note 8 to CRLP's Consolidated Condensed Financial Statements - “Segment Information”);

•
the inclusion of the results of operations from Colonial Reserve at Frisco Bridges, a 252-unit multifamily apartment community located in Dallas, Texas, and Colonial Grand at Windermere, a 280-unit multifamily apartment community located in Orlando, Florida. These acquisitions were completed during 2013; and

•
the inclusion of the results of operations from Colonial Grand at Double Creek, a 296-unit multifamily apartment community located in Austin, Texas, and Colonial Grand at Lake Mary (Phase II), a 108-unit multifamily apartment community located in Orlando, Florida. Construction was completed for these developments during the three months ended March 31, 2013.

Results of Operations
Comparison of the Three Months Ended September 30, 2013 and 2012
Property-related revenue
Total property-related revenues, which consist of minimum rent, tenant recoveries and other property related revenue, were $103.7 million for the three months ended September 30, 2013, compared to $91.9 million for the same period in 2012. The components of property-related revenues for the three months ended September 30, 2013 and 2012 are:

	Three Months Ended		Three Months Ended
	September 30, 2013		September 30, 2012		% Change
		% of Total		% of Total	from
($ in thousands)	Revenues	Revenues	Revenues	Revenues	2012 to 2013
Minimum rent	$83,748	81%	$76,746	84%	9%
Tenant recoveries	698	1%	646	1%	8%
Other property-related revenue	19,302	19%	14,477	16%	33%
Total property-related revenues	$103,748	100%	$91,869	100%	13%
The increase in total property-related revenues of $11.9 million for the three months ended September 30, 2013, as compared to the same period in 2012, is primarily attributable to an increase in rental rates at our multifamily same-property apartment communities and an increase in minimum rent resulting from properties acquired and properties developed and placed into service since July 1, 2012. The following table illustrates the change in property-related revenues by property type, with the three components (minimum rent, tenant recoveries and other property-related revenue) presented on an aggregate basis for each property type:

	Three Months Ended		Change
	September 30,		from
($ in thousands)	2013	2012	2012 to 2013
Multifamily:
Same-property communities (1)	88,285	84,343	3,942
Acquisitions (2)	5,290	417	4,873
Developments	4,248	1,542	2,706
Other (3)	5,925	5,567	358
	$103,748	$91,869	$11,879
 _____________________________

(1)	Consists of the 101 consolidated multifamily communities, containing 30,938 apartment units, continuously owned since January 1, 2012, which are classified in continuing operations.

(2)	Includes five multifamily communities acquired since July 1, 2012, and one multifamily community that was in lease up.

(3)
Includes all commercial properties and all multifamily communities other than same-property communities, the five multifamily communities acquired since July 1, 2012 and one multifamily community that was in lease up.

Property-related revenues for our multifamily same-property communities classified in continuing operations increased $3.9 million, or 4.7%, for the three months ended September 30, 2013 compared to the same period in 2012, primarily due to improvements in lease rental rates. During the quarter, rents increased an average of 1.8% on new move-ins compared to the expiring lease for the same unit and renewal rates increased an average of 6.6% over the expiring lease for the same unit. As a result, average monthly revenue per unit for our multifamily same-property communities increased to $1,002 per unit for the three months ended September 30, 2013 compared to $949 per unit for the same period in 2012. Average occupancy for our multifamily same-property communities was 94.9% for the three months ended September 30, 2013 compared to 95.8% for the three months ended September 30, 2012.
Other non-property-related revenue
Other non-property-related revenues, which consist primarily of management fees, leasing fees and other miscellaneous fees, were $0.1 million for the three months ended September 30, 2013, compared to $1.3 million for the same period in 2012. The $1.2 million decrease is attributable to the loss, since July 1, 2012, of third-party management and leasing contracts related to properties previously held in joint ventures or owned by third-parties.
Property-related expenses
Total property-related expenses were $44.6 million for the three months ended September 30, 2013, compared to $37.1 million for the same period in 2012. The components of property-related expenses for the three months ended September 30, 2013 and 2012 are:

	Three Months Ended		Three Months Ended
	September 30, 2013		September 30, 2012		% Change
		% of Total		% of Total	from
($ in thousands)	Expenses	Expenses	Expenses	Expenses	2012 to 2013
Property operating expenses	$31,827	71%	$26,753	72%	19%
Taxes, licenses and insurance	12,798	29%	10,342	28%	24%
Total property-related expenses	$44,625	100%	$37,095	100%	20%
The increase in total property-related expenses of $7.5 million for the three months ended September 30, 2013, as compared to the same period in 2012, is primarily attributable to operating expenses associated with properties acquired and properties developed and placed into service since July 1, 2012. The increase in expenses at our same-property apartment communities is primarily due to an increase in compensation associated with bonuses paid in contemplation of the merger and property tax accruals. The following table illustrates the change in total property-related expenses by property type, with the two components (property operating expenses and taxes, licenses and insurance) presented on an aggregate basis for each property type:

	Three Months Ended		Change
	September 30,		from
($ in thousands)	2013	2012	2012 to 2013
Multifamily:
Same-property communities (1)	37,344	33,856	3,488
Acquisitions (2)	2,503	310	2,193
Developments	1,818	713	1,105
Other (3)	2,960	2,216	744
	$44,625	$37,095	$7,530
 _____________________________

(1)	Consists of the 101 consolidated multifamily communities, containing 30,938 apartment units, continuously owned since January 1, 2012, which are classified in continuing operations.

(2)	Includes five multifamily communities acquired since July 1, 2012, and one multifamily community that was in lease up.

(3)
Includes all commercial properties and all multifamily communities other than same-property communities, the five multifamily communities acquired since July 1, 2012 and one multifamily community that was in lease up.

Property management expense
Property management expenses consist of regional supervision and accounting costs related to consolidated property operations, primarily consisting of salaries and incentive compensation and property management software costs. Property management expenses were $5.8 million for the three months ended September 30, 2013, compared to $3.2 million for the same period in 2012. The $2.6 million increase in expenses is primarily attributable to an increase in compensation associated with bonuses paid in contemplation of the merger and a reallocation of management salaries and software costs from management fee expenses as a result of the disposition of our interests in certain joint ventures.
General and administrative expense
General and administrative expenses were $7.0 million for the three months ended September 30, 2013, compared to $5.9 million for the same period in 2012. The $1.1 million increase in expenses in 2013 is primarily attributable to an increase in compensation associated with bonuses paid in contemplation of the merger.
Management fees and other expenses
Management fees and other expenses consist of property management and other services provided to third parties, primarily consisting of salaries and incentive compensation, leasing commissions and legal expenses. Management fees and other expenses were $0.6 million for the three months ended September 30, 2013, compared to $1.4 million for the same period in 2012. The $0.8 million decrease in expenses is primarily attributable to the termination of management contracts in connection with the disposition of our interests in certain joint ventures or the termination of other management contracts owned by third-parties since July 1, 2012.
Merger-related expenses
Merger-related expenses primarily consist of consulting and advisory fees associated with the MAA merger, which closed on October 1, 2013. Merger-related expenses were $17.3 million for the three months ended September 30, 2013.

Depreciation

Depreciation was $31.3 million for the three months ended September 30, 2013, compared to $28.5 million for the same period in 2012. The increase in depreciation expense of $2.8 million was primarily attributable to expenses associated with properties acquired and properties developed and placed into service since July 1, 2012, as follows:

	Three Months Ended		Change
	September 30,		from
($ in thousands)	2013	2012	2012 to 2013
Multifamily:
Same-property communities (1)	24,618	25,336	(718)
Acquisitions (2)	2,364	310	2,054
Developments	1,930	567	1,363
Other (3)	2,421	2,283	138
	$31,333	$28,496	2,837
_____________________________

(1)	Consists of the 101 consolidated multifamily communities, containing 30,938 apartment units, continuously owned since January 1, 2012, which are classified in continuing operations.

(2)	Includes five multifamily communities acquired since July 1, 2012, and one multifamily community that was in lease up.

(3)
Includes overhead, all commercial properties and all multifamily communities other than same-property communities, the five multifamily communities acquired since July 1, 2012 and one multifamily community that was in lease up.

Impairment and other losses
Impairment and other losses was $28.3 million, excluding the $0.3 million classified in "Income from discontinued operations", for the three months ended September 30, 2013, compared to $0.5 million, excluding the $3.0 million classified in "Income from discontinued operations", for the same period in 2012. See Note 3 - "Real Estate Activity - Impairment and Other Losses" in the Notes to Consolidated Condensed Financial Statements of CRLP contained in Item 1 of this Form 10-Q for additional details.
Interest expense
Interest expense was $20.5 million for the three months ended September 30, 2013, compared to $23.0 million for the same period in 2012. The $2.5 million decrease in expense is primarily attributable to the pay-off of an $80.0 million 6.875% unsecured senior note in August 2012, the pay-off of a $99.5 million 6.150% unsecured senior note in April 2013, partially offset by the issuance of a $150.0 million term loan at an all-in interest rate of 2.71% in May 2012.
Comparison of the Nine Months Ended September 30, 2013 and 2012
Property-related revenue
Total property-related revenues, which consist of minimum rent, tenant recoveries and other property related revenue, were $303.6 million for the nine months ended September 30, 2013, compared to $267.7 million for the same period in 2012. The components of property-related revenues for the nine months ended September 30, 2013 and 2012 are:

	Nine Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2012		% Change
		% of Total		% of Total	from
($ in thousands)	Revenues	Revenues	Revenues	Revenues	2012 to 2013
Minimum rent	247,155	81%	$225,367	84%	10%
Tenant recoveries	2,019	1%	1,924	1%	5%
Other property-related revenue	54,432	18%	40,362	15%	35%
Total property-related revenues	$303,606	100%	$267,653	100%	13%
The increase in total property-related revenues of $36.0 million for the nine months ended September 30, 2013, as compared to the same period in 2012, is primarily attributable to an increase in rental rates at our multifamily same-property apartment communities and an increase in minimum rent resulting from properties acquired and properties developed and placed into service since January 1, 2012. The following table illustrates the change in property-related revenues by property type, with the three components (minimum rent, tenant recoveries and other property-related revenue) presented on an aggregate basis for each property type:

	Nine Months Ended		Change
	September 30,		from
($ in thousands)	2013	2012	2012 to 2013
Multifamily:
Same-property communities (1)	259,743	247,994	11,749
Acquisitions (2)	17,294	3,429	13,865
Developments	10,844	2,694	8,150
Other (3)	15,725	13,536	2,189
	$303,606	$267,653	$35,953
 _____________________________

(1)	Consists of the 101 consolidated multifamily communities, containing 30,938 apartment units, continuously owned since January 1, 2012, which are classified in continuing operations.

(2)	Includes seven multifamily communities acquired since January 1, 2012.

(3)	Includes all commercial properties and all multifamily communities other than same-property communities and the seven multifamily communities acquired since January 1, 2012.
Property-related revenues for our multifamily same-property communities classified in continuing operations increased $11.7 million, or 4.7%, for the nine months ended September 30, 2013 compared to the same period in 2012, primarily due to improvements in lease rental rates while maintaining consistently high occupancy levels. During the nine months ended September 30, 2013, rents increased an average of 1.7% on new move-ins compared to the expiring lease for the same unit and renewal rates increased an average of 6.9% over the expiring lease for the same unit. As a result, average monthly revenue per unit for our multifamily same-property communities increased to $980 per unit for the nine months ended September 30, 2013 compared to $934 per unit for the same period in 2012. Average occupancy for our multifamily same-property communities was 95.2% for the nine months ended September 30, 2013 compared to 95.4% for the nine months ended September 30, 2012.
Other non-property-related revenue
Other non-property-related revenues, which consist primarily of management fees, leasing fees and other miscellaneous fees, were $0.4 million for the nine months ended September 30, 2013, compared to $4.1 million for the same period in 2012. The $3.7 million decrease is attributable to the loss, since January 1, 2012, of third-party management and leasing contracts related to properties previously held in joint ventures or owned by third-parties.
Property-related expenses
Total property-related expenses were $122.8 million for the nine months ended September 30, 2013, compared to $106.0 million for the same period in 2012. The components of property-related expenses for the nine months ended September 30, 2013 and 2012 are:

	Nine Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2012		% Change
		% of Total		% of Total	from
($ in thousands)	Expenses	Expenses	Expenses	Expenses	2012 to 2013
Property operating expenses	$85,036	69%	$75,378	71%	13%
Taxes, licenses and insurance	37,735	31%	30,647	29%	23%
Total property-related expenses	$122,771	100%	$106,025	100%	16%
The increase in total property-related expenses of $16.7 million for the nine months ended September 30, 2013, as compared to the same period in 2012, is primarily attributable to operating expenses associated with properties acquired and properties developed and placed into service since January 1, 2012. The increase in expenses at our same-property apartment communities is primarily due to an increase in compensation associated with bonuses paid in contemplation of the merger and property tax accruals. The following table illustrates the change in total property-related expenses by property type, with the two components (property operating expenses and taxes, licenses and insurance) presented on an aggregate basis for each property type:

	Nine Months Ended		Change
	September 30,		from
($ in thousands)	2013	2012	2012 to 2013
Multifamily:
Same-property communities (1)	103,255	97,591	5,664
Acquisitions (2)	7,400	1,554	5,846
Developments	5,275	1,523	3,752
Other (3)	6,841	5,357	1,484
	$122,771	$106,025	$16,746
 _____________________________

(1)	Consists of the 101 consolidated multifamily communities, containing 30,938 apartment units, continuously owned since January 1, 2012, which are classified in continuing operations.

(2)	Includes seven multifamily communities acquired since January 1, 2012.

(3)	Includes all commercial properties and all multifamily communities other than same-property communities and the seven multifamily communities acquired since January 1, 2012.
Property management expense
Property management expenses consist of regional supervision and accounting costs related to consolidated property operations, primarily consisting of salaries and incentive compensation and property management software costs. Property management expenses were $15.1 million for the nine months ended September 30, 2013, compared to $9.1 million for the same period in 2012. The $6.0 million increase in expenses is primarily attributable to an increase in compensation associated with bonuses paid in contemplation of the merger and a reallocation of management salaries and software costs from management fee expenses as a result of the disposition of our interests in certain joint ventures.
General and administrative expense
General and administrative expenses were $16.3 million for the nine months ended September 30, 2013, compared to $17.1 million for the same period in 2012. The $0.8 million decrease in expenses in 2013 is primarily attributable to a decrease in salaries and incentive compensation expense.
Management fees and other expenses
Management fees and other expenses consist of property management and other services provided to third parties, primarily consisting of salaries and incentive compensation, leasing commissions and legal expenses. Management fees and other expenses were $0.9 million for the nine months ended September 30, 2013, compared to $5.2 million for the same period in 2012. The $4.3 million decrease in expenses is primarily attributable to the termination of management contracts in connection with the disposition of our interests in certain joint ventures or the termination of other management contracts owned by third-parties since January 1, 2012.
Merger-related expenses
Merger-related expenses primarily consist of consulting and advisory fees associated with the MAA merger, which closed on October 1, 2013. Merger-related expenses were $18.4 million for the nine months ended September 30, 2013.
Depreciation

Depreciation was $91.9 million for the nine months ended September 30, 2013, compared to $84.3 million for the same period in 2012. The increase in depreciation expense of $7.6 million was primarily attributable to expenses associated with properties acquired and properties developed and placed into service since January 1, 2012, as follows:

	Nine Months Ended		Change
	September 30,		from
($ in thousands)	2013	2012	2012 to 2013
Multifamily:
Same-property communities (1)	74,538	75,847	(1,309)
Acquisitions (2)	7,173	1,407	5,766
Developments	4,606	943	3,663
Other (3)	5,618	6,089	(471)
	$91,935	$84,286	7,649
_____________________________

(1)	Consists of the 101 consolidated multifamily communities, containing 30,938 apartment units, continuously owned since January 1, 2012, which are classified in continuing operations.

(2)	Includes seven multifamily communities acquired since January 1, 2012.

(3)	Includes overhead, all commercial properties and all multifamily communities other than same-property communities and the seven multifamily communities acquired since January 1, 2012.
Impairment and other losses
Impairment and other losses was $29.3 million, excluding the $2.1 million classified in "Income from discontinued operations", for the nine months ended September 30, 2013, compared to $1.4 million, excluding the $3.3 million classified in "Income from discontinued operations", for the same period in 2012. See Note 3 - "Real Estate Activity - Impairment and Other Losses" in the Notes to Consolidated Condensed Financial Statements of CRLP contained in Item 1 of this Form 10-Q for additional details.
Interest expense
Interest expense was $63.7 million for the nine months ended September 30, 2013, compared to $69.4 million for the same period in 2012. The $5.7 million decrease in expense is primarily attributable to the pay-off of an $80.0 million 6.875% unsecured senior note in August 2012, the pay-off of a $99.5 million 6.150% unsecured senior note in April 2013, partially offset by the issuance of a $150.0 million term loan at an all-in interest rate of 2.71% in May 2012.
Income (loss) from partially-owned unconsolidated entities
Income (loss) from partially-owned unconsolidated entities was $3.2 million for the nine months ended September 30, 2013, compared to $17.4 million for the same period in 2012. The $14.2 million decrease is primarily attributable to a reduction in gains recognized on the sale of certain joint venture interests in 2013. During 2012, we recognized a gain of approximately $17.8 million on the redemption of our remaining 15% ownership interest in the 18-asset DRA/CLP joint venture.
Net income from discontinued operations

Income from discontinued operations includes the operations from all assets disposed of in 2013 and 2012. Gain (loss) on disposal of discontinued operations for the nine months ended September 30, 2013 is primarily attributable to the approximate $9.2 million gain recognized on the sale of two multifamily apartment communities and $16.6 million gain recognized on the sale of two commercial assets.

Liquidity and Capital Resources
Short-Term Liquidity Needs

We believe our principal short-term liquidity needs are to fund:

•	operating expenses directly associated with our portfolio of properties (including regular maintenance items);

•	capital expenditures incurred to lease our multifamily apartment communities and commercial space (e.g., tenant improvements and leasing commissions);

•	interest expense and scheduled principal payments on our outstanding debt; and

•	quarterly distributions that we pay to holders of partnership units in CRLP.

Our cash flows from operations, financing activities and investing activities (including dispositions), as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources. Changes in cash due to operating, investing and financing activities are as follows:
Operating activities - Net cash provided by operating activities decreased to $93.6 million for the nine months ended September 30, 2013 from $126.7 million for the comparable prior year period. The change was primarily driven by an increase in operating performance at our same-property multifamily apartment communities and the inclusion of the results of operations from properties acquired and developments placed into service since January 1, 2012, more than offset by expenses recorded as a result of the merger with MAA and by changes attributable to the timing of payments relating to accrued expenses. The increase in operating cash flows as a result of the inclusion of results of operations from 2012 and 2013 acquisitions and developments was partially offset by disposition activity in 2013.
Investing activities - Net cash provided by investing activities was $177.0 million for the nine months ended September 30, 2013, compared to net cash used in investing activities of $137.9 million for the comparable prior year period. The change is primarily the result of increased disposition activity in the nine months ended September 30, 2013, which generated proceeds of approximately $320.6 million in 2013, compared to $10.9 million for the same period in 2012.
Financing activities - Net cash used in financing activities was $218.9 million for the nine months ended September 30, 2013, compared to net cash provided by financing activities of $9.7 million for the comparable prior year period. The change was primarily driven by the payoff of our outstanding $99.5 million, 6.150% senior note, which matured in April 2013, and the $150.0 million of proceeds from additional borrowings in 2012.
The majority of our revenue is derived from residents and tenants under existing leases, primarily at our multifamily apartment communities. Therefore, our operating cash flow is dependent upon (i) the number of multifamily apartment communities in our portfolio, (ii) rental rates, (iii) occupancy rates, (iv) operating expenses associated with these apartment communities and (v) the ability of residents to make their rental payments.
Long-Term Liquidity Needs
We believe our principal long-term liquidity needs are to fund:

•	the principal amount of our long-term debt as it matures;

•	significant capital expenditures that need to be made at our properties;

•	development projects that we undertake; and

•	costs associated with acquisitions of properties that we pursue.
Historically, we have satisfied these requirements principally through the most advantageous source of capital at the time, which has included the incurrence of new debt through borrowings by CRLP (through public offerings of unsecured debt and private incurrence of collateralized and unsecured debt), sales of common shares of the Trust (including through “at-the-market” equity offering programs), sales of preferred shares of the Trust, capital raised through the disposition of assets and joint venture capital transactions.
We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity and credit markets may not be consistently available on terms that are attractive or at all.
Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. During the nine months ended September 30, 2013, we sold assets (or our interests in assets) for aggregate gross proceeds of approximately $334.7 million ($328.5 million from the sale of consolidated assets and $6.2 million, which is our pro-rata share, from the sale of unconsolidated assets and from dispositions of our joint venture interests in the underlying assets). The proceeds were used to fund investment activities and to repay a portion of outstanding borrowings under our credit facility.
At September 30, 2013, our total outstanding debt balance was $1.68 billion. The outstanding balance includes fixed-rate debt of $1.53 billion, or 91.2% of the total debt balance, and variable-rate debt of $147.2 million, or 8.8% of the total debt balance. As further discussed below, at September 30, 2013, we had an unsecured revolving Credit Facility providing for total borrowings of up to $500.0 million and the Cash Management Line providing for borrowings up to $35.0 million. The Cash Management Line was amended and restated in April 2012, as discussed below.

Unsecured Revolving Credit Facility and Cash Management Line

On March 30, 2012, CRLP, with the Trust as guarantor, entered into a $500.0 million unsecured revolving Credit Facility with Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent for the lenders, and certain other financial institutions party thereto as agents and lenders. The Credit Facility has a maturity date of March 29, 2016, with a one-year extension option, which may be exercised as long as there is no existing default and upon payment of a 0.20% extension fee. The Credit Facility includes an accordion feature that allows the total commitments to be increased to $700.0 million, subject to certain conditions, including obtaining commitments from any one or more lenders, whether or not currently a lender under the Credit Facility.

The spread over LIBOR for syndicated borrowings under the Credit Facility ranges from 1.00% to 1.80% and the facility fee ranges from 0.15% and 0.40%, each based on the credit ratings of CRLP's senior unsecured debt from time to time. As of September 30, 2013, the Credit Facility had a stated interest rate of LIBOR plus 1.40% and required the payment of an annual facility fee equal to 0.30% of the aggregate loan commitments. The Credit Facility also includes an uncommitted competitive bid option for up to $250.0 million of the $500.0 million Credit Facility, which can be utilized if CRLP maintains an investment grade credit rating from either Moody's Investors Services, Inc. or Standard & Poor's Ratings Services. This option would allow participating banks to bid to provide CRLP loans at a rate that may be lower than the stated rate for syndicated borrowings.

In addition to the Credit Facility, we have a $35.0 million Cash Management Line provided by Wells Fargo which was amended and restated in April 2012. The amended and restated Cash Management Line has a maturity date of March 29, 2016.

At September 30, 2013, the Credit Facility had an outstanding balance of $135.0 million and the Cash Management Line did not have an outstanding balance. The weighted average interest rate of the Credit Facility and the Cash Management Line was 1.58% and 1.61% as of September 30, 2013 and September 30, 2012, respectively.
The Credit Facility contains various ratios and covenants that are more fully described in Note 10 - "Financing Activities" in the Notes to Consolidated Condensed Financial Statements of CRLP included in this Form 10-Q. As of September 30, 2013, we were in compliance with these covenants.
In connection with the MAA merger, the Credit Facility was paid in full and terminated on October 1, 2013.
Senior Unsecured Term Loans

On May 11, 2012, CRLP, with the Trust as guarantor, entered into a term loan agreement (the "2012 Term Loan Agreement") with U.S. Bank National Association, as administrative agent and a lender, and certain other financial institutions party thereto as lenders, which provides for a $150.0 million senior unsecured term loan. As of September 30, 2013, the term loan had an outstanding balance of $150.0 million. The term loan bears interest at LIBOR plus a margin ranging from 1.10% to 2.05% based on the credit ratings on CRLP's unsecured debt from time to time. The interest rate of the term loan is fixed through maturity at an all-in initial interest rate of 2.71%, based on the initial margin of 1.60% pursuant to two interest rate swaps. The term loan matures on May 11, 2017. The 2012 Term Loan Agreement contains various covenants and events of default that are more fully described in Note 10 - "Financing Activities" in the Notes to Consolidated Condensed Financial Statements of CRLP included in this Form 10-Q. The proceeds from the term loan were used to repay a portion of the outstanding borrowings under our Credit Facility.

On July 22, 2011, CRLP, with the Trust as guarantor, entered into a term loan agreement (the "2011 Term Loan Agreement") with Wells Fargo, as administrative agent and a lender, and certain other financial institutions party thereto as lenders, which provides for a $250.0 million senior unsecured term loan. As of September 30, 2013, the term loan had an outstanding balance of $250.0 million. The term loan bears interest at LIBOR plus a margin ranging from 1.65% to 2.90% based on the credit ratings on CRLP's unsecured debt from time to time. We entered into two interest rate swaps to fix the interest rate through maturity at an all-in initial interest rate of 5.00%, based on the initial margin of 2.45%. During 2012, CRLP's senior unsecured debt rating was upgraded to Baa3, therefore reducing the interest rate to 4.55%. The term loan matures on August 1, 2018. The 2011 Term Loan Agreement contains various covenants and events of default that are more fully described in Note 10 - "Financing Activities" in the Notes to Consolidated Condensed Financial Statements of the Trust and CRLP included in this Form 10-Q. The proceeds from the term loan were used to repay a portion of the outstanding borrowings under our Credit Facility.

In connection with the MAA merger, the 2012 Term Loan and the 2011 Term Loan were both assumed by MAA LP on October 1, 2013.

Unsecured Senior Note Maturity
During April 2013, our outstanding 6.150% senior note matured, which we satisfied with an aggregate payment of $102.6 million ($99.5 million of principal and $3.1 million of accrued interest) using borrowings under our Credit Facility.

Capital Investments / Cost Capitalization
The following table summarizes our capital investments and capitalized costs, consisting of costs associated with acquisition of assets, as well as development expenditures and other capitalized expenditures for our consolidated assets, for the nine months ended September 30, 2013 and 2012:

($ in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Multifamily Acquisitions	$—	$—	$79,150	$74,775

Developments:
Multifamily	$18,805	$19,736	$59,012	$57,827
Commercial	3,894	1,756	8,777	13,281
For Sale / Other	—	567	129	1,900
Total Developments	$22,699	$22,059	$67,918	$73,008

Capital Expenditures:
Multifamily Capital Expenditures	$8,121	$8,858	$20,838	$21,027
Commercial Capital Expenditures	$232	$165	$1,867	$911
For the nine months ended September 30, 2013 and 2012, our multifamily capital expenditures were $611 per unit and $617 per unit, respectively.

We capitalize interest, real estate taxes and certain internal personnel and associated costs related to projects under development, construction and rehabilitation. The incremental personnel and associated costs are capitalized to the projects under development and rehabilitation based upon the effort associated with such projects. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and included in construction in progress. We cease the capitalization of such costs as the project becomes substantially complete and available for occupancy. In addition, prior to the completion of the project, we expense, as incurred, substantially all operating expenses (including pre-opening marketing expenses) of such project. Capitalized indirect costs associated with our projects under development or construction were $0.6 million and $0.7 million for the three months ended September 30, 2013 and 2012, respectively, and $1.9 million for the nine months ended September 30, 2013 and 2012.
Distributions
On January 23, 2013, a cash distribution was declared to partners of CRLP in the amount of $0.21 per unit, totaling approximately $20.1 million. The $0.21 per unit distribution represented a 16.7% increase ($0.03 per share/unit) when compared to the previous distribution. The distributions were declared to partners of record as of February 4, 2013 and was paid on February 11, 2013.
On April 24, 2013, a cash distribution was declared to partners of CRLP in the amount of $0.21 per unit, totaling approximately $20.1 million. The distribution was declared to partners of record as of May 6, 2013 and was paid on May 13, 2013.
On July 8, 2013, a cash distribution was declared to partners of CRLP in the amount of $0.21 per unit, totaling approximately $20.1 million. The distribution was declared to partners of record as of July 19, 2013 and was paid on July 31, 2013.
The maintenance of these distributions is subject to various factors, including the discretion of the Trust's Board of Trustees, the Trust's ability to pay dividends under Alabama law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of the Trust's "REIT taxable income," subject to certain adjustments and excluding net capital gains, to be distributed to the Trust's shareholders.

Commitments and Contingencies
During the fourth quarter 2012, we recorded $4.2 million related to required infrastructure repairs on Colonial Promenade Alabaster II. This retail asset was developed and sold by CPSI, and therefore was expensed as additional development costs in "(Loss) gain on sale of property" in the Consolidated Statements of Operations and Comprehensive Income (Loss) of CRLP. During the three months ended September 30, 2013, we recorded an additional $0.4 million related to the ongoing repairs. Required infrastructure repairs are in progress and are expected to be completed during the fourth quarter of 2013.
As of September 30, 2013, we are self-insured up to $0.8 million, $0.9 million and $1.8 million for general liability, workers' compensation and property insurance, respectively. We are also self-insured for health insurance and responsible for amounts up to $135,000 per claim and up to $2.0 million per person.
For a discussion of certain ongoing litigation matters, see Note 13 - "Legal Proceedings" in the Notes to Consolidated Condensed Financial Statements of CRLP included in this Form 10-Q. In addition, we are involved in various other lawsuits and claims arising in the normal course of business, many of which are expected to be covered by liability insurance. In the opinion of management, although the outcomes of those normal course suits and claims are uncertain, in the aggregate they should not have a material adverse effect on our business, financial condition, and results of operations.
Off-Balance Sheet Arrangements
At September 30, 2013, our pro-rata share of mortgage debt of unconsolidated joint ventures was $13.9 million. The aggregate maturities of this mortgage debt are as follows:

($ in thousands)
2013	$11,931
2014	—
2015	92
2016	—
2017	1,902
Thereafter	—
$13,925

Of the $13.9 million outstanding, the $11.9 million maturing in 2013 represents our pro-rata portion of the amount outstanding on the construction note for the Colonial Promenade Smyrna joint venture, which we acquired from the lender in May 2010 (see Note 2 - "Summary of Significant Accounting Policies - Notes Receivable" in our Notes to Consolidated Condensed Financial Statements of CRLP included in this Form 10-Q). We intend to cooperate with our joint venture partners in connection with their efforts to refinance and/or replace debt, which cooperation may include additional capital contributions from time to time in connection therewith.
There can be no assurance that our joint ventures will be successful in refinancing and/or replacing existing debt at maturity or otherwise. If the joint ventures are unable to obtain additional financing, payoff the existing loans that are maturing, or renegotiate suitable terms with the existing lenders, the lenders generally would have the right to foreclose on the properties in question and, accordingly, the joint ventures will lose their interests in the assets. The failure to refinance and/or replace such debt and other factors with respect to our joint venture interests discussed in “Item 1A: Risk Factors” included in the 2012 Form 10-K may have a material adverse impact on the value of our joint venture interests, which, in turn, could have a material adverse effect on our financial condition and results of operations.
Under our various unconsolidated joint venture non-recourse mortgage loans, we could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with the certain customary non-recourse carve-out provisions, such as environmental conditions, misuse of funds, and material misrepresentations. In addition, as more fully described above, we have made certain guarantees in connection with our investment in unconsolidated joint ventures. We do not have any other off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.
Critical Accounting Policies and Estimates
Please refer to the 2012 Form 10-K for discussions of CRLP’s critical accounting policies. During the three months ended September 30, 2013, there were no material changes to these policies.

CRLP is subject to various claims, disputes and legal proceedings, including those described under “Liquidity and Capital Resources – Contingencies” and “Off-Balance Sheet Arrangements”, and Note 13 - "Legal Proceedings" in our Notes to Consolidated Condensed Financial Statements of CRLP included in this Form 10-Q, the outcomes of which are subject to significant uncertainty. CRLP records an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. CRLP reviews these accruals quarterly and makes revisions based on changes in facts and circumstances.
Derivatives and Hedging
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps and caps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
Amounts reported in “Accumulated other comprehensive income (loss)” related to derivatives will be reclassified to “Interest expense” as interest payments are made on our variable-rate debt. The changes in “Accumulated other comprehensive income (loss)” for reclassifications to “Interest expense” tied to interest payments on the hedged debt were $2.0 million and $1.9 million during the three months ended September 30, 2013 and 2012, respectively. The changes in “Accumulated other comprehensive income (loss)” for reclassifications to “Interest expense” tied to interest payments on the hedged debt were $5.9 million and $5.3 million during the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, CRLP had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount (in thousands)
Interest Rate Swaps	4	$400,000

In addition, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not sustained a material loss from those instruments, nor do we anticipate any material adverse effect on our net income or financial position in the future from the use of derivatives.
Inflation
Leases at the multifamily apartment communities generally provide for an initial term of six months to one year and allow for rent adjustments at the time of renewal. Leases at the office properties typically provide for rent adjustments and the pass-through of certain operating expenses during the term of the lease. Substantially all of the leases at the retail properties provide for the pass-through to tenants of certain operating costs, including real estate taxes, common area maintenance expenses, and insurance. All of these provisions permit us to increase rental rates or other charges to tenants in response to rising prices and, therefore, serve to minimize our exposure to the adverse effects of inflation.
An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At September 30, 2013, our exposure to rising interest rates was mitigated by our high percentage of consolidated fixed rate debt of 91.2%. As it relates to the short-term, an increase in interest expense resulting from increasing inflation is anticipated to be less than future increases in income before interest.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
At September 30, 2013, we had approximately $147.2 million of outstanding variable rate debt. We do not believe that the interest rate risk represented by our variable rate debt is material in relation to our $1.7 billion of outstanding total debt and our $3.0 billion of total assets at September 30, 2013.
If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease annual future earnings and cash flows by approximately $1.5 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.5 million. This assumes that the amount outstanding under our variable rate debt remains approximately $147.2 million, which was the outstanding principal balance at September 30, 2013.
At September 30, 2013, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

Item 4.	Controls and Procedures
Controls and Procedures with respect to CRLP

(a)	Disclosure controls and procedures.
CRLP has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. An evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer of MAA, which is the general partner of MAA LP, who in turn is the general partner of CRLP, of the effectiveness as of September 30, 2013 of the design and operation of CRLP’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15. Based on the evaluation, the such chief executive officer and chief financial officer, concluded that the design and operation of CRLP’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Changes in internal control over financial reporting.
There were no changes in CRLP’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, CRLP’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings included in this Quarterly Report on Form 10-Q is contained in Note 13 - "Legal Proceedings" to the Consolidated Condensed Financial Statements of CRLP and is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risk factors discussed below and contained in the 2012 Form 10-K and the descriptions included in our consolidated financial statements and accompanying notes before making an investment decision regarding our Company. The risks and uncertainties described herein and in the 2012 Form 10-K are not the only ones facing us and there may be additional risks that we do not presently know of or that we currently consider not likely to have a significant impact. All of these risks could adversely affect our business, financial condition, results of operations and cash flows.

We have incurred and expect to incur substantial expenses related to the Merger.

We have incurred and expect to incur substantial expenses in connection with the Merger and integrating our business, operation, networks, systems, technologies, policies and procedures with MAA. There are a large number of systems that must be integrated, including property management, revenue management, resident payment, credit screening, lease administration, website content management, purchasing, accounting, payroll, fixed assets and financial reporting. Moreover, there are a number of factors beyond our control that could affect the total amount or the timing of these integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, expenses associated with the Merger could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses.

We may be unable to integrate our businesses with MAA successfully or realize the anticipated synergies and other benefits of the Merger or do so within the anticipated time frame.

Because we were a public company, MAA expects to benefit from the elimination of duplicative costs associated with supporting our public company platform and the leveraging of our technology and systems. These savings are expected to be realized upon full integration, which is expected to occur over the 18-month period following the closing of the Merger. However, MAA and CRLP will be required to devote significant management attention and resources to integrating the business practices and operations of CRLP with MAA business practices and operations. Potential difficulties we may encounter in the integration process include the following:

•
the inability to successfully combine the businesses of Colonial with MAA in a manner that permits us to achieve the costs savings anticipated to result from the Merger, which would result in the anticipated benefits of the Merger not being realized in the timeframe currently anticipated or at all;

•	the complexities associated with managing the combined businesses out of several different locations and integrating personnel from the two companies;

•	the additional complexities of combining two companies with different histories, cultures, regulatory restrictions, markets and customer bases;

•	potential unknown or unforeseen liabilities, increased expenses, delays or regulatory conditions associated with Colonial, CRLP or the Merger; and

•	performance shortfalls as a result of the diversion of management's attention caused by integrating Colonial's operations with MAA's operations.

For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our operations, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with tenants, vendors and employees or to achieve the anticipated benefits of the Merger, or could otherwise adversely affect our business, results of operations, financial condition and prospects.

We may be unable to retain key employees as a result of the Merger.

Our success with depend in part upon the ability to retain key former employees of Colonial, as well as MAA's key employees. Key employees may depart because of, among other things, issues relating to the combination of the two companies, uncertainty and difficulty of integration or a desire not to remain with MAA following the Merger. Accordingly, no assurance can be given that we will be able to retain key employees to the same extent as in the past.

The Merger resulted in changes to the Trust's board of trustees that may affect our strategy going forward.

As a result of the Merger, CRLP is now effectively controlled by the board of directors of MAA. The composition of MAA's board of directors changed as a result of the Merger. MAA's board of directors now consists of twelve members, including all seven directors from MAA's board of directors prior to the Merger and five directors who were members of the Colonial board of trustees prior to the Colonial Merger. This new composition may affect CRLP's business strategy and operations going forward.

MAA may incur adverse tax consequences if Colonial failed to qualify as a REIT for U.S. federal income tax purposes and if that occurs, it may have a material adverse effect on the Operating Partnership's consolidated results of operations and financial condition.

Prior to the Merger, the Trust operated in a manner intended to allow it to qualify as a REIT for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended (the "Code"). Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations and the Trust's qualification as a REIT prior to the Merger was generally subject to a number of requirements, risks and uncertainties. The complexity of these provisions and of the applicable Treasury Regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership (such as MAA does and the Trust did prior to the Merger). The determination of various factual matters and circumstances not entirely within a REIT's control may affect its ability to qualify as a REIT.

If Colonial is determined to have lost its REIT status at any time prior to the Colonial Merger, MAA will face serious tax consequences and material tax liabilities. Because MAA owns no material assets other than its ownership interest in the MAA LP, MAA LP and its subsidiaries, including CRLP, would likely be required to provide cash to MAA to satisfy any such tax liabilities, which would substantially reduce CRLP's available cash, including cash available to pay its indebtedness because, among other things:

•
MAA would be required to pay U.S. federal income tax on the Trust's prior net income at regular corporate rates for the years it did not qualify for taxation as a REIT (and, for such years, the Trust would not be allowed a deduction for dividends paid to its former shareholders in computing its taxable income);

•	the Trust could be subject to the federal alternative minimum tax and possibly increased state and local taxes for such periods; and

•
unless the Trust us entitled to relief under applicable statutory provisions, neither it nor any "successor" company could elect to be taxed as a REIT until the fifth taxable year following the year during which it was disqualified.

MAA is liable for any taxes payable by the Trust for any periods prior to the Merger. In addition, if the Trust failed to qualify as a REIT but MAA nonetheless qualified as a REIT, in the event of a taxable disposition of a former Colonial asset during the ten years following the Merger MAA would be subject to corporate tax with respect to any built-in gain inherent in such asset as of the date of the Merger. In addition, under the "investment company" rules under Section 368 of the Code, if both MAA and the Trust were "investment companies" under such rules, the failure of either the Trust or MAA to have qualified as a REIT could cause the Merger to be taxable to MAA and its shareholders. As a result of all these factors, the Trust's failure to have qualified as a REIT could jeopardize MAA's qualification as a REIT and require us to provide material amounts of cash to MAA to satisfy its additional tax liabilities and therefore have a material adverse effect on our financial condition, results of operations, business and prospects and our ability to make payments on our indebtedness.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

A summary of repurchases by the Trust of common shares of the Trust for the three months ended September 30, 2013 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans
July 1 – July 31, 2013	98	$24.18	—	—
August 1 – August 31, 2013	245	23.37	—	—
September 1 – September 30, 2013	1,572	22.30	—	—
Total	1,915	$22.53	—	—
___________________

(1)
Represents the number of shares acquired by us from employees as payment of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our Third Amended and Restated Share Option and Restricted Share Plan or our 2008 Omnibus Incentive Plan, as amended. Whenever the Trust purchases or redeems its preferred and common shares, CRLP purchases, redeems or cancels an equivalent number of preferred or common units. Accordingly, during the three months ended September 30, 2013, CRLP acquired an equal number of common units corresponding to the number of common shares listed in the table above.

The Trust from time to time issues common shares pursuant to its Direct Investment Program, its Non-Employee Trustee Share Option Plan, its Non-Employee Trustee Share Plan, its Employee Share Option and Restricted Share Plan, and its 2008 Omnibus Incentive Plan, as amended, in transactions that are registered under the Securities Act, as amended (the “Act”). CRLP issued to the Trust, its general partner, an equal number of units for the same price at which the common shares were sold in accordance with the terms of the CRLP Partnership Agreement, in transactions that are not registered under the Act in reliance on Section 4(a)(2) of the Act due to the fact that units were issued only to the Trust and therefore, did not involve a public offering. During the three months ended September 30, 2013, CRLP issued 95,481 common units to the Trust for direct investments and other issuances under employee and nonemployee plans for an aggregate of approximately $0.2 million.

Item 6.	Exhibits
The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONIAL REALTY LIMITED PARTNERSHIP, A Delaware limited partnership

By: Mid-America Apartments, L.P.
Its General Partner

By: Mid-America Apartments Communities, Inc.
Its General Partner

November 7, 2013	By:	/s/ Albert M. Campbell, III

Albert M. Campbell, III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index of Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges for CRLP	Filed herewith

31.1	Certification of the Chief Executive Officer of MAA, in its capacity as general partner of MAA LP, the general partner of CRLP, required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of the Chief Financial Officer of MAA, in its capacity as general partner of MAA LP, the general partner of CRLP, required by Rule 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith

32.1
Certification of the Chief Executive Officer of MAA, in its capacity as general partner of MAA LP, the general partner of CRLP, required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
Filed herewith

32.2
Certification of the Chief Financial Officer of MAA, in its capacity as general partner of MAA LP, the general partner of CRLP, required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
Filed herewith

101
XBRL (Extensible Business Reporting Language). The following materials from CRLP's Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in XBRL: (i) Consolidated Condensed Balance Sheet as of September 30, 2013 (unaudited) and December 31, 2012 (audited); (ii) Consolidated Condensed Statement of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012 (unaudited); (iii) Consolidated Condensed Statement of Cash Flows for the nine months ended September 30, 2013 and 2012 (unaudited); (iv) Consolidated Statement of Partners' Equity (CRLP) for the nine months ended September 30, 2013 and 2012 (unaudited); and (v) Notes to Consolidated Condensed Financial Statements (unaudited). As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act.
Filed herewith